Form 10-Q
period 2008-03-31
RXI PHARMACEUTICALS CORP
filed 2008-05-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File number 001-33958
RXi Pharmaceuticals Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
60 Prescott Street, Worcester, MA 01605
(Address of principal executive office) (Zip code)
Registrant’s telephone number: (508) 767-3861
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of May 1, 2008, RXi Pharmaceuticals Corporation had 12,684,432 shares of common stock, $.0001 par value, outstanding.

RXi PHARMACEUTCIALS CORPORATION
FORM 10-Q — QUARTER ENDED MARCH 31, 2008
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements
		Unaudited Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	3

		Unaudited Condensed Statements of Expenses for the three months ended March 31, 2008 and 2007 and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2008	4

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2008	5

		Unaudited Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	4	Controls and Procedures	14

II		OTHER INFORMATION

	1	Legal Proceedings	15
	2	Unregistered Sales of Equity Securities and Use of Proceeds	15
	3	Defaults Upon Senior Securities	15
	4	Submission of Matters to a Vote of Security Holders	15
	5	Other Information	15
	6	Exhibits	15

Index to Exhibits			15

Signatures			16
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTCIALS CORPORATION
CONDENSED BALANCE SHEETS
(A Development Stage Company)
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$9,857	$1,763
Short term investments, at amortized cost	—	9,952
Prepaid expenses	322	22

Total current assets	10,179	11,737
Equipment and furnishings, net	364	344
Deposits	37	66

Total assets	$10,580	$12,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$240	$55
Accrued expense and other current liabilities	1,467	1,062
Due to parent	67	207

Total current liabilities	1,774	1,324

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,684,432 shares issued and outstanding	1	1
Additional paid-in capital	22,441	21,812
Deficit accumulated during the developmental stage	(13,636)	(10,990)

Total stockholders’ equity	8,806	10,823

Total liabilities and stockholders’ equity	$10,580	$12,147

The accompanying notes are an integral part of these financial statements

RXi PHARMACEUTICALS CORPORATION
CONDENSED STATEMENTS OF EXPENSES
(A Development Stage Company)
(Amounts in thousands, except per share data)

			Period from
	For the Three	For the Three	January 1, 2003
	Months Ended	Months Ended	(Date of Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Expenses:
Research and development expense	$882	$543	$9,686
Common stock and stock options issued for research and development expense	40	—	160
Research and development non-employee stock-based compensation expense	166	281	2,576
Fair value of common stock issued in exchange for licensing rights	—	—	3,954

Total research and development expense	1,088	824	16,376

General and administrative	1,202	588	6,462
General and administrative employee stock-based compensation	423	—	1,354

Total general and administrative expense	1,625	588	7,816

Operating loss	(2,713)	(1,412)	(24,192)
Interest income	75	—	523
Other expense	(8)	—	(8)

Net loss	$(2,646)	$(1,412)	$(23,677)

Net loss per common share:
Basic and diluted loss per share	$(0.21)	$(0.17)

Weighted average common shares outstanding:
basic and diluted	12,684,432	8,117,016
The accompanying notes are an integral part of these financial statements

RXi PHARMACEUTICALS CORPORATION
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Amounts in thousands, except per share data)

			Period from
	For the Three	For the Three	January 1, 2003
	Months Ended	Months Ended	(Date of Inception)
	March 31,	March 31,	through March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(2,646)	$(1,412)	$(23,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29	6	65
Loss on disposal of equipment	8	—	8
Non-cash rent expense	29	—	29
Accretion and receipt of bond discount	172	—	—
Noncash share-based compensation	629	—	4,092
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	(300)	(26)	(322)
Accounts payable	185	(33)	240
Due to parent	(140)	—	(140)
Accrued expenses and other current liabilities	366	401	1,325

Total adjustments	978	348	9,251

Net cash used in operating activities	(1,668)	(1,064)	(14,426)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(11,757)
Maturities of short-term investments	9,780	—	11,757
Cash paid for purchase of equipment and furnishings	(18)	(1)	(247)
Cash paid for lease deposit	—	—	(66)

Net cash (used in) provided by investing activities	9,762	(1)	(313)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	15,500
Net proceeds from exercise of common stock options	—	—	330
Cash advances from Parent, net	—	1,065	8,766

Net cash provided by financing activities	—	1,065	24,596

Net increase in cash and cash equivalents	8,094	0	9,857
Cash and cash equivalents at the beginning of period	1,763	3	—

Cash and cash equivalents at end of period	$9,857	$3	$9,857

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$247	$—	$521

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock	$—	$281	$978

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$48	$48

Acquisition of equipment and furnishings through accrued liabilities	$39	$4	$142

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these financial statements

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi”, or the “Company”) was formed by CytRx Corporation (“CytRx” or the “Parent”) and four prominent RNAi researchers, including Craig C. Mello, Ph.D., who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNAi. The purpose of forming RXi was to act as a discovery-stage biopharmaceutical company pursuing the development of proprietary therapeutics based on RNAi for the treatment of human diseases, including certain neurodegenerative diseases, metabolic diseases and oncology. By utilizing our expertise in RNAi and the RNAi technology platform we have licensed from prominent researchers, we believe we will be able to efficiently identify lead compounds and advance towards clinical development of commercially marketable compounds. Subsequent to the formation of RXi in 2006 and until the contribution in early 2007 of various RNAi therapeutic intellectual properties and equipment and furnishings by CytRx, RXi was an inactive company with no transactions.
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
     Because the RNAi activities prior to 2007 were conducted by CytRx, the financial statements of RXi for the periods through December 31, 2006, have been disaggregated, or “carved-out,” of the financial statements of CytRx. The historical direct expenses consist primarily of the various costs for technology license agreements, sponsored research agreements and fees paid to scientific advisors. Indirect expenses represent expenses incurred by CytRx on behalf of RXi; that have been allocated to RXi. The indirect expenses are based upon (1) estimates of the percentage of time spent by individual CytRx employees working on RXi matters, and (2) allocations of various expenses associated with each employee including salary, benefits, rent associated with an employee’s office space, accounting and other general and administrative expenses. The percentage of time spent by individual CytRx employees is then multiplied by the allocation of various expenses associated with those employees to develop an allocation of expense per employee and the sum of such relocations for these employees equals the total expense allocation for the year. RXi’s financial information from and after January 8, 2007 includes expenses incurred by RXi in its RNAi therapeutic programs, as well as an allocation of corporate services provided by CytRx.
     Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable; however, RXi’s financial position, results of operations and cash flows may have been materially different if it was operated as a stand-alone entity as of and for the periods presented.
     Since we are a discovery-stage biopharmaceutical company, we have not generated any revenues since inception through March 31, 2008. Accordingly, for accounting purposes we are considered a development stage company.

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
     We have not generated any revenues to date nor do we expect to generate any revenues in the foreseeable future. We believe, with the $15.0 million equity (net of $2.0 million of expense reimbursement) investment that CytRx made on April 30, 2007, that we have adequate capital, in the form of cash on hand and short-term investments, to support our currently planned level of operations through the first quarter of 2009, during which time we expect to expend approximately $4.6 million on research and development activities and approximately $2.9 million on general and administrative expenses. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations and to meet our obligations to UMMS and other licensors. We currently have no commitments from any third parties to provide us with capital or additional funding. We cannot assure that additional debt or equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to generate significant revenues to achieve profitability and may never do so.
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in our 10-K filed on April 15, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.
Uses of estimates in preparation of financial statements
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year’s presentation.
2. Stock Based Compensation
     RXi adopted Statement of Accounting Standard (“SFAS”) 123(R) “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the prospective method and the guidance in the SEC’s Staff Accounting Bulletin (“SAB”) 107 relating to the adoption of SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS123(R) is recognized as an expense over the requisite service period.
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
     We are currently using the Black-Scholes option-pricing model to determine the fair value of nonemployee option grants. For option grants issued in the three month period ended March 31, 2008 the following weighted average assumptions were used:

Risk-free interest rate	2.567%
Expected volatility	106%
Expected lives (years)	6
Expected dividend yield	0%
     The board of directors hired an independent third party valuation firm for the purpose of valuing the common stock option transactions at January 8, 2007, April 30, 2007, August 16, 2007, October 18, 2007 and January 10, 2008. The valuation analysis at January 8, 2007, valued the various technologies and assets contributed to RXi based upon the “reproduction cost approach.” The fair market value of RXi as of April 30, 2007, August 16, 2007, October 18, 2007 and January 10, 2008 were determined based upon a combination of the reproduction cost approach used in the January 8, 2007, as well as the “market capitalization approach” and the “guidelines public company method — book value multiplier approach.”
     The fair value of RXi’s common stock and RXi’s expected common stock price volatility assumption is based upon an independent third party valuation that determined the RXi corporate valuation and analyzed the volatility of a basket of comparable companies. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of RXi’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Based on CytRx’s historical experience, RXi has estimated an annualized forfeiture rate of 4.0% for options granted to its employees, 2.1% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.
     The following table summarizes stock option activity from January 1, 2008 through March 31, 2008:

	Total Number	Weighted Average
	of Shares	Exercise Price
Outstanding at January 1, 2008	1,335,184	$5.00
Granted	100,000	5.00
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	1,435,184	5.00

Options exercisable at March 31, 2008	629,563	$5.00

     The aggregate intrinsic values of outstanding and exercisable options at March 31, 2008 were calculated based on the closing price of the Corporation’s stock on March 31, 2008 of $9.50 per share less the exercise price of those shares. The total intrinsic value of outstanding stock options and exercisable common stock options for the three months ended March 31, 2008 was $6.5 million and $2.8 million, respectively.

3. Short-term Investments
     The Company purchased zero coupon U.S. Treasury Bills at a discount during 2007. These securities matured in the first quarter of 2008. The investments were classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, are measured at amortized cost since the Company had the intent and ability to hold these securities to maturity. The Company had no short-term investments as of March 31, 2008.
     Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. We have categorized our cash equivalents, and short term investments as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment.
     In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our financial assets and liabilities.
     The adoption of SFAS 157 as it relates to our financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.
4. Net Loss Per Share
     Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding; however, in accordance with the guidance provided within SFAS No. 128 no potential common shares are included in the computation of any diluted per-share amount when the Company has incurred a loss from continuing operations.
     During the three month periods ended March 31, 2008 and 2007, options to purchase 1,435,184 and 30,326 shares respectively, of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The exercise price for all of the excluded options for the three month period ended March 31, 2008 was $5.00 per share. The exercise price for the excluded options for the three month period ended March 31, 2007 was also $5.00 per share.
5. Income Taxes
     RXi’s operating results have been included in CytRx’s consolidated U.S. Federal and state income tax returns through the year ended December 31, 2007. Based on an assessment of all available evidence including, but not limited to the fact the RXi operating results have been included in CytRx consolidated U.S. Federal and State income tax return for the year ended December 31, 2007, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred income tax valuation allowance has been recorded against these assets.
     We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Since our operating results have been included in CytRx’s consolidated U.S. Federal and state income tax returns through the year ended December 31, 2007, no evaluation has been required by us for tax years up to and including the tax year ended December 31, 2007.

6. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on our financial statements.
     In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 did not have an impact on our financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.
7. Subsequent Events
     On April 18, 2008, we granted options to purchase 25,000 shares of common stock to each non-employee member of our board of directors. These options had an exercise price of $7.50 per share, which represents our closing stock price on that date. Each of these options vest over a nine month period and expire no later than 10 years from the grant date.
     On April 18, 2008, we granted options to purchase 240,780 shares of common stock to employees and consultants. These options had an exercise price of $7.50 per share, which represents our closing stock price on that date. Each of these options vest quarterly over a four year period and expire no later than 10 years from the grant date.
     On April 18, 2008, we granted options to purchase 105,664 shares of common stock to the four members of our Scientific Advisory Board. These options had an exercise price of $7.50 per share, which represents our closing stock price on that date. Each of these options was fully vested on the date of grant and expire no later than 10 years from the grant date.
     In April 2008, we entered into a lease obligation for certain laboratory equipment in the amount of $35,000. The term of the lease is for two years at an interest rate of 0%. The lease includes a purchase option of $1 at the end of the lease term and as a result, will be accounted for as fixed assets in our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
     This management’s discussion and analysis of financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described elsewhere in this quarterly report, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.
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
     We have not generated revenue to date and may not generate revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase related to operation as a public company and as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments under collaborative agreements. We believe that we have sufficient cash, cash equivalents and short-term investments to fund our currently planned business activities through the first quarter of 2009, during which time we expect to expend approximately $4.6 million on research and development activities and approximately $2.9 million on general and administrative expenses.
Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007
Revenue
     We did not generate any revenues during the three months ended March 31, 2008 and 2007. We also anticipate that no revenue from sales of products will be generated for the year ending December 31, 2008 and that we will not generate revenue from sales of products for the foreseeable future. Accordingly, for accounting purposes we consider ourselves to be a development stage company.

Research and Development Expense
     Research and development expenses were $1,088,000 for the three months ended March 31, 2008, compared to $824,000 for the three months ended March 31, 2007. The increase of $264,000, or 32.0%, was due to higher staff and supplies costs, partially offset by lower costs associated with non-employee stock based compensation. Research and development expense consists primarily of costs related to (i) compensation and other related costs for our personnel dedicated to research and development activities ii) the UMMS license agreements, (iii) the collaboration and invention disclosure agreements pursuant to which UMMS agreed to disclose certain inventions to CytRx and us and to provide CytRx and us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (iv) the compensation for our SAB members. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
General and Administrative Expense
     General and administrative expenses were $1,625,000 for the three months ended March 31, 2008, compared to $588,000 for the three months ended March 31, 2007. The increase of $1,037,000, or 176.4% was due to higher staff-related costs, including $423,000 in stock option compensation expense, and to costs associated with being a public company, including legal, printing and other costs related to our SEC filings and investor relations costs, partially offset by the elimination of the allocation of indirect costs from CytRx. General and administrative expenses include all direct and indirect administrative salaries, professional services, which include consultants, legal fees, audit and tax fees and general corporation expenses.
Interest income
     Interest income was $75,000 for the three months ended March 31, 2008, compared to no interest income for the three months ended March 31, 2007. This increase was due to interest earned on our cash and cash equivalents during the first quarter of 2008, while we had minimal cash, cash equivalents or short-term investments during the first quarter of 2007.
Liquidity and Capital Resources
     In April 2007, we issued 3,273,292 shares of common stock (valued at approximately $5.00 per share, based in part, upon the advice of the third-party valuation advisor and assuming the issuance of 462,112 shares to UMMS pursuant to our license agreements with them) in exchange for $15.0 million in cash from CytRx and the settlement of our inter-company account payable due to CytRx of approximately $2.0 million. To date, we have relied exclusively upon equity financing from CytRx and short term temporary (for periods of approximately a month) advances from CytRx to finance our business and operations. We have not had any revenue since inception nor are any revenues expected for the foreseeable future; however, it will be necessary for us to fund our operations, including general and administrative expenses as well as expenditures for research and development. We believe that we have adequate capital, in the form of cash on hand and short-term investments, to support our currently planned level of operations through the first quarter of 2009 during which time we expect to expend approximately $4.6 million on research and development activities and approximately $2.9 million on general and administrative expenses. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations and to meet our obligations to UMMS and other licensors. We currently have no commitments from any third parties to provide us with capital or additional funding. We cannot assure that additional debt or equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $1,668,000 for the three month period ended March 31, 2008, compared to $1,064,000 net cash used in operating activities for the three month period ended March 31, 2007. The increase of approximately $600,000 in the use of cash resulted primarily from a net loss of $2,646,000, less the add back of non-cash items of $629,000 related to stock-based compensation, $29,000 related to depreciation, $172,000 related to accrued interest on short term investments and $111,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
     Net cash provided by investing activities was approximately $9,762,000 for the three month period ended March 31, 2008, compared to net cash used of $1,000 for the three month period ended March 31, 2007. The increase of approximately $9,761,000 in cash provided by investing activities was primarily due to the redemption of short-term investments in the first quarter.

Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $0 for the three month period ended March 31, 2008, compared to $1,065,000 for the three month period ended March 31, 2007. This decrease was primarily due to the absence of cash advances from our former parent company during the three month period ended March 31, 2008.
Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing, other than operating leases.
Critical Accounting Policies and Estimates
     In our Form 10-K for the year ended December 31, 2007, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2007. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, our Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:
(a)	our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)	our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit
Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Tod Woolf
31.2	Sarbanes-Oxley Act Section 302 Certification of Stephen J. DiPalma
32.1	Sarbanes-Oxley Act Section 906 Certification of Tod Woolf and Stephen J. DiPalma

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi PHARMACEUTICALS CORPORATION
(Registrant)
By:	/s/ Tod Woolf
Tod Woolf, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stephen J. DiPalma
Stephen J. DiPalma
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2008