Form 10-Q
period 2008-06-30
RXI PHARMACEUTICALS CORP
filed 2008-08-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☑
As of August 1, 2008, RXi Pharmaceuticals Corporation had 13,757,731 shares of common stock, $.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED JUNE 30, 2008
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	3

		Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	3

		Condensed Statements of Expenses for the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and 2007, and the cumulative amounts for the period January 1, 2003 (date of inception) to June 30, 2008	4

		Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the cumulative amounts for the period January 1, 2003 (date of inception) to June 30, 2008	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	4	Controls and Procedures	16

II		OTHER INFORMATION	17

	1	Legal Proceedings	17
	2	Unregistered Sales of Equity Securities and Use of Proceeds	17
	3	Defaults Upon Senior Securities	17
	4	Submission of Matters to a Vote of Security Holders	17
	5	Other Information	17
	6	Exhibits	17

Index to Exhibits			18

Signatures			19
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
CONDENSED BALANCE SHEETS
(A Development Stage Company)
(Amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,020	$1,763
Short term investments, at amortized cost	6,055	9,952
Prepaid expenses and other current assets	358	22

Total current assets	15,433	11,737
Equipment and furnishings, net	393	344
Deposits	16	66

Total assets	$15,842	$12,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$55
Accrued expense and other current liabilities	1,034	1,062
Current maturities of capital lease obligations	17	—
Due to former parent company	—	207

Total current liabilities	1,522	1,324

Capital lease obligations, net of current maturities	13	—

	1,535	1,324

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,757,731 and 12,684,432 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	32,260	21,812
Deficit accumulated during the developmental stage	(17,954)	(10,990)

Total stockholders’ equity	14,307	10,823

Total liabilities and stockholders’ equity	$15,842	$12,147

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
CONDENSED STATEMENTS OF EXPENSES
(A Development Stage Company)
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					January 1, 2003
	For the Three	For the Three	For the Six	For the Six	(Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Expenses:
Research and development expense	$1,307	$696	$2,189	$1,239	$10,993
Common stock and stock options issued for research and development expense	73	32	113	32	233
Research and development non-employee stock-based compensation expense	1,386	731	1,552	1,012	3,962
Fair value of common stock issued in exchange for licensing rights	—	2,311	—	2,311	3,954

Total research and development expense	2,766	3,770	3,854	4,594	19,142
General and administrative	1,154	824	2,356	1,412	7,616
General and administrative employee stock-based compensation	426	298	849	298	1,780

Total general and administrative expense	1,580	1,122	3,205	1,710	9,396

Operating loss	(4,346)	(4,892)	(7,059)	(6,304)	(28,538)
Interest income	28	133	103	133	551
Other expense	—	—	(8)	—	(8)

Net loss	$(4,318)	$(4,759)	$(6,964)	$(6,171)	$(27,995)

Net loss per common share:
Basic and diluted loss per share	$(0.34)	$(0.42)	$(0.55)	$(0.64)	N/A

Weighted average common shares outstanding:
basic and diluted	12,743,404	11,222,536	12,713,918	9,671,849	N/A

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Amounts in thousands, except per share data)
(Unaudited)

			Period from
			January 1, 2003
			(Date of
	For the Six	For the Six	Inception)
	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(6,964)	$(6,171)	$(27,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	62	12	98
Loss on disposal of equipment	8	—	8
Non-cash rent expense	29	—	29
Accretion and receipt of bond discount	171	—	(1)
Noncash share-based compensation	2,514	1,341	5,977
Fair value of common stock issued in exchange for licensing rights	—	2,311	3,954
Changes in assets and liabilities:
Prepaid expenses	(336)	(15)	(358)
Accounts payable	416	435	471
Due to parent	(207)	—	(207)
Accrued expenses and other current liabilities	(28)	374	931

Net cash used in operating activities	(4,335)	(1,713)	(17,093)

Cash flows from investing activities:
Purchase of short-term investments	(6,054)	—	(17,811)
Maturities of short-term investments	9,780	—	11,757
Cash paid for purchase of equipment and furnishings	(76)	(19)	(305)
Cash refunded (paid) for lease deposit	21	—	(45)

Net cash provided by (used in) investing activities	3,671	(19)	(6,404)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,934	15,348	23,434
Net proceeds from exercise of common stock options	—	—	330
Repayments of capital lease obligations	(13)		(13)
Cash advances from former parent company, net	—	1,347	8,766

Net cash provided by financing activities	7,921	16,695	32,517

Net increase in cash and cash equivalents	7,257	14,963	9,020
Cash and cash equivalents at the beginning of period	1,763	2	—

Cash and cash equivalents at end of period	$9,020	$14,965	$9,020

Supplemental disclosure of cash flow information:
Net cash received during the period for interest	$243	$133	$517

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$43	$—	$43

Settlement of corporate formation expenses in exchange for common stock	$—	$281	$978

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$49	$48

Acquisition of equipment and furnishings through accrued liabilities	$—	$3	$—

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
June 30, 2008
(Unaudited)
1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi”, or the “Company”) was formed by CytRx Corporation (“CytRx” or the “Former Parent”) and four prominent RNAi researchers, including Craig C. Mello, Ph.D., who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNA interference (RNAi). The purpose of forming RXi was to pursue the development of proprietary therapeutics based on RNAi for the treatment of human diseases, including certain neurodegenerative and metabolic diseases and cancers. By utilizing our expertise in RNAi and the RNAi technology platform we have licensed from prominent researchers, we believe we will be able to efficiently identify lead compounds and advance towards clinical development of commercially marketable compounds, primarily in partnerships with pharmaceutical and larger biotech companies. Following the formation of RXi in 2006 and before the contribution in early 2007 of various RNAi therapeutic intellectual properties and equipment and furnishings by CytRx, RXi was an inactive company with limited transactions.
     In 2003, CytRx entered into several technology license agreements with University of Massachusetts Medical School (UMMS), related to RNAi technologies. CytRx subsequently entered into other RNAi-related technology agreements. Three of these sponsored research agreements were with UMMS and one of the sponsored research agreements was with Massachusetts General Hospital. As more fully described below, these assets were contributed to RXi in the first quarter of 2007.
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
     Because the RNAi activities prior to 2007 were conducted by CytRx, the financial statements of RXi for the periods through December 31, 2006, have been disaggregated, or “carved-out,” of the financial statements of CytRx. The historical direct expenses during this period consisted primarily of the various costs for technology license agreements, sponsored research agreements and fees paid to scientific advisors. Indirect expenses during this period represent expenses incurred by CytRx on behalf of RXi, including salary, benefits, rent, accounting and other general and administrative expenses that have been allocated to RXi based upon estimates of the percentage of time spent by individual CytRx employees working on RXi matters. Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable; however, RXi’s financial position, results of operations and cash flows may have been materially different if it was operated as a stand-alone entity as of and for the periods ended December 31, 2007. RXi’s financial information from January 8, 2007 includes expenses incurred by RXi in its RNAi therapeutic programs, as well as an allocation of indirect expenses relating to corporate services provided by CytRx through December 31, 2007.

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
June 30, 2008
     To date, RXi’s principal activities have consisted of acquiring RNAi-related assets through exclusive and non-exclusive licenses to key RNAi technologies and patent rights, initiating research and pre-clinical development activities utilizing our RNAi therapeutic platform, recruiting a RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotech companies.
     As we have not generated any revenues from inception through June 30, 2008, we are considered a development-stage company for accounting purposes. We believe that we have adequate capital, in the form of cash on hand and short-term investments, to support our currently planned level of operations through the second half of 2009. In the future, we will be dependent on obtaining funding from third parties in order to maintain our operations. We currently have no commitments from any third parties to provide us funding. There is no guarantee that additional debt, equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company. We expect to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization, even if we are collaborating with pharmaceutical and larger biotech companies. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we recruit additional management and administrative personnel. We will need to generate significant revenues to achieve profitability and may never do so.
The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the six-month periods ended June 30, 2008 and 2007 and for the three-month periods ended June 30, 2008 and 2007, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through June 30, 2008, is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year.
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

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
June 30, 2008
2. Stock Based Compensation
     RXi adopted Statement of Accounting Standard (“SFAS”) 123(R) “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective method and the guidance in the SEC’s Staff Accounting Bulletin (“SAB”) 107 relating to the adoption of SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS123(R) is recognized as an expense over the requisite service period.
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
     We are currently using the Black-Scholes option-pricing model to determine the fair value of all our option grants. For option grants issued in the six month period ended June 30, 2008 and 2007 the following assumptions were used:

	2008	2007
Risk-free interest rate	3.29% — 3.99%	4.51% — 4.55%
Expected volatility	101.8%	108.7%
Expected lives (years)	6 — 10	6
Expected dividend yield	0.00%	0.00%
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

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
June 30, 2008
     RXi’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of RXi’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Based on CytRx’s historical experience, RXi has estimated an annualized forfeiture rate of 4.0% for options granted to its employees, 2.1% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.
     The following table summarizes stock option activity from January 1, 2008 through June 30, 2008:

	Total Number	Weighted Average
	of Shares	Exercise Price
Outstanding at January 1, 2008	1,335,184	$5.00
Granted	652,109	6.96
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2008	1,987,293	5.64

Options exercisable at June 30, 2008	977,151	$5.57

     The aggregate intrinsic values of outstanding and exercisable options at June 30, 2008 were calculated based on the closing price of the Corporation’s stock on June 30, 2008 of $8.00 per share less the exercise price of those shares. The total intrinsic value of outstanding stock options and exercisable common stock options for the six months ended June 30, 2008 was $4,685,000 and $2,375,000, respectively. The aggregate intrinsic value of outstanding options as of June 30, 2007 is negligible.
3. Short-term Investments
     The Company purchased zero coupon U.S. Treasury Bills at a discount during 2007 and Federal Home Loan Bank Notes in the second quarter of 2008. The U.S. Treasury Bills matured in the first quarter of 2008. The investments were and are classified as held- to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, are measured at amortized cost since the Company had the intent and ability to hold these securities to maturity. The Company has short-term investments of approximately $6,055,000 as of June 30, 2008. The fair market value of these short-term investments was approximately $6,092,000 as of June 30, 2008.
     Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. We have categorized our cash equivalents and short term investments as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment.
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

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
June 30, 2008
The adoption of SFAS 157 as it relates to our financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.
4. Capital Lease Obligations
     The Company has acquired equipment under a capital lease obligation. Accordingly, the Company capitalized approximately $43,000 of equipment during the six month ended June 30, 2008 and this is included in equipment and furnishings on the balance sheet. Amortization of capitalized leased equipment, included in depreciation expense at June 30, 2008 was approximately $2,200. Accumulated amortization of capitalized lease equipment was approximately $2,200 at June 30, 2008. Future minimum lease payments under the capital lease are $8,700, $17,000 and $4,300 for the year ending December 31, 2008, 2009, 2010, respectively.
5. Stockholder’s Equity
     On June 24, 2008, the Company entered into a Securities Purchase Agreement pursuant to which we issued and sold to certain investors, including affiliates of Fidelity Investments, an aggregate of 1,073,299 shares of our common stock in a private placement at a price of $8.12 per share. The Company agreed to file a registration statement covering the resale of all shares issued in the private placement, with all expenses incurred in connection with such registration to be borne by the Company.
     In December, 2006, the Financial Accounting Standard Board issued FASB Staff Position (FSP) EITF 00-19-2 “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5,“Accounting for Contingencies.” The application of this FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of the issuance of this FSP (December 21, 2006) and continue to be outstanding. Additionally, it is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. This pronouncement has no impact on the securities issued on June 24, 2008.
6. Net Loss Per Share
     Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding; however, in accordance with the guidance provided within SFAS No. 128, Earning per Share, (“SFAS No. 128”), no potential common shares are included in the computation of any diluted per-share amount when the Company has incurred a loss from continuing operations.
     During the three and six month periods ended June 30, 2008 and 2007, options to purchase 1,987,293 and 1,177,000 shares, respectively, of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The weighted average exercise price for all of the excluded options for the six month periods ended June 30, 2008 and June 30, 2007 was $5.64 and $5.00 per share, respectively.

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
June 30, 2008
7. License Agreements
     As part of our business, the Company enters into significant licensing agreements. There have been no material changes to the Company’s license agreements as disclosed in our 10-k for the year ended December 31, 2007.
8. Recent Accounting Pronouncements
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
     In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 did not have an impact on the Company’s financial position and results of operation.
     In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have an impact on the Company’s financial position and results of operation.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial position and results of operation.
9. Subsequent Events
     On July 18, 2008, the Company granted options to purchase 32,000 shares of common stock to employees and consultants. These options had an exercise price of $7.40 per share, which represents our closing stock price on that date. Each of these options vest quarterly over a four year period and expire no later than 10 years from the grant date.
     On July 18, 2008, the Company’s stockholders approved an amendment to the RXi Pharmaceuticals Corporation 2007 Incentive Plan (the “2007 Incentive Plan”) to increase the shares of common stock that are issuable under the Plan to 3,750,000.
     On August 7, 2008, the Company entered into an agreement for business advisory services. In addition to a monthly advisory fee, the Company agreed to issue a common stock purchase warrant for the purchase of 190,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
     This management’s discussion and analysis of financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
          The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products,, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in this quarterly report, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.
Overview
     We are a discovery-stage biopharmaceutical company pursuing proprietary therapeutics based on RNA interference, or RNAi, a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence,” expression of targeted disease-associated genes. We intend to initially focus on certain neurodegenerative diseases, metabolic diseases, and oncology. By utilizing our expertise in RNAi and the RNAi technology platform we have built, we believe we will be able to discover lead compounds and move them into clinical development more efficiently than traditional drug discovery approaches.
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
     To date, RXi’s principal activities have consisted of acquiring RNAi-related assets through exclusive and non-exclusive licenses to key RNAi technologies and patent rights, initiating research and pre-clinical development activities utilizing our RNAi therapeutic platform, recruiting a RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotech companies.
     We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase related to operating as a public company and as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments under collaborative agreements. We believe that we have sufficient cash, cash equivalents and short-term investments to fund our currently planned business activities through the second half of 2009.

Results of Operations
For the Three Months Ended June 30, 2008 and 2007
Revenue
     We did not generate any revenues during the three months ended June 30, 2008 and 2007. We anticipate that no revenue from sales of products will be generated for the year ending December 31, 2008, or for the foreseeable future. Accordingly, for accounting purposes we are considered to be a development stage company.
Research and Development Expense
     Research and development expenses were $2,766,000 for the three months ended June 30, 2008, compared to $3,770,000 for the three months ended June 30, 2007. The decrease of $1,004,000, or 26%, was due to lower costs associated with the issuance of common stock in exchange for licensing rights, partially offset by higher staff and supplies costs, including combined employee and non-employee stock based compensation of $1,459,000 in the three months ended June 30, 2008, compared to combined employee and non-employee stock based compensation of $763,000 in the three months ended June 30, 2007. Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our SAB members, annual license maintenance fees, and the cost of supplies and reagents used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
General and Administrative Expense
     General and administrative expenses were $1,580,000 for the three months ended June 30, 2008, compared to $1,122,000 for the three months ended June 30, 2007. The increase of $458,000 or 41% was due to higher staff-related costs, including $426,000 in stock option compensation expense, and to costs associated with being a public company, including legal, printing and other costs related to our SEC filings and investor relations costs, partially offset by the elimination of the allocation of indirect costs from CytRx. General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporation expenses.
Interest income
     Interest income was approximately $28,000 for the three months ended June 30, 2008, compared to approximately $133,000 for the six months ended June 30, 2007. This decrease was primarily due to larger average balances of our cash, cash equivalents or short-term investments during the three months ended June 30, 2007, as compared to the three months ended June 30, 2008.
Operating Results
     We reported a loss from operations of $4,346,000 in the three month period ended June 30, 2008 compared to a loss from operations of
$4,892,000 in the corresponding period in 2007, a decrease in loss of $546,000, or 11%. This decrease was due primarily to the decrease in research and development expenses, partially offset by increased general and administrative expenses, as noted above.
     We reported a net loss of $4,318,000 in the three month period ended June 30, 2008, compared to a net loss of $4,759,000 in the corresponding period in 2007, a decrease in net loss of $441,000 or 9%, and a net loss per share of $0.34 and $0.42, respectively.
For the Six Months ended June 30, 2008 and 2007
Revenue
     We did not generate any revenues during the six months ended June 30, 2008 and 2007. We anticipate that no revenue from sales of products will be generated for the year ending December 31, 2008, or for the foreseeable future. Accordingly, for accounting purposes we are considered to be a development stage company.

Research and Development Expense
     Research and development expenses were $3,854,000 for the six months ended June 30, 2008, compared to $4,594,000 for the six months ended June 30, 2007. The decrease of $740,000, or 16% was due to lower costs associated with the issuance of common stock in exchange for licensing rights, partially offset by higher staff and supplies costs, including combined employee and non-employee stock based compensation of $1,665,000 in the six months ended June 30, 2008, compared to combined employee and non-employee stock based compensation of $1,044,000 in the six months ended June 30, 2007. Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our SAB members, annual license maintenance fees, and the cost of supplies and reagents used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
General and Administrative Expense
     General and administrative expenses were $3,205,000 for the six months ended June 30, 2008, compared to $1,710,000 for the six months ended June 30, 2007. The increase of $1,495,000 or 87% was due to higher staff-related costs, including $849,000 in stock option compensation expense, and to costs associated with being a public company, including legal, printing and other costs related to our SEC filings and investor relations costs, partially offset by the elimination of the allocation of indirect costs from CytRx. General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporation expenses.
Interest income
     Interest income was approximately $103,000 for the six months ended June 30, 2008, compared to approximately $133,000 for the six months ended June 30, 2007. This decrease was primarily due to larger average balances of our cash, cash equivalents or short-term investments during the six months ended June 30, 2007, as compared to the six months ended June 30, 2008.
Operating Results
     We reported a loss from operations of $7,059,000 in the six month period ended June 30, 2008 compared to a loss from operations of $6,304,000 in the corresponding period in 2007, an increase in loss of $755,000, or 12%. This increase was due primarily to increased general and administrative expenses, as noted above.
     We reported a net loss of $6,964,000 in the six month period ended June 30, 2008, compared to a net loss of $6,171,000 in the corresponding period in 2007, an increase in net loss of $793,000 or 13%, and a net loss per share of $0.55 and $0.64, respectively.
Liquidity and Capital Resources
In April 2007, we issued 3,273,292 shares of common stock (valued at approximately $5.00 per share, based in part, upon the advice of the third-party valuation advisor and assuming the issuance of 462,112 shares to UMMS pursuant to our license agreements with them) in exchange for $15,000,000 in cash from CytRx and the settlement of our inter-company account payable due to CytRx of approximately $2,000,000. On June 24, 2008, we issued 1,073,299 shares of our common stock to institutional investors at $8.12 per share resulting in aggregate gross proceeds of approximately $8,700,000. We have not had any revenue since inception nor are any revenues from product sales expected for the foreseeable future; however, it will be necessary for us to fund our operations, including general and administrative expenses as well as expenditures for research and development. We believe that we have adequate capital, in the form of cash on hand and short-term investments, to support our currently planned level of operations through the second half of 2009. In the future, we will be dependent on obtaining funding from third parties in order to maintain our operations and to meet our obligations to UMMS and other licensors. We currently have no commitments from any third parties to provide us funding. There are no guarantees that additional debt, equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $4,335,000 for the six month period ended June 30, 2008, compared to $1,713,000 net cash used in operating activities for the six month period ended June 30, 2007. The increase of approximately $2,622,000 in the use of cash resulted primarily from a net loss of $6,964,000, less the add back of non-cash items of $2,629,000, of which $2,514,000 related to stock-based compensation, $62,000 related to depreciation, $171,000 related to net accrued interest on short term investments and $155,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
     Net cash provided by investing activities was approximately $3,671,000 for the six month period ended June 30, 2008, compared to net cash used of $19,000 for the six month period ended June 30, 2007. The increase of approximately $3,690,000 in cash provided by investing activities was primarily due to the redemption of short-term investments in the first quarter offset by purchases of short-term investments in the second quarter.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $7,976,000 for the six month period ended June 30, 2008, compared to $16,695,000 for the six month period ended June 30, 2007. This decrease was primarily due to the $15,300,000 issuance of common stock in the second quarter of 2007, partially offset by an issuance of common stock in the amount of $7,934,000  to institutional investors in the second quarter of 2008.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, our Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 18, 2008 we issued to employees and directors 340,780 shares of common stock upon the exercise of stock options at a price of $7.50 per share under our 2007 Incentive Plan. The issuance of stock options and the common stock issuable upon the exercise of such options were issued pursuant to a written compensatory plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
     On April 30, 2008 we issued to SAB members 211,328 shares of common stock upon the exercise of stock options at a price of $7.01 per share under our 2007 Incentive Plan. The issuance of stock options and the common stock issuable upon the exercise of such options were issued pursuant to a written compensatory plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
     On June 24, 2008, we entered into a Securities Purchase Agreement pursuant to which we issued and sold to certain investors an aggregate of 1,073,299 shares of the Company’s common stock in a private placement at a price of $8.12 per share, resulting in aggregate gross proceeds to us of approximately $8.7 million. The securities were issued in reliance upon the exemptions from the registration under the Securities Act of 1933 (the “Securities Act”) provided by Regulation D and Section 4(2). The securities were issued directly by the registrant and did not involve a public offering or general solicitation. The investors in the private placement are “Accredited Investors” as that term is defined in Rule 501 of Regulation D.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on July 18, 2008. At the meeting, our shareholders took the following actions:
(i)	To elect one director to serve until the 2011 Annual Meeting of Stockholders

	For	Withheld
Tod Woolf, Ph.D.	10,556,476	54,440
(ii)	To ratify the selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008

For	Against	Abstain	Non-Votes
10,533,449	50,426	27,041	0
(iii)	To approve an amendment to the 2007 Incentive Plan to increase the number of shares of common stock, par value $0.0001 per share, available for issuance under the plan by 1,000,000 shares.

For	Against	Abstain	Non-Votes

7,341,001	1,165,384	31,625	2,072,906
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Amendment to Stockholder Agreement, dated July 28, 2008 *

4.2	Amendment to Exhibit A to Contribution Agreement, dated July 28, 2008 *

31.1	Sarbanes-Oxley Act Section 302 Certification of Tod Woolf

31.2	Sarbanes-Oxley Act Section 302 Certification of Stephen J. DiPalma

32.1	Sarbanes-Oxley Act Section 906 Certification of Tod Woolf and Stephen J. DiPalma

*	Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on August 4, 2008 (File No. 333-152557) and incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi PHARMACEUTICALS CORPORATION
(Registrant)
By:	/s/ Tod Woolf
Tod Woolf, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stephen J. DiPalma
Stephen J. DiPalma
Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2008