Form 10-Q
period 2008-09-30
RXI PHARMACEUTICALS CORP
filed 2008-11-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 1, 2008, RXi Pharmaceuticals Corporation had 13,762,731 shares of common stock, $.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2008
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	3

		Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	3

		Condensed Statements of Expenses for the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and 2007, and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2008	4

		Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2008	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	4	Controls and Procedures	16

II		OTHER INFORMATION	17

	1	Legal Proceedings	17
	2	Unregistered Sales of Equity Securities and Use of Proceeds	17
	3	Defaults Upon Senior Securities	17
	4	Submission of Matters to a Vote of Security Holders	17
	5	Other Information	17
	6	Exhibits	17

Index to Exhibits			18

Signatures			19
Ex-10.1 Warrant No. A-1 dated August 7, 2008 in favor of J.P. Turner Partners, LP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO & CFO

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
CONDENSED BALANCE SHEETS
(A Development Stage Company)
(Amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,664	$1,763
Short term investments, at amortized cost	9,015	9,952
Prepaid expenses and other current assets	326	22

Total current assets	13,005	11,737
Equipment and furnishings, net	358	344
Deposits	16	66

Total assets	$13,379	$12,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264	$55
Accrued expense and other current liabilities	899	1,062
Current maturities of capital lease obligations	17	—
Due to former parent company	—	207

Total current liabilities	1,180	1,324

Capital lease obligations, net of current maturities	9	—

	1,189	1,324

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,757,731 and 12,684,432 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	33,551	21,812
Deficit accumulated during the developmental stage	(21,362)	(10,990)

Total stockholders’ equity	12,190	10,823

Total liabilities and stockholders’ equity	$13,379	$12,147

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
CONDENSED STATEMENTS OF EXPENSES
(A Development Stage Company)
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					January 1, 2003
	For the Three	For the Three	For the Nine	For the Nine	(Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Expenses:
Research and development expense	$1,033	$706	$3,222	$1,945	$12,026
Common stock and stock options issued for research and development expense	84	49	197	81	317
Research and development non-employee stock-based compensation expense	83	31	1,635	1,043	4,045
Fair value of common stock issued in exchange for licensing rights	—	—	—	2,311	3,954

Total research and development expenses	1,200	786	5,054	5,380	20,342
General and administrative	1,124	1,225	3,480	2,637	8,740
Common stock warrants issued for general and administrative expenses	598	—	598	—	598
General and administrative employee stock-based compensation	542	356	1,391	654	2,322

Total general and administrative expenses	2,264	1,581	5,469	3,291	11,660

Operating loss	(3,464)	(2,367)	(10,523)	(8,671)	(32,002)
Interest income	56	171	159	304	607
Other expense	—	—	(8)	—	(8)

Net loss	$(3,408)	$(2,196)	$(10,372)	$(8,367)	$(31,403)

Net loss per common share:
Basic and diluted loss per share	$(0.25)	$(0.18)	$(0.79)	$(0.79)	N/A

Weighted average common shares outstanding:
basic and diluted	13,757,731	12,420,491	13,064,396	10,598,131	N/A

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Amounts in thousands, except per share data)
(Unaudited)

			Period from
			January 1, 2003
			(Date of
	For the Nine	For the Nine	Inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(10,372)	$(8,367)	$(31,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	93	18	129
Loss on disposal of equipment	8	—	8
Non-cash rent expense	29	—	29
Accretion and receipt of bond discount	150	(69)	(22)
Non cash share-based compensation	3,223	1,777	6,686
Common stock issued in exchange for services	598	—	598
Fair value of common stock issued in exchange for licensing rights	—	2,311	3,954
Changes in assets and liabilities:
Prepaid expenses	(262)	(55)	(284)
Accounts payable	209	(45)	264
Due to parent	(207)	—	(207)
Accrued expenses and other current liabilities	(163)	575	796

Net cash used in operating activities	(6,694)	(3,855)	(19,452)

Cash flows from investing activities:
Purchase of short-term investments	(19,785)	(11,757)	(31,542)
Maturities of short-term investments	20,530	—	22,507
Cash paid for purchase of equipment and furnishings	(72)	(58)	(301)
Cash refunded (paid) for lease deposit	21	(15)	(45)

Net cash provided by (used in) investing activities	694	(11,830)	(9,381)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,918	15,498	23,418
Net proceeds from exercise of common stock options	—	—	330
Repayments of capital lease obligations	(17)		(17)
Cash advances from former parent company, net	—	2,539	8,766

Net cash provided by financing activities	7,901	18,037	32,497

Net increase in cash and cash equivalents	1,901	2,352	3,664
Cash and cash equivalents at the beginning of period	1,763	2	—

Cash and cash equivalents at end of period	$3,664	$2,354	$3,664

Supplemental disclosure of cash flow information:
Net cash received during the period for interest	$358	$34	$632

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$43	$—	$43

Settlement of corporate formation expenses in exchange for common stock	$—	$978	$978

Allocation of management expenses	$—	$435	$551

Equipment and furnishings exchanged for common stock	$—	$48	$48

Acquisition of equipment and furnishings through accrued liabilities	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
September 30, 2008
(Unaudited)
1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi”, or the “Company”) was formed by CytRx Corporation (“CytRx” or the “Former Parent”) and four prominent RNAi researchers, including Craig C. Mello, Ph.D., who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNA interference (RNAi). The purpose of forming RXi was to pursue the development of proprietary therapeutics based on RNAi for the treatment of human diseases, including certain neurodegenerative and metabolic diseases and cancers. By utilizing the Company’s expertise in RNAi and the RNAi technology platform the Company has licensed from prominent researchers, the Company believes we will be able to efficiently identify lead compounds and advance towards clinical development of commercially marketable compounds, primarily in partnerships with pharmaceutical and larger biotech companies. Following the formation of RXi in 2006 and before the contribution in early 2007 of various RNAi therapeutic intellectual properties and equipment and furnishings by CytRx, RXi was an inactive company with limited transactions.
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
     RXi was incorporated as Argonaut Pharmaceuticals, Inc., in Delaware, on April 3, 2006 by CytRx and four scientific founders, and the Company changed its name to RXi Pharmaceuticals Corporation on November 28, 2006. From April 3, 2006 (date of incorporation) until January 8, 2007, no business was conducted at the RXi level. On January 8, 2007, RXi entered into a contribution agreement with CytRx under which CytRx assigned and contributed to RXi substantially all of its RNAi-related technologies and assets and commenced operations; these contributed assets were recorded by RXi at the historical cost basis of $48,000.
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
     To date, RXi’s principal activities have consisted of acquiring RNAi-related assets through exclusive and non-exclusive licenses to key RNAi technologies and patent rights, initiating research and pre-clinical development activities utilizing its RNAi therapeutic platform, recruiting a RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotech companies.
     As the Company has not generated any revenues from inception through September 30, 2008, the Company is considered a development-stage company for accounting purposes. The Company believes that it has adequate capital, in the form of cash on hand and short-term investments, to support its operations through the second half of 2009. In the future, the Company will be dependent on obtaining funding from third parties in order to maintain its operations. RXi currently has no commitments from any third parties to provide funding to the Company. There is no guarantee that additional debt, equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate, its operations, or to seek to merge with or to be acquired by another company.

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
September 30, 2008
     The Company expects to incur significant operating losses for the foreseeable future as the Company advances its product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotech companies. In addition to these increasing research and development expenses, the Company expects general and administrative costs to increase as it recruits additional management and administrative personnel. The Company will need to generate significant revenues to achieve profitability and may never do so.
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the nine-month periods ended September 30, 2008 and 2007 and for the three-month periods ended September 30, 2008 and 2007, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through September 30, 2008, is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year.
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
2. Stock Based Compensation
     RXi adopted Statement of Accounting Standard (“SFAS”) 123(R) “Share-Based Payment (Revised 2004)” or SFAS No. 123(R) using the modified prospective method and the guidance in the SEC’s Staff Accounting Bulletin (“SAB”) 107 relating to the adoption of SFAS 123(R). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) is recognized as an expense over the requisite service period.
     For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R), Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended.
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

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
September 30, 2008
amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the nine month period ended September 30, 2008 and 2007, the following assumptions were used:

	2008	2007
Risk-free interest rate	2.36% - 3.99%	4.39% - 4.57%
Expected volatility	101.8% - 103.24%	108.7% - 109.5%
Expected lives (years)	6 - 10	6
Expected dividend yield	0.00%	0.00%
     The Board of Directors hired an independent third party valuation firm for the purpose of valuing the common stock option transactions at January 8, 2007, April 30, 2007, August 16, 2007, October 18, 2007 and January 10, 2008. The valuation analysis at January 8, 2007, valued the various technologies and assets contributed to RXi based upon the “reproduction cost approach.” The fair market value of RXi as of April 30, 2007, August 16, 2007, October 18, 2007 and January 10, 2008 were determined based upon a combination of the reproduction cost approach used in the January 8, 2007, as well as the “market capitalization approach” and the “guidelines public company method — book value multiplier approach”.
     RXi’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under SAB 107, which averages the contractual term of RXi’s options of ten years with the average vesting term of three years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Based on CytRx’s historical experience, RXi has estimated an annualized forfeiture rate of 4.0% for options granted to its employees, 2.1% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.
     The following table summarizes stock option activity from January 1, 2008 through September 30, 2008:

	Total Number	Weighted Average
	of Shares	Exercise Price
Outstanding at January 1, 2008	1,335,184	$5.00
Granted	698,609	6.99

Outstanding at September 30, 2008	2,033,793	$5.68

Options exercisable at September 30, 2008	1,112,045	$5.62

     The aggregate intrinsic values of outstanding and exercisable options at September 30, 2008 were calculated based on the closing price of the Corporation’s stock on September 30, 2008 of $8.16 per share less the exercise price of those shares. The total intrinsic value of outstanding stock options and exercisable common stock options for the nine months ended September 30, 2008 was $5,038,000 and $2,828,000, respectively. The aggregate intrinsic value of outstanding options as of September 30, 2007 is negligible.

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
September 30, 2008
3. Short-term Investments
     The Company purchased zero coupon U.S. Treasury Bills at a discount during 2007 and Federal Home Loan Bank Notes and U.S. Treasury Bills in 2008 with staggering maturities. The investments were and are classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, are measured at amortized cost since the Company had the intent and ability to hold these securities to maturity. The Company has short-term investments of approximately $9,015,000 along with interest receivable of $42,000 included in other current assets as of September 30, 2008. The fair market value of these short-term investments was approximately $9,014,000 as of September 30, 2008.
     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement, or SFAS 157, for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. The Company categorized its cash equivalents and short term investments as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment.
     In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157,the Company has elected to defer implementation of SFAS 157 as it relates to its financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its financial assets and liabilities. The adoption of SFAS 157 as it relates to the Company’s financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
4. Capital Lease Obligations
     The Company has acquired equipment under a capital lease obligation. Accordingly, the Company capitalized approximately $43,000 of equipment during the nine months ended September 30, 2008 and this is included in equipment and furnishings on the balance sheet. Amortization of capitalized leased equipment, included in depreciation expense at September 30, 2008 was approximately $4,300. Accumulated amortization of capitalized lease equipment was approximately $4,300 at September 30, 2008. Future minimum lease payments under the capital lease are $4,300, $17,300 and $4,200 for the years ending December 31, 2008, 2009, 2010, respectively.
5. Stockholder’s Equity
     On August 7, 2008, the Company issued 190,000 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $7.036 per share and expire 5 years from the date of issuance, on August 7, 2013. The warrant vested as to 94,000 shares upon issuance, and then will vest at a rate of 32,000 shares per month starting on the 90 day anniversary of issuance, and is exercisable for a period of five years. The Company also agreed to give the holder of the warrant unlimited “piggy back” registration rights with respect to the shares of the Company’s common stock underlying the warrant in any registration statement the Company files in connection with an underwritten offering of its common stock. The fair value of these warrants has been estimated based on the Black-Scholes options pricing model, and changes in the fair value are recorded in the condensed statement of expenses in accordance with the requirements of SFAS No. 123(R), EITF Issue No. 96-18, and EITF Issue No. 00-18.
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

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
September 30, 2008
Earning per Share, (“SFAS No. 128”), no potential common shares are included in the computation of any diluted per-share amount when the Company has incurred a loss from continuing operations.
     During the three and nine month periods ended September 30, 2008 and 2007, options and warrants to purchase 2,223,793 and 1,340,000 shares, respectively, of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The weighted average exercise price for all of the excluded options for the nine month periods ended September 30, 2008 and September 30, 2007 was $5.80 and $5.00 per share, respectively.
7. License Agreements
     As part of its business, the Company enters into significant licensing agreements. There have been no material changes to the Company’s license agreements as disclosed in the Company’s Annual Report on form 10K for the year ended December 31, 2007.
8. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles .” The Company does not anticipate the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(A Development Stage Company)
September 30, 2008
9. Subsequent Events
     On October 3, 2008, the Company licensed exclusive worldwide rights to technology for the oral delivery of RNAi therapeutics from UMMS. As consideration for this license, the Company agreed to pay a total license fee of $2,500,000 over a 12 month period, which the Company may elect to pay in cash, in equity or a combination thereof, provided that a specified amount of the license fee must be made in cash. Payments made in equity may only be made if, at the time of such payment, the shares of common stock issuable upon conversion of the warrant have been registered for resale under the Securities Act of 1933. In addition, the Company agreed to pay UMMS annual maintenance fees, commencing on October 3, 2009 and certain additional amounts upon the attainment of certain specified product development milestones. The Company also will be required to pay to UMMS a percentage of income received from any sublicenses under these licenses and to pay expenses incurred by UMMS in prosecuting and maintaining the licensed patents.
     On October 17, 2008 the Company granted options to purchase 201,000 shares of common stock to employees. These options had an exercise price of $10.43 per share, which represents the Company’s closing stock price on that date. Each of these options vest quarterly over a four year period and expire no later than 10 years from the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
     This management’s discussion and analysis of financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in this quarterly report, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.
Overview
     We are a discovery-stage biopharmaceutical company pursuing proprietary therapeutics based on RNA interference, or RNAi, a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence,” expression of targeted disease-associated genes. We intend to initially focus on certain neurodegenerative diseases, metabolic diseases, and inflammation. By utilizing our expertise in RNAi and the RNAi technology platform we have built, we believe we will be able to discover lead compounds and move them into clinical development more efficiently than traditional drug discovery approaches.
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
     We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase related to operating as a public company and as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments under collaborative agreements. We believe that we have sufficient cash, cash equivalents and short-term investments to fund our operations through the second half of 2009.

Results of Operations
For the Three Months Ended September 30, 2008 and 2007
Revenue
     We did not generate any revenues during the three months ended September 30, 2008 and 2007. We anticipate that no revenue from sales of products will be generated for the year ending December 31, 2008, or for the foreseeable future. Accordingly, for accounting purposes we are considered to be a development stage company.
Research and Development Expense
     Research and development expenses were $1,200,000 for the three months ended September 30, 2008, compared with $786,000 for the three months ended September 30, 2007. The increase of $414,000, or 53%, was due to higher staff and supplies costs, including combined employee and non-employee stock based compensation of $167,000 in the three months ended September 30, 2008, compared with combined employee and non-employee stock based compensation of $80,000 in the three months ended September 30, 2007. Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our SAB members, annual license maintenance fees, and the cost of supplies and reagents used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
General and Administrative Expense
     General and administrative expenses were $2,264,000 for the three months ended September 30, 2008, compared with $1,581,000 for the three months ended September 30, 2007. The increase of $683,000 or 43% was due to higher staff-related costs, including $1,140,000 in stock option and stock warrant compensation expense, and to costs associated with being a public company, including legal, printing and other costs related to our SEC filings and investor relations costs, partially offset by the elimination of the allocation of indirect costs from CytRx. General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporation expenses.
Interest income
     Interest income was approximately $56,000 for the three months ended September 30, 2008, compared with approximately $171,000 for the three months ended September 30, 2007. This decrease was primarily due to a decline in interest rates during the three months ended September 30, 2008, as compared with the three months ended September 30, 2007.
Operating Results
     We reported a loss from operations of $3,464,000 in the three month period ended September 30, 2008 compared with a loss from operations of $2,367,000 in the corresponding period in 2007, an increase in loss of $1,097,000, or 46%. This increase was due primarily to the increase in research and development and general and administrative expenses, as noted above.
     We reported a net loss of $3,408,000 in the three month period ended September 30, 2008, compared with a net loss of $2,196,000 in the corresponding period in 2007, an increase in net loss of $1,212,000 or 55%, and a net loss per share of $0.25 and $0.18, respectively.

For the Nine Months ended September 30, 2008 and 2007
Revenue
     We did not generate any revenues during the nine months ended September 30, 2008 and 2007. We anticipate that no revenue from sales of products will be generated for the year ending December 31, 2008, or for the foreseeable future. Accordingly, for accounting purposes we are considered to be a development stage company.
Research and Development Expense
     Research and development expenses were $5,054,000 for the nine months ended September 30, 2008, compared with $5,380,000 for the nine months ended September 30, 2007. The decrease of $326,000, or 6% was due to lower costs associated with the issuance of common stock in exchange for licensing rights, partially offset by higher staff and supplies costs, including combined employee and non-employee stock based compensation of $1,832,000 in the nine months ended September 30, 2008, compared with combined employee and non-employee stock based compensation of $1,124,000 in the nine months ended September 30, 2007. Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our SAB members, annual license maintenance fees, and the cost of supplies and reagents used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
General and Administrative Expense
     General and administrative expenses were $5,469,000 for the nine months ended September 30, 2008, compared with $3,291,000 for the nine months ended September 30, 2007. The increase of $2,178,000 or 66% was due to higher staff-related costs, including $1,391,000 in stock option compensation expense, $598,000 in non-cash stock warrant compensation costs and to costs associated with being a public company, including legal, printing and other costs related to our SEC filings and investor relations, partially offset by the elimination of the allocation of indirect costs from CytRx. General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporation expenses.
Interest income
     Interest income was approximately $159,000 for the nine months ended September 30, 2008, compared with approximately $304,000 for the nine months ended September 30, 2007. This decrease was primarily due to a decline in interest rates during the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2008.
Operating Results
     We reported a loss from operations of $10,523,000 in the nine month period ended September 30, 2008, compared with a loss from operations of $8,671,000 in the corresponding period in 2007, an increase in loss of $1,852,000, or 21%. This increase was due primarily to increased general and administrative expenses, as noted above.
     We reported a net loss of $10,372,000 in the nine month period ended September 30, 2008, compared with a net loss of $8,367,000 in the corresponding period in 2007, an increase in net loss of $2,005,000 or 24%, and a net loss per share of $0.79 and $0.79, respectively.
Liquidity and Capital Resources
     In April 2007, we issued 3,273,292 shares of common stock (valued at approximately $5.00 per share, based in part, upon the advice of the third-party valuation advisor and assuming the issuance of 462,112 shares to UMMS pursuant to our license agreements with them) in exchange for $15,000,000 in cash from CytRx and the settlement of our inter-company account payable due to CytRx of approximately $2,000,000. On June 24, 2008, we issued 1,073,299 shares of our common stock to institutional investors at $8.12 per share resulting in aggregate gross proceeds of approximately $8,700,000. We have not had any revenue since inception nor are any revenues from product sales expected for the foreseeable future; however, it will be necessary for us to fund our operations, including general and administrative expenses as well as expenditures for research and development. We believe that we have adequate capital, in the form of cash on hand and short-term investments, to support our operations through the second half of 2009. In the future, we will be dependent on obtaining funding from third parties in order to maintain our operations and to meet our obligations to UMMS and other licensors. We currently have no commitments from any third parties to provide us funding. There are no guarantees that additional debt, equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $6,694,000 for the nine month period ended September 30, 2008, compared with $3,855,000 net cash used in operating activities for the nine month period ended September 30, 2007. The increase of approximately $2,839,000 in the use of cash resulted primarily from a net loss of $10,372,000, less the add back of non-cash items of $4,101,000, of which $3,223,000 related to stock-based compensation, $598,000 in stock warrant expense in exchange for services, $93,000 related to depreciation, $150,000 related to net accrued interest on short term investments and $423,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
     Net cash provided by investing activities was approximately $694,000 for the nine month period ended September 30, 2008, compared with net cash used of $11,830,000 for the nine month period ended September 30, 2007. The increase of approximately $12,524,000 in cash provided by investing activities was primarily due to the redemption of short-term investments offset by purchases of short-term investments.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $7,901,000 for the nine month period ended September 30, 2008, compared with $18,037,000 for the nine month period ended September 30, 2007. This decrease was primarily due to the $15,498,000 issuance of common stock in the second quarter of 2007, partially offset by an issuance of common stock in the amount of $7,918,000 to institutional investors in the second quarter of 2008.
Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing, other than operating leases.
Critical Accounting Policies and Estimates
     In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2007. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 7, 2008, we entered into an Investment Banking Agreement with J.P. Turner & Company, LLC (“Turner”), pursuant to which Turner agreed to provide business advisory services to us for a period of up to twelve months in exchange for (i) a monthly advisory fee equal to $19,000 per month, and (ii) the issuance by us of a warrant to purchase 190,000 shares of our common stock (the “Warrant”) at an exercise price per share equal to the average closing bid price of our common stock for the ten trading days ending three days prior to August 7, 2008, or $7.036 per share. The Warrant vested as to 94,000 shares upon issuance, and then will vest at a rate of 32,000 shares per month starting on the 90 day anniversary of issuance, and is exercisable for a period of five years. We also agreed to give Turner unlimited “piggy back” registration rights with respect to the shares of our common stock underlying the Warrant in any registration statement we file in connection with an underwritten offering of our common stock. A copy of the Warrant is attached as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Warrant No. A-1 dated August 7, 2008 in favor of J.P. Turner Partners, LP

31.1	Sarbanes-Oxley Act Section 302 Certification of Tod Woolf

31.2	Sarbanes-Oxley Act Section 302 Certification of Stephen J. DiPalma

32.1	Sarbanes-Oxley Act Section 906 Certification of Tod Woolf and Stephen J. DiPalma

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

Date: November 14, 2008