Form 10-Q
period 2009-03-31
RXI PHARMACEUTICALS CORP
filed 2009-05-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 11, 2009, RXi Pharmaceuticals Corporation had 13,821,629 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED March 31, 2009
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	3

		Condensed Balance Sheets as of March 31, 2009 and December 31, 2008	3

		Condensed Statements of Expenses for the three months ended March 31, 2009 and 2008, and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2009	4

		Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2009	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	4	Controls and Procedures	15

II		OTHER INFORMATION	16

	1	Legal Proceedings	16
	1A	Risk Factors	16
	2	Unregistered Sales of Equity Securities and Use of Proceeds	16
	3	Defaults Upon Senior Securities	16
	4	Submission of Matters to a Vote of Security Holders	16
	5	Other Information	16
	6	Exhibits	17

Index to Exhibits

Signatures			18
EX-10.1 Lease Amendment dated March 5, 2009
EX-31.1 Sarbanes-Oxley Act Section 302 Certification of Tod Woolf
EX-31.2 Sarbanes-Oxley Act Section 302 Certification of Stephen J. DiPalma
EX-32.1 Sarbanes-Oxley Act Section 906 Certification of Tod Woolf and Stephen J. DiPalma

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,172	$9,856
Prepaid expenses and other current assets	391	73

Total current assets	7,563	9,929
Equipment and furnishings, net	384	414
Deposits	16	16

Total assets	$7,963	$10,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409	$394
Accrued expense and other current liabilities	1,066	976
Current maturities of capital lease obligations	17	17

Total current liabilities	1,492	1,387

Capital lease obligations, net of current maturities	—	4

Total liabilities	1,492	1,391

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,821,629 and 13,763,231shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	36,004	34,330
Deficit accumulated during the developmental stage	(29,534)	(25,363)

Total stockholders’ equity	6,471	8,968

Total liabilities and stockholders’ equity	$7,963	$10,359

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF EXPENSES
(Amounts in thousands, except per share data)
(Unaudited)

			Period from
			January 1, 2003
	For the Three	For the Three	(Date of
	Months Ended	Months Ended	Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Expenses:
Research and development expense	$1,194	$882	$15,103
Research and development employee stock-based compensation expense	200	40	656
Research and development non-employee stock-based compensation expense	22	166	4,045
Fair value of common stock issued in exchange for licensing rights	—	—	3,954

Total research and development expenses	1,416	1,088	23,758
General and administrative	1,303	1,210	11,437
Common stock warrants issued for general and administrative expenses	734	—	1,484
Common stock issued for general and administrative expenses	281	—	281
General and administrative employee stock-based compensation	437	423	3,243

Total general and administrative expenses	2,755	1,633	16,445

Operating loss	(4,171)	(2,721)	(40,203)
Interest income	—	75	628

Net loss	$(4,171)	$(2,646)	$(39,575)

Net loss per common share:
Basic and diluted loss per share	$(0.30)	$(0.21)	N/A

Weighted average common shares outstanding:
Basic and diluted	13,802,812	12,684,432	N/A

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

			Period from
			January 1, 2003
			(Date of
	For the Three	For the Three	Inception)
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,171)	$(2,646)	$(39,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38	29	205
Loss on disposal of equipment	—	8	8
Non-cash rent expense	—	29	29
Accretion and receipt of bond discount	—	172	35
Non -cash share-based compensation	659	629	7,946
Fair value of common stock warrants issued in exchange for services	734	—	1,484
Fair value of common stock issued in exchange for services	281	—	281
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	(318)	(300)	(391)
Accounts payable	15	185	409
Due to former parent	—	(140)	(207)
Accrued expenses and other current liabilities	90	366	1,066

Net cash used in operating activities	(2,672)	(1,668)	(24,756)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(31,542)
Maturities of short-term investments	—	9,780	31,507
Cash paid for purchase of equipment and furnishings	(8)	(18)	(506)
Cash paid for lease deposit	—	—	(45)

Net cash provided by (used in) investing activities	(8)	9,762	(586)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	23,418
Net proceeds from exercise of common stock options	—	—	356
Repayments of capital lease obligations	(4)	—	(26)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by (used in) financing activities	(4)	—	32,514

Net increase (decrease) in cash and cash equivalents	(2,684)	8,094	7,172
Cash and cash equivalents at the beginning of period	9,856	1,763	—

Cash and cash equivalents at end of period	$7,172	$9,857	$7,172

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$247	$723

Cash paid during the period for interest	$1	$—	$7

Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Acquisition of equipment and furnishings through accrued liabilities	$—	$39	$—

Equipment and furnishings acquired through capital lease	$—	$—	$43

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi” or the “Company”) was formed by CytRx Corporation (“CytRx” or the “Former Parent”) and four prominent RNAi researchers, including Craig C. Mello, Ph.D., who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNA interference (RNAi). The purpose of forming RXi was to pursue the development of proprietary therapeutics based on RNAi for the treatment of human diseases. By utilizing the Company’s expertise in RNAi and the RNAi technology platform the Company has established, the Company believes it will be able to efficiently identify lead compounds and advance towards clinical development of commercially marketable compounds, primarily in partnerships with pharmaceutical and larger biotech companies.
     In 2003, CytRx entered into several technology license agreements with the University of Massachusetts Medical School (“UMMS”), related to RNAi technologies. CytRx subsequently entered into other RNAi-related technology agreements. These assets were contributed to RXi in the first quarter of 2007. From April 3, 2006 (date of incorporation) until January 8, 2007, no business was conducted at the RXi level. On January 8, 2007, RXi entered into a contribution agreement with CytRx under which CytRx assigned and contributed to RXi substantially all of its RNAi-related technologies and assets and commenced operations; these contributed assets were recorded by RXi at the historical cost basis of $48,000.
     To date, RXi’s principal activities have consisted of conducting research and pre-clinical development activities utilizing its RNAi therapeutic platform, acquiring key RNAi technologies and patent rights through exclusive and non-exclusive licenses, recruiting a RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotech companies.
     As the Company has not generated any revenues from inception through March 31, 2009, the Company is considered a development-stage company for accounting purposes. On January 30, 2009, the Company entered into Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of RXi common stock, for a total purchase price of up to $25,000,000. The Company believes that its existing cash, cash equivalents and potential proceeds from the SEDA are sufficient to fund operations through at least the first half of 2010. In the future, the Company will be dependent on obtaining funding from third parties in order to maintain its operations. There is no guarantee that additional debt, equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate, its operations or to seek to merge with or to be acquired by another company.
     The Company expects to incur significant operating losses for the foreseeable future while it advances its future product candidates from discovery through pre-clinical studies and clinical trials and seeks regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotech companies. In addition to these increasing research and development expenses, the Company expects general and administrative costs to increase as it recruits additional management and administrative personnel. The Company will need to generate significant revenues to achieve profitability and may never do so.
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the three-month periods ended March 31, 2009 and 2008, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through March 31, 2009, is unaudited and has

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
2. Stock Based Compensation
     RXi follows the provisions of Statement of Financial Accounting Standards (‘SFAS’) SFAS 123(R) “Share-Based Payments”. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) is recognized as an expense over the requisite service period.
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
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options grants issued in the three month period ended March 31, 2009 and 2008, the following assumptions were used:

	2009	2008
Risk-free interest rate	1.55% - 2.71%	2.567%
Expected volatility	116.72% - 120.58%	106%
Expected lives (years)	6 - 10	6
Expected dividend yield	0.00%	0.00%
     The weighted average fair value of options granted during the three month period ended March 31, 2009 and 2008 was $3.74 and $5.00 per share, respectively.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
     RXi’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under Staff Accounting Bulletin 107 (“SAB 107”), which averages the contractual term of RXi’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. RXi has estimated an annualized forfeiture rate of 4.0% for options granted to its employees, 2.1% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.
     The following table summarizes stock option activity from January 1, 2009 through March 31, 2009:

	Total Number	Weighted Average
	of Shares	Exercise Price
Outstanding at January 1, 2009	2,223,452	$6.11
Granted	872,718	4.29
Cancelled	1,562	5.00

Outstanding at March 31, 2009	3,094,608	$5.60

Options exercisable at March 31, 2009	1,392,035	$5.63

     The aggregate intrinsic values of outstanding and exercisable options at March 31, 2009 were calculated based on the closing price of the Company’s stock on March 31, 2009 of $5.09 per share less the exercise price of those shares. The total intrinsic value of outstanding stock options and exercisable common stock options for the three months ended March 31, 2009 and 2008 was $828,000 and $143,000, and $6,458,000 and $2,833,000, respectively.
3. Stockholder’s Equity
     On January 29, 2009, the Company issued 142,500 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $4.273 per share and expire five years from the date of issuance on January 29, 2014. The warrants vested as to 71,250 shares upon issuance, and then will vest at a rate of 23,750 shares per month starting on the 90 day anniversary of issuance, and are exercisable for a period of five years. The Company has also agreed to give the holder of the warrants unlimited “piggy back” registration rights with respect to the shares of Common Stock underlying the Warrants in any registration statement the Company files in connection with an underwritten offering of the common stock. The fair value of these warrants has been estimated based on the Black-Scholes options pricing model and changes in the fair value are recorded in the condensed statement of expenses in accordance with the requirements of SFAS No. 123(R), EITF Issue No. 96-18, and EITF Issue No. 00-18. Total expense related to these warrants was approximately $416,000 during the three months ended March 31, 2009.
     On January 30, 2009, the Company entered into the SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock for a total purchase price of up to $25,000,000. Advance notices may be given to YA Global once every five trading days, and advances shall not be more than $500,000. The purchase price for shares of common stock shall be 95% of the lowest volume weighted average price of the Common Stock during the five consecutive trading days after the advance notice date. YA Global is not obligated to fund any advance from the Company until such time as a registration statement which registers the resale of the shares of its common stock to be issued to YA Global is declared effective by the SEC. The term of the SEDA is two years.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
     The Company issued YA Global an aggregate of 58,398 shares of its common stock as a commitment fee in connection with the transaction. RXi also paid to Yorkville Advisors, LLC, YA Global’s general partner (“Yorkville”), a due diligence and structuring fee of $25,000. In addition, we are obligated to pay Yorkville a $500 structuring fee taken directly out of the gross proceeds of each advance. Total expense related to the SEDA was approximately $306,000 of which $25,000 and $281,000 was expensed as general and administrative expense during the twelve months ended December 31, 2008 and the three months ended March 31, 2009, respectively.
4. Net Loss Per Share
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
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2009	2008
Options to purchase common stock	3,094,608	1,435,184
Warrants to purchase common stock	332,500	—

Total	3,427,108	1,435,184

5. License Agreements
     As part of its business, the Company enters into significant licensing agreements. There have been no material changes to the Company’s license agreements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
6. Fair Value Measurements
     Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement”, or SFAS 157, for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. The Company categorized its cash equivalents as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment.
     In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”,the Company has elected to defer implementation of SFAS 157 as it relates to its financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its financial assets and liabilities. The adoption of SFAS 157 as it relates to the Company’s financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
7. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these staff positions and the impact, if any, that adoption will have on our financial position and results of operation.
8. Subsequent Events
     On April 23, 2009, the Company granted options to purchase 60,500 shares of common stock to employees and members of the board of directors. These options had an exercise price of $4.60 per share, which is equal to the Company’s closing stock price on that date. These options vest either quarterly over a one to four year period and expire no later than 10 years from the grant date.
     On May 4, 2009 the Company filed a Form S-3 registration statement. The registration statement was filed to register the offer and sale by the Company from time to time of shares of RXi’s common stock, shares of RXi’s preferred stock in one or more series, warrants to purchase RXi’s common stock, preferred stock or debt securities, and the Company’s debt securities which may consist of notes, debentures or other types of debt. In addition, the registration statement was filed to register the offer and sale by a selling stockholder from time to time of 500,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
     This management’s discussion and analysis of financial condition as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     To date, RXi’s principal activities have consisted of conducting research and pre-clinical development activities utilizing its RNAi therapeutic platform, acquiring key RNAi technologies and patent rights through exclusive and non-exclusive licenses, recruiting a RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotech companies.
     We have not generated revenue to date and may not generate revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase related to operation as a public company and as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments under collaborative agreements. We believe that our existing cash, cash equivalents, and potential proceeds from the SEDA should be sufficient to fund our operations through at least the first half of 2010. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations. We cannot assure that additional debt or equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     As the Company has not generated any revenues since inception through March 31, 2009, we are considered a development stage company for accounting purposes.
Results of Operations
For the Three Months ended March 31, 2009 and 2008
     For the three months ended March 31, 2009, our net loss was approximately $4,171,000 compared to a net loss of $2,646,000 for the three months ended March 31, 2008. The loss increased by $1,525,000, or approximately 57%. Reasons for the variations in the losses between the years are discussed below.
Research and Development Expense
     Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board or SAB members, patent prosecution costs, and the cost of supplies and reagents used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
     Total research and development expenses were approximately $1,416,000 for the three months ended March 31, 2009, compared to $1,088,000 for the three months ended March 31, 2008. The increase of $328,000 or 30% was primarily due to a $221,000 increase in costs associated with employee compensation, due to a 50% increase in headcount as well as an increase in patent costs related to patent applications on internal discoveries.
General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities including accounting, investor relations, business and technology development, in house legal and patent personnel and human resources, as well as legal fees, audit and tax fees, consultants and professional services and general corporate expenses.
     General and administrative expenses were approximately $2,755,000 for the three months ended March 31, 2009, compared with $1,633,000 for the three months ended March 31, 2008. The increase of $1,122,000 or 69% was primarily due to non-cash stock warrant compensation cost issued for a warrant for business advisory services under an investment banking agreement and common stock issued in exchange for general and administrative services, which were $734,000 and $281,000 respectively in the three months ended March 31, 2009 and were $0 in the three months ended March 31, 2008.
Interest income
     Interest income was negligible for the three months ended March 31, 2009, compared with approximately $75,000 for the three months ended March 31, 2008. This decrease was primarily due to the current rates available to us on our excess cash and cash equivalents. Our investment policies main objective requires us to invest in securities that preserve principle and liquidity is sufficient to meet our operating cash flow needs. Invested assets may therefore not earn as high a level of income as long-term or lower quality securities, which generally have less liquidity and more volatility. The rates on these types of investments are very low in today’s market.

Operating Results
     We reported a loss from operations of $4,171,000 in the three month period ended March 31, 2009, compared to a loss from operations of $2,721,000 in the corresponding period in 2008, an increase in loss of $1,450,000, or 53%. This increase was due to increased operating expenses as noted above.
     We reported a net loss of $4,171,000 in the three month period ended March 31, 2009, compared to a net loss of $2,646,000 in the corresponding period in 2008, an increase in net loss of $1,525,000 or 58%, and a net loss per share of $0.30 and $0.21, respectively.
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
     We have not had any revenue since inception nor are any revenues expected for the foreseeable future; however, it will be necessary for us to fund our operations, including general and administrative expenses as well as expenditures for research and development. We believe that our existing cash, cash equivalents, and potential proceeds from the SEDA should be sufficient to fund our operations through at least the first half of 2010. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations. We cannot assure that additional debt or equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $2,672,000 for the three month period ended March 31, 2009, compared with $1,668,000 net cash used in operating activities for the three month period ended March 31, 2008. The increase of approximately $1,004,000 in the use of cash resulted primarily from a net loss of $4,171,000, relating to increase costs associated with a 50% increase in headcount as well as an increase in patent costs related to patent applications on internal discoveries, less the add back of non-cash items of $1,431,000, of which $659,000 related to stock-based compensation, $1,015,000 in stock warrant expense in exchange for services, $38,000 related to depreciation and $213,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
     Net cash used in investing activities was approximately $8,000 for the three month period ended March 31, 2009, compared to net cash provided by investing activities of $9,762,000 for the three month period ended March 31, 2008. The decrease of approximately $9,770,000 in cash provided by investing activities was primarily due to the redemption of short-term investments in 2008. We continue to invest in capital expenditures as needed. We do not anticipate any significant expenditure requirements in the foreseeable future.
Net Cash Flow from Financing Activities
     Net cash used in financing activities was $4,000 for the three month period ended March 31, 2009, compared with no cash provided by financing activities for the three month period ended March 31, 2008. The $4,000 related to repayments of capital lease obligations, which did not exist in the same period last year.

Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing, other than operating leases.
Critical Accounting Policies and Estimates
     In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2008. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1.A RISK FACTORS
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
     We also have granted CytRx what are commonly known as “piggyback” registration rights to include our shares currently owned by CytRx, or owned by CytRx in the future as a result of a dividend or distribution with respect to shares currently owned by CytRx, in other registration statements that we may file with the SEC on behalf of our company or our security holders. CytRx exercised this piggyback registration right in relation to our recent registration statement on Form S-3, in which 500,000 shares owned by CytRx were registered for resale on an on-going basis. The availability of our shares held by CytRx for resale publicly, as well as any actual sales of these shares, could adversely affect the market price of our shares.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 29, 2009, we entered into an Investment Banking Agreement with Legend Securities, Inc. or Legend, pursuant to which Legend agreed to provide business advisory services to us for a period of up to six months in exchange for (i) a monthly advisory fee equal to $19,000 per month, and (ii) the issuance by us of a warrant to purchase 142,500 shares of our common stock at an exercise price per share equal to the average closing bid price of our common stock for the ten trading days ending three days prior to January 29, 2009, or $4.273 per share. The Warrant vested as to 71,250 shares upon issuance, and then will vest at a rate of 23,750 shares per month starting on the 90 day anniversary of issuance and is exercisable for a period of five years. We also agreed to give Legend unlimited “piggy back” registration rights with respect to the shares of our common stock underlying the Warrant in any registration statement we file in connection with an underwritten offering of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Lease Amendment dated March 5, 2009

31.1	Sarbanes-Oxley Act Section 302 Certification of Tod Woolf

31.2	Sarbanes-Oxley Act Section 302 Certification of Stephen J. DiPalma

32.1	Sarbanes-Oxley Act Section 906 Certification of Tod Woolf and Stephen J. DiPalma

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

Date: May 15, 2009