Form 10-Q
period 2009-09-30
RXI PHARMACEUTICALS CORP
filed 2009-11-16
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
As of November 13, 2009, RXi Pharmaceuticals Corporation had 16,207,625 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2009
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	3

		Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	3

		Condensed Statements of Expenses for the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and 2008, and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2009	4

		Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2009	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	4	Controls and Procedures	17

II		OTHER INFORMATION	18

	1	Legal Proceedings	18
	1A	Risk Factors	18
	2	Unregistered Sales of Equity Securities and Use of Proceeds	18
	3	Defaults Upon Senior Securities	18
	4	Submission of Matters to a Vote of Security Holders	18
	5	Other Information	18
	6	Exhibits	18

Index to Exhibits	19

Signatures	20

EX-10.2 Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation and Advirna, LLC, dated September 21, 2009
EX-31.1 Section 302 Certification of Chief Executive Officer
EX-31.2 Section 302 Certification of Chief Financial Officer
EX-32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,988	$9,856
Prepaid expenses and other current assets	245	73

Total current assets	9,233	9,929

Equipment and furnishings, net	472	414
Deposits	16	16

Total assets	$9,721	$10,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534	$394
Accrued expenses and other current liabilities	1,477	976
Current maturities of capital lease obligations	24	17
Warrants potentially settled in cash	1,867	—

Total current liabilities	3,902	1,387

Capital lease obligations, net of current maturities	80	4

Total liabilities	3,982	1,391

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,207,625 and 13,763,231 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2	1
Additional paid-in capital	43,339	34,330
Deficit accumulated during the developmental stage	(37,602)	(25,363)

Total stockholders’ equity	5,739	8,968

Total liabilities and stockholders’ equity	$9,721	$10,359

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF EXPENSES
(Amounts in thousands, except share and per share data)
(Unaudited)

					Period from
					January 1, 2003
	For the Three	For the Three	For the Nine	For the Nine	(Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Expenses:
Research and development expense	$1,945	$1,033	$4,956	$3,222	$18,865
Research and development employee stock-based compensation expense	219	84	631	197	1,087
Research and development non-employee stock-based compensation expense	(73)	83	946	1,635	4,969
Fair value of common stock in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	2,091	1,200	6,533	5,054	28,875
General and administrative	1,385	1,124	4,113	3,488	14,247
General and administrative employee stock-based compensation	506	542	1,475	1,391	4,281
Common stock warrants issued for general and administrative expenses	—	598	826	598	1,576
Change in fair value of common stock warrants issued	(996)	—	(996)	—	(996)
Fair value of common stock issued in exchange for general and administrative expenses	—	—	281	—	281

Total general and administrative expenses	895	2,264	5,699	5,477	19,389

Operating loss	(2,986)	(3,464)	(12,232)	(10,531)	(48,264)
Interest income (expense)	(1)	56	(3)	159	625
Other income (expense)	—	—	(4)	—	(4)

Net loss	$(2,987)	$(3,408)	$(12,239)	$(10,372)	$(47,643)

Net loss per common share:
Basic and diluted loss per share	$(0.19)	$(0.25)	$(0.85)	$(0.79)	N/A

Weighted average common shares outstanding:
Basic and diluted	15,327,482	13,757,731	14,319,262	13,064,396	N/A

The accompanying notes are an integral part of these financial statements

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
			January 1, 2003
			(Date of
	For the Nine	For the Nine	Inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(12,239)	$(10,372)	$(47,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	122	93	289
Loss on disposal of equipment	4	8	12
Non-cash rent expense	—	29	29
Accretion and receipt of bond discount	—	150	35
Non-cash share-based compensation	3,052	3,223	10,339
Fair value of common stock warrants issued in exchange for services	826	598	1,576
Fair value of common stock issued in exchange for services	281	—	281
Change in fair value of common stock warrants issued	(996)	—	(996)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	(172)	(262)	(245)
Accounts payable	140	209	534
Due to former parent	—	(207)	(207)
Accrued expenses and other current liabilities	501	(163)	1,477

Net cash used in operating activities	(8,481)	(6,694)	(30,565)

Cash flows from investing activities:
Purchase of short-term investments	—	(19,785)	(31,542)
Maturities of short-term investments	—	20,530	31,507
Cash paid for purchase of equipment and furnishings	(82)	(72)	(580)
Disposal of equipment and furnishings	(1)	—	(1)
Cash paid for lease deposit	—	21	(45)

Net cash provided by (used in) investing activities	(83)	694	(661)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,714	7,918	31,132
Net proceeds from exercise of common stock options	—	—	356
Repayments of capital lease obligations	(18)	(17)	(40)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by (used in) financing activities	7,696	7,901	40,214

Net increase (decrease) in cash and cash equivalents	(868)	1,901	8,988
Cash and cash equivalents at the beginning of period	9,856	1,763	—

Cash and cash equivalents at end of period	$8,988	$3,664	$8,988

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$1	$358	$724

Cash paid during the period for interest	$—	$—	$7

Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Value of warrants issued in connection with common stock	$2,863	$—	$2,863

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$101	$43	$144

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi” or the “Company”) began operations in January 2007 as a biopharmaceutical company pursuing the development of proprietary therapeutics based on RNAi for the treatment of human diseases. By utilizing the Company’s expertise in RNA interference (“RNAi”) and the RNAi therapeutic platform the Company has established, the Company believes it will be able to efficiently identify lead compounds and advance towards clinical development of commercially marketable compounds, primarily in partnerships with pharmaceutical and larger biotech companies.
     To date, RXi’s principal activities have consisted of conducting research and pre-clinical development activities utilizing its RNAi therapeutic platform, acquiring key RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting a RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotech companies. As the Company has not generated any revenues from inception through September 30, 2009, the Company is considered a development-stage company for accounting purposes.
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
     In the future, the Company will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, to maintain its operations. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back or terminate its operations, or to seek to merge with or to be acquired by another company.
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles, (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the three and nine month periods ended September 30, 2009 and 2008, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through September 30, 2009, is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

Derivative Financial Instruments
          During the normal course of business, from time to time, the Company issues warrants and options to vendors as consideration to perform services. It may also issue warrants as part of a debt or equity financing. The Company does not enter into any derivative contracts for speculative purposes.
          The Company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the nine months ended September 30, 2009, the Company issued warrants to purchase 978,142 shares of common stock in connection with an equity transaction. In accordance with Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company in certain events, as defined.
2. Stock Based Compensation
     The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.
     For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 “Equity Based Payments to Non- Employees”.
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
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options grants issued in the nine month period ended September 30, 2009 and 2008, the following assumptions were used:

	2009	2008
Risk-free interest rate	1.55% - 3.84%	2.36% - 3.99%
Expected volatility	116.72% - 122.93%	101.8% - 103.24%
Expected lives (years)	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%
     The weighted average fair value of options granted during the nine month period ended September 30, 2009 and 2008 was $3.82 and $5.58 per share, respectively.
     RXi’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of RXi’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. RXi has estimated an annualized forfeiture rate of 4.0% for options granted to its employees, 2.1% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes stock option activity from January 1, 2009 through September 30, 2009:

	Total Number	Weighted Average
	of Shares	Exercise Price
Outstanding at January 1, 2009	2,223,452	$6.11
Granted	1,272,546	4.29
Exercised	281	4.19
Cancelled	171,057	4.90

Outstanding at September 30, 2009	3,324,660	$5.48

Options exercisable at September 30, 2009	1,985,527	$5.45

     The aggregate intrinsic values of outstanding and exercisable options at September 30, 2009 were calculated based on the closing price of the Company’s common stock on September 30, 2009 of $2.45 per share less the exercise price of those shares. The total intrinsic value of outstanding common stock options and exercisable common stock options for the nine months ended September 30, 2009 was zero for each.
3. Net Loss Per Share
     The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260 “Earnings per Share”. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2009	2008
Options to purchase common stock	3,324,660	2,033,793
Warrants to purchase common stock	1,310,642	190,000

Total	4,635,302	2,223,793

4. License Agreements
     In September, 2009, the Company entered into a Patent and Technology Assignment Agreement with Advirna, LLC (“Advirna”), a Colorado limited liability company co-founded by Anastasia Khvorova, Chief Scientific Officer of RXi. Pursuant to the terms of the agreement, Advirna assigned to the Company certain patent and technology rights related to chemically modified polynucleotides (the “Rights”) and the Company granted to Advirna a fully paid-up license to the Rights in a specified field.
     Under the terms of the agreement, the Company will pay to Advirna an annual maintenance fee beginning on January 1, 2011, certain payments upon the achievement of regulatory milestones and royalty payments on the sales of certain products. The agreement will terminate upon the earlier of (x) the expiration of the last to expire of the patent rights included in the agreement and (y) the abandonment of the last to be abandoned of any patents included in the agreement, but either party may terminate the agreement upon written notice of a material breach by the other party, subject to certain cure provisions and restrictions. In addition, the Company may terminate the agreement upon 90 days’ prior written notice to Advirna and Advirna may terminate upon 90 days’ prior written notice to the Company in the event the Company ceases to use reasonable efforts to research, develop, license or otherwise commercialize the Rights. If the agreement expires in accordance with its terms or is terminated by a party in the absence of a material breach or for cause in the event that the Company fails to pay Advirna certain fees, the Company will assign the Rights back to Advirna.

     As part of its business, the Company enters into significant licensing agreements. During the second quarter of 2009, the Company terminated several license agreements previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 upon determining that such licenses were no longer necessary for the conduct of its business.
     These license agreements with third parties often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, RXi is required to make royalty payments based upon a percentage of the sales. Because of the contingent nature of these payments, they are not included in the table of contractual license obligations shown below.
     These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give RXi the discretion to unilaterally terminate development of the product, which would allow RXi to avoid making the contingent payments; however, RXi is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations as they relate to these agreement that will require future cash payments relating to minimum annual maintenance fees and milestone payments of September 30 are as follows (in thousands):

Years Ending December 31,
2009	$250
2010	2,068
2011	875
2012	930
2013	1,400
thereafter	14,215
Total	$19,738
     Of the total amount due $1,000,000 can be paid in equity provided that the securities are registered for sale at the time of such payment.
5. Fair Value Measurements
     Effective January 1, 2008, the Company implemented FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:
Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

Level 3 — significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.
          The Company categorized its cash equivalents as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settled in cash as a Level 2 hierarchy. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718. See footnote 6.
     In accordance with the provisions of ASC 820 the Company has elected to defer implementation of ASC 820, as it relates to its financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2010. The Company is evaluating the impact, if any, this standard will have on its financial assets and liabilities. The adoption of ASC 820, as it relates to the Company’s financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
6. Equity
     The Company filed a Registration Statement on Form S-3 (File No. 333-158968, the “Registration Statement”) on May 4, 2009, which the SEC declared effective on May 22, 2009. Pursuant to the Registration Statement, the Company may issue, in one or more offerings, shares of common stock, preferred stock, warrants or debt securities at an aggregate offering price not to exceed $30,000,000.
     On March 17, 2009, the Company entered into a placement agency agreement, which was subsequently amended on May 26, 2009 and July 22, 2009, with Rodman & Renshaw, LLC as the exclusive placement agent, relating to a proposed offering by the Company of new securities to potential investors. On July 30, 2009, the Company entered into definitive agreements for the sale and issuance by the Company to certain investors of 2,385,715 units, with each unit consisting of (i) one share of the Company’s common stock, par value $0.0001 per share and (ii) a warrant to purchase 0.40 of a share of common stock, at a purchase price of $3.50 per unit (the “Offering”). The Offering closed on August 4, 2009. The warrants will generally be exercisable for a period beginning on February 3, 2010 and ending on August 3, 2014, and will carry a price per share equal to $4.50, or 105% of the closing price of the common stock on July 30, 2009. The Company raised gross proceeds of approximately $8,350,000 in the Offering and net cash proceeds, after deducting the placement agents’ fees and other offering expenses payable by the Company, of approximately $7.7 million. Total warrants issued in connection with the transaction were 954,285.
     As part of the placement agency agreement, the Company issued a warrant to purchase 23,857 shares to the Rodman and Renshaw, LLC. The warrant has an exercise price of $4.38 per share. The warrants are immediately vested and are exercisable until their expiration on August 3, 2014.
     The Company follows the guidance of FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Certain warrants issued in connection with the stock offering on August 3, 2009 were determined not to be indexed to the Company’s common stock as it is potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,862,640 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to September 30, 2009 of $996,000 has been included as an offset to general and administrative expenses in the accompanying condensed statements of operations for the respective period. The fair value of the warrants at September 30, 2009 of $1,867,000 is included as a current liability in the accompanying balance sheet as of that date and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 121.41%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.31% used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.
7. Recent Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-01, Topic 105 — “Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The amendments established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. This statement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted this update during the three-month period ended September 30, 2009. As the Codification was not intended to change or alter existing U.S. GAAP, the adoption of this update did not have any impact on the Company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (has not yet been updated via ASU). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of January 1, 2010. The Company is currently in the process of evaluating the impact of this pronouncement.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (has not yet been updated via ASU). This statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. The Company is currently in the process of evaluating the impact of this pronouncement.
     In May 2009, FASB ASC Topic 855, “Subsequent Events” (“ASC 855”) was issued. This statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 in the quarter ending June 30, 2009. The adoption of ASC 855 did not have any impact on the Company’s financial position, results of operations or cash flows. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 16, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events other than what is disclosed in footnote 8.
     In April 2009, the FASB issued the following: (i) FASB ASC Topic 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”), (ii) FASB ASC Topic 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairment” (“ASC 320-10-65”), and (iii) FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”), which will be effective for interim and annual periods ending after June 15, 2009. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities under ASC 820-10 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 820-10-65 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825-10-65 enhance the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. The Company is currently evaluating these staff positions and the impact, if any, that adoption will have on its financial position and results of operation.
     Effective January 1, 2009, the Company adopted FASB ASC Topic 815-40-15, “Derivatives and Hedging Evaluating Whether an Instrument is Indexed to an Entity’s Own Stock” (“ASC 815-40-15”), which addresses the accounting for certain instruments as derivatives. Under ASC 815-40-15 specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. See footnote 6 for the impact the adoption of ASC 815-40-15 hadon the Company’s financial position, results of operations and cash flows.

     In June 2007, the Emerging Issues Task Force issued ASC Topic 730-20 “Research and Development Arrangements” (“ASC 730-20”). ASC 730-20 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under ASC 730-20, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. ASC 730-20 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of ASC 730-20 did not have a material impact on the Company’s financial statements.
8. Subsequent Events
     On October 16, 2009, the Company granted 48,000 restricted stock units (“RSUs”) with a contingent right to receive one share of Company common stock for each restricted stock unit to certain directors. The RSUs will vest on January 2, 2010.
     As part of a plan succession in leadership, Tod Woolf, Ph.D., resigned as President, Chief Executive Officer and a member of the Board of Directors (the “Board”) of RXi Pharmaceuticals Corporation, effective November 5, 2009. Dr. Woolf’s decision to resign was not a result of any disagreement with the Company or its management. As part of his severance agreement Dr. Woolf will receive a lump sum payment of six months of salary in the amount of $187,500 and six months accelerated vesting on all outstanding unvested options. Dr. Woolf will remain with the Company as a member of its Scientific Advisory Board.
     On November 5, 2009, the Company's Board appointed Mr. Noah D. Beerman as its President and Chief Executitve Officer. Under the terms of Mr. Beerman’s employment agreement (the “Agreement”), the Company appointed him to the Board on November 13, 2009. Mr. Beerman is also entitled to a sign-on bonus of $25,000, options to purchase 350,000 shares of common stock of the Company and an annual base salary of $375,000. Mr. Beerman will be eligible to receive an annual performance bonus of up to 50% of his salary based on the achievement of goals established by the Company and determined by the Company to have been achieved. The Agreement expires on December 31, 2011, but may be terminated under certain circumstance (as defined in the agreement). If the Company terminates Mr. Beerman’s employment without cause (as defined in the Agreement), or if Mr. Beerman terminates his employment for good reason (as defined in the Agreement), Mr. Beerman will be entitled to (a) salary, option vesting and continued participation in the Company-sponsored group benefit plan during the Severance Period (as defined in the Agreement) and (b) a bonus incentive for targets achieved in full prior to the date of termination.
     On November 5, 2009, the Company granted Mr. Beerman options to purchase 350,000 shares of common stock at an exercise price of $2.19 per share, which represents the Company’s closing stock price on that date. Each of these options vest quarterly over a four year period and expire no later than 10 years from the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
     This management’s discussion and analysis of financial condition as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.
Overview
     We are a discovery-stage biopharmaceutical company pursuing proprietary therapeutics based on RNA interference, (“RNAi”), a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence”, expression of targeted disease-associated genes. By utilizing our expertise in RNAi and the RNAi therapeutic platform that we have established, we believe we will be able to discover and develop lead compounds and move them into and through development for potential commercialization more efficiently than traditional drug development approaches.
     We were formed in 2006 by CytRx Corporation (“CytRx”) and four prominent RNAi researchers, including Dr. Craig Mello, who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNAi. From 2003 through 2006, CytRx sponsored therapeutic RNAi research at the University of Massachusetts Medical School (“UMMS”) and Massachusetts General Hospital. We commenced operations in January 2007 after CytRx contributed to us its portfolio of RNAi therapeutic assets in exchange for approximately 7.04 million shares of our common stock. These assets consisted primarily of RNAi licenses and related intellectual property, and a nominal amount of equipment. The cost of the licenses had previously been expensed by CytRx as in-process research and development and was recorded in the predecessor financial statements at cost.
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
     We have not generated revenue to date and may not generate revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements. We believe that our existing cash and potential proceeds from the

Standby Equity Distribution Agreement (“SEDA”), we entered into on January 30, 2008 with YA Global Master SPV Ltd. (“YA Global”), if any, should be sufficient to fund our operations through the next 12 months. In the coming year, we will be dependent on obtaining financing from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations. We cannot assure that debt or additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.
     As the Company has not generated any revenues since inception through September 30, 2009, we are considered a development stage company for accounting purposes.
Results of Operations
For the Three Months ended September 30, 2009 and September 30, 2008
     For the three months ended September 30, 2009, our net loss was approximately $2,987,000 compared with a net loss of $3,408,000 for the three months ended September 30, 2008. The loss decreased by $421,000, or approximately 12%. Reasons for the variations in the losses between the quarters are discussed below.
Research and Development Expense
     Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members as well as licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
     Total research and development expenses were approximately $2,091,000 for the three months ended September 30, 2009, compared with $1,200,000 for the three months ended September 30, 2008. The increase of $891,000 or 74% was primarily due to increases in costs associated with employee compensation, due to an increase in headcount as well as an increase in patent costs related to patent applications on internal discoveries.
General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.
     General and administrative expenses were approximately $895,000 for the three months ended September 30, 2009, compared with $2,264,000 for the three months ended September 30, 2008. The decrease of $1,369,000, or 60% was primarily due to a $996,000 gain on the change in fair value of warrants issued in conjunction with our registered direct offering, a $36,000 decrease in non-cash share based compensation and a $598,000 decrease due to non-cash compensation expense related to a warrant issued for business advisory services in the three months ended September 30, 2008. There was no non-cash warrant compensation expense for the three months ended September 30, 2009. Excluding these non-cash items general and administration expense were approximately $1,385,000 for the three months ended September 30, 2009, compared with $1,124,000 for the three months ended September 30, 2008, this increase was primarily due to an increase in headcount as well as an increase in the use of investment advisory services.
Interest income
     Interest income was negligible for the three months ended September 30, 2009, compared with approximately $56,000 for the three months ended September 30, 2008. This decrease was primarily due to the current interest rates available to us on our cash and cash equivalents during the three months ended September 30, 2009. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility. The interest rates available on lower risk, shorter-term investments in today’s market are lower than rates available in the prior period.
Operating Results
     We reported a loss from operations of $2,986,000 for the three months ended September 30, 2009, compared with a loss from operations of $3,464,000 in 2008. This decrease in loss of $478,000, or 14% was due to increased operating expenses offset by a gain on the change in fair value of warrants issued as noted above.
     We reported a net loss of $2,987,000 for the three months ended September 30, 2009, compared with a net loss of $3,408,000 in 2008. This decrease in net loss of $421,000 or 12%, equaled a net loss per share of $0.19 and $0.25, respectively.
For the Nine Months ended September 30, 2009 and September 30, 2008
Research and Development Expense
     Research and development expenses were $6,533,000 for the nine months ended September 30, 2009, compared with $5,054,000 for the nine months ended September 30, 2008. The increase of $1,479,000 or 29% was due to higher staff and supplies costs, partially offset by combined employee and non-employee stock based compensation of $1,577,000 in the nine months ended September 30, 2009, compared with $1,832,000 in the nine months ended September 30, 2008. Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our SAB members, annual license maintenance fees, and the cost of supplies and reagents used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities for RNAi therapeutics.
General and Administrative Expense
     General and administrative expenses were $5,699,000 for the nine months ended September 30, 2009, compared with $5,477,000 for the nine months ended September 30, 2008. The increase of $222,000, or 4%, was due to higher staff-related costs, including $1,475,000 in stock-based compensation expense, and to $826,000 in warrant expense related to a warrant issued for business advisory services and $281,000 in common stock issued under the SEDA offset by $996,000 in regards to the change in fair value of common stock warrants issued with our registered direct offering. General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporation expenses. Excluding these non-cash items general and administration expense were approximately $4,113,000 for the nine months ended September 30, 2009, compared with $3,488,000 for the nine months ended September 30, 2008, the increase of 625,000 was primarily due to an increase in headcount as well as an increase in the use of investment advisory services.
Interest income
     Interest income was approximately $3,000 for the nine months ended September 30, 2009, compared with approximately $159,000 for the nine months ended September 30, 2008. This decrease was primarily due to larger average balances of our cash, cash equivalents or short-term investments during the nine months ended September 30, 2008 as well as lower interest rates during the nine months ended September 30, 2009.
Operating Results
     We reported a loss from operations of $12,232,000 for the nine months ended September 30, 2009 compared with a loss from operations of $10,531,000 in 2008. The increase in loss of $1,701,000, or 16%, was due primarily to increased expenses related to non-cash equity compensation, as noted above.
     We reported a net loss of $12,239,000 for the nine months ended September 30, 2009, compared with a net loss of $10,372,000 in 2008. The increase in net loss of $1,859,000 or 18%, equaled a net loss per share of $0.85 and $0.79, respectively.

Liquidity and Capital Resources
     In April 2007, we issued 3,273,292 shares of common stock (valued at approximately $5.00 per share, based in part, upon the advice of the third-party valuation advisor and assuming the issuance of 462,112 shares to UMMS pursuant to our license agreements with them) in exchange for $15.0 million in cash from CytRx and the settlement of our inter-company account payable due to CytRx of approximately $2.0 million. On June 24, 2008, we issued 1,073,299 shares of our common stock to institutional investors at $8.12 per share resulting in aggregate gross proceeds of approximately $8.7 million. On January 30, 2009, we entered into the SEDA with YA Global, pursuant to which we may, at our option over a two-year period, periodically sell to YA Global shares of our common stock, for a total purchase price of up to $25,000,000. On August 4, 2009, we closed the Offering in which we sold 2,385,715 units at $3.50 per unit, each unit consisting of a share of our common stock and a warrant to purchase .40 of a share of our common stock at an exercise price of $4.50 per share resulting in aggregate gross proceeds of $8.4 million.
     We have not had any revenue since inception nor are any revenues expected for the foreseeable future. To maintain our business, it will be necessary for us to fund our operations, including general and administrative expenses as well as expenditures for research and development. We believe that our existing cash and proceeds from the SEDA, if any, should be sufficient to fund our operations through the next 12 months. In the coming year, we will be dependent on obtaining financing from third parties in order to maintain our operations. We cannot assure that debt or additional equity or other funding such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.
Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $8,481,000 for the nine months ended September 30, 2009, compared with $6,694,000 for the nine months ended September 30, 2008. The increase of approximately $1,787,000 resulted primarily from a net loss of $12,239,000, less the add back of non-cash items of $3,289,000, of which $3,052,000 related to stock-based compensation, $826,000 related to stock warrant expense in exchange for services, $122,000 related to depreciation and $469,000 related to changes in current assets and liabilities offset by $996,000 that reflects the fair value of warrants issued with the Offering.
Net Cash Flow from Investing Activities
     Net cash used in investing activities was approximately $83,000 for the nine months ended September 30, 2009, compared with net cash provided by investing activities of $694, 000 for the nine months ended September 30, 2008. The decrease of approximately $777,000 in cash provided by investing activities was primarily due to net redemption of short-term investments in 2008.
Net Cash Flow from Financing Activities
     Net cash used in financing activities was $7,696,000 for the nine months ended September 30, 2009, compared with $7,901,000 for the nine months ended September 30, 2008. This decrease was primarily due to net proceeds from the issuance of common stock in the amount of $7,918,000 to institutional investors in the second quarter of 2008 compared with net proceeds from the issuance of common stock in the amount of $7,714,000 to institutional investors in the third quarter of 2009.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Principal Accounting Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1.A RISK FACTORS
You should consider the “Risk Factors” included under Item 1A. of our quarterly report on Form 10-Q for the six months ended June 30, 2009, filed on August 14, 2009 with the SEC in addition to our annual report on Form 10-K for the year ended December 31, 2008, filed on March 18, 2009 with the SEC.
The FDA approval process may be delayed for any drugs we develop that require the use of specialized drug delivery devices or vehicles.
     Some drug candidates that we develop may need to be administered using specialized vehicles that deliver RNAi therapeutics directly to diseased parts of the body. For example, we anticipate using an implantable pump to deliver drug candidates to the nervous system. The drug delivery vehicles that we expect to deliver our drug candidates have not been approved by the FDA or other regulatory agencies. In addition, the FDA may regulate the product as a combination product of a drug and a device or require additional approvals or clearances for the modified delivery.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation(1)

3.2	Form of Amended and Restated By-laws of RXi Pharmaceuticals Corporation(1)

10.1	Form of Securities Purchase Agreement(2)

10.2	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation and Advirna, LLC, dated September 21, 2009 +

31.1	Sarbanes-Oxley Act Section 302 Certification of Noah D. Beerman

31.2	Sarbanes-Oxley Act Section 302 Certification of Amy B. Tata

32.1	Sarbanes-Oxley Act Section 906 Certification of Noah D. Beerman and Amy B. Tata

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on October 30, 2007 (File No. 333-147009) and incorporated by reference herein

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 31, 2009.

+	Confidential treatment has been requested for certain portions which have been blanked out in the copy filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi PHARMACEUTICALS CORPORATION (Registrant)
By:	/s/Noah D. Beerman
Noah D. Beerman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Amy B. Tata
Amy B. Tata
Principal Accounting Officer and Controller (Principal Accounting Officer) Date: November 16, 2009