Form 10-Q
period 2010-03-31
RXI PHARMACEUTICALS CORP
filed 2010-05-17
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
As of May 15, 2010, RXi Pharmaceuticals Corporation had 18,372,759 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED MARCH 31, 2010
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	3

		Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	3

		Condensed Statements of Expenses for the three months ended March 31, 2010 and 2009, and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2010	4

		Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2010	5

		Notes to Condensed Financial Statements	7

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	4	Controls and Procedures	17

II		OTHER INFORMATION	18

	1	Legal Proceedings	18
	1A	Risk Factors	18
	2	Unregistered Sales of Equity Securities and Use of Proceeds	18
	3	Defaults Upon Senior Securities	18
	4	Reserved	18
	5	Other Information	18
	6	Exhibits	18

Index to Exhibits			18

Signatures			19

EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,854	$5,684
Prepaid expenses and other current assets	460	120

Total current assets	15,314	5,804

Equipment and furnishings, net	432	432
Deposits	16	16

Total assets	$15,762	$6,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,121	$625
Accrued expenses and other current liabilities	1,226	1,077
Current maturities of capital lease obligations	51	52
Fair value of common stock mandatorily redeemable for cash upon the exercise of warrants	785	—
Fair value of warrants potentially settleable in cash	5,616	3,721

Total current liabilities	8,799	5,475

Capital lease obligations, net of current maturities	52	36

Total liabilities	8,851	5,511

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized;19,033,339 shares issued and 18,358,339 shares outstanding and 16,207,625 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3	2
Additional paid-in capital	58,393	44,489
Deficit accumulated during the developmental stage	(47,636)	(43,750)
Less treasury shares at cost, 675,000 and 0 shares at March 31, 2010 and December 31, 2009, respectively	3,849	—

Total stockholders’ equity	6,911	741

Total liabilities and stockholders’ equity	$15,762	$6,252

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF EXPENSES
(Amounts in thousands, except share and per share data)
(Unaudited)

			Period from
			January 1, 2003
	For the Three	For the Three	(Date of
	Months Ended	Months Ended	Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2009

Expenses:
Research and development expense	$1,499	$1,194	$22,136
Research and development employee stock-based compensation expense	273	200	1,596
Research and development non-employee stock-based compensation expense	154	22	5,474
Fair value of common stock in exchange for licensing rights	—	—	3,954

Total research and development expenses	1,926	1,416	33,160
General and administrative	1,448	1,303	17,065
General and administrative employee stock-based compensation	772	437	1,886
Common stock warrants issued for general and administrative expenses	310	734	5,616
Fair value of common stock issued in exchange for general and administrative expenses	—	281	281

Total general and administrative expenses	2,530	2,755	24,848

Operating loss	(4,456)	(4,171)	(58,008)
Interest income (expense)	(1)	—	622
Other income (expense)	571	—	(291)

Net loss	$(3,886)	$(4,171)	$(57,677)

Net loss per common share:
Basic and diluted loss per share	$(0.24)	$(0.30)	N/A

Weighted average common shares outstanding:
Basic and diluted	16,386,435	13,802,812	N/A

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
			January 1, 2003
			(Date of
	For the Three	For the Three	Inception)
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(3,886)	$(4,171)	$(57,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42	38	371
Loss on disposal of equipment	—	—	12
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	1,199	659	12,688
Fair value of common stock warrants issued in exchange for services	310	734	1,886
Fair value of common stock issued as a commitment fee in connection with the SEDA	—	281	281
Change in fair value of common stock warrants issued in connection with various equity financings	(571)	—	287
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	(340)	(318)	(460)
Accounts payable	496	15	1,121
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	306	90	1,383

Net cash used in operating activities	(2,444)	(2,672)	(36,297)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(31,542)
Maturities of short-term investments	—	—	31,507
Cash paid for purchase of equipment and furnishings	(14)	(8)	(595)
Cash paid for lease deposit	—	—	(45)

Net cash used in investing activities	(14)	(8)	(675)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,235	—	46,367
Cash paid for repurchase of common stock	(3,849)	—	(3,849)
Net proceeds from exercise of common stock options	255	—	611
Repayments of capital lease obligations	(13)	(4)	(69)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by (used in) financing activities	11,628	(4)	51,826

Net increase (decrease) in cash and cash equivalents	9,170	(2,684)	14,854
Cash and cash equivalents at the beginning of period	5,684	9,856	—

Cash and cash equivalents at end of period	$14,854	$7,172	$14,854

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$1	$—	$725

Cash paid during the period for interest	$—	$1	$7

			Period from
			January 1, 2003
			(Date of
	For the Three	For the Three	Inception)
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$2,466	$—	$5,329

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$785	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$28	$—	$172

Value of restricted stock units issued in lieu of bonuses included in accrued expenses	$157	$—	$157

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi” or the “Company”) began operations in January 2007 as a biopharmaceutical company pursuing the development of proprietary therapeutics based on RNAi for the treatment of human diseases. By utilizing the Company’s expertise in “RNA Interference” and the RNAi therapeutic platform the Company has established, the Company believes it will be able to efficiently identify lead compounds and advance towards clinical development of commercially marketable compounds, primarily in partnerships with pharmaceutical and larger biotech companies.
     To date, RXi’s principal activities have consisted of conducting research and pre-clinical development activities utilizing its RNAi therapeutic platform, acquiring key RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting a RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotech companies. As the Company has not generated any revenues from inception through March 31, 2010, the Company is considered a development-stage company for accounting purposes.
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
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the three month periods ended March 31, 2010 and 2009, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through March 31, 2010, is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Uses of estimates in preparation of financial statements
     The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Derivative Financial Instruments
     During the normal course of business, from time to time, the Company issues warrants and options to vendors as consideration to perform services. It may also issue warrants as part of a debt or equity financing. The Company does not enter into any derivative contracts for speculative purposes.

     The Company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock”, the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company in certain events, as defined.
Obligations to Repurchase Shares of the Company’s Equity Securities
     In accordance with FASB ASC Topic 480-10, “Distinguishing Liabilities from Equity", the Company recognizes all obligations to repurchase shares of its equity securities that require or may require the Company to settle the obligation by transferring assets, as liabilities or assets in some circumstances measured at fair value with changes in fair value reflected as current period income or loss and are accounted for as such.
2. Stock Based Compensation
     The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.
     For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, "Equity Based Payments to Non- Employees.”
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
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options grants issued in the three month period ended March 31, 2010 and 2009, the following assumptions were used:

	2010	2009
Weighted average risk-free interest rate	2.79%	1.88%
Weighted average expected volatility	111.61%	117.85%
Weighted average expected lives (years)	5.94	6.86
Weighted average expected dividend yield	0.00%	0.00%
     The weighted average fair value of options granted during the three month period ended March 31, 2010 and 2009 was $4.95 and $3.74 per share, respectively.
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
     The following table summarizes stock option activity from January 1, 2010 through March 31, 2010:

	Total Number	Weighted Average	Aggregate
	of Shares	Exercise Price	Intrinsic Value

Outstanding at January 1, 2010	3,582,339	$5.16	$1,240,110
Granted	622,440	5.63	—
Exercised	53,500	4.75	163,889
Cancelled	—	—	—

Outstanding at March 31, 2010	4,151,279	$5.24	$1,234,005

Options exercisable at March 31, 2010	2,322,928	$5.42	$196,999

     The aggregate intrinsic values of outstanding and exercisable options at March 31, 2010 were calculated based on the closing price of the Company’s common stock on March 31, 2010 of $4.56 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised was calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the date of exercise.
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
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2010	2009

Options to purchase common stock	4,151,279	3,094,608
Warrants to purchase common stock	2,100,642	332,500

Total	6,251,921	3,427,108

4. License Agreements
     As part of its business, the Company enters into numerous licensing agreements. These license agreements with third parties often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, RXi is required to make royalty payments based upon a percentage of the sales.
     The expenditures required under the licensing arrangements may be material individually in the event that the Company develops product candidates covered by the intellectual property licensed under any such arrangement, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these licensing arrangements often give RXi the discretion to unilaterally terminate development of the product, which would allow RXi to avoid making the contingent payments; however, RXi is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations as they relate to licensing agreements that will require future cash payments relating to minimum annual maintenance fees and milestone payments have not changed significantly from December 31, 2009
5. Fair Value Measurements
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
     The Company categorized its cash equivalents as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settled in cash and its common stock potentially redeemable in cash as a Level 2 hierarchy. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718. The common stock is measured at market value and discounted to present value on a recurring basis each quarter until they are completely settled. See footnote 6.
     In accordance with the provisions of ASC 820 the Company has elected to defer implementation of ASC 820, as it relates to its financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of 2011. The adoption of ASC 820, as it relates to the Company’s financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
6. Equity
     On March 22, 2010, the Company entered into a placement agency agreement relating to a proposed offering by the Company of new securities to potential investors. On March 23, 2010, the Company entered into definitive agreements for the sale and issuance by the Company to certain investors of 2,700,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.20 of a share of the Company’s common stock, at a purchase price of $6.00 per unit (the “2010 Offering”). The 2010 Offering closed on March 26, 2010. The Company issued 540,000 warrants with an exercise price of $6.00 per share and that are exercisable beginning on September 26, 2010 until their expiration on March 26, 2016. The Company raised gross proceeds of approximately $16.2 million in the 2010 Offering and net cash proceeds, after deducting the placement agent fees and other offering expenses payable by the Company, of approximately $15.2 million.
     As part of the 2010 Offering, RXi entered in a stock redemption agreement whereby the Company was required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx Corporation (“CytRx”) 675,000 shares of the Company’s common stock held by CytRx (“CytRx shares”). The Company repurchased such shares on March 31, 2010. The value of the shares at the date of repurchase totaling $3,849,000 were recorded at cost and has been included in treasury stock in the accompanying balance sheets at March 31, 2010. The Company is also required to use 25% of the proceeds from the exercise of warrants issued in the 2010 Offering to repurchase from CytRx a number of CytRx Shares equal to 25% of shares issued upon the exercise of such warrants. Subject to the satisfaction of certain closing conditions, if any warrant issued in the 2010 Offering is exercised, on the first business day after the exercise of such warrant.

     Shares of common stock that are mandatorily redeemable under the stock redemption agreement upon the exercise of warrants issued in the 2010 Offering were determined to embody an obligation that may require the Company to settle the obligation by transferring assets and as such, shall be classified as a liability. The fair value of the common stock potentially redeemed under the stock redemption agreement totaling $785,000 was recorded as a liability and a cost of equity and was determined by the present value of the amount of cash that would be paid under the conditions specified in the stock redemption agreement, if all of the shares required to be redeemed were repurchased immediately as we currently believe that the warrant shares will be exercised when they become exerciseable in September 2010.
     Certain warrants issued in connection with the 2010 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The increase in the fair value of the warrants from the date of issuance to March 31, 2010 is $328,000 and has been included in other income and expense in the accompanying condensed statements of expenses for the three months ended March 31, 2010. The fair value of the warrants at March 31, 2010 of $2,138,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.66%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 3.18% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement.
     Certain warrants issued in connection with a registered direct stock offering on August 3, 2009 (the “2009 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The increase in the fair value of the warrants from the date of issuance to March 31, 2010 is $615,000 of which $244,000 has been included in other income and expense in the accompanying condensed statements of expenses for the three months ended March 31, 2010. The fair value of the warrants at March 31, 2010 of $3,478,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.66%. The expected life assumption is based on the contract term of 4 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.09% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement.
7. Recent Accounting Pronouncements
     In June 2009, the FASB issued FASB ASC Topic 810-10, “Consolidations,” (“ASC 860-10”), which amends the consolidation guidance applicable to variable interest entities and is effective as of January 1, 2010. The adoption of ASC Topic 810-10 did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued FASB ASC Topic 860-10, “Transfers and Servicing of Financial Assets,” (“ASC 860-10”), which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of ASC Topic 860-10 did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued the following: (i) FASB ASC Topic 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”), (ii) FASB ASC Topic 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairment” (“ASC 320-10-65”), and (iii) FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”), which will be effective for interim and annual periods ending after June 15, 2009. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities under ASC 820-10 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 820-10-65 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825-10-65 enhance the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. The adoption of ASC 820-10-65, ASC 320-10-65, and 825-10-65 did not have a material impact on the Company’s financial statements.
8. Subsequent Events
On April 15, 2010, the Company granted options to purchase 60,000 shares of common stock to certain employees. These options had an exercise price of $4.41 per share, which represented the Company’s closing stock price on that date. These options vest quarterly over a four year period and expire no later than 10 years from the grant date.
     Management has evaluated subsequent events and the impact on the reported results and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
     This management’s discussion and analysis of financial condition as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 31, 2010.
     The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.
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
     We have not generated revenue to date and may not generate revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements. As the Company has not generated any revenues since inception through March 31, 2010, we are considered a development stage company for accounting purposes.
     We believe that our existing cash should be sufficient to fund our operations through at least the first half of fiscal 2011. In addition, we also have funds available to us upon the issuance of shares of our common stock under the Standby Equity Distribution Agreement (the “SEDA”) that we entered into on January 30, 2009 with YA Global Master SPV Ltd. (“YA Global”) which expires on January 30, 2011. In the future, we will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company
Results of Operations
For the Three Months ended March 31, 2010, and March 31, 2009
     For the three months ended March 31, 2010, our net loss was approximately $3,886,000 compared with a net loss of $4,171,000 for the three months ended March 31, 2009. The loss decreased by $285,000, or approximately 7%. Reasons for the variations in the losses between the quarters are discussed below.
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
     Total research and development expenses were approximately $1,926,000 for the three months ended March 31, 2010, compared with $1,416,000 for the three months ended March 31, 2009. The increase of $510,000 or 36% was primarily due to an increase of $132,000 in non-employee, non-cash share based compensation , as well as, increases in costs associated with employee compensation, including an increase in employee non-cash share based compensation of $73,000, due to an increase in headcount as well as an increase in patent costs related to patent applications on internal discoveries.
General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.
     General and administrative expenses were approximately $2,530,000 for the three months ended March 31, 2010, compared with $2,755,000 for the three months ended March 31, 2009. The decrease of $225,000, or 8% was primarily due to a $335,000 increase in non-cash share based compensation and a $705,000 decrease due to non-cash compensation expense related to a warrant issued for business advisory services as well as the fair value of common stock issued as a commitment fee for the SEDA for the three months ended March 31, 2009. Excluding these non-cash items general and administration expense were approximately $1,448,000 for the three months ended March 31, 2010, compared with $1,303,000 for the three months ended March 31, 2009, this increase was primarily due to an increase in headcount as well as an increase in the use of investment advisory services.
Interest Income
     Interest income was negligible for the three months ended March 31, 2010 and 2009. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

The interest rates available on lower risk, shorter-term investments in today’s market are lower than rates available in the prior period.
  Other Income/Expense
     Other income and expense includes $571,000 related to a gain on the change in the fair value of warrants issued in connection with financing activities.
Operating Results
     We reported a loss from operations of $4,456,000 for the three months ended March 31, 2010 compared with a loss from operations of $4,171,000 in 2009. The increase in loss of $285,000, or 7%, was due primarily to increased expenses related to non-cash equity compensation, as noted above.
     We reported a net loss of $3,886,000 for the three months ended March 31, 2010, compared with a net loss of $4,171,000 in 2009. The decrease in net loss of $285,000, or 7%, equaled a net loss per share of $0.24 and $0.30, for the three months ended March 31, 2010 and 2009, respectively.
Liquidity and Capital Resources
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
     On August 4, 2009, we closed the 2009 Offering in which we sold 2,385,715 shares of our common stock and warrants to purchase 954,286 shares of our common stock at an exercise price of $4.50 per share resulting in approximately $7.8 million in net proceeds after deducting the placement agent fee and offering expenses.
     On March 26, 2010, we closed the 2010 Offering pursuant to which we sold to certain investors 2,700,000 units for $6.00, which consisted of one share of common stock and a warrant to purchase 0.20 shares of common stock with an exercise price of $6.00 per share. The financing provided approximately $15.2 million in net proceeds to the Company after deducting the placement agent fee and offering expenses. Pursuant to a stock redemption agreement between us and CytRx dated March 22, 2010, we were required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx a number of shares of our common stock held by CytRx equal to 25% of the shares sold by us in the 2010 Offering. We are also required to use 25% of the proceeds from the exercise of warrants issued in the 2010 Offering to repurchase from CytRx a number of shares of our common stock held by CytRx equal to 25% of the shares issued upon the exercise of such warrants. As required by the agreement with CytRx, on March 29, 2010, we repurchased 675,000 shares of our common stock from CytRx for an aggregate price of approximately $3.8 million. We estimate that we will repurchase an additional 135,000 shares of our common stock from CytRx for an aggregate price of $0.8 million if all of the warrants issued in the offering are exercised.
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
     We believe that our existing cash should be sufficient to fund our operations through at least the first half of 2011. In addition, we also have funds available to us upon the issuance of shares of our common stock under the SEDA which expires on January 30, 2011. In the future, we will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $2,444,000 for the three months ended March 31, 2010, compared with $2,672,000 for the three months ended March 31, 2009. The decrease of approximately $228,000 resulted primarily from a net loss of $3,886,000, less the add back of non-cash items of $980,000, of which $1,199,000 related to stock-based compensation, $310,000 related to stock warrant expense in exchange for services, $42,000 related to depreciation and amortization expense and $462,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
     Net cash used in investing activities was approximately $14,000 for the three months ended March 31, 2010, compared with net cash used in investing activities of $8,000 for the three months ended March 31, 2009. The increase of approximately $6,000 in cash used in investing activities was primarily due to the purchase of new equipment in the first quarter of 2010.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $11,628,000 for the three months ended March 31, 2010, compared with net cash used in financing of $4,000 for the three months ended March 31, 2009. This increase was primarily due to net proceeds from the issuance of common stock to institutional investors in the first quarter of 2010. There were no such financing activities in the first quarter of 2009.
Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing, other than operating leases.
Critical Accounting Policies and Estimates
     In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2009. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1.A RISK FACTORS
You should carefully review and consider the “Risk Factors” included under Item 1A. of our annual report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
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

RXi PHARMACEUTICALS CORPORATION (Registrant)
By:	/s/ Noah D. Beerman
Noah D. Beerman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Amy B. Tata
Amy B. Tata
Principal Accounting Officer and Controller (Principal Accounting Officer) Date: May 17, 2010