Form 10-Q
period 2010-06-30
RXI PHARMACEUTICALS CORP
filed 2010-08-16
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File number 001-33958
RXi Pharmaceuticals Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-8099512 (I.R.S. Employer Identification No.)
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
Yes ☐     No ☑
As of August 9, 2010, RXi Pharmaceuticals Corporation had 18,372,759 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED JUNE 30, 2010
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	3

		Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	3

		Condensed Statements of Expenses for the three months ended June 30, 2010 and 2009, the six months ended June 30, 2010 and 2009 and the cumulative amounts for the period from January 1, 2003 (date of inception) to June 30, 2010	4

		Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and the cumulative amounts for the period from January 1, 2003 (date of inception) to June 30, 2010	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	4	Controls and Procedures	19

II		OTHER INFORMATION	20

	1	Legal Proceedings	20
	1A	Risk Factors	20
	2	Unregistered Sales of Equity Securities and Use of Proceeds	33
	3	Defaults Upon Senior Securities	33
	4	Reserved	33
	5	Other Information	33
	6	Exhibits	34

Index to Exhibits			34

Signatures			35
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,093	$5,684
Short term investments	5,996	—
Prepaid expenses and other current assets	310	120

Total current assets	11,399	5,804

Equipment and furnishings, net	429	432
Deposits	16	16

Total assets	$11,844	$6,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329	$625
Accrued expenses and other current liabilities	1,203	1,077
Current maturities of capital lease obligations	50	52
Fair value of common stock mandatorily redeemable for cash upon the exercise of warrants	785	—
Fair value of common stock warrants potentially settleable in cash	3,006	3,721

Total current liabilities	5,373	5,475
Capital lease obligations, net of current maturities	35	36

Total liabilities	5,408	5,511

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized;19,047,759 shares issued and 18,372,759 shares outstanding and 16,207,625 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3	2
Additional paid-in capital	60,059	44,489
Deficit accumulated during the developmental stage	(49,777)	(43,750)
Less treasury shares at cost, 675,000 and 0 shares at June 30, 2010 and December 31, 2009, respectively	(3,849)	—

Total stockholders’ equity	6,436	741

Total liabilities and stockholders’ equity	$11,844	$6,252

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF EXPENSES
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					January 1, 2003
	For the Three	For the Three	For the Six	For the Six	(Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Expenses:
Research and development expense	$1,484	$1,817	$2,983	$3,011	$23,620
Research and development employee stock based compensation expense	267	212	540	412	1,863
Research and development non-employee stock based compensation expense	513	997	667	1,019	5,987
Fair value of common stock in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	2,264	3,026	4,190	4,442	35,424

General and administrative	1,654	1,425	3,102	2,728	18,719
General and administrative employee stock based compensation	646	532	1,418	969	6,262
Common stock warrants issued for general and administrative expenses	190	92	500	826	2,076
Fair value of common stock issued in exchange for general and administrative expenses	—	—	—	281	281

Total general and administrative expenses	2,490	2,049	5,020	4,804	27,338

Operating loss	(4,754)	(5,075)	(9,210)	(9,246)	(62,762)
Interest income (expense)	3	(2)	2	(2)	625
Other income (expense)	2,610	(4)	3,181	(4)	2,319

Net loss	$(2,141)	$(5,081)	$(6,027)	$(9,252)	$(59,818)

Net loss per common share:
Basic and diluted loss per share	$(0.12)	$(0.37)	$(0.35)	$(0.67)	N/A

Weighted average common shares outstanding:
Basic and diluted	18,371,808	13,821,817	17,384,606	13,812,367	N/A

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
			January 1, 2003
			(Date of
	For the Six	For the Six	Inception)
	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(6,027)	$(9,252)	$(59,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	85	80	414
Loss on disposal of equipment	—	4	12
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash stock based compensation	2,625	2,400	14,114
Fair value of common stock warrants issued in exchange for services	500	826	2,076
Fair value of common stock issued as a commitment fee in connection with the SEDA	—	281	281
Change in fair value of common stock warrants issued in connection with various equity financings potentially settleable in cash	(3,181)	—	(2,323)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	(190)	(260)	(310)
Accounts payable	296	186	329
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	333	298	1,410

Net cash used in operating activities	(6,151)	(5,437)	(40,004)

Cash flows from investing activities:
Purchase of short-term investments	(5,996)	—	(37,538)
Maturities of short-term investments	—	—	31,507
Cash paid for purchase of equipment and furnishings	(54)	(46)	(635)
Disposal of equipment and furnishings	—	(1)	—
Cash paid for lease deposit	—	—	(45)

Net cash used in investing activities	(6,050)	(47)	(6,711)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,235	—	46,367
Cash paid for repurchase of common stock	(3,849)	—	(3,849)
Net proceeds from exercise of common stock options	255	—	611
Repayments of capital lease obligations	(31)	(10)	(87)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by (used in) financing activities	11,610	(10)	51,808

Net increase (decrease) in cash and cash equivalents	(591)	(5,494)	5,093
Cash and cash equivalents at the beginning of period	5,684	9,856	—

Cash and cash equivalents at end of period	$5,093	$4,362	$5,093

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$2	$—	$725

Cash paid during the period for interest	$—	$2	$7

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$2,466	$—	$5,329

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$785	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$28	$—	$172

Value of restricted stock units issued in lieu of cash bonuses	$207	$—	$207

Value of restricted stock units issued in lieu of bonuses included in accrued expenses	$47	$—	$47

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi” or the “Company”) began operations in January 2007 as a biopharmaceutical company pursuing the development of proprietary therapeutics based on RNA Interference (“RNAi”) for the treatment of human diseases. By utilizing the Company’s expertise in RNAi and the RNAi therapeutic platform the Company has established, the Company believes it will be able build a pipeline of therapeutics for the treatment of a number of diseases. The Company is currently focusing its internal therapeutic development efforts in two main core areas, dermal anti-scarring and retinal disorders, and is prepared to advance product candidates from these core areas into early development and through clinical proof-of-concept. RXi may explore additional indications and proceed through preclinical development, itself and with potential partners, in areas that are of strategic interest to the company.
     To date, RXi’s principal activities have consisted of conducting research and pre-clinical development activities, acquiring key RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotechnology companies. As the Company has not generated any revenues from inception through June 30, 2010, the Company is considered a development-stage company for financial reporting purposes.
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
     In the future, the Company will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments, both government and private grants and payments under partnership and collaborative agreements, to maintain its operations. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back or terminate its operations, or to seek to merge with or to be acquired by another company.
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the three and six month periods ended June 30, 2010 and 2009, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through June 30, 2010, is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
     The Company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock,” the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company in certain events, as defined.
Obligations to Repurchase Shares of the Company’s Equity Securities
     In accordance with FASB ASC Topic 480-10, “Distinguishing Liabilities from Equity,” the Company recognizes all obligations to repurchase shares of its equity securities that require or may require the Company to settle the obligation by transferring assets, as liabilities or assets in some circumstances measured at fair value with changes in fair value reflected as current period income or loss and are accounted for as such.
2. Fair Value Measurements
     In January, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”, (“ASU 2010-06”). The standard amends FASB ASC Topic 820 “Fair Value Measurements and Disclosures”, (“ASC 820”) to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial statements.
     Effective January 1, 2008, the Company implemented ASC 820 for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:
Level 1 — quoted prices in active markets for identical assets or liabilities.
Level 2 — other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.
Level 3 — significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.
     The Company categorized its cash equivalents and short term investments as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settleable in cash and its common stock mandatorily redeemable for cash upon the exercise of warrants as Level 2 hierarchies. The warrants potentially settleable in cash are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718 and are being marked to market each quarter-end until they are completely settled. The common stock mandatorily redeemable for cash upon the exercise of warrants is measured on a recurring basis and is determined by using the fixed monetary amount of each warrant multiplied by assumptions regarding the expected number and timing of warrants to be exercised under the conditions specified in the stock redemption agreement and discounted to present value each quarter until they are completely settled. See footnote 7.
     In accordance with the provisions of ASC 820 the Company has elected to defer implementation of ASC 820, as it relates to its non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of 2011. The adoption of ASC 820, as it relates to the Company’s financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

3. Short Term Investments
     The Company purchased zero coupon U.S. Treasury Bills at a discount during the second quarter of 2010. The securities mature in November 2010. The investments were classified as held-to-maturity and are valued at amortized cost, which approximates fair value. The Company did not have any short-term investments as of December 31, 2009.
4. Stock Based Compensation
     The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.
     For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non- Employees.”
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
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options grants issued in the three and six month period ended June 30, 2010 and 2009, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average risk-free interest rate	3.21%	3.49%	3.06%	2.25%
Weighted average expected volatility	124.03%	121.90%	120.84%	119.05%
Weighted average expected lives (years)	9.29	8.98	7.26	7.4
Weighted average expected dividend yield	0.00%	0.00%	0.00%	0.00%
     The weighted average fair value of options granted during the six month period ended June 30, 2010 and 2009 was $4.34 and $4.42 per share, respectively.
     The weighted average fair value of options granted during the three month period ended June 30, 2010 and 2009 was $4.87 and $4.42 per share, respectively.
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

     The following table summarizes stock option activity from January 1, 2010 through June 30, 2010:

	Total Number	Weighted Average	Aggregate
	of Shares	Exercise Price	Intrinsic Value
Outstanding at January 1, 2010	3,582,339	$5.16	$143,500
Granted	898,768	4.87	—
Exercised	53,500	4.75	163,889
Cancelled	100,644	4.56	—

Outstanding at June 30, 2010	4,326,963	$5.12	$143,500

Options exercisable at June 30, 2010	2,755,201	$5.21	$17,938

     The weighted average remaining contractual life of options outstanding and exercisable at June 30, 2010 was 7.85 years and 7.45 years, respectively.
     The aggregate intrinsic values of outstanding and exercisable options at June 30, 2010 were calculated based on the closing price of the Company’s common stock on June 30, 2010 of $2.60 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised was calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the date of exercise.
5. Net Loss per Share
     The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented diluted net loss per common share is the same as basic net loss per common share.
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2010	2009

Options to purchase common stock	4,326,963	3,382,342
Warrants to purchase common stock	2,100,642	332,500

Total	6,427,605	3,714,842

6. License Agreements
     As part of its business, the Company enters into numerous licensing agreements. These license agreements with third parties often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, RXi is required to make royalty payments based upon a percentage of sales.
     The expenditures required under these arrangements may be material individually in the event that the Company develops product candidates covered by the intellectual property licensed under any such arrangement, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give RXi the discretion to unilaterally terminate development of the product, which would allow RXi to avoid making the contingent payments; however, RXi is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations as they relate to these agreements that will require future cash payments relating to minimum annual maintenance fees and milestone payments have not changed significantly from December 31, 2009.
7. Capital Transactions
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
     As part of the 2010 Offering, RXi entered in a stock redemption agreement whereby the Company was required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx Corporation (“CytRx”) 675,000 shares of the Company’s common stock held by CytRx (“CytRx shares”). The Company repurchased such shares on March 29, 2010. The values of the shares at the date of repurchase totaling $3,849,000 were recorded at cost and have been included in treasury stock in the accompanying balance sheet at June 30, 2010. The Company is also required to use 25% of the proceeds from the exercise of warrants issued in the 2010 Offering to repurchase from CytRx a number of CytRx Shares equal to 25% of shares issued upon the exercise of such warrants. Subject to the satisfaction of certain closing conditions, if any warrant issued in the 2010 Offering is exercised, on the first business day after the exercise of such warrant.
     Shares of common stock that are mandatorily redeemable under the stock redemption agreement upon the exercise of warrants issued in the 2010 Offering, were determined to embody an obligation that may require the Company to settle the obligation by transferring assets, and as such, shall be classified as a liability. The fair value of the common stock potentially redeemable under the stock redemption agreement totaling $785,000 was recorded as a liability and a cost of equity and was determined using the fixed monetary amount of each warrant multiplied by assumptions regarding the number and timing of warrants to be exercised. Consistent with the Company’s assumptions upon issuance, we currently believe that the warrant shares will be exercised within the twelve months after they become exercisable in September 2010. Consequently the fair value of the obligation is $810,000 which is the maximum amount of cash that would be received by the Company under the conditions specified in the stock redemption agreement, if all of the shares required to be redeemed were repurchased discounted over one year at a rate of 3.18%.
     Certain warrants issued in connection with the 2010 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to June 30, 2010 is $1,302,000 and has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2010. The fair value of the warrants at June 30, 2010 of $1,164,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 123.45%. The expected life assumption is based on the contract term of 6.25 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.29% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement.
     Certain warrants issued in connection with a registered direct stock offering on August 3, 2009 (the “2009 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to June 30, 2010 is $1,021,000 of which $1,879,000 has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2010. The fair value of the warrants at June 30, 2010 of $1,842,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 123.45%. The expected life assumption is based on the contract term of 4 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 1.11% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement. The most significant factor causing the decline in fair value is the decline in the Company’s stock price.
8. Recent Accounting Pronouncements
     In April 2010, the FASB issued ASU 2010-17 which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued FASB ASC Topic 810-10, “Consolidations” (“ASC 810-10”), which amends the consolidation guidance applicable to variable interest entities and was effective as of January 1, 2010. The adoption of ASC Topic 810-10 did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued FASB ASC Topic 860-10, “Transfers and Servicing of Financial Assets” (“ASC 860-10”), which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of ASC Topic 860-10 did not have a material impact on the Company’s financial statements.
9. Subsequent Events
     The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date these condensed financial statements were issued. Other than what is disclosed below, during this period, the Company did not have any material recognizable or unrecognizable subsequent events.
     In July 2010, the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (“NIH”), awarded the Company an Advanced Technology Small Business Innovation Research (SBIR) grant to fund the pre-clinical development of RNAi therapeutics using the Company’s novel, proprietary therapeutic platform, which includes both novel RNAi compounds and advanced delivery technologies. The NIAID SBIR grants are for advanced technology projects that require a longer award period and greater award amount than those routinely allowed under the SBIR program. “Advanced Technology” is defined by NIAID as a “clearly identified” product or service that requires approval of the Food and Drug Administration and is within the mission of NIAID.

     The Company was awarded approximately $300,000 per year for this 2 year Phase I grant with the first year being awarded for 2010, and the second year for 2011 subject to customary conditions. Additional funding of up to $1 million per year over a time period of up to 3 years may be requested for Phase II. The award number is R43AI091045. The Company will recognize revenue under government cost reimbursement contracts as it performs the underlying research and development activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
     This management’s discussion and analysis of financial condition as of June 30, 2010 and results of operations for three and six months ended June 30, 2010 and 2009 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 31, 2010.
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
Overview
     We are a discovery-stage biopharmaceutical company pursuing proprietary therapeutics based on RNA interference (“RNAi”), a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence”, expression of targeted disease-associated genes. By utilizing our expertise in RNAi and the comprehensive RNAi therapeutic platform that we have established, we believe we will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization more efficiently than traditional drug development approaches.
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
Our proprietary therapeutic platform is comprised of two main components:
•	Novel RNAi Compounds, referred to as rxRNA™ compounds, that are distinct from, and we believe convey significant advantages over classic siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA compounds, all of which have been shown to be highly potent both in vitro and in vivo. These RNAi compounds include rxRNAoriTM, rxRNAsoloTM and sd-rxRNATM, or “self delivering” RNA. Based on our research we believe that these different, novel siRNA configurations have various advantages for therapeutic use. These advantages include high potency, increased resistance to nucleases and off-target effects, and, in the case of the sd-rxRNA compounds, access to cells and tissues with no additional formulation required.

•	Advanced Delivery Technologies, may enable the delivery of our rxRNA compounds to treat a variety of acute and chronic diseases using both local and systemic approaches, potentially providing a competitive advantage in the development of many RNAi therapeutic compounds. Our suite of delivery technologies is comprised of delivery vehicles, which can be combined with various rxRNA compounds, as well as sd-rxRNA compounds, which are chemically modified and have the unique property of entering cells and tissues to effect silencing without the need for any additional delivery vehicle. This suite of delivery technologies has broad applications for multiple therapeutic areas targeting both local and systemic applications.
Therapeutic Programs
     Our therapeutic platform has the potential to be broadly applicable to multiple therapeutic areas. We intend to focus our internal therapeutic development efforts in two main core areas, dermal anti-scarring and retinal disorders. By utilizing our expertise in RNAi and the RNAi technology platform we have built, we believe we will be able to discover and develop lead compounds and progress them into clinical development more efficiently than traditional drug discovery approaches. We are prepared to advance product candidates from these core areas into early development and through clinical proof-of-concept. We will may also explore additional indications and proceed through preclinical development, ourselves and with potential partners, in areas that are of strategic interest to us, including in the areas of neurological disorders and oncology as discussed below.

Core Areas
Dermatology — Anti-Scarring
     Our sd-rxRNA compounds in preliminary pre-clinical models using local administration to the skin have shown robust delivery and effective target silencing. Anti-scarring is an attractive therapeutic indication with clear development precedent, limited competition for effective therapies, and substantial market potential. We intend to select an anti-scarring development candidate in 2010 and file an IND in 2011. Our success with RNAi therapeutics in anti-scarring may provide additional opportunities in other dermatology applications as well as in anti-fibrotic indications including pulmonary fibrosis, liver fibrosis, acute spinal cord injury, ocular scarring and restenosis.
Ophthalmology — Retinal Disorders
     We have shown data demonstrating unprecedented delivery and effective target silencing in the retina with sd-rxRNA compounds. By applying our unique technology with existing and novel targets, and potentially multiple targets, we believe we have the potential to develop next generation treatments for retinal disorders. Further, we believes that there is opportunity to potentially improve on existing therapies, extend the time required between doses and utilize new modes of administration for delivery to the eye. We intend to select a retinal disorder development candidate in 2011.
Strategic Interest
Neurology — Spinal Cord
     We are exploring indications accessible by spinal cord delivery of sd-rxRNA. Direct dosing to the spinal cord could be used for severe central nervous system or spinal cord diseases in both orphan and non-orphan indications. We may also be able to `leverage early proof-of-concept studies and collaborations to advance programs in this area. We intend to advance potential candidates through preclinical studies as well as seek potential partners to help support further development.
Oncology — Liver Metastases and Hepatocellular Carcinoma
     In the area of oncology, we will be concentrating initially on liver metastases and hepatocellular carcinoma using systemic delivery of sd-rxRNA or other rxRNA compounds in combination with delivery vehicles. Given the emerging emphasis on multi-targeted therapies for cancer, we have the ability to develop RNAi compounds against multiple gene targets to generate effective combination treatments. The unique features of sd-rxRNA may offer a new alternative to treating cancers and could lead to attractive product candidates to further advance in conjunction with partners.
Financial Overview
     To date, our principal our activities have consisted of conducting discovery research and pre-clinical development activities utilizing our RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and larger biotechnology companies.
     We have not generated revenue to date and may not generate revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments, both government and private grants and payments under partnership and collaborative agreements. As we have not generated any revenues since inception through June 30, 2010, we are considered a development stage company for financial reporting purposes.
     We believe that our existing cash and short term investments should be sufficient to fund our operations through at least the first half of fiscal 2011. In addition, we also have funds available to us upon the issuance of shares of our common stock under the Standby Equity Distribution Agreement (the “SEDA”) that we entered into on January 30, 2009 with YA Global Master SPV Ltd. (“YA Global”) which expires on January 30, 2011. In the future, we will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments, both government and private grants and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company
Results of Operations
For the Three and Six Months Ended June 30, 2010, and June 30, 2009
Operating Results
     We reported a loss from operations of $4,754,000 which includes $1,616,000 of non-cash equity based compensation for the three months ended June 30, 2010 compared with a loss from operations of $5,075,000 which includes $1,833,000 of non-cash equity compensation in 2009. The decrease in loss of $321,000, or 6%, was due primarily to $217,000 decrease in non-cash equity compensation and a $333,000 decrease in research and development expenses offset by an increase of $229,000 in general and administrative expenses, as noted below.
     We reported a loss from operations of $9,210,000 which includes $3,125,000 of non-cash equity based compensation for the six months ended June 30, 2010 compared with a loss from operations of $9,246,000 which includes $3,507,000 of non-cash equity based compensation in 2009. The decrease in loss of $36,000, or 0.4%, was due primarily to $382,000 decrease in non-cash equity compensation and a $28,000 decrease in research and development expenses offset by an increase of $374,000 in general and administrative expenses, as noted below.
     For the three months ended June 30, 2010, our net loss was approximately $2,141,000 compared with a net loss of $5,081,000 for the three months ended June 30, 2009. The decrease in net loss of $2,940,000, or 58%, includes the decrease in the loss from operations of $321,000 and a decrease of $2,619,000 in non-cash other income related to the change in fair value of common stock warrants issued with several financing transactions. The result is a net loss per share of $0.12 and $0.37, for the three months ended June 30, 2010 and 2009, respectively. Reasons for the variations in the losses between the two periods are discussed below.
     For the six months ended June 30, 2010, our net loss was approximately $6,027,000 compared with a net loss of $9,252,000 for the six months ended June 30, 2009. The decrease in net loss of $3,225,000, or 35%, includes the decrease in loss from operations of $36,000 offset by the increase in other income of $3,189,000 in non-cash other income related to the change in fair value of warrants issued with several financing transactions. The result is a net loss per share of $0.35 and $0.67, for the six months ended June 30, 2010 and 2009, respectively. Reasons for the variations in the losses between the two periods are discussed below.
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

     Total research and development expenses were approximately $2,264,000 for the three months ended June 30, 2010, compared with $3,026,000 for the three months ended June 30, 2009. The decrease of $762,000 or 25%, was primarily due to an decrease of $484,000 in non-employee non-cash stock based compensation and $333,000 decrease in research and development cash expenses related to the timing of patent application and prosecution on internal discoveries offset by an increase in costs associated with employee non-cash stock based compensation of $55,000 due to an increase in headcount.
     Total research and development expenses were approximately $4,190,000 for the six months ended June 30. 2010, compared with $4,442,000 for the six months ended June 30, 2009. The decrease of $252,000 or 6% was primarily due to a decrease of $352,000 in non-employee non-cash stock based compensation and $28,000 decrease in research and development cash expenses related to the timing of patent application and prosecution on internal discoveries offset by an increase of $128,000 in costs associated with employee non-cash stock based compensation.
General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.
     General and administrative expenses were approximately $2,490,000 for the three months ended June 30, 2010, compared with $2,049,000 for the three months ended June 30, 2009. The increase of $441,000, or 22%, was primarily due to a $114,000 increase in non-cash employee stock based compensation and a $98,000 increase due to non-cash stock based compensation expense related to a warrant issued for business advisory services. Excluding these non-cash items general and administration expense were approximately $1,654,000 for the three months ended June 30, 2010, compared with $1,425,000 for the three months ended June 30, 2009, the increase of $229,000 was primarily due to an increase in headcount.
     General and administrative expenses were approximately $5,020,000 for the six months ended June 30, 2010, compared with $4,804,000 for the six months ended June 30, 2009. The increase of $216,000, or 4%, was primarily due to a $449,000 increase in non-cash stock based compensation offset by a $607,000 decrease due to non-cash stock based compensation expense related to a warrant issued for business advisory services as well as the fair value of common stock issued as a commitment fee for the SEDA for the six months ended June 30, 2009. Excluding these non-cash items, general and administration expense were approximately $3,102,000 for the six months ended June 30, 2010, compared with $2,728,000 for the six months ended June 30, 2009, the increase of $374,000 was primarily due to an increase in headcount.
Interest Income
     Interest income was negligible for the three and six months ended June 30, 2010 and 2009. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility. The interest rates available on lower risk, shorter-term investments in today’s market are lower than rates available in the prior period.
Other Income/Expense
     Other income and expense for the three months ended June 30, 2010 includes $2,610,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009 and 2010.
     Other income and expense for the six months ended June 30, 2010 includes $3,181,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with equity financings in 2009 and 2010. The fair value of the warrants at June 30, 2010 of $3,006,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model.

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
     On March 26, 2010, we closed the 2010 Offering pursuant to which we sold to certain investors 2,700,000 units for $6.00, which consisted of one share of common stock and a warrant to purchase 0.20 shares of common stock with an exercise price of $6.00 per share. The financing provided approximately $15.2 million in net proceeds to us after deducting the placement agent fee and offering expenses. Pursuant to a stock redemption agreement between us and CytRx dated March 22, 2010, we were required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx a number of shares of our common stock held by CytRx equal to 25% of the shares sold by us in the 2010 Offering. We are also required to use 25% of the proceeds from the exercise of warrants issued in the 2010 Offering to repurchase from CytRx a number of shares of our common stock held by CytRx equal to 25% of the shares issued upon the exercise of such warrants. As required by the agreement with CytRx, on March 29, 2010, we repurchased 675,000 shares of our common stock from CytRx for an aggregate price of approximately $3.8 million. We estimate that we will repurchase an additional 135,000 shares of our common stock from CytRx for an aggregate price of $0.8 million if all of the warrants issued in the offering are exercised.
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
     We believe that our existing cash and short term investments should be sufficient to fund our operations through at least the first half of 2011. In addition, we also have funds available to us upon the issuance of shares of our common stock under the SEDA which expires on January 30, 2011. In the future, we will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments, both government and private grants and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.
Net Cash Flow from Operating Activities
     Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, change in fair value of common stock warrants issued in connection with various equity financings potentially settleable in cash, and depreciation and amortization. Net cash used in operating activities was approximately $6,151,000 for the six months ended June 30, 2010, compared with $5,437,000 for the six months ended June 30, 2009. Cash used in operations in 2010 consisted primarily of a net loss of $6,027,000, less the add back of non-cash items of $29,000, of which $3,181,000 related to the change in fair value of common stock warrants issued in connection with various equity financings, $2,625,000 related to non-cash stock based compensation, $500,000 related to common stock warrant expense in exchange for services, $85,000 related to depreciation and amortization expense and $153,000 related to changes in current assets and liabilities.
     We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
Net Cash Flow from Investing Activities
     Net cash used in investing activities was $6,050,000 for the six months ended June 30, 2010, compared with net cash used in investing activities of $47,000 for the six months ended June 30, 2009. The increase of $6,003,000 in cash used in investing activities was primarily due to the purchase of new equipment in the first quarter of 2010, combined with the purchase of United States Treasury notes in the second quarter of 2010.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $11,610,000 for the six months ended June 30, 2010, compared with net cash used in financing of $10,000 for the six months ended June 30, 2009. Cash provided in 2010 was primarily due to net proceeds from the issuance of common stock to institutional investors in the first quarter of 2010. There were no such financing activities in the first two quarters of 2009.
Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing, other than operating leases, license agreements and the SEDA.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1.A RISK FACTORS
     Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward- looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this quarterly report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. When used in this Form 10-Q, the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might” and similar expressions are intended to identify forward-looking statements. We explicitly disclaim any obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
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
     A number of medical institutions and pharmaceutical companies are seeking to develop therapeutic products using RNAi technologies, including for at least some of the disease indications we have been focusing our efforts on to date. Companies working in the RNAi area include: Alnylam Pharmaceuticals, Marina Biotech, Tacere Therapeutics, Benitec, OPKO Health, Silence Therapeutics, Quark Pharmaceuticals, Rosetta Genomics, Lorus Therapeutics, Tekmira Pharmaceuticals Corporation, Calando Pharmaceuticals, Regulus Therapeutics, and Santaris Pharmaceuticals, as well as a number of the large pharmaceutical companies. In addition, a number of companies are developing therapeutics for the same diseases we are targeting using technologies other than RNA interference, and, for some of these diseases, there are existing therapeutics being marketed currently. Most of these competitors have substantially greater research and development capabilities and financial, scientific, technical, manufacturing, marketing, distribution, and other resources than us, and we may not be able to successfully compete with them. In addition, even if we are successful in developing our product candidates, in order to compete successfully we may need to be first to market or to demonstrate that our RNAi based products are superior to therapies based on different technologies. A number of our competitors have already commenced clinical testing of RNAi product candidates and may be more advanced than are we in the process of developing products. If we are not first to market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be successful.
We may not be able to establish or maintain the third party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.
     We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the pre-clinical data that we have generated, the perceived risks in developing RNAi therapeutics as a new form of therapeutic. In addition, we and other companies operating in the RNAi field receive notices from third parties from time to time that our or such other companies’ technology or product candidates infringe or may infringe the intellectual property rights of those third parties. The assertion by third parties that our activities or product candidates infringe upon their intellectual property rights may adversely affect our ability to secure strategic partners or licensees for our technology or product candidates or our ability to secure or maintain manufacturers for our compounds. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. Under certain license agreements that we have already entered into, we have minimum dollar amounts per year that we are obligated to spend on the development of the technology we have licensed from our contract partners. If we fail to meet this requirement under any of our licenses that contain such requirements or any other obligations under these licenses, we may be in breach of our obligations under such agreement, which may result in the loss of the technology licensed. We cannot necessarily control the amount or timing of resources that our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.
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

     Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:
•	Delays in filing initial drug applications,

•	Difficulty in securing centers to conduct trials,

•	Conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials,

•	Problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies,

•	Difficulty in enrolling patients in conformity with required protocols or projected timelines,

•	Third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner,

•	Our drug candidates having very different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways,

•	The need to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks,

•	Insufficient or inadequate supply or quality of our drug candidates or other necessary materials necessary to conduct our clinical trials,

•	Effects of our drug candidates not being the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics,

•	The cost of our clinical trials may be greater than we anticipate,

•	Negative or inconclusive results from our clinical trials or the clinical trials of others for drug candidates similar to our own or inability to generate statistically significant data confirming the efficacy of the product being tested,

•	Changes in the FDA’s requirements for our testing during the course of that testing,

•	Modification of the drug during testing,

•	Reallocation of our limited financial and other resources to other clinical programs, and

•	Adverse results obtained by other companies developing RNAi drugs.
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
     We are in the new drug discovery phase and we have not yet identified any lead compounds for therapeutic development. RNA interference is a relatively new scientific field, and the technologies are still in the early stage of development. We have no compounds in pre-clinical toxicology studies, and we may not be able to advance any product candidate through the pre-clinical stage into clinical trials. Additionally, our development efforts may never result in the identification of a pre-clinical candidate which we are able to successfully develop into a drug. Even if we are able to designate a lead candidate, we may not be able to identify data that would support entering such a candidate into clinical trials. Furthermore, even if we successfully enter into clinical studies, the results from pre- clinical testing of a drug candidate may not predict the results that will be obtained on human clinical trials.
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
     The product candidates that we are developing are based on new technologies and therapeutic approaches. RNAi products may be more expensive to manufacture than traditional small molecule drugs, which may make them more costly than competing small molecule drugs. Additionally, for various applications, RNAi products are likely to require injection or implantation, and do not readily cross the so-called blood brain barrier, which will make them less convenient to administer than drugs administered orally. Key participants in the pharmaceutical marketplace, such as physicians, medical professionals working in large reference laboratories, public health laboratories and hospitals, third- party payors and consumers, may not accept products intended to improve therapeutic results based on RNAi technology. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our product, or to provide favorable reimbursement. And if medical professionals working with large reference laboratories, public health laboratories and hospitals choose not to adopt and use our RNAi technology, our products may not achieve broader market acceptance.
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
     We may need to license additional intellectual property rights from this third party or other third parties in order to be able to complete the development or enhance the efficacy of our product candidates or avoid possible infringement of the rights of others. Additionally, many of our UMMS licenses are limited to ALS, obesity, diabetes and cancer, and in order to pursue other diseases against proprietary gene targets, we may need licenses from other third parties that may be unavailable. There is no assurance that we will be able to acquire any additional intellectual property rights on satisfactory terms, or at all. To the extent that we are required and are able to obtain multiple licenses from third parties to develop or commercialize a product candidate, the aggregate licensing fees and milestones and royalty payments made to these parties may materially reduce our economic returns or even cause us to abandon development or commercialization of a product candidate.
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
     Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property covering our product candidates and technologies. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents, or patent applications if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will stand if they are challenged in court. These applications claim many different methods, compositions and processes relating to the discovery, development, delivery and commercialization of RNAi therapeutics. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in the RNAi field and that we may be a party to such proceedings.
     There may be patent or other intellectual property rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities.. If our products infringe patent or other intellectual property rights of others, the owners of those rights could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any rights that we infringe may not be available on acceptable terms or at all. Others may attempt to invalidate our intellectual property rights or those of our licensors. Even if our rights, or those of our licensors, are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to defend, require significant time and attention of our management and have a material adverse effect on our business.
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
     There may be significant delays in obtaining insurance coverage for newly-approved drugs, and insurance coverage may be more limited than the purpose for which the drug is approved by the FDA. Moreover, eligibility for insurance coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and profitable reimbursement rates from both government- funded and private payors for new drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to develop products, and our overall financial condition.
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
     We are highly dependent on our named executive officers and Scientific Advisory Board (“SAB”) members. The continued service of our named executive officers and SAB members is critical to our success. We have entered into employment agreements with our named executive officers, all of which can be terminated by such persons on short notice. The loss of any of our named executive officers or SAB members, or our inability to identify, attract, retain and integrate additional qualified key personnel, could make it difficult for us to manage our business successfully and achieve our business objectives.
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
     The historical financial information included in our annual report on Form 10-K for the year ended December 31, 2009 does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate company during the periods presented or those that we will achieve in the future. Prior to the contribution of our RNAi assets from CytRx, our RNAi research and development activities were conducted by CytRx as part of its broader operations, rather than as an independent division or subsidiary, and were primarily conducted through sponsored research arrangements rather than through internal activities. CytRx also performed various corporate functions relating to our business, as discussed above. Our historical financial information reflects allocations of indirect expenses from CytRx for these and similar functions. We believe that these allocations are comparable to the expenses we would have incurred had we operated as a separate company, although we may incur higher expenses as a separate company.
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
     As of August 9, 2010, CytRx owned 3,093,881 shares of our common stock, or approximately 16.8% of our outstanding shares. The availability of our shares held by CytRx for public resale on the open market, as well as any actual sales of these shares, could adversely affect the market price of our shares.

We have granted CytRx preemptive rights to acquire shares that we may sell in the future, which may impair our ability to raise funds.
     Under an agreement between us, CytRx and our founding stockholders, with some exceptions, CytRx has preemptive rights to acquire a portion of any new securities sold or issued by us so as to maintain its percentage ownership of us at the time of any such sale and issuance, which is currently approximately 16.8% of our outstanding shares. The exercise by CytRx of its preemptive rights may impair our ability to raise funds, or adversely affect the terms on which we are able to raise funds, as we may not be able to offer to new investors the quantity of our stock that they may desire to purchase.
CytRx’s ownership of our common stock could delay or prevent a change in corporate control.
     CytRx owns approximately 16.8% of our common stock, and has preemptive rights, as described above, to maintain its percentage ownership. CytRx has agreed with UMMS, us and our other founding stockholders to vote its shares of our common stock so that a majority of the members of our board of directors are not affiliated with CytRx. However, by virtue of its stock ownership, CytRx may be able to significantly influence the outcome of matters required to be submitted to a vote of our stockholders, including any proposed amendments to our certificate of incorporation and approval of mergers and other significant corporate transactions. This concentration of ownership may adversely affect the market price of our common stock by:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBIT
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
Amy B. Tata
Principal Accounting Officer and Controller (Principal Accounting Officer) Date: August 16, 2010