Form 10-Q
period 2010-09-30
RXI PHARMACEUTICALS CORP
filed 2010-11-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of November 8, 2010, RXi Pharmaceuticals Corporation had 18,372,759 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2010
`
INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Unaudited Financial Statements

		Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	3

		Condensed Statements of Expenses for the three months ended September 30, 2010 and 2009, the nine months ended September 30, 2010 and 2009 and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2010	4

		Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2010	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	4	Controls and Procedures

II		OTHER INFORMATION

	1	Legal Proceedings

	1A	Risk Factors

	2	Unregistered Sales of Equity Securities and Use of Proceeds

	3	Defaults Upon Senior Securities

	4	Reserved

	5	Other Information

	6	Exhibits

Index to Exhibits

Signatures
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,836	$5,684
Short-term investments	5,996	—
Prepaid expenses and other current assets	334	120

Total current assets	9,166	5,804

Equipment and furnishings, net	423	432
Deposits	16	16

Total assets	$9,605	$6,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$836	$625
Accrued expenses and other current liabilities	1,176	1,077
Current maturities of capital lease obligations	52	52
Fair value of common stock mandatorily redeemable for cash upon the exercise of warrants	785	—
Fair value of common stock warrants potentially settleable in cash	3,425	3,721

Total current liabilities	6,274	5,475
Capital lease obligations, net of current maturities	43	36

Total liabilities	6,317	5,511

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,047,759 shares issued and 18,372,759 shares outstanding and 16,207,625 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3	2
Additional paid-in capital	61,046	44,489
Deficit accumulated during the development stage	(53,912)	(43,750)
Less treasury shares at cost, 675,000 and 0 shares at September 30, 2010 and December 31, 2009, respectively	(3,849)	—

Total stockholders’ equity	3,288	741

Total liabilities and stockholders’ equity	$9,605	$6,252

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF EXPENSES
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					January 1, 2003
	For the Three	For the Three	For the Nine	For the Nine	(Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Expenses:
Research and development expense	$1,606	$1,945	$4,589	$4,956	$25,226
Research and development employee stock based compensation expense	274	219	814	631	2,137
Research and development non-employee stock based compensation expense	56	(73)	723	946	6,043
Fair value of common stock in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	1,936	2,091	6,126	6,533	37,360

General and administrative	1,126	1,385	4,228	4,113	19,845
General and administrative employee stock based compensation	503	506	1,921	1,475	6,765
Common stock warrants issued for general and administrative expenses	154	—	654	826	2,230
Fair value of common stock issued in exchange for general and administrative expenses	—	—	—	281	281

Total general and administrative expenses	1,783	1,891	6,803	6,695	29,121

Operating loss	(3,719)	(3,982)	(12,929)	(13,228)	(66,481)
Interest income (expense)	3	(1)	5	(3)	628
Other income (expense)	(419)	996	2,762	992	1,900

Net loss	$(4,135)	$(2,987)	$(10,162)	$(12,239)	$(63,953)

Net loss per common share:
Basic and diluted loss per share	$(0.23)	$(0.19)	$(0.57)	$(0.85)	N/A

Weighted average common shares outstanding:
Basic and diluted	18,372,759	15,327,482	17,717,610	14,319,262	N/A

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
			January 1, 2003
			(Date of
	For the Nine	For the Nine	Inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(10,162)	$(12,239)	$(63,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	127	122	456
Loss on disposal of equipment	—	4	12
Non-cash rent expense	—	—	29
Accretion and receipt of discount on short-term investments	(6)	—	29
Non-cash stock based compensation	3,458	3,052	14,947
Fair value of common stock warrants issued in exchange for services	654	826	2,230
Fair value of common stock issued as a commitment fee in connection with the SEDA	—	281	281
Change in fair value of common stock warrants issued in connection with various equity financings potentially settleable in cash	(2,762)	(996)	(1,904)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	(214)	(172)	(334)
Accounts payable	211	140	836
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	306	501	1,383

Net cash used in operating activities	(8,388)	(8,481)	(42,241)

Cash flows from investing activities:
Purchase of short-term investments	(5,990)	—	(37,532)
Maturities of short-term investments	—	—	31,507
Cash paid for purchase of equipment and furnishings	(65)	(82)	(646)
Disposal of equipment and furnishings	—	(1)	—
Cash paid for lease deposit	—	—	(45)

Net cash used in investing activities	(6,055)	(83)	(6,716)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,235	7,714	46,637
Cash paid for repurchase of common stock	(3,849)	—	(3,849)
Net proceeds from exercise of common stock options	255	—	611
Repayments of capital lease obligations	(46)	(18)	(102)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	11,595	7,696	51,793

Net increase (decrease) in cash and cash equivalents	(2,848)	(868)	2,836
Cash and cash equivalents at the beginning of period	5,684	9,856	—

Cash and cash equivalents at end of period	$2,836	$8,988	$2,836

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$1	$1	$725

Cash paid during the period for interest	$—	$—	$7

			Period from
			January 1, 2003
			(Date of
	For the Nine	For the Nine	Inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$2,466	$2,863	$5,329

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$785	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$53	$101	$197

Value of restricted stock units issued in lieu of cash bonuses	$207	$—	$207

Value of restricted stock units issued in lieu of bonuses included in accrued expenses	$47	$—	$47

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (“RXi” or the “Company”) began operations in January 2007 as a biopharmaceutical company pursuing the development of proprietary therapeutics based on RNA Interference (“RNAi”) for the treatment of human diseases. By utilizing the Company’s expertise in RNAi and the RNAi therapeutic platform the Company has established, the Company believes it will be able to develop a pipeline of therapeutics for the treatment of a number of diseases. The Company is currently focusing its internal therapeutic development efforts in two main core areas, dermal anti-scarring and retinal disorders, and plans to advance product candidates within these core areas into early development and through clinical proof-of-concept. RXi may also pursue the development of product candidates and explore additional indications and proceed through preclinical development, itself and with potential partners, in areas that are of strategic interest to the Company.
     To date, RXi’s principal activities have consisted of conducting research and pre-clinical development activities, acquiring key RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management team and scientific advisory board, capital raising activities and conducting business development activities aimed at establishing development partnerships with pharmaceutical and larger biotechnology companies. As the Company has not generated any revenues from inception through September 30, 2010, the Company is considered a development stage company for financial reporting purposes.
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
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the three and nine month periods ended September 30, 2010 and 2009, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through September 30, 2010, is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
     The Company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock,” the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company upon the occurrence of certain events set forth in the warrant agreement.
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
2. Fair Value Measurements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”, (“ASU 2010-06”). The standard amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, (“ASC 820”) to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial statements.
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
     The Company categorized its cash equivalents and short-term investments as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settleable in cash and its common stock mandatorily redeemable for cash upon the exercise of warrants as a Level 2 hierarchy. The warrants are measured at market value on a recurring basis using the fixed monetary amount of each warrant that would be received by the Company under the conditions specified in the stock redemption agreement and are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718. The common stock is measured at fair value based on the repurchase price. See footnote 7.
     In accordance with the provisions of ASC 820, the Company elected to defer implementation of ASC 820, as it relates to its non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of 2010. The adoption of ASC 820, as it relates to the Company’s financial assets and liabilities that are re-measured and reported at fair value at least annually, did not have an impact on the Company’s financial results.

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
     For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity-Based Payments to Non- Employees.”
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
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options grants issued in the three and nine month period ended September 30, 2010 and 2009, the following assumptions were used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average risk-free interest rate	N/A	3.10%	3.02%	2.32%
Weighted average expected volatility	N/A	121.74%	121.19%	120.46%
Weighted average expected lives (years)`	N/A	7.00	7.37	7.40
Weighted average expected dividend yield	N/A	0.00%	0.00%	0.00%
     The weighted average fair value of options granted during the nine month period ended September 30, 2010 and 2009 was $4.34 and $3.71 per share, respectively.
     The weighted average fair value of options granted during the three month period ended September 30, 2009 was $2.57 per share. There were no options granted during the three month period ended September 30, 2010.
     RXi’s expected common stock price volatility assumption is based upon the volatility of a combination of similar entities whose share or option prices are publically trade. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of RXi’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. RXi has estimated an annualized forfeiture rate of 4.0% for options granted to its employees, 2.1% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

     The following table summarizes stock option activity from January 1, 2010 through September 30, 2010:

	Total Number	Weighted Average	Aggregate
	of Shares	Exercise Price	Intrinsic Value
Outstanding at January 1, 2010	3,582,339	$5.16	$231,000
Granted	898,768	4.87	10,816
Exercised	53,500	4.75	163,890
Cancelled	108,295	4.72	—

Outstanding at September 30, 2010	4,319,312	$5.12	$241,816

Options exercisable at September 30, 2010	2,956,377	$5.21	$53,895

     The weighted average remaining contractual life of options outstanding and exercisable at September 30, 2010 was 7.59 years and 7.27 years, respectively.
     The aggregate intrinsic values of outstanding and exercisable options at September 30, 2010 were calculated based on the closing price of the Company’s common stock on September 30, 2010 of $2.85 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised was calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the date of exercise.
5. Net Loss per Share
     The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2010	2009
Options to purchase common stock	4,319,312	3,324,600
Warrants to purchase common stock	2,100,642	1,310,642

Total	6,419,954	4,635,302

6. License Agreements
     As part of its business, the Company enters into numerous licensing agreements. These license agreements with third parties often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, RXi is required to make royalty payments based upon a percentage of net sales.
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
7. Equity
     On March 22, 2010, the Company entered into a placement agency agreement relating to a proposed offering by the Company of new securities to potential investors. On March 23, 2010, the Company entered into definitive agreements for the sale and issuance by the Company to certain investors of 2,700,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.20 of a share of the Company’s common stock, at a purchase price of $6.00 per unit (the “2010 Offering”). The 2010 Offering closed on March 26, 2010. The Company issued 540,000 warrants with an exercise price of $6.00 per share that are exercisable beginning on September 26, 2010 until their expiration on March 26, 2016. The Company raised gross proceeds of approximately $16.2 million in the 2010 Offering and net cash proceeds, after deducting the placement agent fees and other offering expenses payable by the Company, of approximately $15.2 million.
     As part of the 2010 Offering, RXi entered in a stock redemption agreement whereby the Company was required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx Corporation (“CytRx”) 675,000 shares of the Company’s common stock held by CytRx (“CytRx shares”). The Company repurchased such shares on March 29, 2010. The values of the shares at the date of repurchase totaling $3,849,000 were recorded at cost and have been included in treasury stock in the accompanying balance sheet at September 30, 2010. The Company is also required to use 25% of the proceeds from the exercise of warrants issued in the 2010 Offering to repurchase from CytRx a number of CytRx Shares equal to 25% of shares issued upon the exercise of such warrants. To date, no such warrants have been exercised.
     Shares of common stock that are mandatorily redeemable under the stock redemption agreement upon the exercise of warrants issued in the 2010 Offering were determined to embody an obligation that may require the Company to settle the obligation by transferring assets, and as such, have been classified as a liability. The fair value of the common stock potentially redeemable under the stock redemption agreement totaling $785,000 was recorded as a liability and a cost of equity and was determined using the fixed monetary amount of each warrant multiplied by assumptions regarding the number and timing of warrants to be exercised. The Company believes that, assuming its stock price increases above the $6.00 exercise price of the warrants issued in the 2010 Offering, the warrants will be exercised within the twelve months after they became exercisable in September 2010. Consequently the fair value of the obligation is $810,000 which is the maximum amount of cash that would be paid by the Company under the conditions specified in the stock redemption agreement, if all of the shares required to be redeemed were repurchased discounted over one year at a rate of 3.18%.
     Certain warrants issued in connection with the 2010 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that we have limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to September 30, 2010 is $1,164,000 and has been included in other income and expense in the accompanying condensed statements of expenses for the nine months ended September 30, 2010. The fair value of the warrants at September 30, 2010 of $1,303,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. In the model, the Company used a weighted average expected stock volatility of 129.55%. The expected life assumption is based on the contract term of 6.0 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.58% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement.

     Certain warrants issued in connection with a registered direct stock offering on August 3, 2009 (the “2009 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. In the model, the Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to September 30, 2010 is $740,000 of which $1,599,000 has been included in other income and expense in the accompanying condensed statements of expenses for the nine months ended September 30, 2010. The fair value of the warrants at September 30, 2010 of $2,122,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. RXi’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 129.55%. The expected life assumption is based on the contract term of 4 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.93% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement. The most significant factor causing the decline in fair value is the decline in the Company’s stock price.
8. Recent Accounting Pronouncements
     In April 2010, the FASB issued ASU 2010-17 which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued FASB ASC Topic 810-10, “Consolidations,” (“ASC 810-10”), which amends the consolidation guidance applicable to variable interest entities and was effective as of January 1, 2010. The adoption of ASC Topic 810-10 did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued FASB ASC Topic 860-10, “Transfers and Servicing of Financial Assets“, (“ASC 860-10”), which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of ASC Topic 860-10 did not have a material impact on the Company’s financial statements.
9. Subsequent Events
     The Company evaluated all events or transactions that occurred after September 30, 2010 up through the date these condensed financial statements were issued. Other than what is disclosed below, during this period, the Company did not have any material recognizable or unrecognizable subsequent events.
     On October 15, 2010, the Company granted options to purchase 28,000 shares of common stock to employees. These options had an exercise price of $3.13 per share, which represented the Company’s closing stock price on that date. These options vest quarterly over a four year period and expire no later than 10 years from the grant date.
     In November 2010, the United States Internal Revenue Service (IRS) awarded four Therapeutic Discovery Project (TDP) grants to the Company as part of the Patient Protection and Affordable Care Act of 2010. The grants will help fund the pre-clinical development of RNAi therapeutics using the Company’s novel, proprietary therapeutic platform, which includes both novel RNAi compounds and advanced delivery technologies. The allocation of the TDP grants took into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological, and medical sciences. RXi’s TDPs will focus on the following areas:
     1. Development of self-delivering RNA Interference (RNAi) therapeutic for fibrotic disease;
     2. Self-Delivering RNA Interference Therapeutic for Age-Related Macular Degeneration (AMD);
     3. Self-Delivering RNA Interference Therapeutic for ALS (Lou Gehrig’s Disease); and
     4. Oral Delivery of Glucose Encapsulated siRNAs for Rheumatoid Arthritis (RA).
     Each of the four TDP grants were approved for $244,000, for a total of $978,000. Of this amount, approximately $792,000 of the tax free grant is expected to be received by the end of fiscal year 2010. The remaining grant of approximately $186,000 is expected to be received in January 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation.
     This management’s discussion and analysis of financial condition as of September 30, 2010 and results of operations for three and nine months ended September 30, 2010 and 2009 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 31, 2010.
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
Overview
     We are a discovery-stage biopharmaceutical company pursuing proprietary therapeutics based on RNA interference (“RNAi”), a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence”, expression of targeted disease-associated genes. By utilizing our expertise in RNAi and the comprehensive RNAi therapeutic platform that we have established, we believe we will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization.
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
Our proprietary therapeutic platform is comprised of two main components:
•	Novel RNAi Compounds, referred to as rxRNA™ compounds, that are distinct from, and we believe convey significant advantages over, classic siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA compounds, all of which have been shown to be highly potent both in vitro and in vivo. These RNAi compounds include rxRNAoriTM, rxRNAsoloTM and sd-rxRNATM, or “self delivering” RNA. Based on our research we believe that these different, novel siRNA configurations have various advantages for therapeutic use. These advantages include high potency, increased resistance to nucleases and off-target effects, and, in the case of the sd-rxRNA compounds, access to cells and tissues with no additional formulation required.

•	Advanced Delivery Technologies, may enable the delivery of our rxRNA compounds to treat a variety of acute and chronic diseases using both local and systemic approaches, potentially providing a competitive

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
Therapeutic Programs
     Our therapeutic platform has the potential to be broadly applicable to multiple therapeutic areas. We intend to focus our internal therapeutic development efforts in two main core areas, dermal anti-scarring and retinal disorders. By utilizing our expertise in RNAi and the RNAi technology platform we have built, we believe we will be able to discover and develop lead compounds and progress them into clinical development more efficiently than traditional drug discovery approaches. We are planning to advance product candidates from these core areas into early development and through clinical proof-of-concept. We will also explore additional indications and proceed through preclinical development, ourselves and with potential partners, in areas that are of strategic interest to us.
Core Areas
     The Company is currently focusing its internal therapeutic development efforts in the following two core areas:
Fibrosis — Dermal Anti-Scarring
     Data with our sd-rxRNA compounds in preliminary pre-clinical models using local administration to the skin have shown robust delivery and effective target gene silencing. We intend to select an anti-scarring development candidate in 2010 and have targeted filing an IND for the product candidate in 2011. Our success with RNAi therapeutics in anti-scarring may provide additional opportunities in other dermatology applications as well as in anti-fibrotic indications including pulmonary fibrosis, liver fibrosis, acute spinal cord injury, ocular scarring and restenosis.
Ophthalmology — Retinal Disorders
     We have shown data demonstrating unprecedented delivery and effective target gene silencing in animal models in the retina with sd-rxRNA compounds. By applying our unique technology with existing and novel targets, and potentially multiple targets, we believe we have the potential to develop next generation treatments for retinal disorders. Further, we believe that there is opportunity to potentially improve on existing therapies, extend the time required between doses and utilize new modes of administration for delivery to the eye. We intend to select a retinal disorder development candidate in 2011.
Strategic Areas
     Our team has experience targeting genes in virtually every major therapeutic area, and we believe we will discover many more drug candidates than we can develop with our own resources. We will explore additional indications and proceed through preclinical development ourselves and with potential partners, in areas that are of strategic interest to us, including the areas of neurological disorders and oncology as discussed below.
Neurology — Spinal Cord
     We are exploring indications accessible by spinal cord delivery of sd-rxRNA. Direct dosing to the spinal cord could be used for severe central nervous system or spinal cord diseases in both orphan and non-orphan indications. We may also be able to leverage early proof-of-concept studies and collaborations to advance programs in this area. We intend to advance potential candidates through preclinical studies and seek potential partners to help support further development.

Oncology — Liver Metastases and Hepatocellular Carcinoma
     In the area of oncology, we will be concentrating initially on liver metastases and hepatocellular carcinoma using systemic delivery of sd-rxRNA or other rxRNA compounds in combination with delivery vehicles. Given the emerging emphasis on multi-targeted therapies for cancer, we believe we have the ability to develop RNAi compounds against multiple gene targets to generate effective combination treatments. The unique features of sd-rxRNA may offer a new alternative to treating cancers and could lead to attractive product candidates to further advance in conjunction with partners.
Financial Overview
     To date, our principal activities have consisted of conducting discovery research and pre-clinical development activities utilizing our RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management team and scientific advisory board, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and larger biotechnology companies.
     We have not generated revenue to date and may not generate revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments, both government and private grants and payments under partnership and collaborative agreements. As we have not generated any revenues since inception through September 30, 2010, we are considered a development stage company for financial reporting purposes.
     We believe that our existing cash and short-term investments should be sufficient to fund our operations through at least the first half of fiscal 2011. In addition, we also have funds available to us upon the issuance of shares of our common stock under the Standby Equity Distribution Agreement (the “SEDA”) that we entered into on January 30, 2009 with YA Global Master SPV Ltd. (“YA Global”) which expires on January 30, 2011. In the future, we will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments, both government and private grants and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations or to seek to merge with or to be acquired by another company.
Results of Operations
For the Three and Nine Months Ended September 30, 2010, and September 30, 2009
Operating Results
     We reported a loss from operations of $3,719,000, which includes $987,000 of non-cash stock based compensation, for the three months ended September 30, 2010 compared with a loss from operations of $3,982,000, which includes $652,000 of non-cash stock based compensation, in the same period of 2009. The decrease in loss of $263,000, or 7%, was due primarily to a $259,000 decrease in general and administrative expenses and a $339,000 decrease in research and development expenses offset by a $335,000 increase in non-cash stock compensation, as noted below.
     We reported a loss from operations of $12,929,000, which includes $4,112,000 of non-cash stock based compensation, for the nine months ended September 30, 2010 compared with a loss from operations of $13,228,000, which includes $4,159,000 of non-cash stock based compensation, in the same period of 2009. The decrease in loss of $299,000, or 2%, was due primarily to a decrease of $367,000 in research and development expenses and a $47,000 decrease in non-cash stock compensation offset by a $115,00 increase in general and administrative expenses, as noted below.

     For the three months ended September 30, 2010, our net loss was approximately $4,135,000 compared with a net loss of $2,987,000 for the three months ended September 30, 2009. The increase in net loss of $1,148,000, or 38%, includes the decrease in the loss from operations of $263,000 and an increase of $1,415,000 of other expenses related to $996,000 of non-cash other income related to the change in fair value of common stock warrants from general and administrative expenses to other income. The result is a net loss per share of $0.23 and $0.19, for the three months ended September 30, 2010 and 2009, respectively. Reasons for the variations in the losses between the two periods are discussed below.
     For the nine months ended September 30, 2010, our net loss was approximately $10,162,000 compared with a net loss of $12,239,000 for the nine months ended September 30, 2009. The decrease in net loss of $2,077,000, or 17%, includes the decrease in loss from operations of $299,000 and an increase in other income of $1,770,000 in non-cash other income related to the change in fair value of warrants issued with several financing transactions. The result is a net loss per share of $0.57 and $0.85, for the nine months ended September 30, 2010 and 2009, respectively. Reasons for the variations in the losses between the two periods are discussed below.
Research and Development Expense
     Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members as well as licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities.
     Total research and development expenses were approximately $1,936,000 for the three months ended September 30, 2010, compared with $2,091,000 for the three months ended September 30, 2009. The decrease of $155,000 or 7%, was primarily due to a decrease of $339,000 in research and development cash expenses related to the timing of patent application and prosecution on internal discoveries offset by an increase in costs associated with non-employee non-cash stock based compensation of $129,000 and employee non-cash stock based compensation of $55,000 due to an increase in fair value and additional option grants in 2010.
     Total research and development expenses were approximately $6,126,000 for the nine months ended September 30, 2010, compared with $6,533,000 for the nine months ended September 30, 2009. The decrease of $407,000 or 6% was primarily due to a decrease of $223,000 in non-employee non-cash stock based compensation and $367,000 decrease in research and development cash expenses related to the timing of patent application and prosecution on internal discoveries offset by an increase of $183,000 in costs associated with employee non-cash stock based compensation.
General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.
     General and administrative expenses were approximately $1,783,000 for the three months ended September 30, 2010, compared with $1,891,000 for the three months ended September 30, 2009. The decrease of $108,000, or 5.7%, was primarily due to a $151,000 increase due to non-cash stock based compensation expense. Excluding these non-cash items, general and administrative expenses were approximately $1,126,000 for the three months ended September 30, 2010, compared with $1,385,000 for the three months ended September 30, 2009. The decrease of $259,000 was primarily due to a reduction in professional fees.
     General and administrative expenses were approximately $6,803,000 for the nine months ended September 30, 2010, compared with $6,695,000 for the nine months ended September 30, 2009. The increase of $108,000, or 2%, was primarily due to a decrease of $115,000 in general and administrative expenses offset by a $7,000 decrease in non-cash stock based compensation due to a decrease in warrants issued during 2010 as well as to the expensing of shares related to the SEDA. Excluding these non-cash items, general and administrative expenses were approximately $4,228,000 for the nine months ended September 30, 2010, compared with $4,113,000 for the nine months ended September 30, 2009. The increase of $115,000 was primarily due to an increase in headcount and professional services fees.

Interest Income
     Interest income was negligible for the three and nine months ended September 30, 2010 and 2009. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility. The interest rates available on lower risk, shorter-term investments in today’s market are lower than rates available in the prior period.
Other Income/Expense
     Other income and expense for the three months ended September 30, 2010 includes $419,000 in non-cash expense related to a loss on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009 and 2010.
     Other income and expense for the nine months ended September 30, 2010 includes $2,762,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009 and 2010. The fair value of the warrants at September 30, 2010 of $3,425,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model.
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
     On March 26, 2010, we closed the 2010 Offering pursuant to which we sold to certain investors 2,700,000 units for $6.00, which consisted of one share of common stock and a warrant to purchase .20 shares of common stock with an exercise price of $6.00 per share. The financing provided approximately $15.2 million in net proceeds to us after deducting the placement agent fee and offering expenses. Pursuant to a stock redemption agreement between us and CytRx dated March 22, 2010, we were required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx a number of shares of our common stock held by CytRx equal to 25% of the shares sold by us in the 2010 Offering. We are also required to use 25% of the proceeds from the exercise of warrants issued in the 2010 Offering to repurchase from CytRx a number of shares of our common stock held by CytRx equal to 25% of the shares issued upon the exercise of such warrants. As required by the agreement with CytRx, on March 29, 2010, we repurchased 675,000 shares of our common stock from CytRx for an aggregate price of approximately $3.8 million. We estimate that we will repurchase an additional 135,000 shares of our common stock from CytRx for an aggregate price of $0.8 million if all of the warrants issued in the offering are exercised.
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
     We believe that our existing cash and short-term investments should be sufficient to fund our operations through at least the first half of 2011. In addition, we also have funds available to us upon the issuance of shares of our common stock under the SEDA which expires on January 30, 2011. In the future, we will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments, government and private grants and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.
Net Cash Flow from Operating Activities
     Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock based compensation, change in fair value of common stock warrants issued in connection with various equity financings potentially settleable in cash, and depreciation and amortization. Net cash used in operating activities was approximately $8,388,000 for the nine months ended September 30, 2010, compared with $8,481,000 for the nine months ended September 30, 2009. Cash used in operations in 2010 consisted primarily from a net loss of $10,162,000, less the add back of non-cash items of $1,471,000, of which $2,762,000 related to the change in fair value of common stock warrants issued in connection with various equity financings, $3,458,000 related to non-cash stock based compensation, $654,000 related to common stock warrant expense in exchange for services, $127,000 related to depreciation and amortization expense, $6,000 related to accretion and receipt of bond and $303,000 related to changes in current assets and liabilities.
     We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration and or agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
Net Cash Flow from Investing Activities
     Net cash used in investing activities was approximately $6,055,000 for the nine months ended September 30, 2010, compared with net cash used in investing activities of $83,000 for the nine months ended September 30, 2009. The increase of approximately $5,972,000 in cash used in investing activities was primarily due to the purchase of United States Treasury notes in the second quarter of 2010, combined with the purchase of new equipment in the second and third quarters of 2010.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $11,595,000 for the nine months ended September 30, 2010, compared with net cash provided by financing of $7,696,000 for the nine months ended September 30, 2009. Cash provided in 2010 and 2009 was primarily due to net proceeds from the issuance of common stock to institutional investors in the first quarter of 2010 and the third quarter of 2009, respectively.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1.A	RISK FACTORS
You should consider the “Risk Factors” included under Item 1A. of our quarterly report on Form 10-Q for the six months ended June 30, 2010, filed on August 16, 2010 with the SEC.

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
Date: November 15, 2010