Form 10-K
period 2010-12-31
RXI PHARMACEUTICALS CORP
filed 2011-04-15
CIK 1390478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
-OR-
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33958
RXi PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8099512 (I.R.S. Employer Identification Number)
60 Prescott Street Worcester, Massachusetts (Address of principal executive offices)	01605 (Zip Code)

Registrant’s telephone number, including area code:
(508) 767-3861

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s Common Stock at the close of business on June 30, 2010, was $39,725,083

As of April 14, 2011 the registrant had 24,995,428 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2010, are incorporated by reference into this Form 10-K.

RXi PHARMACEUTICALS CORPORATION

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2010

All references in this Form 10-K to “RXi,” the “Company,” “we,” “us,” or “our” mean RXi Pharmaceuticals Corporation, unless we state otherwise or the context otherwise requires.

i

ITEM 1.	BUSINESS

Overview

We were incorporated as Argonaut Pharmaceuticals, Inc. in Delaware on April 3, 2006, changed our name to RXi Pharmaceuticals Corporation on November 28, 2006, and began operations in January 2007. Our principal executive offices are located at 60 Prescott Street, Worcester, MA 01605, and our phone number is (508) 767-3861. As described below under “Recent Developments,” on April 13, 2011, we acquired Apthera, Inc. (“Apthera”), a private biotechnology company. In connection with the Apthera acquisition, we issued 4,974,090 shares of our common stock to former stockholders of Apthera and agreed to make certain contingent payments to such stockholders upon the achievement of certain milestones. Unless otherwise specified, the information contained in this annual report on Form 10-K gives effect to the acquisition of Apthera.

RXi is a biotechnology company focussed on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using RNAi-targeted and immunotherapy technologies. We are pursuing (1) cancer therapies utilizing peptide-based immunotherapy products, including our main product candidate NeuVaxtm, for the treatment of various cancers and (2) proprietary therapeutics based on RNA interference, or “RNAi”, a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence”, expression of targeted disease-associated genes.

•	Immunotherapy Products. Our main product candidate is NeuVax, which is a peptide-based immunotherapy to reduce the recurrence of breast cancer in low-to-intermediate HER2-positive breast cancer patients not eligible for Herceptin®. We expect NeuVax to enter Phase III clinical trials in this breast cancer patient population during the first half of 2012 if we are able to satisfy certain United States Food and Drug Administration (“FDA”) information requirements to be released from a clinical hold to commence the trial. In addition, based on our clinical trials, we believe that NeuVax has the potential to treat other cancers, including prostate, bladder and ovarian cancers.

•	RNAi Products. We believe that certain human diseases can potentially be treated by silencing targeted genes that lead to disease. While no therapeutic RNAi products have been approved by the FDA to date, there has been significant interest and growth in the field of RNAi therapeutic development. This growth is driven by the potential ability to use RNAi to rapidly develop lead compounds that specifically and selectively inhibit a target gene, many of which are thought to be undruggable by other modalities. RXI-109, our first RNAi product candidate, is a dermal anti-scarring therapy that targets CTGF (connective tissue growth factor). We are currently working towards filing an investigational new drug application (“IND”) for RXI-109 in the second half of 2011 and commencing a Phase I clinical trial in the first half of 2012. We intend to maintain our core RNAi discovery and development capability to advance current collaborations, as well as enable alliances. We believe that RXI-109 may be able to treat other indications, including pulmonary fibrosis, liver fibrosis, acute spinal injury, ocular scarring and restinosis.

The chart below summarizes the current status of our drug development programs, with the dark shading indicating completed stages of development and the light shading indicating development activities we intend to prioritize in the near-term.

Our Therapeutic Programs

Immunotherapy Program

We are developing a pipeline of immunotherapy product candidates for the treatment of various cancers based on the E75 peptide, the most advanced of which is NeuVax, which is targeted at preventing the recurrence of breast cancer. NeuVax has had positive Phase I/II clinical trial results for the prevention of breast cancer recurrence in patients who have had breast cancer and received the standard of care treatment (e.g., surgery, chemotherapy, radiotherapy and hormonal therapy). We intend to conduct a Phase III clinical trial of NeuVax for the prevention of breast cancer recurrence in early-stage (node-positive) HER2-positive breast cancer patients. We project that this Phase III clinical trial will begin in the first half of 2012 subject to satisfying certain FDA information requirements to be released from a clinical hold to commence the trial.

NeuVax is an immunotherapy that stimulates the immune system to actively seek out and selectively kill cancer cells. NeuVax directs “killer” T-cells to target and destroy cancer cells that express HER2/neu, a protein associated with epithelial tumors in breast, ovarian, pancreatic, colon, bladder and prostate cancers. NeuVax is comprised of two components: a HER2/neu-derived peptide called E75 and the immune adjuvant GM-CSF. E75 is a small 9-amino acid sequence that is immunogenic (produces an immune response) and GM-CSF is a commercially available protein that acts to stimulate and activate components of the immune system such as macrophages and dendritic cells.

NeuVax has been shown to be most effective in patients with low-to-intermediate HER2/neu expressors with HLA type A2+ or A3+. We believe that approximately 25,000 of the approximately 200,000 women diagnosed with breast cancer in the U.S. each year meet these criteria. We believe that NeuVax’s specificity provides for a highly targeted therapy to prevent breast cancer recurrence for a selected subset of breast cancer patients and we believe it will increase the chance of a successful treatment outcome for these patients.

In addition to the lead early-stage breast cancer indication for NeuVax, we are pursuing additional therapeutic indications for NeuVax that are currently in Phase I/II clinical trials. Under our IND, open protocols for the treatment of prostate cancer, ovarian cancer and bladder cancer exist for patient populations with the same general criteria for eligibility as in breast cancer (i.e., early-stage disease and adjuvant treatment setting after surgery with immunologic competence). We may also explore whether NeuVax provides clinical benefits in other areas, such as a prophylactic vaccine against breast cancer occurrence in healthy women with a high likelihood for developing breast cancer based on genetic assays or biomarkers and a strong positive familial history of breast cancer. Clinical trials conducted on NeuVax have provided proof-of-principle data in early-stage node-negative breast cancer, although such data is preliminary and not statistically significant as the trials were not designed to provide statistically significant efficacy data. Both the early-stage node-negative breast cancer indication and the high risk patient indication are longer-term areas of interest that we currently expect we will only explore with support from corporate partners for these programs.

RNAi Program

By utilizing our expertise in RNAi and the comprehensive RNAi platform that we have established, we believe we will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization. Our proprietary therapeutic platform is comprised of two main components:

•	Novel RNAi Compounds, referred to as rxRNAtm compounds, that are distinct from, and we believe convey significant advantages over, classic siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA compounds, all of which have been shown to be highly potent both in vitro and in pre-clinical in vivo models. These RNAi compounds include rxRNAoritm, rxRNAsolotm and sd-rxRNAtm, or “self delivering” RNA. Based on our research, we believe that these different, novel siRNA configurations have various potential advantages for therapeutic use. These potential advantages include high potency, increased resistance to nucleases and off-target effects, and, in the case of the sd-rxRNA compounds, access to cells and tissues with no additional formulation required.

•	Advanced Delivery Technologies that enable the delivery of our rxRNA compounds to potentially treat a variety of acute and chronic diseases using both local and systemic approaches, potentially providing a competitive advantage in the development of many RNAi therapeutic compounds. RXi’s suite of delivery technologies is comprised of delivery vehicles, which can be combined with various rxRNA compounds, as well as sd-rxRNA compounds, which are chemically modified and have the unique property of entering cells and tissues to effect silencing without the need for any additional delivery vehicle. This suite of delivery technologies has broad applications for multiple therapeutic areas targeting both local and systemic applications.

We are currently focusing our internal therapeutic development areas in fibrosis-dermal anti-scarring. RXI-109, our first RNAi product candidate, is a dermal anti-scarring therapy that targets CTGF (connective tissue growth factor). Approximately 42 million surgical procedures are performed annually, with many patients experiencing hypertrophic scarring and keloids. We believe that RXI-109 will inhibit connective tissue formation in human fibrotic disease.

Data obtained from pre-clinical studies of our sd-rxRNA compounds in preliminary pre-clinical models using local administration to the skin have shown robust delivery and effective target gene silencing. We have targeted filing an IND for RXI-109 in the second half of 2011. If clinical studies of RXI-109 produce successful results in anti-scarring, we may explore opportunities in other dermatology applications as well as in other anti-fibrotic indications, including pulmonary fibrosis, liver fibrosis, acute spinal cord injury, ocular scarring and restenosis.

Recent Developments

During the fourth quarter of 2010 and the first quarter of 2011, the Company announced several important developments which are outlined below.

On November 2, 2010, we announced that the United States Internal Revenue Service awarded us four Therapeutic Discovery Project (TDP) grants totaling $977,917 as part of the Patient Protection and Affordable Care Act of 2010. The TDP grants were awarded in four equal amounts for developing (1) self-delivering RNAi therapeutic for fibrotic disease, (2) self-delivering RNAi therapeutic for age-related macular degeneration, (3) self-delivering RNAi for ALS (Lou Gehrig’s disease), and (4) oral delivery of glucose encapsulated siRNAs for rheumatoid arthritis.

On December 17, 2010, we announced the selection of RXI-109 as our first RNAi therapeutic product candidate to advance into development. We have begun manufacturing activities and we are preparing a pre-IND package to submit to the FDA. Pending FDA review, we intend to employ a clinical trial design to study safety and tolerability as well as initial efficacy in a first clinical trial targeted for 2012. In this clinical trial, we plan to evaluate RXI-109 for the reduction of dermal scarring in planned surgeries.

In January 2011, we announced positive results from two successful collaborations with other biotechnology companies using our proprietary sd-rxRNA technology. On January 6, 2011, we announced a successful collaboration with Generex Biotechnology Corporation, and its wholly-owned subsidiary Antigen Express, Inc., in developing proprietary vaccine formulations for active immunotherapy. Initial results from the collaboration demonstrated success in using sd-rxRNA compounds to silence genes in up to 80% in hemopoietic cells. The ability to reduce expression of certain genes in isolated hemopoietic-derived cancer cells (ex vivo) has the potential to convert them into specific immune-stimulants and opens the possibility for development of a new class of anticancer therapeutic vaccines that could complement our Apthera product candidate pipeline.

On January 27, 2011, we announced positive initial results as part of our collaboration with miRagen Therapeutics, Inc., in creating microRNA mimics, or artificial copies of microRNAs, using our sd-rxRNA technology. In particular, the collaboration demonstrated efficacy in down-regulating a reporter gene (in vitro) whose expression is controlled by the microRNA in cell culture model systems develop by miRagen. Increasing the level of particular microRNAs by using therapeutic mimics may treat certain diseases, including cardiovascular, cancer, inflammatory, fibrotic and metabolic disorders.

On March 31, 2011, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary, Diamondback Acquisition Corp., a Delaware corporation (“Merger Sub”), Apthera and Robert E. Kennedy, in his capacity as representative of Apthera’s stockholders. On April 13, 2011, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Apthera, with Apthera surviving as a wholly-owned subsidiary of RXi (the “Merger”). In connection with the Merger, we issued 4,974,090 shares of our common stock to former stockholders of Apthera and agreed to make certain contingent payments to such stockholders upon the achievement of certain milestones. The terms of the Merger Agreement are described in Form 8-Ks, filed by RXi with the Securities and Exchange Commission (“SEC”) on April 5, 2011 and April 14, 2011, each of which is incorporated herein by reference.

In connection with the acquisition of Apthera, Mark J. Ahn, Ph.D., an existing member of our Board of Directors, succeeded Noah D. Beerman as Chief Executive Officer of RXi and will lead the combined company, which will operate out of our current headquarters in Worcester, MA. In addition, Mark W. Schwartz, Ph.D., the Chief Executive Officer of Apthera, became our Chief Operating Officer and Robert E. Kennedy, the Chief Financial Officer of Apthera, became our Chief Financial Officer.

Background on the Company and Recent Change in Strategic Focus

We were formed in 2006 by CytRx Corporation (“CytRx”) (Nasdaq: CYTR) and four prominent RNAi researchers, including Dr. Craig Mello, who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNAi. From 2003 through 2006, CytRx sponsored therapeutic RNAi research at the University of Massachusetts Medical School (“UMMS”) and Massachusetts General Hospital. We commenced operations in January 2007 after CytRx contributed to us its portfolio of RNAi therapeutic assets in exchange for approximately 7.04 million shares of our common stock. These assets consisted primarily of RNAi licenses and related intellectual property and a nominal amount of equipment.

Prior to the acquisition of Apthera, our principal activities consisted of conducting discovery research and pre-clinical development activities utilizing our RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and biotechnology companies.

Our Board of Directors continually evaluates our strategic alternatives and recently determined that it was in the best interests of our stockholders to diversify our development programs with additional development candidates at various stages of development. Our acquisition of Apthera followed from this determination to broaden our strategic direction. We believe that acquiring Apthera will enhance our long-term prospects by giving us access to a late stage product candidate, NeuVax, which is expected to enter Phase III clinical trials under an FDA-approved Special Protocol Assessment (“SPA”) for the treatment of breast cancer in the first half of 2012 if we are able to satisfy certain FDA information requirements to be released from a clinical hold to commence the trial. Based on our clinical trials, we also believe that NeuVax has the potential to treat other cancers, including prostate, bladder and ovarian cancers. In addition, we believe that reducing the scope of our RNAi activities will enable us to commit more resources to RXI-109, our lead RNAi-product, while maintaining our core RNAi discovery and development capability to advance current collaborations, as well as enable alliances.

Management and Scientific Team

In connection with the Apthera acquisition, we reorganized our management and scientific teams. Our Board of Directors believes that the following personnel possess the experience and skills necessary to lead RXi into its next stage of development.

We have a senior management team with experience in developing and commercializing biopharmaceutical and healthcare products consisting of:

•	Mark J. Ahn, Ph.D., President and Chief Executive Officer. Dr. Ahn served as a director on RXi’s board from 2007 until his appointment as President and Chief Executive Officer in 2011. He brings more than 20 years of experience in the biopharmaceutical industry, including as founder, President and Chief Executive Officer for Hana Biosciences, Inc. Prior to joining Hana, he served as Vice President, Hematology and corporate officer at Genentech, Inc., and held positions of increasing responsibility in strategy, general management, sales and marketing, business development, and finance with Amgen Inc. and Bristol-Myers Squibb Company.

•	Mark W. Schwartz, Ph.D., Executive Vice President and Chief Operating Officer. Dr. Schwartz joins RXi as part of our acquisition of Apthera, where he had been the President and Chief Executive Officer. Prior to joining Apthera, Dr. Schwartz served for five years as President and Chief Executive Officer of Bayhill Therapeutics Inc., a company developing an innovative DNA vaccine platform for the treatment of autoimmune diseases, where he completed a successful partnership with Genentech for the development of the company’s type 1 diabetes vaccine. He had also served as President and Chief Executive Officer of Calyx Therapeutics, Inc., which doubled its size, nurtured a successful working relationship with the FDA, and completed key phase I and phase II international clinical trials of novel anti-inflammatory compounds during his tenure.

•	Robert E. Kennedy, Treasurer and Chief Financial Officer. Robert E. Kennedy co-founded Apthera in 2005, where he served as Director, Secretary, Treasurer and Chief Financial Officer. Previously, Mr. Kennedy served as Director and Chief Financial Officer for Blue Dot Services, Inc., a nationwide heating, ventilation, air-conditioning and plumbing construction and services company. Prior to his work at Blue Dot Services, he was the managing director for Koch Ventures, Inc., the venture capital arm of Koch Industries, Inc., the second largest privately-held company in the United States. Mr. Kennedy has held finance and accounting management roles at Sterling House Corporation, Thorn Americas, Inc., Raytheon Aircraft Corporation, and F.B. Kubik & Company, CPAs; he serves on the board of directors of Immunologix, Inc. and Arizona BioIndustry Association, and is a member of the American Institute of Certified Public Accountants and the Arizona Society of CPAs.

•	Anastasia Khvorova, Ph.D., Chief Scientific Officer. Dr. Khvorova has been our Chief Scientific Officer since October 2008. Dr. Khvorova has contributed significantly to the RNAi field. While at Dharmacon (ThermoFisher Scientific, Inc.), she made major technology advances in RNAi and microRNA. Dr. Khvorova was also responsible for establishing and managing several drug discovery/development collaborations with major pharmaceutical companies, including Abbott Laboratories and

Alcon Inc. Her groundbreaking work has allowed her to author more than 150 abstracts, 30 patents and patent applications, several book chapters and over 40 peer reviewed publications. Dr. Khvorova received her Ph.D. in Biochemistry from the Russian Academia of Sciences in Moscow in 1994 and after 10 years of working in academia and industry she joined Dharmacon in 2002, where she served as the Chief Scientific Officer for 6 years.

•	Pamela Pavco, Ph.D., Vice President Pharmaceutical Development. Dr. Pavco has been our Vice President of Pharmaceutical Development since March 2007. Dr. Pavco brings over 20 years of research and development experience in oligonucleotides to us. From 2002 to 2006, Dr. Pavco was Senior Director, R&D Project Management at Sirna Therapeutics, Inc., previously known as Ribozyme Pharmaceuticals, Inc., where she was responsible for the discovery research and development of Sirna-027, the first chemically modified siRNA to enter into clinical trials. Dr. Pavco also managed the alliance with Allergan, Inc. that was initiated to continue discovery research in the area of ophthalmology and take Sirna-027 forward into Phase 2 clinical studies. Dr. Pavco received a Ph.D. in Biochemistry from Virginia Commonwealth University in 1983 and did her post-doctoral work at Duke University prior to joining Sirna Therapeutics. She is a member of the American Association of Cancer Research and the Association for Research and Vision in Ophthalmology.

Scientific Advisory Board

We have an accomplished Scientific Advisory Board (“SAB”) which includes Craig C. Mello, Ph.D. (the Chairman of the SAB), George Peoples, Ph.D. (an expert in cancer vaccines and the principal investigator in the Phase I/II clinical trials for NeuVax, who joined our SAB in connection with the Apthera acquisition), Gregory Hannon, Ph.D., Michael Czech, Ph.D., Victor Ambros, Ph.D. and Nassim Usman, Ph.D., together known as the SAB members. The SAB members participate in scientific planning meetings which are typically held every three to six months. During such meetings, our management team and the SAB members review the progress of our research and licensing efforts and provide technological input, including suggestions for new experiments, suggestions regarding the therapeutic relevance of target genes and suggestions regarding new technologies we may want to consider licensing and/or developing internally. Further, certain of our SAB members periodically assist us in business-related activities, such as discussions with potential strategic partners and introductions to potential key consultants and collaborators.

Financial Condition

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and integrate Apthera. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

We had cash and cash equivalents of approximately $6.9 million as of December 31, 2010 and approximately $11.0 million as of March 31, 2011.

As a result of our acquisition of Apthera and the expenses expected to be incurred in connection with the Phase III clinical trial for NeuVax, we expect that our expenses will increase significantly from historic levels for the foreseeable future. We believe that our existing cash and cash equivalents should be sufficient to fund our operations through at least the first quarter of 2012. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Recent Financing Activities

On March 4, 2011, we closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million. The financing provided approximately $7.3 million to the Company after deducting the underwriting fee and offering expenses. Each unit consisted of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). As a result of the April 15, 2011 offering, the exercise price of these warrants will be reduced to $1.00 per share.

On April 15, 2011, we priced an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of $12 million. The financing provided approximately $11 million to the Company after deducting the underwriting fee and offering expenses. The common stock and warrants will be sold in units, with each unit consisting of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $1.00. The warrants are exercisable beginning one year and one day from the date of issuance, but only if our stockholders approve an increase in the number of our authorized shares of common stock, and expire on the sixth anniversary of the date of issuance.

Our Competitive Strengths

We believe we are well positioned to compete successfully in the cancer immunotherapy and RNAi-based therapeutics markets due to the following competitive strengths:

•	The Apthera acquisition provides RXi with a late stage product candidate, NeuVax, a peptide-based immunotherapy for low-to-intermediate HER2+ breast cancer, not eligible for Herceptin, which is expected to enter Phase III clinical trials in the first half of 2012;

•	Novel, proprietary technology platform with the potential to generate multiple RNAi therapeutic product opportunities, comprised of:

•	Our rxRNA compound platform that includes multiple distinct approaches all of which offer novelty and potential high potency, and

•	Multiple delivery technologies, including self-delivering RNAi approaches, which do not require a delivery vehicle and can be administered for various local and systemic applications;

•	Accomplished scientific and business team with significant experience in building and managing emerging life sciences companies;

•	Scientific advisors who are recognized leaders in research, including Dr. Craig Mello, recipient of the 2006 Nobel Prize in Medicine for co-discovering RNAi; Dr. George Peoples, Chief of Surgical Oncology at Brooke Army Medical Center in Houston, Texas and the Director and Principal Investigator of the Cancer Vaccine Development Program at Uniformed Services University of the Health Sciences in Bethesda, Maryland; and Dr. Victor Ambros, who was awarded the 2008 Albert Lasker Award for Basic Medical Research for his work leading to the groundbreaking discovery of the first microRNA (miRNA);

•	Strong intellectual property position for our RNAi program covering:

•	novel approaches to RNAi chemistry and configuration,

•	proprietary, formulation and delivery of active RNAi compounds, and

•	key therapeutic target genes; and

•	A focus on unmet medical needs and significant market opportunity.

Summary of NeuVax

General

NeuVax is a cytotoxic T-cell activating, epitope-specific immunotherapy comprised of a peptide called E75 and an immune adjuvant called GM-CSF (sargramostim). E75 is derived from HER2/neu, a 185-Kd transmembrane glycoprotein that is part of the epidermal growth factor (EGF) family of tyrosine kinases. GM-CSF is recombinant human granulocyte-macrophage colony stimulating factor, a stimulator and activator of macrophages and dendritic cells. HER2/neu is expressed at very low levels in a number of normal epithelial tissues but is amplified and overexpressed in many epithelial tumors. HER2/neu is key to growth of cancer and has proven to be a profitable target for such drugs as Herceptin and Tykerb.

Apthera’s studies have shown that NeuVax boosts a pre-existing immune response found in most cancer patients. Its active component, the 9-amino acid peptide, E75 (derived from amino acids 369-377 in the extracellular domain of the HER2/neu protein), is the synthetic version of an epitope recognized by cytotoxic T-lymphocytes (CTLs) and was originally found in tumor-infiltrating lymphocytes of breast and ovarian cancer patients. In contrast to previous clinical studies with peptides, E75 induces a 1,000-fold increased T-cell response; typically 1-2% of circulating T-cells become reactive to the E75 peptide. Such E75-reactive T-cells are therapeutically active as measured by a reduction in disease recurrence in early-stage breast cancer patients. Figure 1 below shows the 24-month follow-up data for all patients treated during the Phase II clinical trial, including both node positive and node negative patients, HER2 1+, 2+, and 3+ patients, as well as optimally dosed and sub-optimally dosed. The Kaplan-Meier Disease Free Survival rate improved for the patients receiving NeuVax (N=106) compared to the control group (N=76). An even greater improvement can be seen when we focus on Phase II patients who meet the proposed Phase III clinical protocols (i.e., node-positive, low and intermediate HER2+ expressor, optimally-dosed patients) (N=18) compared to the control (N=27). Figure 2 below shows the 24-month follow-up data for such patients, and the results are statistically significant.

Figure 1 — Kaplan-Meier Disease-Free Survival for All Patients

Figure 2 — Kaplan-Meier Disease-Free Survival for Node-Positive Low-Expressor Optimally-Dosed Patients

NeuVax is an epitope-specific immunotherapy. This class of therapies has the highest specificity for tumor cells compared to antigen-specific and polyvalent/whole-cell cancer vaccines and do not contain “self” epitopes or tolerogenic antigens, which are often found in antigen-specific and polyvalent/whole-cell vaccines. NeuVax differs from “cancer vaccines” which utilize partial or entire tumor antigens or polyvalent/whole-cell vaccines (e.g., autologous or patient-specific vaccines) that require presentation on cytokine-activated, dendritic cells, derived from the patient, cultured for a period of time and then re-administered to the patient. Vaccination with self epitopes can theoretically result in the immune system breaking tolerance to “self” and lead to autoimmune reactions against normal tissues while tolerogenic antigens can dampen the immune response to the tumor. In the case of NeuVax, we believe that the presence of a single, immunodominant T-cell epitope will confer both high tumor-specificity, lack of self epitopes and high immunogenicity.

Another potential significant advantage of NeuVax is that the process to manufacture it is relatively simple and can be accomplished using standard peptide synthesis techniques and automated methods. This results in cost of goods that are potentially significantly lower than both antigen-specific and polyvalent/whole-cell vaccines, which have increasingly complex manufacturing schemes.

Apthera and its academic collaborators have developed this therapy using a paradigm that focuses on treating early-stage cancer patients with no/low tumor burden and relatively healthy immune systems compared to patients with advanced/metastatic disease. Also, we intend to use a clinical trial endpoint focused on disease recurrence and disease-free survival in its Phase III trial for breast cancer as the basis for conditional approval of NeuVax rather than an overall survival endpoint. In contrast, cancer vaccines to date have been evaluated in patients with advanced/metastatic disease, resulting in equivocal survival data in clinical trials and several clinical development failures.

Potential Advantages of NeuVax Versus Cancer Vaccines

Parameter	Neuvax	Antigen-Specific Vaccines	Polyvalent/Whole-Cell Vaccines

Tumor Specificity	Highest	Less specific than peptide vaccines	Lowest
Presence of Self and/or Tolerogenic Antigens	None — E75 peptide contains a single, immunodominant epitope	Potential for multiple self epitopes that may be immunodominant over E75	Mostly self antigens that may be immunodominant over E75
Cost/Ease of Manufacturing	Relatively easy and inexpensive automated peptide synthesis	More complex; requires recombinant or DNA plasmid; often requires autologous dendritic cells for presentation	Very complex, multi-step and expensive process for culturing cells; fraught with batch-to-batch inconsistency
Clinical Development Path	Early-stage patients with low tumor burden and robust immune systems	Advanced/metastatic patients with high tumor burden and poorly functioning immune systems	Advanced/metastatic patients with high tumor burden and poorly functioning immune systems
Trial Endpoints	Disease recurrence	Survival and disease recurrence	Survival and disease recurrence

NeuVax has been evaluated in Phase I/II clinical trials in early-stage breast cancer patients and a Phase I/II trial in prostate cancer patients at high risk for disease recurrence. Based on these Phase I/II results and feedback from Apthera’s End-of-Phase-II meeting with the FDA, we are preparing to launch a multi-center Phase III trial in breast cancer under an SPA in early 2012 pending a release from a partial clinical hold imposed on us by the FDA until we provide the FDA with Chemical Manufacturing and Controls (“CMC”) information that is required to commence such clinical trials. If we obtain strong interim analysis, we expect to commence a second Phase III trial immediately following completion of patient enrollment into the first Phase III trial and would then expect to conclude both trials in 2018.

In addition to breast cancer, we intend to further develop NeuVax for the treatment of prostate cancer patients at high risk for disease recurrence, as well as for other solid tumor types that express HER2.

Market Opportunity for NeuVax

We intend to develop NeuVax for the treatment of node-positive (NP) breast cancer and secondarily for high-risk prostate cancer patients that possess the HLA-2 or HLA-3 haplotype and have HER2-expressing tumors. As summarized in the table below, of the approximate 182,500 individuals diagnosed with breast and prostate cancer annually in the United States, we expect that approximately 18,400, or around 10%, will be eligible for NeuVax treatment translating into a potential market opportunity of $1.06 billion in the U.S. alone.

U.S. Market Opportunities for NeuVax

			Est. Annual U.S.
	Newly Diagnosed	Number of NeuVax	Market
Indication	Cases/Year	Eligible Patients	Opportunity
			($ millions)1

Breast cancer	182,500	18,400	$1,060

(1)	U.S. insurance reimbursement assumed at $35,000 for initial course of therapy.

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

Figure 1 — Mechanism of RNA interference within a cell

Since gene expression controls most cellular processes, the ability to inhibit gene expression provides a potentially powerful tool to treat human diseases. Furthermore, since the human genome has already been decoded, and based on numerous gene-silencing reports, we believe that RNAi compounds can readily be designed to interfere with the expression of any specific gene. Based on our internal research and our review of certain scientific literature we also believe that our RNAi platform may allow us to develop create therapeutics with significant potential advantages over traditional drug development methods, including:

•	High specificity for targeted genes;

•	High potency (low doses);

•	Ability to interfere with the expression of potentially any gene;

•	Accelerated generation of lead compounds; and

•	Low toxicity, natural mechanism of action.

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

Depending on the delivery method selected, stabilizing RNAi compounds by chemical modification may be critical for RNAi activity in animal models and in humans. The stabilization may be necessary to protect the RNAi compounds from being degraded by enzymes that exist in bodily fluids. Many of our employees and SAB Members are accomplished in the field of chemically modified RNAi design. For example, Dr. Craig

Mello, an expert in the field, is an inventor of the Fire-Mello seminal family of patents (“Fire-Mello”), which we have a license to, and Dr. Anastasia Khvorova, our Chief Scientific Officer, was a co-inventor of OnTarget Plustm, siStable® and Accelltm brands of chemically modified RNAi compounds. We will continue to employ their collective expertise to design chemically modified RNAi compounds. We have in-licensed technology on chemically stabilized RNAi compounds that will serve as a foundation for our chemical modification strategy.

Our internal research leads us to believe that next generation rxRNA compounds offer significant advantages over classic siRNA used by other companies developing RNAi therapeutics, highlighted by the following characteristics:

•	Up to 100 times more active than classic siRNA;

•	More resistant to nuclease degradation;

•	Readily manufactured;

•	Potentially more specific for the target gene;

•	More reliable at blocking immune side effects than classic siRNA; and

•	In the case of sd-rxRNA, the unique ability to be “self delivering,” without the need for any additional delivery vehicle.

Based on our own research we have developed a variety of novel siRNA configurations with potential advantages for therapeutic use. The first of these has been termed rxRNAori. This configuration has some similarities to classic siRNA in that it is composed of two, short RNA strands. We have found that by using a somewhat longer length (25 bp), removing the overhangs and using proprietary chemical modification patterns we achieve a higher hit rate of very potent (picomolar potency) compounds in a given target sequence. These rxRNAori compounds are modified to increase resistance to nucleases and to prevent off-target effects including induction of an immune response. These novel RNAi compounds are distinct from the siRNA compounds used by many other companies developing RNAi therapeutics in that they are designed specifically for therapeutic use and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs.

The second novel configuration has been termed rxRNAsolo to indicate the fact that it is composed of a single RNA oligonucleotide strand. This configuration also makes use of carefully placed and selected chemical modifications to introduce properties for therapeutic use as described above. Conventional shRNA (short hairpin RNA) and siRNA compounds with duplex regions of 19-27 nucleotides are efficient substrates for RNAi machinery in mammalian cells. Efficacy of single-stranded oligonucleotides is substantially lower (by 3-4 orders of magnitude). We have developed a single-oligo (27 nt long ) construct with silencing potency equal to conventional RNAi triggers. These molecules are designed to have at least 16 bases complementary to the target mRNA and are then extended at the 3’ end to allow efficient self annealing (dimerization). This new class of RNAi compounds has the potential to further reduce off-target effects and manufacturing costs and may thus offer additional advantages for use in research and therapeutic applications.

A third novel configuration has been called “sd-rxRNA” to indicate its novel “self-delivering” properties which do not require additional delivery vehicles for efficient cellular uptake and RISC-mediated silencing. A combination of at least three characteristics is required for activity: (a) specific, proprietary chemical modifications, (b) a precise number of chemical modifications and (c) reduction in oligonucleotide content. Kineteic analyses of fluorescently-labeled compounds demonstrate that efficient cellular internalization is observed within minutes of exposure. These molecules are taken up efficiently and cause target gene silencing in diverse cell types (cell lines and primary cells. This novel class of RNAi compounds may afford a broad opportunity for therapeutic development.

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

The route by which an RNAi therapeutic is brought into contact with the body depends on the intended organ or tissue to be treated. Delivery routes can be simplified into two major categories: local (when a drug is delivered directly to the tissue of interest) or systemic (when a drug accesses the tissue of interest through the circulatory system). Local delivery may avoid some hurdles associated with systemic approaches such as circulation clearance and tissue extravasation (crossing the endothelial barrier from the blood stream). However, this approach can only be applied to a limited number of organs or tissues (e.g., skin, eye, lung, and potentially, the central nervous system).

RNAi delivery vehicles, a large and diverse group of particles (e.g., polymer-based particles, lipoplexes, other), can contribute in additional ways to successful delivery. Formulation can help prevent nuclease degradation, improve nucleotide retention in circulation and alter tissue and cell. In some cases, a formulation can result in more efficient cellular uptake and intracellular release.

RNA chemical modifications as described above of the sd-rxRNA compounds can include base, backbone and sugar modifications, as well as covalently bound moieties such as cholesterol, antibody fragments or peptides. Some of these modifications can be utilized to enhance stability, reduce immunogenicity, improve circulation properties (presumably through binding to blood transporter proteins), increase tissue access and improve uptake to cells and the RNAi machinery. A combination of chemical modifications, delivery vehicles or both might be dictated by the target organs/tissues and specific requirements for the therapeutic application, including the intended administration route.

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

Local Delivery

sd-rxRNA molecules have unique properties which improve tissue and cell uptake. Delivery of sd-rxRNA by a local route of administration may avoid hurdles associated with systemic approaches such as rapid clearance from the bloodstream and inefficient extravasation (e.g., crossing the endothelial barrier from the blood stream). We have studied sd-rxRNA molecules in a rat model of dermal delivery. Direct application of sd-rxRNA with no additional delivery vehicle to the skin (incision introduced) demonstrates that target gene silencing can be measured after topical delivery. Figure 6 illustrates that direct injection of sd-rxRNA into the dermis layers of the skin with no additional delivery vehicle resulted in efficient uptake and significant target gene silencing. The dose levels required for these direct injection methods are small and suitable for clinical development suggesting that local delivery indications will be very accessible with the sd-rxRNA technology platform. Target tissues that are potentially accessible for local delivery using sd-rxRNA compounds include lung, eye, skin, CNS, mucosal tissues, sites of inflammation, and tumors (direct administration).

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

Figure 6: Data demonstrating in vivo gene silencing with sd-rxRNA in local and systemic settings

Oral Delivery

Most RNAi therapeutic products being developed today require recurring intravenous injections or other forms of administration which are not patient friendly. To address the desire for RNAi therapeutics with improved modes of administration, we are testing a novel formulation technology, Glucan Encapsulated RNAi Particles (GeRPs) that may allow our rxRNA compounds to be incorporated into orally administered pills. Early data to date suggest that the GeRP delivery system appears to be more potent than previous methods used for systemic delivery of RNAi therapeutics by intravenous injection. Additional studies will need to be conducted to clearly establish the flexibility of the GeRP system and to determine whether they can either be used to administer a single RNAi compound, multiple RNAi compounds, or could potentially allow co-delivery of RNAi, DNA, protein and small molecule combinations.

Alliance Partners in Therapeutic Areas

We are actively seeking to leverage our technology platforms by seeking to work with pharmaceutical and biotechnology partners in the partners’ fields of interest. Our team has experience targeting genes in virtually every major therapeutic area, and based on this experience, we believe we can discover many more drug candidates by working with partners than we can develop with our own resources. We are seeking to work with partners in the discovery and development of drugs in a number of therapeutic areas.

Intellectual Property

We actively seek protection for our proprietary information by means of United States and foreign patents, trademarks, and copyrights. In addition, we rely upon trade secret protection and contractual arrangements to protect certain of our proprietary information and products. We have pending patent applications that relate to potential drug targets, compounds we are developing to modulate those targets (described throughout herein as rxRNA), methods of making or using those compounds and proprietary elements of our drug discovery platform.

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

We have also obtained rights to various patents and patent applications under licenses with third parties, which require us to the pay royalties and milestone payments. The degree of patent protection for biotechnology products and processes, including ours, remains uncertain, both in the United States and in other important markets, because the scope of protection depends on decisions of patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents or others, if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will stand if they are challenged in court. We assess our license agreements on an ongoing basis, and may from time to time terminate licenses to technology that we do not intend to employ in our immunotherapy or RNAi technology platforms, or in our product discovery or development activities.

Patents and Patent Applications

We have 12 pending patent applications encompassing what we believe to be important new compounds and their use as therapeutics in RNAi, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery), and compounds directed to specific targets (that address specific disease states). Any patents that may issue from these pending patent applications will be set to expire between 2028 and 2031, not including any patent term extensions that may be afforded under the Federal Food, Drug and Cosmetic Act (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

License Agreements

Immunotherapy-related Licenses

As a result of our acquisition of Apthera, we acquired exclusive and non-exclusive rights to develop NeuVax for the treatment of cancer by licensing key patent rights from third parties. These rights include composition of matter on E75, the active peptide component of NeuVax, and methods of use thereof.

The Board of Regents, University of Texas and Henry Jackson Foundation

We obtained, through the completion of the merger with Apthera, an exclusive license from the University of Texas through Apthera’s Patent and Technology License Agreement with The Board of Regents of the University of Texas System (the “Texas License”). The Texas License provides an exclusive right to use the E75 peptide in humans for therapeutic purposes, under Issued U.S. Patent No. 6,514,942, titled “Methods and Compositions for Stimulating T-lymphocytes”. This patent expires in 2015, without taking into account any patent extensions that may be available, and we do not expect to commence commercialization of NeuVax prior to 2018, if at all.

We have also secured a royalty fee, non-exclusive irrevocable license to practice the inventions described in PCT Published Patent Application WO/2008/15057, titled “Vaccine for the Prevention of Breast Cancer Relapse” from the Henry Jackson Foundation. WO/2008/15057 provides protection on improved methods for treating breast cancer using the E75 peptide as identified in clinical trials. We are currently negotiating the terms of an exclusive license to these patents, although we may not successfully conclude such negotiations.

The issued United States patent and any patents that may issue from the licensed or pending patent applications will be set to expire between 2015 for our composition of matter patent and we have no equivalent protection outside of the United States and 2028 for other patent applications covering methods of treating cancer patients, not including any patent term extensions that may be afforded under the Federal Food, Drug and Cosmetic Act (and the equivalent provisions in foreign jurisdictions). We are currently negotiating for exclusive rights to a patent application to which we already have non-exclusive rights that cover certain aspects of the method of treatment using NeuVax that could provide additional patent protection in major countries around the world through 2027.

In connection with the Texas License, we are obligated to pay specified milestones and royalties on sales of products covered by the licensed patents, including royalties possibly extending beyond the expiration date of a patent.

We are preparing to apply for Orphan Drug status for NeuVax, which, if granted, could provide seven years or ten years of data exclusivity, or the inability of another company to use our clinical data to support their application for regulatory approval in the United States or European Union, respectively. We also anticipate that NeuVax will qualify for 12 years of data exclusivity under the Patient Protection and Affordable Care Act.

RNAi-related Licenses

We have also secured exclusive and non-exclusive rights to develop RNAi therapeutics by licensing key RNAi technologies and patent rights from third parties. These rights relate to chemistry and configuration of RNAi compounds, delivery technologies of RNAi compounds to cells, and therapeutic targets. As we continue to develop our own proprietary compounds, we continue to evaluate both our in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance our intellectual property portfolio and unique position in the RNAi space.

University of Massachusetts Medical School

In January 2007, we obtained four exclusive licenses, one co-exclusive license and one non-exclusive license from CytRx, our former parent company, who had obtained these licenses from the University of Massachusetts Medical School (“UMMS”). These licenses cover potential therapeutic applications for proprietary RNAi technology in the treatment of specified diseases and include a license to US Pat. 5,989,893, which expires in 2018. Additionally, CytRx assigned to us its rights under the Collaboration and Invention Disclosure Agreement (“Collaboration Agreement”) entered into between CytRx and UMMS. To obtain these licenses and the rights under the Collaboration Agreement, we agreed to assume and be responsible for all of the liabilities and obligations, including license maintenance fees, milestone payments and performance obligations, under the assigned licenses and Collaboration Agreement. We have since terminated the Collaboration Agreement.

Also in January 2007, we entered into certain licenses with UMMS pursuant to which UMMS granted to us rights under certain UMMS patent applications to make, use and sell products related to applications of RNAi technologies in particular fields, including HCMV and retinitis, ALS, diabetes and obesity. Under these licenses, UMMS granted to us exclusive, worldwide licenses, with the right to sub-license, to three different patent families and a non-exclusive, worldwide license to a fourth patent family. To obtain these licenses, we paid UMMS an up-front fee, reimbursed UMMS for previously incurred patent expenses, agreed to expend a specified amount on the development of royalty-bearing products, and agreed to meet a defined timeline relating to the clinical development of royalty-bearing products. In addition, we must pay UMMS annual maintenance fees and milestone payments. We will be required to pay to UMMS a percentage of income received from any sublicensees under these licenses and to pay expenses incurred by UMMS in prosecuting and maintaining the licensed patents.

In October 2008, we entered into a license agreement for co-exclusive worldwide rights to technology for the oral delivery of RNAi therapeutics from UMMS. This license agreement was amended in July 2009, allowing us to extend the periods for which certain milestone payments are due to UMMS. These rights will expire upon the expiration of all patents licensed under the agreement, are terminable by either party upon an uncured breach by the other party, and may be terminated by us for any reason following a specified notice period. We are generally required to indemnify UMMS for losses incurred by UMMS based on the exercise of the licensed patents by us.

In connection with all of our licenses with UMMS, including those assigned to us by CytRx, we are obligated to pay specified royalties on net sales of products covered by the licensed patents, subject to minimum annual royalties.

Other License Agreements

Fire-Mello.  We have a non-exclusive license to the Fire-Mello (US 6,506,559, set to expire in 2018) and related applications covering the use of double stranded RNA to induce gene silencing that describes RNAi products, compositions and therapeutic RNAi methods.

TriLink Biotechnologies.  In August 2007, we entered into a license agreement with TriLink Biotechnologies, Inc. for three RNAi chemistry technologies for all therapeutic RNAi applications, for which we paid an up-front fee and agreed to pay yearly maintenance fees, as well as future clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies.

Dharmacon.  In October 2007, we entered into a license agreement with Dharmacon, Inc. (now part of Thermo Fisher Scientific Inc.), pursuant to which we obtained an exclusive license to certain RNAi sequences to a number of target genes for the development of our rxRNA compounds. Further, we have obtained the right to license additional RNAi sequences, under the same terms, disclosed by Thermo Fisher Scientific Inc. in its pending patent applications against target genes and have received an option for exclusivity for other siRNA configurations. As consideration for this license, we paid an up-front fee and agreed to pay future clinical milestone payments and royalty payments based on sales of siRNA compositions developed in connection with the licensed technology.

Life Technologies.  In November 2007, we entered into a license agreement with Life Technologies, Inc., pursuant to which we were granted rights under four patents relating to RNA target sequences, RNA chemical modifications, RNA configurations and/or RNA delivery to cells. As consideration for this license, we paid an up-front fee of $250,000 and agreed to pay yearly maintenance fees of the same amount beginning in 2008. Further, we are obligated to pay a fee for each additional gene target added to the license as well as a fee on the first and second anniversaries of the date we were granted consent to add the gene target to the list of those covered by the license. We have also been granted, for each gene target, an option to secure pre-clinical rights and/or the clinical rights, for which we would be required to pay additional fees. Further, we are required to make future clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies.

Advirna.  In September 2009, we obtained an assignment and direct ownership of technology for which we had previously exercised our option to exclusively license from Advirna, LLC. The acquired technology complements our internally developed sd-rxRNA technology platform and further strengthens our IP position in this promising field for the delivery of RNAi therapeutics.

Competition

We have a number of competitors in the oncology immunotherapy and RNAi therapeutics fields. These competitors include large and small pharmaceutical, chemical and biotechnology companies, as well as universities, government agencies, and other private and public research organizations.

A number of multinational pharmaceutical companies, as well as large biotechnology companies, including Roche Laboratories, Inc., Pfizer Inc., Bayer HealthCare AG, Sanofi-Aventis, US, LLC, Amgen, Inc. GlaxoSmithKline plc, and Genentech are pursuing the development or are currently marketing pharmaceuticals that target oncology pathways on which we are focusing. It is probable that the number of companies seeking to develop products and therapies for the treatment of unmet needs in oncology will increase.

There are also a number of medical institutions and pharmaceutical companies are seeking to develop therapeutic products using RNAi technologies. Companies working in this area include: Alnylam Pharmaceuticals, Inc., Tacere Therapeutics, Inc., Benitec Limited, OPKO Health, Inc., Silence Therapeutics plc, Quark Pharmaceuticals, Inc., Rosetta Genomics Ltd., Lorus Therapeutics, Inc., Tekmira Pharmaceuticals Corporation, Calando Pharmaceuticals, Inc., Regulus Therapeutics Inc. and Santaris Pharmaceuticals, as well as a number of large pharmaceutical companies. A number of the large pharmaceutical companies also either have in-house RNAi development programs or are collaborating with smaller biopharmaceutical companies. This competition will manifest itself in the discovery and development of RNAi technology, in recruiting and retaining key scientific and management personnel, in securing strategic alliances, and in obtaining rights to key intellectual property.

Our RNAi-focused competitors as well as major pharmaceutical companies may be targeting the same diseases we intend to target. Competitors both in and outside of the oncology immunotherapeutic and RNAi fields have financial resources, research and development staffs, and facilities that are, in most cases, substantially greater than ours or potentially those of our strategic partners or licensees and are engaged in the research and development of pharmaceutical products that could compete with our potential products. The industry is characterized by rapid technological advances and competitors may develop products more rapidly and such products may be more effective than those currently under development or that may be developed in the future by our strategic partners or licensees.

Government Regulation

The United States and other developed countries extensively regulate the pre-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The FDA regulates pharmaceutical and biologic products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

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

The first stage of the FDA approval process for a new biologic or drug involves completion of pre-clinical studies and the submission of the results of these studies to the FDA. These data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an IND, must become effective before human clinical trials may commence. Pre-clinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

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

We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s current good manufacturing practice (“cGMP”), which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act and other applicable environmental statutes. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Human Resources

As of March 31, 2011, we had 32 full-time employees. 22 of our employees are engaged in research and development and 10 of our employees are engaged in management, administration and finance. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

Insurance

We currently purchase insurance policies for property and liability risks arising out of current operations.

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

Risks Relating to RXi’s Business and Industry

The anticipated benefits of our Apthera acquisition may not be realized.

Our future success will depend on, among other things, the ability to combine the businesses of RXi and Apthera in a manner that does not materially disrupt existing relationships or otherwise result in decreased productivity and that allows us to capitalize on the drug development activities and capabilities of the combined company. If these objectives are not achieved, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Prior to the Merger, Apthera and RXi operated independently. It is possible that the integration process could result in the disruption of RXi’s or Apthera’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect the ability of the combined company to continue clinical development of its product candidates, maintain relationships with third parties and employees or to achieve the anticipated benefits of the Merger. Specifically, issues that must be addressed in integrating the operations of RXi and Apthera in order to realize the anticipated benefits of the Merger include, among other things, prioritizing clinical development of product candidates, identifying and eliminating redundant operations and assets across a geographically dispersed organization and integrating the research and development operations and systems of RXi and Apthera. Integration efforts between the two companies will also divert management’s attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and results of operations, which may affect the value of the shares of the combined company’s common stock.

In addition, the actual integration may result in unanticipated adverse effects and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than expected and may take longer to achieve than anticipated. If these challenges are not adequately addressed, RXi and Apthera may be unable to successfully integrate their operations, or to realize the anticipated benefits of the integration of the two companies.

We are largely dependent on the success of our two leading drug candidates neither of which may receive regulatory approval or be successfully commercialized.

We have identified and are developing two lead product candidates which use different technologies and treat different medical conditions. Our business prospects depend heavily on successfully developing and commercializing these products. While we expect Phase III clinical trials of NeuVax to begin in 2012, the FDA requires certain CMC information to be submitted prior to the FDA granting its approval to proceed with a Phase III trial which we have not yet produced. RXI-109 is our first RNAi-based product candidate, which targets CTGF (connective tissue growth factor), which may be applied to a variety of medical conditions. We are planning to file an investigational new drug (IND) application with the FDA in 2011 and begin Phase I clinical trials in 2012 for RXI-109. The FDA may deny our application or require additional information before approving our application, and such information may be costly to provide. We can provide no assurance that we will be able to successfully develop NeuVax, RXI-109 or any other product candidate.

We currently generate no revenue from sales, and we may never be able to develop marketable products. All of our products in development must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although NeuVax has demonstrated safety during Phase I and Phase II clinical trials, further testing may undermine those determinations or unexpected side effects may arise. We have not yet shown safety or efficacy in humans for any RNAi-based product candidates, including RXI-109. A failure of any pre-clinical study or clinical trial can occur at any stage of testing. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.

We, the FDA or other applicable regulatory authorities, or an institutional review board (“IRB”), which is an independent committee under the oversight of the United States Department of Health and Human Services (“HHS”) that has been formally registered with HHS and functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

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

In addition, cancer vaccines are a relatively new form of therapeutic and a very limited number of such products have received regulatory approval. Therefore, the FDA or other regulatory authority may apply standards for approval of a new cancer vaccine that is different from past experience.

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	delays in filing the initial drug application for RXI-109 or other product candidates,

•	delays in providing the FDA with the CMC information required before the FDA approves the commencement of Phase III clinical tests for NeuVax as described under “The FDA has placed the IND for NeuVax on a partial clinical hold which precludes us from entering into a Phase III clinical trial of NeuVax” below,

•	difficulty in securing centers to conduct trials,

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials,

•	problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies,

•	difficulty in enrolling patients in conformity with required protocols or projected timelines,

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner,

•	our drug candidates having very different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways,

•	the need to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks,

•	insufficient or inadequate supply or quality of our drug candidates or other necessary materials necessary to conduct our clinical trials,

•	effects of our drug candidates not being the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics,

•	the cost of our clinical trials may be greater than we anticipate,

•	negative or inconclusive results from our clinical trials or the clinical trials of others for drug candidates similar to our own or inability to generate statistically significant data confirming the efficacy of the product being tested,

•	changes in the FDA’s requirements for our testing during the course of that testing,

•	modification of the drug during testing,

•	reallocation of our limited financial and other resources to other clinical programs, and

•	adverse results obtained by other companies developing similar drugs.

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

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside of the United States.

The FDA has placed the IND for NeuVax on a partial clinical hold which precludes us from entering into a Phase III clinical trial of NeuVax.

On May 8, 2009, we submitted an SPA for a Phase III clinical trial for NeuVax. The FDA requires certain CMC information to be submitted prior to the FDA granting its approval to proceed with a Phase III trial. We did not include such CMC information in our SPA application. Although we received notification from the FDA of its acceptance of our SPA in June 2009, in July 2009, the FDA informed us that our IND application had been placed on “partial clinical hold” pending our submission and the FDA’s acceptance of the required CMC information. As a result, while we are allowed to continue semi-annual treatments of patients enrolled active Phase I/II trials, we are prohibited from initiating a Phase III clinical study until we have completed certain product manufacturing activities, submitted the required CMC information to the FDA and the FDA has approved such information and removed the partial clinical hold from the IND. Such actions will require us to expend additional funds to meet the FDA’s Phase III requirements, currently estimated by us to be approximately $2.5 million.

The approach we are taking to discover and develop novel therapeutics using RNAi is unproven and may never lead to marketable products.

RNA interference is a relatively new scientific discovery. The RNAi technologies that we have licensed or have created internally and that we intend to develop have not yet been clinically tested by us, nor are we aware of any clinical trials for efficacy having been completed by third parties involving these technologies. To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing RNAi and a number of clinical trials of third parties’ RNAi technology have been unsuccessful. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. To successfully develop RNAi-based products we must solve a number of issues, such as providing suitable methods of stabilizing the RNAi material and delivering it into target cells in the human body. We may spend large amounts of money trying to solve these issues and never succeed in doing so. In addition, any compounds that we develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.

The FDA could impose a unique regulatory regime for RNAi therapeutics.

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

We do not have the facilities or expertise to manufacture supplies of any of our potential product candidates for clinical trials. Accordingly, we will be dependent upon contract manufacturers for these supplies. We currently manufacture limited quantities of our RXi-based product candidates for our research activities at our facility. There can be no assurance that we will be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our product candidates or, if we obtain regulatory approval for our product candidates, to commercialize them.

Our current plans call for the manufacture of our compounds and, as necessary, any delivery vehicles that may be used to deliver our compounds by contract manufacturers offering research grade, Good Laboratory grade and Good Manufacturing Practices grade materials for preclinical studies (e.g. toxicology studies) and for clinical use. We anticipate the chemistry, manufacturing and controls for each active pharmaceutical ingredient will be addressed by our clinical development team in close collaboration with a contract manufacturer with extensive experience in drug synthesis. Certain of our product candidates are complex molecules requiring many synthesis steps, which may lead to challenges with purification and scale-up. These challenges could result in increased costs and delays in manufacturing.

Production and utilization of products using our technologies may require the development of new manufacturing technologies and expertise. We or our collaborators may be unable to successfully meet any of these technological challenges, or others that may arise in the course of development.

We may not be able to establish or maintain the third party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the pre-clinical and clinical data that we have generated, and the perceived risks specific to developing our product candidates. In addition, we recently reduced the scale of our RNAi operations, which could affect our ability to maintain or enter into new alliances. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. Under certain license agreements that we have already entered into, we have minimum dollar amounts per year that we are obligated to spend on the development of the technology we have licensed from our contract partners and other obligations to maintain certain licenses. If we fail to meet this requirement under any of our licenses that contain such requirements or any other obligations under these licenses, we may be in breach of our obligations under such agreement, which may result in the loss of the technology licensed. We cannot necessarily control the amount or timing of resources that our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.

In addition, we and other drug development companies receive notices from third parties from time to time that our or such other companies’ technology or product candidates infringe or may infringe the intellectual property rights of those third parties. The assertion by third parties that our activities or product candidates infringe upon their intellectual property rights may adversely affect our ability to secure strategic partners or licensees for our technology or product candidates or our ability to secure or maintain manufacturers for our compounds.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to market drugs and our business would be materially adversely affected.

Following regulatory approval of any drugs we may develop, we will remain subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug products will also be subject to periodic review and inspection by the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We would continue to be subject to the FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those which the FDA had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Even if we receive regulatory approval to market our product candidates, our product candidates may not be accepted commercially, which may prevent us from becoming profitable.

The RNAi product candidates that we are developing are based on new technologies and therapeutic approaches. RNAi products may be more expensive to manufacture than traditional small molecule drugs, which may make them more costly than competing small molecule drugs. Additionally, for various applications, RNAi products are likely to require injection or implantation, and do not readily cross the so-called blood brain barrier, which will make them less convenient to administer than drugs administered orally. Key participants in the pharmaceutical marketplace, such as physicians, medical professionals working in large reference laboratories, public health laboratories and hospitals, third- party payors and consumers, may not accept products intended to improve therapeutic results based on RNAi technology. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our product, or to provide favorable reimbursement. And if medical professionals working with large reference laboratories, public health laboratories and hospitals choose not to adopt and use our RNAi technology, our products may not achieve broader market acceptance.

NeuVax and our other cancer-targeted product candidates will face many of the same commercial challenges facing our RNAi product candidates.

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

The biotechnology industry, including the cancer therapy vaccines market and RNAi research sector, is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the United States and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, introduce products to market earlier than such products or on a more cost effective basis. We may be unable to effectively develop our technology or any other applications on a cost effective basis or otherwise. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. Our collaborators or we will face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. An inability to successfully complete our product development could lead to us having limited prospects for establishing market share or generating revenues from our technology.

For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease free survival. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (Herceptin®) may be given to patients with tumors with high expression of HER2 (IHC 3+).

There are a number of cancer vaccines in development for breast cancer, including but not limited to Lapuleucel-T (Dendreon), AE-37 (Antigen Express) and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, there is no guarantee that any of the these compounds will not in the future be indicated for treatment of low to intermediate HER 2 breast cancer patients and become directly competitive with NeuVax.

Similarly, a number of companies are using RNAi technologies, including for at least some of the disease indications we have been focusing our efforts on to date. Companies working in the RNAi area include: Alnylam Pharmaceuticals, Inc., Marina Biotech, Inc., Tacere Therapeutics, Inc., Benitec Limited, OPKO Health, Inc., Silence Therapeutics plc, Quark Pharmaceuticals, Inc., Rosetta Genomics Ltd., Lorus Therapeutics, Inc., Tekmira Pharmaceuticals Corporation, Calando Pharmaceuticals, Inc., Regulus Therapeutics Inc., and Santaris Pharmaceuticals, as well as a number of the large pharmaceutical companies.

Further, a number of companies are developing therapeutics for the same diseases we are targeting, including anti-scarring for which we are developing our first RNAi product candidate, using technologies other than RNA interference, and, for some of these diseases, there are existing therapeutics currently on the market. Most of these competitors have substantially greater research and development capabilities and financial, scientific, technical, manufacturing, marketing, distribution, and other resources than us, and we may not be able to successfully compete with them. In addition, even if we are successful in developing our product candidates, in order to compete successfully we may need to be first to market or to demonstrate that our RNAi based products are superior to therapies based on different technologies. A number of our competitors have already commenced clinical testing of RNAi product candidates and may be more advanced than are we in the process of developing products. If we are not first to market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be successful.

We are dependent on technologies we license, and if we lose the right to license such technologies or we fail to license new technologies in the future, our ability to develop new products would be harmed.

We currently are dependent on licenses from third parties for technologies relating to our product candidates. Our current licenses impose, and any future licenses we enter into are likely to impose, various development, funding, royalty, diligence, sublicensing, insurance and other obligations on us. If our license with respect to any of these technologies is terminated for any reason, the development of the products contemplated by the licenses would be delayed, or suspended altogether, while we seek to license similar technology or develop new non-infringing technology. The costs of obtaining new licenses are high, and many patents in the RNAi field have already been exclusively licensed to third parties, including our competitors. If any of our existing licenses are terminated, the development of the products contemplated by the licenses could be delayed or terminated and we may not be able to negotiate additional licenses on acceptable terms, if at all, which would have a material adverse effect on our business.

We may be unable to protect our intellectual property rights licensed from others parties, our intellectual property rights may be inadequate to prevent third parties from using our technologies or developing competing products, and we may need to license additional intellectual property from others.

We have a non-exclusive license to the Fire-Mello patent owned by UMMS and the Carnegie Institution of Washington, which claims various aspects of RNAi or genetic inhibition by double stranded RNA. This license continues to be available to third parties, and as such it does not provide us with the ability to exclude others from its use or protect us from competition. Therapeutic applications of gene silencing technologies, delivery methods, and other technologies that we license from third parties are claimed in a number of pending patent applications, but there can be no assurance that these applications will result in any issued patents or that those patents would withstand possible legal challenges or protect our technologies from competition. The United States Patent and Trademark Office and patent granting authorities in other countries have upheld stringent standards for the RNAi patents that have been prosecuted so far. Consequently, pending patents that we have licensed and those that we own may continue to experience long and difficult prosecution challenges and may ultimately issue with much narrower claims than those in the pending applications. Third parties may hold or seek to obtain additional patents that could make it more difficult or impossible for us to develop products based on RNAi technology without obtaining a license to such patents, which licenses may not be available on attractive terms or at all.

In addition, others may challenge the patents or patent applications that we currently license or may license in the future or that we own and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, which would negatively affect our ability to exclude others from using RNAi technologies described in these patents. There can be no assurance that these patent or other pending applications or issued patents we license or that we own will withstand possible legal challenges. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our licensors may not provide us with any competitive advantages, and there can be no assurance that the patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our licenses or patents or patent application that we own.

We have received a letter from a third party claiming that we require access to such third party’s patents and patent applications and demanding that we stop engaging in unspecified alleged infringing activities unless we obtain a license from such third party. We understand that other companies working in the RNAi area have received similar letters from this third party. Although we do not believe, based on the advice of our patent counsel, that our current and planned activities infringe any valid patent rights of such third party, there can be no assurance that we will not need to alter our development candidates or products or obtain a license to such third party rights to avoid any such infringement.

There is no guarantee that future licenses will be available from third parties for either of our product candidates on satisfactory terms, or at all. To the extent that we are required and are able to obtain multiple licenses from third parties to develop or commercialize a product candidate, the aggregate licensing fees and milestones and royalty payments made to these parties may materially reduce our economic returns or even cause us to abandon development or commercialization of a product candidate.

There is also a risk that the products incorporating our peptide-based immunotherapy technology or otherwise marketed by us might infringe the patent, trademark or other intellectual property rights of third parties. We have not received any notice of any claims or threats of litigation based on any third party patent, trademark or other intellectual property rights; however, the lack of such a notice to date does not guarantee that we will not receive such a notice in the future, as frequently patent holders do not asset infringement until an alleged infringer is commercializing a product.

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

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property covering our product candidates and technologies. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents, or patent applications if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will stand if they are challenged in court. The applications based on RNAi technologies claim many different methods, compositions and processes relating to the discovery, development, delivery and commercialization of RNAi therapeutics. Because this field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in the RNAi field and that we may be a party to such proceedings.

There may be patent or other intellectual property rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent or other intellectual property rights of others, the owners of those rights could bring legal actions against us claiming damages and seeking to enjoin manufacture, use, marketing and sales of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any rights that we infringe may not be available on acceptable terms or at all. Others may attempt to invalidate our intellectual property rights or those of our licensors. Even if our rights, or those of our licensors, are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Any attempt by third parties to undermine or invalidate our intellectual property rights could be costly to defend, require significant time and attention of our management and have a material adverse effect on our business.

In addition, we anticipate that the issued United States patent covering the composition of matter of NeuVax that we have exclusively licensed will expire in 2015, and we have no equivalent patent protection outside of the United States. We are currently negotiating for exclusive rights to a patent application to which we already have non-exclusive rights that covers certain aspects of the method of treatment using NeuVax that could provide additional patent protection in major countries around the world through 2027, but there can be no assurance that we will successfully negotiate such a license.

If we are unable to obtain regulatory exclusivity for NeuVax, our business would be adversely affected and such exclusivity may not provide sufficient protection to prevent competitors from entering our markets.

Because our intellectual property rights to the composition of matter of NeuVax expire prior to commercialization, we expect to rely substantially on orphan drug designation, if granted for NeuVax, and data exclusivity provided under the Federal Food, Drug, and Cosmetic Act and similar laws in other countries. We are preparing to apply for Orphan Drug status for NeuVax which, if granted, could provide seven years or ten years of data exclusivity in the US or EU, respectively. However, there is no assurance that our Orphan Drug Application will be approved by either the FDA or EMEA. While we also anticipate that NeuVax will qualify for 12 years of data exclusivity, or the inability of another company to use our clinical data to support their application for regulatory approval, under the Patient Protection and Affordable Care Act; there can be no assurance that the 12 years of exclusivity provided for under the Patient Protection and Affordable Care Act will remain law, or that NeuVax will meet the qualifications of a “biological product” to receive the specified period of exclusivity.

While the orphan drug designation for NeuVax, if granted, will provide seven years of market exclusivity in the United States, we will not be able to exclude other companies from manufacturing and/or selling E75 beyond that timeframe. Even if we have orphan drug designation for a particular drug indication, we cannot guarantee that another company also holding orphan drug designation will not receive FDA approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s seven-year period of exclusivity expired. Even if we are the first to obtain FDA approval for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. In addition, data exclusivity does not prevent another company from completing its own clinical trials with NeuVax and obtaining regulatory approval for the same indication for which NeuVax may be approved. Consequently, we may not be able to prevent competitors from entering the market prior to the end of any applicable data exclusivity period. If we are not able to prevent competitors from entering the market with a similar product to NeuVax, our ability to achieve profits from sales of NeuVax will be dramatically limited.

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

If our new management team is not effective or if we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.

Our business prospects are dependent on our new management team and our SAB members. The continued service of our executive officers and SAB members is critical to our success. The loss of any of our executive officers or SAB members, or our inability to identify, attract, retain and integrate additional qualified key personnel, could make it difficult for us to manage our business successfully and achieve our business objectives. In addition, following the Merger, we have a new CEO, COO, and CFO. These executives will need to work effectively with each other and the other members of our management team to execute the Company’s business strategy. If they fail to do so, our business will be negatively impacted.

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

We believe that our existing cash and cash equivalents should be sufficient to fund our operations through at least the first quarter of 2012. In the future, we will be dependent on obtaining further financing from third parties in order to maintain our operations and to meet our financial obligations. We cannot assure that additional debt or equity or other funding to maintain our operations and to meet our obligations to our licensors will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but are not limited to the following:

•	to gather and submit the CMC information to the FDA before initiating a Phase III clinical trial for NeuVax,

•	to conduct a Phase III clinical trial for NeuVax,

•	to file the IND for RXI-109 and commence a Phase I clinical trial,

•	to conduct research and development to successfully develop our RNAi technologies,

•	to obtain regulatory approval for our product candidates,

•	to file and prosecute patent applications and to defend and assess patents to protect our technologies,

•	to retain qualified employees, particularly in light of intense competition for qualified scientists,

•	to manufacture products ourselves or through third parties,

•	to market our products, either through building our own sales and distribution capabilities or relying on third parties, and

•	to acquire new technologies, licenses, products or companies.

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

Substantial funds were expended to develop our technologies and product candidates, and additional substantial funds will be required for further research and development, including pre-clinical testing and clinical trials of any product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate enough revenue, even if we are able to commercialize any of our product candidates, to become profitable.

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

We are a development-stage company with limited operating history. We will focus on developing and, if we obtain regulatory approval, commercializing our product candidates, and there is no assurance that we will be able to successfully implement our business plan. While our management collectively possesses substantial business and scientific experience, there is no assurance that we will be able to manage our business effectively, or that we will be able to identify, hire and retain any needed additional management or scientific personnel to develop and implement our product development plans, obtain third-party contracts or any needed financing, or achieve the other components of our business plan. The obligations associated with being an independent public company require significant resources and management attention.

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

As part of our business strategy, we may pursue future acquisitions of other complementary businesses and technology licensing arrangements. We also may pursue strategic alliances. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. Our acquisition of Apthera creates significant risks for the Company. See “The anticipated benefits of our Apthera acquisition may not be realized” for risks specific to the Apthera acquisition. We may not be able to integrate Apthera or other acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. We also could experience adverse effects on our reported results of operations from acquisition related charges, amortization of acquired technology and other intangibles and impairment charges relating to write-offs of goodwill and other intangible assets from time to time following the acquisition. Integration of an acquired company requires management resources that otherwise would be available for ongoing development of our existing business. We may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

To finance future acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute your ownership interest in us. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. Any future acquisitions by us also could result in large and immediate write-offs, the incurrence of contingent liabilities or amortization of expenses related to acquired intangible assets, any of which could harm our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On September 25, 2007, we entered into a lease agreement with Newgate Properties, LLC (an affiliate of Worcester Polytechnic Institute), for our facility located at 60 Prescott Street, Worcester, Massachusetts. The facility is approximately 6,800 square feet, of which 5,600 square feet is laboratory space used for research and development and the additional 1,200 square feet is used for general and administrative offices. On January 23, 2009, we extended our lease for an additional two years through July 31, 2011. The monthly rental fee is approximately $19,000. We believe that the space is suitable for our current needs.

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

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “RXII” since March 12, 2008. Prior to that, there was no established public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the Nasdaq Capital Market:

Year Ended December 31, 2009	High	Low

First Quarter	$7.19	$2.71
Second Quarter	$7.57	$4.00
Third Quarter	$4.93	$2.44
Fourth Quarter	$4.84	$1.51

Year Ended December 31, 2010	High	Low

First Quarter	$8.11	$3.72
Second Quarter	$4.71	$2.56
Third Quarter	$2.85	$1.75
Fourth Quarter	$3.85	$2.41

Holders

As of April 13, 2011, there were approximately 628 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Securities authorized for issuance under equity compensation plans

Information relating to our equity compensation plans will be included in our proxy statement in connection with our 2011 Annual Meeting of Stockholders, under the caption “Equity Compensation Plan Information.” The relevant portion of our proxy statement is incorporated herein by reference.

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

Common Stock Warrants

The Company issued 250,000 shares of unregistered common stock warrants as compensation for business advisory services during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the RXi financial statements and the notes to financial statements included elsewhere in this annual report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward-looking statements, see “Risk Factors” under Part I — Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and interpreted in light of such factors.

Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this annual report.

Overview

We are a biotechnology company focussed on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using RNAi-targeted and immunotherapy technologies. We are pursuing (1) cancer therapies utilizing peptide-based immunotherapy products, including our main product candidate NeuVaxtm, for the treatment of various cancers and (2) proprietary therapeutics based on RNA interference, or “RNAi”, a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence”, expression of targeted disease-associated genes.

•	Immunotherapy Products. Our main product candidate is NeuVax, which is a peptide-based immunotherapy to reduce the recurrence of breast cancer in low-to-intermediate HER2-positive breast cancer patients not eligible for Herceptin®. We expect NeuVax to enter Phase III clinical trials in this breast cancer patient population during the first half of 2012 if we are able to satisfy certain United States Food and Drug Administration (“FDA”) information requirements to be released from a clinical hold to commence the trial. In addition, based on our clinical trials, we believe that NeuVax has the potential to treat other cancers, including prostate, bladder and ovarian cancers.

•	RNAi Products. We believe that certain human diseases can potentially be treated by silencing targeted genes that lead to disease. While no therapeutic RNAi products have been approved by the FDA to date, there has been significant interest and growth in the field of RNAi therapeutic development. This growth is driven by the potential ability to use RNAi to rapidly develop lead compounds that specifically and selectively inhibit a target gene, many of which are thought to be undruggable by other modalities. RXI-109, our first RNAi product candidate, is a dermal anti-scarring therapy that targets CTGF (connective tissue growth factor). We are currently working towards filing an investigational new drug application (“IND”) for RXI-109 in the second half of 2011 and commencing a Phase I clinical trial in the first half of 2012. We intend to maintain our core RNAi discovery and development capability to advance current collaborations, as well as enable alliances. We believe that RXI-109 may be able to treat other indications, including pulmonary fibrosis, liver fibrosis, acute spinal injury, ocular scarring and restinosis.

Background on the Company and Recent Change in Strategic Focus

We were formed in 2006 by CytRx Corporation (“CytRx”) (Nasdaq: CYTR) and four prominent RNAi researchers, including Dr. Craig Mello, who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNAi. From 2003 through 2006, CytRx sponsored therapeutic RNAi research at the University of Massachusetts Medical School, (“UMMS”) and Massachusetts General Hospital. We commenced operations in January 2007 after CytRx contributed to us its portfolio of RNAi therapeutic assets in exchange for approximately 7.04 million shares of our common stock. These assets consisted primarily of RNAi licenses and related intellectual property and a nominal amount of equipment.

Prior to the acquisition of Apthera, our principal activities consisted of conducting discovery research and pre-clinical development activities utilizing our RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and biotechnology companies.

Our Board of Directors continually evaluates our strategic alternatives and recently determined that it was in the best interests of our stockholders to diversify our development programs with additional development candidates at various stages of development. Our acquisition of Apthera followed from this determination to broaden our strategic direction. We believe that acquiring Apthera will enhance our long term prospects by giving us access to a late stage product candidate, NeuVax, which is expected to enter Phase III clinical trials under an FDA-approved Special Protocol Assessment (“SPA”) for the treatment of breast cancer in the first half of 2012 if we are able to satisfy certain FDA information requirements to be released from a clinical hold to commence the trial. Based on our clinical trials, we also believe that NeuVax has the potential to treat other cancers, including prostate, bladder and ovarian cancers. In addition, we believe that reducing the scope of our RNAi activities will enable us to commit more resources to RXI-109, our lead RNAi-product, while maintaining our core RNAi discovery and development capability to advance current collaborations, as well as enable alliances.

Research and Development

To date, our research programs have focused on identifying product candidates and optimizing the delivery method and technology necessary to make RNAi compounds available by local, systemic or oral administration, as appropriate for disease for which we intend to develop an RNAi therapeutic.

Following the Apthera acquisition, our researching and development programs will focus on developing (1) cancer therapies utilizing peptide-based immunotherapy products, including our main product candidate NeuVax, for the treatment of various cancers and (2) proprietary therapeutics based on RNA interference, or “RNAi”, a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence”, expression of targeted disease-associated genes.

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

License Agreements

We have entered into licensing relationships with academic institutions, research foundations and commercial entities, and may seek to enter into additional licenses with pharmaceutical and biotechnology companies. We also may enter into strategic alliances to expand our intellectual property portfolio and to potentially accelerate our development programs by gaining access to technology and funding, including equity sales, license fees and other revenues. For each product that we develop that is covered by the patents licensed to us including our material licenses discussed elsewhere in this annual report, we are obligated to make additional payments upon the attainment of certain specified product development milestones.

See “Business — Intellectual Property” under Part I — Item 1 of this annual report for information on our material license agreements.

Critical Accounting Policies and Estimates

Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations include the financial statements as of and for the years ended December 31, 2010 and 2009. The preparation of these financial statements requires management to make estimates, allocations and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, accrued liabilities and certain expenses. We base our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Additionally, the financial information included here may not necessarily reflect the financial position, operating results, changes in our invested equity and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented.

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

For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non- Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2010	2009

Weighted average risk free interest rate	1.88% - 3.28%	1.55% - 3.91%
Weighted average volatility	118.3% - 133.62%	116.72% - 122.93%
Expected lives (years)	6 - 10	6 - 10
Expected dividend yield	0%	0%

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

We have an estimated annualized forfeiture rate of 15.0% for options granted to our employees, and 8.0% for options granted to senior management and no forfeiture rate for the directors. We record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

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

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the years ended December 31, 2010 and 2009, we issued warrants to purchase 540,000 and 978,142 shares of common stock, respectively, in connection with an equity transaction. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Results of Operations

For the year ended December 31, 2010, our net loss was approximately $11,993,000, compared with a net loss of $18,387,000 for the year ended December 31, 2009. Reasons for the variations in the losses between the years are discussed below.

Revenue

Since we are a development-stage biopharmaceutical company, we have not generated any revenues since inception through December 31, 2010.

Research and Development Expense (in thousands)

	For the Years Ended December 31,
	2010	2009

Research and development expense	$6,046	$6,728
Research and development employee stock-based compensation expense	1,084	867
Research and development non-employee stock-based compensation expense	743	1,297

Total research and development expense	$7,873	$8,892

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members as well as licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect to continue to devote a substantial portion of our resources to research and development programs. We expect research and development expenses to increase as we expand our research and development activities.

Total research and development expenses for the year ended December 31, 2010 were approximately $7,873,000 as compared to $8,892,000 for the year ended December 31, 2009. The decrease of $1,019,000 or 11% was primarily due to a decrease of $554,000 in non-employee non-cash stock based compensation and a $682,000 decrease in research and development cash expenses related to the timing of patent application and prosecution on internal discoveries, offset by an increase of $217,000 in costs associated with employee non-cash stock based compensation primarily related to timing and changes in our Black-Scholes assumptions.

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

General and Administrative Expense (in thousands)

	For the Years Ended
	December 31,
	2010	2009

General and administrative expenses	$5,493	$5,483
Common stock warrants issued for general and administrative expense	718	826
Fair value of common stock issued in exchange for general and administrative expenses	—	281
Common stock and stock options issued for general and administrative expense	2,541	2,038

Total general and administrative expense	$8,752	$8,628

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

Total general and administrative expenses were $8,752,000 for the year ended December 31, 2010 compared with $8,628,000 for the year ended December 31, 2009. The increase of $124,000, or 1%, was primarily due to an increase in headcount, including $2,541,000 in non-cash share based compensation expense in 2010 compared to $2,038,000 in 2009 offset by a decrease of $108,000 from warrants issued for business advisory services as well as the expensing in 2009 of the shares related to the Standby Equity Distribution Agreement, dated January 30, 2009, between the Company and YA Global.

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

Interest Income (Expense)

Interest income (expense) was negligible for both the year ended December 31, 2010, and December 31, 2009. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility. The interest rates available on lower risk, shorter-term investments in today’s market are lower than rates available in the prior period. We expect to have interest income in future periods based on our current account balances and potentially from additional capital we may receive in the future.

Other Income (expense)

Other income (expense) is summarized as follows (in thousands):

	For the Years Ended December 31,
	2010	2009

Change in fair value of common stock warrants issued	$3,049	$(858)
Reduction of potential redemption liability	785	—
Other income	793	(4)

Other income (expense), net	$4,627	$(862)

Other income (expense) was $4,627,000 and $(862,000) for the years ended December 31, 2010 and 2009, respectively. The overall increase of $5,489,000, or 637%, was due to an increase of $3,907,000 attributable to the change in fair value of common stock warrants issued, the reduction of potential redemption liability of $785,000, and an increase of $797,000 of other income, representing primarily an increase in grant income.

Income Taxes

There was no income tax expense for the years ended December 31, 2010 and 2009 due to the fact that we have incurred significant tax losses since we began operations. A tax benefit would have been recorded for losses however, due to the uncertainty of realizing these assets, a valuation allowance was recognized which fully offset the deferred income tax assets.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.9 million as of December 31, 2010 and approximately $11.0 million as of March 31, 2011.

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and integrate Apthera. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

As a result of our acquisition of Apthera and the expenses expected to be incurred in connection with the Phase III clinical trial for NeuVax, we expect that our expenses will increase significantly from historic levels for the foreseeable future. We believe that our existing cash and cash equivalents should be sufficient to fund our operations through at least the first quarter of 2012. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

We believe that our existing cash and cash equivalents should be sufficient to fund our operations through at least the first quarter of 2012. In the future, we will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $10,257,000 for the year ended December 31, 2010 compared with $11,769,000 net cash used in operating activities for the year ended December 31, 2009. The decrease of approximately $1,512,000 resulted primarily from a net loss of $11,993,000, less the add back of non-cash items of $1,424,000, of which $4,368,000 related to stock-based compensation, $718,000 related to stock warrant expense in exchange for services, $785,000 related to a reduction of potential redemption liability, $172,000 related to depreciation and $312,000 related to changes in current assets and liabilities and $3,049,000 that reflects the fair value of warrants and mandatorily redeemable stock obligations issued with the registered direct financings completed by the Company in 2009 and 2010.

Net Cash Flow from Investing Activities

Net cash used in investing activities was approximately $106,000 for the year ended December 31, 2010, compared with net cash used in investing activities of $83,000 for the year ended December 31, 2009. The increase of approximately $23,000 in cash used in investing activities was primarily due to purchases of equipment and furnishings in 2010.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $11,570,000 for the year ended December 31, 2010, compared with $7,680,000 for the year ended December 31, 2009. This increase was primarily due to net proceeds from the issuance of common stock in the amount of $15,235,000 to institutional investors in 2010 offset by $3,849,000 used for the purchase of treasury shares compared with net proceeds from the issuance of common stock in the amount of $7,714,000 to institutional investors in the third quarter of 2009.

Recently Issued Accounting Standards

Effective January 1, 2009, the Company adopted guidance now codified as Financial Accounting Standards Board Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In 2010 and 2009, the adoption of ASC 805 had no impact on the Company’s results.

Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and, given such, the Company is currently evaluating the potential impact of this part of the update.

Effective January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17.

The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company evaluated its business relationships to identify potential variable interest entities and have concluded that consolidation of such entities is not required for the periods presented. On a quarterly basis, the Company will continue to reassess our involvement with variable interest entities.

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (Update No. 2010-09). This update requires SEC registrants to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which management evaluated subsequent events. This guidance was effective immediately upon issuance.

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company did not elect to adopt this update early as permitted, thus it has no impact on the current financial statements.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460 (“ASC 460”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 9 to our financial statements included in this annual report on Form 10-K for further discussion of these indemnification agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RXi’s financial information as of December 31, 2010 and 2009 and for the years then ended and for the cumulative financial information for the period from January 1, 2003 (date of inception) to December 31, 2010 have been audited by our independent registered public accounting firm, BDO USA, LLP.

Page No.

Index to Financial Statements
Report of Independent Registered Public Accounting Firm	50
Balance Sheets as of December 31, 2010 and 2009	51
Statements of Expenses for the years ended December 31, 2010 and 2009 and the cumulative period from inception (January 1, 2003) through December 31, 2010	52
Statements of Stockholders’ Equity for the period from April 3, 2006 through December 31, 2010 and Parent Company’s Net Deficit for the period from December 31 2003 through December 31, 2006	53
Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the cumulative period from inception (January 1, 2003) through December 31, 2010	56
Notes to Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RXi Pharmaceuticals Corporation
Worcester, Massachusetts

We have audited the accompanying balance sheets of RXi Pharmaceuticals Corporation (a development stage Company) as of December 31, 2010 and 2009 and the related statements of expenses, stockholders’ equity, and cash flows for the years then ended and for the period from January 1, 2003 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RXi Pharmaceuticals Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2003 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO USA, LLP

Boston, Massachusetts
April 15, 2011

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,891	$5,684
Prepaid expenses	150	120

Total current assets	7,041	5,804

Equipment and furnishings, net of accumulated depreciation and amortization of $491 and $320 in 2010 and 2009, respectively	419	432
Deposits	16	16

Total assets	$7,476	$6,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724	$625
Accrued expense and other current liabilities	1,113	1,077
Current maturities of capital lease obligations	51	52
Warrants potentially settleable in cash	3,138	3,721

Total current liabilities	5,026	5,475
Capital lease obligations, net of current maturities	20	36

Total liabilities	5,046	5,511

Commitments and contingencies (Notes 6, 8, 14 & 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,047,759 shares issued and 18,372,759 shares outstanding and 16,207,625 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	62,020	44,489
Deficit accumulated during the developmental stage	(55,743)	(43,750)
Less treasury shares at cost, 675,000 and 0 shares at December 31, 2010 and December 31, 2009, respectively	(3,849)	—

Total stockholders’ equity	2,430	741

Total liabilities and stockholders’ equity	$7,476	$6,252

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)

STATEMENTS OF EXPENSES

			Period from
			January 1,
			2003 (Date of
	Year Ended	Year Ended	Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
	(Amounts in thousands, except share and per share data)

Expenses:
Research and development expense	$6,046	$6,728	$26,683
Research and development employee stock-based compensation expense	1,084	867	2,407
Research and development non-employee stock-based compensation expense	743	1,297	6,063
Fair value of common stock issued in exchange for licensing rights	—	—	3,954

Total research and development expense	7,873	8,892	39,107

General and administrative expense	5,493	5,483	21,110
Fair value of common stock warrants issued for general and administrative expense	718	826	2,294
Fair value of common stock issued in exchange for general and administrative expenses	—	281	281
General and administrative employee stock-based compensation expense	2,541	2,038	7,385

Total general and administrative expense	8,752	8,628	31,070

Total operating expenses	(16,625)	(17,520)	(70,177)

Interest income (expense)	5	(5)	628
Other income (expense)	4,627	(862)	3,765

Loss before provision for income taxes	(11,993)	(18,387)	(65,784)
Provision for income taxes	—	—	—

Net loss	$(11,993)	$(18,387)	$(65,784)

Net loss per common share:
Basic and diluted loss per share	$(0.67)	$(1.24)

Weighted average common shares outstanding: basic and diluted	17,883,381	14,796,541

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM APRIL 3, 2006 TO
DECEMBER 31, 2010 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD
FROM DECEMBER 31, 2003 TO DECEMBER 31, 2006

				Deficit
				Accumulated
			Additional	During		Parent
	Common Stock		Paid-In	Development	Treasury	Company’s
	Shares Issued	Amount	Capital	Stage	Stock	Net Deficit	Total
	(Amounts in thousands, except share and per share data)

Predecessor
Balance at December 31, 2003	—	$—	$—			$(89)	$(89)
Net loss	—	—	—			(3,272)	(3,272)
Net transactions with Parent	—	—	—			2,393	2,393

Balance at December 31, 2004	—	—	—			(968)	(968)
Net loss	—	—	—			(2,209)	(2,209)
Net transactions with Parent	—	—	—			2,727	2,727

Balance at December 31, 2005	—	—	—			(450)	(450)
Net loss	—	—	—			(2,405)	(2,405)
Net transactions with Parent	—	—	—			2,587	2,587

Balance at December 31, 2006	—	$—	$—			$(268)	$(268)

Successor
Balance at April 3, 2006	—	$—	$—	$—	$—		$—
Issuance of common stock	1,624,278	—	2	—	—		2

Balance at December 31, 2006	1,624,278	—	2	—	—		2
Common stock issued to CytRx for contribution of RXi and other assets	7,040,318	1	47	—	—		48
Common stock issued for cash	3,273,292	—	15,348	—	—		15,348
Common stock issued to CytRx for reimbursement of expenses	188,387	—	978	—	—		978
Expenses incurred by CytRx for RXi	—	—	831	—	—		831
Common stock issued to UMMS for additional intellectual properties	462,112	—	2,311	—	—		2,311
Common stock issued to directors	30,000	—	150	—	—		150
Common stock issued upon exercise of stock options	66,045	—	331				331
Stock based compensation for directors and employees	—	—	1,048	—	—		1,048
Stock based compensation expense for services	—	—	766	—	—		766
Net loss	—	—	—	(10,990)	—		(10,990)

Balance at December 31, 2007	12,684,432	1	21,812	(10,990)	—		10,823

				Deficit
				Accumulated
			Additional	During		Parent
	Common Stock		Paid-In	Development	Treasury	Company’s
	Shares Issued	Amount	Capital	Stage	Stock	Net Deficit	Total
	(Amounts in thousands, except share and per share data)

Issuance of common stock, net of offering costs of $796	1,073,299	—	7,918	—	—		7,918
Common stock issued upon exercise of stock options	5,500	—	26	—	—		26
Stock based compensation for directors and employees	—	—	2,211	—	—		2,211
Stock based compensation expense for services	—	—	1,613	—	—		1,613
Common stock warrant expense in exchange for services			750		—		750
Net loss	—	—	—	(14,373)			(14,373)

Balance at December 31, 2008	13,763,231	1	34,330	(25,363)	—		8,968
Issuance of common stock, net of offering costs of $636	2,385,715	1	7,713	—	—		7,714
Common stock warrants issued in connection with the 2009 Offering	—	—	(2,863)	—	—		(2,863)
Common stock issued upon exercise of stock options	281	—	—	—	—		—
Common stock issued as commitment fee in connection with SEDA	58,398	—	281	—	—		281
Stock based compensation expense for directors and employees	—	—	2,906	—	—		2,906
Stock based compensation expense for services	—	—	1,296	—	—		1,296
Common stock warrant expense in exchange for services	—	—	826		—		826
Net loss	—	—	—	(18,387)			(18,387)

Balance at December 31, 2009	16,207,625	2	44,489	(43,750)	—		741
Issuance of common stock, net of offering costs of $965	2,700,000	—	15,235	—	—		15,235
Purchase of 675,000 shares of treasury stock	—	—	—	—	(3,849)		(3,849)

Common stock warrants issued in connection with 2010 offering	—	—	(2,466)	—	—		(2,466)
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)	—	—		(785)
Common stock issued upon exercise of stock options	53,500	—	254	—	—		254

				Deficit
				Accumulated
			Additional	During		Parent
	Common Stock		Paid-In	Development	Treasury	Company’s
	Shares Issued	Amount	Capital	Stage	Stock	Net Deficit	Total
	(Amounts in thousands, except share and per share data)

Issuance of restricted stock units	86,634	—	207	—	—		207
Stock based compensation expense for directors and employees	—	—	3,625	—	—		3,625
Stock based compensation expense for services	—	—	743	—	—		743
Value of common stock warrants issued in exchange for services	—	—	718		—		718
Net loss	—	—	—	(11,993)	—		(11,993)

Balance at December 31, 2010	19,047,759	$2	$62,020	$(55,743)	$(3,849)		$2,430

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period from
			January 1,
			2003 (Date of
			Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
	(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(11,993)	$(18,387)	$(65,784)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	172	162	501
Loss on disposal of equipment	—	4	12
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share based compensation	4,368	4,202	15,857
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	(785)	—	(785)
Fair value of common stock warrants issued in exchange for services	718	826	2,294
Fair value of common stock issued in exchange for services	—	281	281
Change in fair value of common stock warrants issued	(3,049)	858	(2,191)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses	(30)	(47)	(150)
Accounts payable	99	231	724
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	243	101	1,320

Net cash used in operating activities	(10,257)	(11,769)	(44,110)

Cash flows from investing activities:
Purchase of short-term investments	(5,990)	—	(37,532)
Maturities of short-term investments	5,990	—	37,497
Cash paid for purchase of equipment and furnishings	(106)	(82)	(686)
Disposal of equipment and furnishings	—	(1)	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

Net cash used in investing activities	(106)	(83)	(767)

Cash flows from financing activities:
Net proceeds from 2010 registered direct offering	15,235	7,714	46,367
Repurchase of treasury stock	(3,849)		(3,849)
Net proceeds from exercise of common stock options	254	—	610
Repayments of capital lease obligations	(70)	(34)	(126)
Cash advances from Parent, net	—		8,766

Net cash provided by financing activities	11,570	7,680	51,768

Net increase in cash and cash equivalents	1,207	(4,172)	6,891
Cash and cash equivalents at the beginning of period	5,684	9,856	—

Cash and cash equivalents at end of period	$6,891	$5,684	$6,891

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$—	$1	$724

Cash paid during the periods for interest	$—	$—	$7

			Period from
			January 1,
			2003 (Date of
			Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
	(Amounts in thousands)

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as cost of equity	$2,466	$2,863	$5,329

Fair value of shares mandatorily redeemable for cash upon exercise of warrants	$785	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$53	$101	$197

Non-cash lease deposit	$—	$—	$50

Value of restricted stock units issued in lieu of cash bonuses	$207	$—	$207

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

As the Company has not generated any revenues from inception through December 31, 2010, the Company is considered a development-stage company for accounting purposes.

The Company had cash and cash equivalents of approximately $6.9 million as of December 31, 2010.

During 2010 and to date in 2011, the Company entered into the following significant financing transactions:

On March 26, 2010, the Company closed a registered direct financing pursuant to which the Company sold to certain investors 2,700,000 shares of common stock at $6.00 per share and warrants to purchase

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

540,000 shares of common stock with an exercise price of $6.00 per share (subject to anti-dilution adjustment). The financing provided approximately $15,200,000 in net proceeds to the Company after deducting the placement agent fee and offering expenses. Pursuant to a stock redemption agreement between the Company and CytRx Corporation (“CytRx”) dated March 22, 2010, the Company was required to use 25% of the net proceeds from the offering to repurchase from CytRx a number of shares of the Company’s common stock held by CytRx equal to 25% of the shares sold by us in the offering. The Company was also required to use 25% of the proceeds from the exercise of warrants issued in the offering to repurchase from CytRx a number of shares of our common stock held by CytRx equal to 25% of the shares issued upon the exercise of such warrants. As required by the agreement with CytRx, on March 29, 2010 the Company repurchased 675,000 shares of their common stock from CytRx for an aggregate price of approximately $3,800,000. The values of the shares at the date of repurchase were recorded at cost and have been included in treasury stock in the accompanying balance sheet at December 31, 2010. Prior to December 31, 2010, CytRx sold all of their ownership shares in the Company to a third party. Therefore, as of December 31, 2010, the Company no longer has an obligation to repurchase shares from CytRx.

On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million. The financing provided approximately $7.3 million to the Company after deducting the underwriting fee and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment).

On April 15, 2011, the Company announced that it had priced an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share. The shares of common stock and warrants are immediately separable and will be issued separately such that no units will be issued. The warrants are exercisable beginning one year and one day from the date of issuance, but only if RXi’s stockholders approve an increase in the number of its authorized shares of common stock, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by RXi, and assuming the warrants are not exercised, will be approximately $10.9 million. RXi intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, clinical and pre-clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to its current technologies or business focus, and investments. The offering is expected to close on or about April 20, 2011, subject to satisfaction of customary closing conditions.

The Company has not generated any revenues since inception nor are any revenues expected for the foreseeable future. The Company expects to incur significant operating losses for the foreseeable future while the Company advances their future product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotechnology companies. In addition to these increasing research and development expenses, the Company expects general and administrative costs to increase as the Company recruits additional management and administrative personnel.

The Company believes that its existing cash and cash equivalents should be sufficient to fund its operations through at least the first quarter of 2012. In the future, the Company will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain its operations and meet its obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

when needed, we would be forced to scale back, or terminate, the Company’s operations or to seek to merge with or to be acquired by another company.

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

2.	Summary of Significant Accounting Policies

Uses of estimates in preparation of financial statements — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents — The Company considers all highly-liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets.

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was approximately $172,000 and $162,000, respectively.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The Company believes no impairment existed as of December 31, 2010.

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

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non- Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The Company recognized $743,000 and $1,300,000 of stock based compensation expense related to non-employee stock options for the years ended December 31, 2010 and 2009, respectively.

Derivative Financial Instruments — During the normal course of business, from time to time, the Company issues warrants and options to vendors as consideration to perform services. It may also issue warrants as part of a debt or equity financing. The Company does not enter into any derivative contracts for speculative purposes.

The Company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock,” the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company upon the occurrence of certain events set forth in the warrant agreement.

Obligations to Repurchase Shares of the Company’s Equity Securities — In accordance with FASB ASC Topic 480-10, “Distinguishing Liabilities from Equity,” the Company recognizes all obligations to repurchase shares of its equity securities that require or may require the Company to settle the obligation by transferring assets, as liabilities or assets in some circumstances measured at fair value with changes in fair value reflected as current period income or loss and are accounted for as such.

Research and Development Expenses — Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead directly related to the Company’s research and development departments as well as costs to acquire technology licenses.

Income Taxes — The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with FASB ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC 740-10 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. RXi evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and RXi’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances in several accounts with one bank, which at times are in excess of federally insured limits. As of December 31, 2010, the Company’s cash equivalents were invested in money market mutual funds. The Company’s investment policy disallows investment in any debt securities rated less than “investment grade” by national ratings services. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Effective January 1, 2009, the Company adopted guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In 2010 and 2009, the adoption of ASC 805 had no impact on the Company’s results.

Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and, given such, the Company is currently evaluating the potential impact of this part of the update.

Effective January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company evaluated their business relationships to identify potential variable

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

interest entities and have concluded that consolidation of such entities is not required for the periods presented. On a quarterly basis, the Company will continue to reassess our involvement with variable interest entities.

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (Update No. 2010-09). This update requires SEC registrants to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which management evaluated subsequent events. This guidance was effective immediately upon issuance.

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company did not elect to adopt this update early as permitted, thus it has no impact on the current financial statements.

4.	Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, (“ASU 2010-06”). The standard amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, (“ASC 820”) to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial statements.

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

The Company categorized its cash equivalents as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settleable in cash as a Level 2 hierarchy. The warrants are measured at market value on a recurring basis using the fixed monetary amount of each warrant that would be received by the Company under the conditions specified in the stock redemption agreement and are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718.

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In accordance with the provisions of ASC 820, the Company elected to defer implementation of ASC 820, as it relates to its non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of 2010. The adoption of ASC 820, as it relates to the Company’s non-financial assets and liabilities that are re-measured and reported at fair value at least annually, did not have an impact on the Company’s financial results.

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$6,891	$6,891	$—	$—

Total assets	$6,891	$6,891	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,138	$—	$3,138	$—

Total liabilities	$3,138	$—	$3,138	$—

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$5,684	$5,684	$—	$—

Total assets	$5,684	$5,684	$—	$—

Liabilities:
Warrants potentially settleable in cash	3,721	—	3,721	—

Total liabilities	$3,721	$—	$3,721	$—

5.	Deposits

At December 31, 2010 and 2009, the Company had $16,000 on deposit with its landlords related to leased facilities, all of which are classified as deposits.

6.	Capital Lease Obligations

The Company acquires equipment under capital leases that is included in equipment and furnishings in the balance sheet. The cost and accumulated amortization of capitalized leased equipment was approximately $196,000 and $56,000 at December 31, 2010, respectively, and $143,000 and $17,000 at December 31, 2009, respectively. Amortization expense for capitalized leased equipment was approximately $39,000 in 2010 and $10,000 in 2009. Future minimum lease payments under the capital leases including interest are $62,000, $17,000 and $4,000 for the years ending December 31, 2011, 2012 and 2013, respectively.

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	For the Years
	Ended
	December 31,
	2010	2009

Professional fees	$313	$390
Research and development costs	60	28
Payroll related costs	740	659

Total accrued expenses and other current liabilities	$1,113	$1,077

8.	Commitments and Contingencies

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the Company is required to make royalty payments based upon a percentage of the sales. Because of the contingent nature of these payments, they are not included in the table of contractual obligations shown below (see also Note 14).

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations that will require future cash payments as of December 31, 2010 are as follows (in thousands):

		Non-Cancelable		Cancelable
	Operating	Employment		License
	Leases(1)	Agreements(2)	Subtotal	Agreements(3)	Total
	(In thousands)

2011	$219	$1,289	$1,508	$535	$2,043
2012	19	333	352	2,068	2,420
2013	0	0	—	875	875
2014	0	0	—	930	930
2015	0	0	—	1,400	1,400
2016 and Thereafter	0	0	—	14,215	14,215

Total	$238	$1,622	$1,860	$20,023	$21,883

(1)	Operating leases are primarily facility and equipment related obligations with third party vendors. Operating lease expenses during the years ended December 31, 2010 and 2009 were approximately $274,000 and $260,000, respectively.

(2)	Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Compensation Committee, as well as for minimum bonuses that are payable.

(3)	License agreements generally relate to the Company’s obligations with UMMS associated with RNAi and, for future periods, represent minimum annual royalty and milestone payment obligations, of the total

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company applies the disclosure provisions FASB ASC Topic 460 (“ASC 460”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications give rise only to the disclosure provisions of ASC 460. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in its financial statements related to these indemnifications.

9.	Stockholders’ Equity

Preferred Stock — The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance. At December 31, 2010, there were no shares of preferred stock outstanding.

Common Stock Warrants — On August 7, 2008, the Company issued 190,000 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $7.036 per share and expire 5 years from the date of issuance, on August 7, 2013. The warrants vested as to 94,000 shares upon issuance, and vested at a rate of 32,000 shares per month starting on the 90 day anniversary of issuance, and are exercisable for a period of five years. All shares were vested at December 31, 2009. The Company also agreed to give the holder of the warrants unlimited “piggy back” registration rights with respect to the shares of the Company’s common stock underlying the warrants in any registration statement the Company files in connection with an underwritten offering of its common stock. The fair value of these warrants has been estimated based on the Black-Scholes options pricing model and changes in the fair value are recorded in the statement of expenses in accordance with the requirements of ASC 718 and ASC 505-50. There was no expense recorded for these warrants for the year ended December 31, 2010. Total expense related to these warrants was approximately $318,000 during the year ended December 31, 2009.

On October 3, 2008, the Company acquired the rights to license exclusive worldwide technology for the oral delivery of RNAi therapeutics. As consideration for this license, the Company agreed to pay a total license fee of $2,500,000 over a 12 month period, which can be paid in cash, in equity or a combination thereof, provided that a specified amount of the license fee must be made in cash. Payments made in equity may only be made if, at the time of such payment, the shares of common stock issuable upon conversion of the warrant have been registered for resale under the Securities Act of 1933. No warrants have been issued under this agreement thru the date of this report. The Company continually assesses the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the Licensor at any time. Accordingly, the amounts are being expensed, as payments are made. There was no expense for this license for the year ended December 31, 2010. Total expense for the year ended December 31, 2009 was $250,000.

On January 29, 2009, the Company issued 142,500 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $4.273 per share and expire five years from the date of issuance on January 29, 2014. The warrants vested as to 71,250 shares upon

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

issuance, and vested at a rate of 23,750 shares per month starting on the 90 day anniversary of issuance, and are exercisable for a period of five years. All shares were vested at December 31, 2009. The Company has also agreed to give the holder of the warrants unlimited “piggy back” registration rights with respect to the shares of Common Stock underlying the warrants in any registration statement the Company files in connection with an underwritten offering of the common stock. The fair value of these warrants has been estimated based on the Black-Scholes options pricing model and changes in the fair value are recorded in the statement of expenses in accordance with the requirements of ASC Topic 718 and ASC Topic 505-50. There was no expense recorded for these warrants for the year ended December 31, 2010. Total expense related to these warrants was approximately $509,000 during the year ended December 31, 2009.

In connection with the 2009 Offering, the Company issued warrants to purchase 978,142 shares of the Company’s common stock. Details of the transaction can be found under the heading 2009 Registered Direct Offering below.

In connection with the 2010 Offering, the Company issued warrants to purchase 540,000 shares of the Company’s common stock. Details of the transaction can be found under the heading 2010 Registered Direct Offering below.

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

The Company follows the guidance of ASC Topic 815-40, as certain warrants issued in connection with the stock offering on August 4, 2009 were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that RXi has no present intention to pay cash dividends in the future. The risk free rate of 1.72% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

of the warrants from the date of issuance to December 31, 2010 of $920,000 has been included as an offset to other expense in the accompanying statements of expenses for the respective period. The fair value of the warrants at December 31, 2010 of $1,943,000 is included as a current liability in the accompanying balance sheet as of that date and was determined by the Black-Scholes option pricing model. The following assumptions were used to determine the fair value as of December 31, 2010: weighted average expected stock volatility of 133.62%; an expected life of four years based on the contractual terms and a dividend yield of zero and a risk free rate of 1.48%.

2010 Registered Direct Offering — On March 22, 2010, the Company entered into a placement agency agreement relating to a proposed offering by the Company of new securities to potential investors. On March 23, 2010, the Company entered into definitive agreements for the sale and issuance by the Company to certain investors of 2,700,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.20 of a share of the Company’s common stock, at a purchase price of $6.00 per unit (the “2010 Offering”). The 2010 Offering closed on March 26, 2010. The Company issued warrants to purchase 540,000 shares of the Company’s common stock at an exercise price of $6.00 per share and that are exercisable beginning on September 26, 2010 until their expiration on March 26, 2016. The Company raised gross proceeds of approximately $16.2 million in the 2010 Offering and net cash proceeds, after deducting the placement agent fees and other offering expenses payable by the Company, of approximately $15.2 million.

As part of the 2010 Offering, RXi entered in a stock redemption agreement whereby the Company was required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx Corporation (“CytRx”) 675,000 shares of the Company’s common stock held by CytRx (“CytRx shares”). The Company repurchased such shares on March 29, 2010. The values of the shares at the date of repurchase totaling $3,849,000 were recorded at cost and have been included in treasury stock in the accompanying balance sheet at December 31, 2010. The Company is also required to use 25% of the proceeds from the exercise of warrants issued in the 2010 Offering to repurchase from CytRx a number of CytRx Shares equal to 25% of shares issued upon the exercise of such warrants. To date, no such warrants have been exercised.

Shares of common stock that are mandatorily redeemable under the stock redemption agreement upon the exercise of warrants issued in the 2010 Offering, were determined to embody an obligation that may require the Company to settle the obligation by transferring assets, and as such, shall be classified as a liability. The fair value of the common stock potentially redeemable under the stock redemption agreement totaling $785,000 was recorded as a liability and a cost of equity and was determined using the fixed monetary amount of each warrant multiplied by assumptions regarding the number and timing of warrants to be exercised. On December 29, 2010, CytRx sold all of their shares held in RXi, thus reducing the potential redemption liability to zero as December 31, 2010.

Certain warrants issued in connection with the 2010 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to December 31, 2010 was $1,271,000 and has been included in other income and expense in the accompanying condensed statements of expenses for the year ended December 31, 2010. The fair value of the warrants at December 31, 2010 of $1,195,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. In the model, the Company used a weighted average expected stock

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

volatility of 133.62%. The expected life assumption is based on the contract term of 6.0 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 2.37% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement.

On January 30, 2009, the Company entered into a Standby Equity Distribution Agreement, or SEDA, pursuant to which the Company may, at its option over a two-year period, ending on January 30, 2011, periodically to sell to YA Global shares of the Company’s common stock, for a total purchase price of up to $25.0 million. To date no shares have been sold under the SEDA. The SEDA expired in January 2011 and was not renewed.

On August 4, 2009, the Company closed the 2009 Offering in which it sold 2,385,715 shares of its common stock and warrants to purchase 954,286 shares of its common stock and a at an exercise price of $4.50 per share resulting in approximately $7.8 million in net proceeds after deducting the placement agent fee and offering expenses.

10.	Development Stage Supplemental Equity Disclosure

Summarized below are the Company’s equity (common stock and common stock options) transactions since the Company’s inception through December 31, 2010 (in thousands except per share data).

					Price per
					Share or
			Dollar		Exercise
		Shares of	Amount of		Price per	Counter	Nature of
		Common	Consideration		Share	Party to	Non-Cash	Basis of
Type of Security	Date of Issuance	Stock	($)		($)	Transaction	Consideration	Assigning Cost

Common Stock	April 3, 2006	1,624,278	2		0.002	Founders	NA	Cash
Common Stock	January 8, 2007	7.040,318	48	(A)	0.007	CytRx	Contributed Assets	Predecessor Cost
Common Stock	April 30, 2007	3,273,292	15,348	(B)	5.19	CytRx	NA	Cash
Common Stock	April 30, 2007	462,112	2,311		5.00	UMMS	Intellectual Properties	Independent Third Party Valuation
Common Stock	August 18, 2007	30,000	150		5.00	Directors	—	Cash
Common Stock	September 28, 2007	188,387	978		5.19	CytRx	NA	Independent Third Party Valuation
Common Stock	November 21, 2007	66,045	331		5.00	Exercise of Stock Options	NA	Cash
Common Stock	June 26, 2008	1,073,299	7,918		8.12	PIPE	NA	Net Cash
Common Stock	October 6, 2008 and November 16, 2008	5,500	26		5.00	Exercise of Stock Options	NA	Cash
Common Stock	January 30, 2009	58,398	NA		NA		NA	Market Value
Common Stock	May 1, 2009	281	NA		4.19	Exercise of Stock Options	NA	Cash
Common Stock	August 3, 2009 and August 4, 2009	2,385,715	7,714		3.50	Registered Direct	NA	Net Cash
Common Stock	March 22, 2010	2,700,000	15,235		6.00	Registered Direct	NA	Net Cash
Common Stock	Various — 2010	53,500	254		4.75	Exercise of Stock Options	NA	Cash
Common Stock	January 2, 2010 and February 9, 2010	86,634	207		NA	Restricted Stock Units	NA	Market Value

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

(A)	Transactions between related parties are accounted for at the historical cost of CytRx, with the intellectual property which was previously expensed on CytRx’s books being recorded at zero cost and equipment and furnishings being recorded at $48,000.

(B)	RXi received gross proceeds of $17.0 million for the issuance of the 3,273,292 shares of common stock which equals $5.19 per share. The gross proceeds were reduced by a reimbursement to CytRx of (1) $1.3 million for RXi’s pro rata share of offering costs related to the April 17, 2007 private placement conducted by CytRx to fund its capital contribution to the Company and (2) $363,000 of expenses incurred on behalf of RXi for the year ended December 31, 2006. Net proceeds to RXi after these charges were $15.3 million or $4.69 a share.

11.	Stock Based Compensation

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50 Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is being re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options grants issued for the year ended December 31, 2010 and 2009, the following assumptions were used:

	2010	2009

Weighted average risk free interest rate	1.88% - 3.28%	1.55% - 3.91%
Weighted average volatility	118.3% - 133.62%	116.72% - 122.93%
Expected lives (years)	6 - 10	6 - 10
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the years ended December 31, 2010 and 2009 was $4.31 and $4.11 per share, respectively.

RXi’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718, which averages the contractual term of RXi’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. RXi has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

RXi recorded approximately $4,368,000 and $4,202,000 of stock-based compensation for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $2,700,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of RXi’s operating expenses through 2013.

On November 4, 2009, as part of a plan succession in leadership, Tod Woolf, Ph.D., resigned as our President, Chief Executive Officer and a member of our Board of Directors. According to the Separation Agreement between Dr. Woolf and the Company, Dr. Woolf received in one lump sum payment his full severance equivalent to a six (6) month salary ($187,500), six (6) months acceleration of vesting of all of his outstanding unvested Stock Options as of November 4, 2009, and an offer to join the Company’s Scientific Advisory Board (SAB) for 3 years (the “New Position”). In addition, and as part of the Separation Agreement, the Company agreed to extend the exercise period for all of Dr. Woolf’s vested Stock Options as of November 4, 2009, to the later of: (i) a period of two (2) years from his resignation (until November 4, 2011), or (ii) ninety (90) days following the end of the term of the SAB Agreement (February 4, 2013) or such earlier date as the SAB Agreement may be terminated pursuant to the terms of the SAB Agreement provided Dr. Woolf has not violated the non-competition provisions of the SAB Agreement prior to the date of exercise (whether or not the SAB Agreement is still in effect at that time). Notwithstanding any provision of the Company’s 2007 Incentive Plan, the Company also agreed that Dr. Woolf’s previously awarded Stock Options shall continue to vest during his continuing role in the Company in the New Position. The option modification resulted in an incremental value of the options of approximately $153,000 of which $37,000 was expensed during 2009. The total expense for 2010 was $193,000. As of December 31, 2010, there were 2,344 shares subject to future vesting.

As of December 31, 2010, an aggregate of 6,750,000 shares of common stock were reserved for issuance under the RXi Pharmaceuticals Corporation 2007 Incentive Plan, including 4,333,136 shares subject to outstanding common stock options granted under this plan and 2,199,497 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date include vesting upon grant to vesting at the end of a four year period. The options will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes the activity of the Company’s stock option plan:

		Weighted
	Stock	Average
	Options	Exercise Price

Outstanding — January 1, 2009	2,223,452	$6.11
Granted	1,622,546	3.84
Exercised	(281)	4.19
Forfeited	(263,378)	5.05
Outstanding — December 31, 2009	3,582,339	5.16
Granted	926,768	4.81
Exercised	(53,500)	4.75
Forfeited	(122,471)	4.85

Outstanding — December 31, 2010	4,333,136	5.10

Exercisable — December 31, 2009	2,131,298	5.42

Exercisable — December 31, 2010	3,155,900	5.22

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity for non-vested stock options:

		Weighted Average
	Stock	Grant Date Fair
	Options	Value per Share

Non-vested at January 1, 2009	987,265	$5.15
Granted	1,622,546	3.44
Vested	(895,111)	4.27
Exercised	(281)	3.71
Pre-vested forfeitures	(263,378)	4.07

Non-vested at December 31, 2009	1,451,041	3.94
Granted	926,768	4.31
Vested	(1,024,602)	4.06
Exercised	(53,500)	3.31
Pre-vested forfeitures	(122,471)	4.54

Non-vested at December 31, 2010	1,177,236	$4.01

The weighted average remaining contractual life of options outstanding and exercisable at December 31, 2010 was 7.35 years and 7.09 years, respectively. The weighted average remaining contractual life of options outstanding and exercisable at December 31, 2009 was 8.47 years and 8.14 years, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2010 and 2009 is $137,000 and $1,262,000, respectively. The aggregate intrinsic value of exercisable options as of December 31, 2010 and 2009 is $34,000 and $139,000, respectively. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

The aggregate intrinsic value of options exercised during 2010 and 2009 was approximately $164,000 and $1,000, respectively.

Restricted Stock Units — In addition to options to purchase shares of common stock, the Company may grant restricted stock units (“RSU”) as part of its compensation package. Each RSU is granted at the fair market value based on the date of grant. Vesting is determined on a grant by grant basis.

In 2010 and 2009, the Company granted a total of 43,541 and 48,500 RSUs, respectively. The RSUs granted in 2010 and 2009 had an aggregate intrinsic value of $112,000 and $222,000. As of December 31, 2010, all of the RSUs had vested in full.

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

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	December 31,
	2010	2009

Options to purchase common stock	4,333,136	3,582,339
Restricted stock units	—	48,500
Warrants to purchase common stock	2,100,642	1,310,642

Total	6,433,778	4,941,481

13.	Income Taxes

The components of federal and state income tax expense are as follows (in thousands):

	As of December 31,
	2010	2009

Current
Federal	$—	$—
State	—	—
Deferred
Federal	4,853	(5,533)
State	1,283	(2,257)

Total deferred	6,136	(7,790)
Valuation allowance	6,136	7,790

Total income tax expense	$—	$—

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2010	2009
Net operating loss carryforwards	$13,328	$10,348
Tax credit carryforwards	1,061	753
Stock based compensation	5,864	4,222
Other	104	74
Licensing deduction deferral	3,264	2,089

Gross deferred tax assets	23,621	17,486
Valuation allowance	(23,621)	(17,486)

Net deferred tax asset	$—	$—

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows (in thousands):

	As of December 31,
	2010	2009

Expected federal income tax benefit	$(4,078)	$(6,252)
Non-qualified stock compensation	(1,236)	621
Effect of change in valuation allowance	6,136	6,103
Income tax credits	(231)	821
State income taxes after credits	(994)	(324)
Other	403	(969)

	$—	$—

The Company has incurred net operating losses from inception. At December 31, 2010, the Company had domestic federal and state net operating loss carryforwards of approximately $34.0 million available to reduce future taxable income, which expire at various dates beginning in 2012 through 2030. The Company also had federal and state research and development tax credit carryforwards of approximately $705,000 and $536,000, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2022 through 2030.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable.

Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred income tax valuation allowance has been recorded against these assets.

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

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is subject to tax examinations for the 2007 tax year and beyond. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

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

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The expenditures required under these arrangements may be material individually in the event that the Company develops product candidates covered by the intellectual property licensed under any such arrangement, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give RXi the discretion to unilaterally terminate development of the product, which would allow RXi to avoid making the contingent payments; however, RXi is unlikely to cease development if the compound successfully achieves clinical testing objectives

During the year ended December 31, 2007, RXi entered into a license agreement with Cold Spring Harbor Laboratory (“CSHL”) for small hairpin RNA, or “shRNA”, for which the Company paid $50,000 and agreed to make future milestone and royalty payments upon successful development and commercialization of products. The Company also entered into four exclusive license agreements and an invention disclosure agreement with UMMS for which the Company paid cash of $453,000 and issued 462,112 shares of its common stock valued at $2.3 million, or $5.00 per share. For each RNAi product developed in connection with the license granted by CSHL, the possible aggregate milestone payments equal $2,650,000. The invention disclosure agreement has an initial term of three years and provides the option to negotiate licenses to certain RNAi technologies discovered at UMMS.

On August 29, 2007, RXi entered into a license agreement with TriLink Biotechnologies, Inc. for three RNAi chemistry technologies for all therapeutic RNAi applications, for which the Company paid $100,000 and agreed to pay yearly maintenance fees of $30,000, as well as future clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies. There was no expense recorded in 2010. The Company expensed $30,000 in 2009.

In October 2007, RXi entered into a license agreement with Dharmacon, Inc. (now part of Thermo Fisher Scientific Inc.), pursuant to which the Company obtained an exclusive license to certain RNAi sequences to a number of target genes for the development of the Company’s rxRNA compounds. Further, the Company has obtained the right to license additional RNAi sequences, under the same terms, disclosed by Thermo Fisher Scientific Inc. in its pending patent applications against target genes and has received an option for exclusivity for other siRNA configurations. As consideration for this license, the Company paid an up-front fee of $150,000 and agreed to pay future clinical milestone payments and royalty payments based on sales of siRNA compositions developed in connection with the licensed technology. No amounts were expensed in 2009 and 2010 related to this license.

In November 2007, RXi entered into a license agreement with Life Technologies, Inc., pursuant to which the Company was granted rights under four patents relating to RNA target sequences, RNA chemical modifications, RNA configurations and/or RNA delivery to cells. As consideration for this license, RXi paid an up-front fee of $250,000 and agreed to pay yearly maintenance fees of the same amount beginning in 2008. Further, the Company is obligated to pay a fee for each additional gene target added to the license as well as a fee on the first and second anniversaries on the date of which consent to add the gene target to the list of those covered by the license was granted. The Company has also been granted, for each gene target, an option to secure pre-clinical rights and/or the clinical rights, for which RXi would be required to pay additional fees. Further, the Company is required to make future clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies. The Company expensed $62,500 and $250,000 for the years ended December 31, 2010 and 2009 related to this license.

On October 3, 2008, the Company acquired co-exclusive rights to technology for the oral delivery of RNAi therapeutics from UMMS. As consideration for this license, the Company agreed to pay a total license fee of $2,500,000 over a 12 month period, which can be paid in cash, in equity or a combination thereof, provided that a specified amount of the license fee must be made in cash. This Agreement was amended on July 1, 2009, allowing the Company to extend the periods for which certain milestone payments are due to UMMS. Payments made in equity may only be made if, at the time of such payment, the shares of common

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

stock issuable upon conversion of the warrant have been registered for resale under the Securities Act of 1933. No warrants have been issued under this agreement through the date of this report. The Company continually assesses the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the licensor at any time. Accordingly, the amounts are being expensed, as payments are made. There were no expenses recorded for the year ended December 31, 2010. The Company expensed $250,000 for the year ended December 31, 2009.

In September, 2009, the Company entered into a Patent and Technology Assignment Agreement with Advirna, LLC (“Advirna”), a Colorado limited liability company co-founded by RXi’s Chief Scientific Officer. Pursuant to the terms of the agreement, Advirna assigned to the Company certain patent and technology rights related to chemically modified polynucleotides (the “Rights”) and the Company granted to Advirna a fully paid-up license to the Rights in a specified field. Under the terms of the agreement, the Company will pay to Advirna an annual maintenance fee beginning on January 1, 2011, certain payments upon the achievement of regulatory milestones and royalty payments on the sales of certain products. In addition, the Company may terminate the agreement upon 90 days’ prior written notice to Advirna and Advirna may terminate upon 90 days’ prior written notice to the Company in the event the Company ceases to use reasonable efforts to research, develop, license or otherwise commercialize the Rights. If the agreement expires in accordance with its terms or is terminated by a party in the absence of a material breach or for cause in the event that the Company fails to pay Advirna certain fees, the Company will assign the Rights back to Advirna. During the year ended December 31, 2009, the Company paid and expensed $75,000 for the initial maintenance fee under this agreement. There was no expense recorded for the year ended December 31, 2010.

15.	Related Party Transactions

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

In addition, RXi and the CSO’s 50% owned Company, Advirna, are parties to an option agreement whereby the Company paid $5,000 in 2008 for consideration to be granted the exclusive worldwide rights to license certain technology and $75,000 for the initial maintenance in 2009 under a Patent and Technology Assignment Agreement with Advirna entered into in September 2009 (see also Note 14).

On February 26, 2007, the Company entered into Scientific Advisory Board Agreements (the “SAB Agreements”), with four of its founders. At the time of the execution of the SAB Agreements, each of the founders were beneficial owners of more than five percent of the Company’s outstanding stock. Pursuant to the SAB Agreements, on May 23, 2007, the Company granted to each of the founders a stock option under the 2007 Plan to purchase 52,832 shares of its common stock. In addition, under the SAB Agreements, the Company will grant each of the founders a stock option under the 2007 Plan to purchase 52,832 shares of its common stock on February 26, 2008, June 5, 2009 and June 4, 2010 with a per share exercise price equal to the closing price of such stock on the public market on the date of grant unless a founder terminates a SAB Agreement without good reason (as defined) or the Company terminates a SAB Agreement with cause (as defined therein) in which case no further option grants will be made to the founder. If the Company’s common stock is not publicly available on the dates specified above, its Board of Directors will grant the stock options to the founders at the first scheduled board meeting after such date and the per share exercise price of the options will be determined in good faith by the Company’s board of directors. All options granted pursuant to the SAB Agreements are fully vested on the date of grant and have a term of ten years. The fair value of stock options granted during 2010 and 2009 under the SAB Agreement for each founder is

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately $142,000 and $245,000 which was estimated using the Black-Scholes option-pricing model as more fully discussed above under significant accounting policies and the stock based compensation footnote. Included in the accompanying financial statements for the years ended December 31, 2010 and 2009 is approximately $566,000 and $978,000, respectively, of expense related to the granting of these stock options.

Additionally, pursuant to a letter agreement between the Company and each founder dated as of April 30, 2007, the “SAB Letters”, in further consideration of the services to be rendered by the founders under the SAB Agreements, the Company granted additional stock options on May 23, 2007 under the 2007 Plan to each of the founders to purchase 26,416 shares of its common stock. Unless a founder terminates a SAB Agreement without good reason (as defined) or the Company terminates a SAB Agreement with cause (as defined therein), the options granted pursuant to the SAB Letters will fully vest from and after April 29, 2012 and will have a term of ten years from the date of grant. At December 31, 2010, the fair market value of stock options under the SAB Agreement for each founder is approximately $20,500 which was estimated using the Black-Scholes option-pricing model as more fully discussed above under the summary of significant accounting policies and the stock based compensation footnote. Included in the accompanying financial statements for the years ended December 31, 2010 and 2009 is approximately $38,000 of income and $73,000, of expense, respectively, related to these stock options.

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

The Company evaluated all events or transactions that occurred after December 31, 2010 up through the date these financial statements were issued. Other than what is disclosed below, during this period, the Company did not have any material recognizable or unrecognizable subsequent events.

On January 13, 2011, the Company granted an option to purchase 50,000 shares of common stock to each member of the Board of Directors. These options had an exercise price of $2.31 per share, which represented the Company’s closing stock price on that date. This option vests quarterly over a one year period and expires no later than 10 years from the grant date.

On February 1, 2011, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $2.10 per share in exchange for business advisory services to the Company for a period of up to twelve months. The warrants vested as to 37,500 shares upon issuance, and then will vest at a rate of 37,500 shares per quarter starting on the 90 day anniversary of issuance. The Company has also agreed to give “piggy back” registration rights with respect to the shares of common stock underlying the warrants in any registration statement filed by the company in connection with an underwritten offering of the common stock.

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million. The financing provided approximately $7.3 million to the Company after deducting the underwriting fee and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). As a result of the offering that occurred on April 15, 2011, the exercise price of these warrants will be reduced to $1.00 per share.

On March 15, 2011, the Company granted 147,040 shares of common stock to certain employees at a price of $1.16 per share, which represented the Company’s closing stock price on that date.

On March 15, 2011, the Company granted 220,729 RSUs with a contingent right to receive one share of Company common stock for each restricted stock unit to certain employees. The RSUs vested on March 23, 2011.

On March 25, 2011, the Company granted a total of 900,000 shares of common stock to the members of the Board of Directors at $1.18 per share, which represented the Company’s closing stock price on that date.

On April 1, 2011, the Company granted 33,558 shares of common stock to Tod Woolf, Ph.D., a member of its Scientific Advisory Board (SAB) at $1.49 per share which represented the Company’s closing stock price on that date.

On April 1, 2011, the Company granted 201,342 shares of common stock to the former President and Chief Executive Officer, Noah Beerman as part of a Severance Agreement. The shares were granted at a price of $1.49 per share which represented the Company’s closing stock price on that day.

On March 31, 2011, the Company, Diamondback Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Apthera, Inc., a Delaware corporation (“Apthera”), and Robert E. Kennedy, in his capacity as representative of Apthera’s stockholders (the “Stockholder Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Apthera, with Apthera surviving as a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the aggregate merger consideration that the Company will pay to Apthera’s stockholders consists of (i) 19.9% of the number of shares of the Company’s common stock issued and outstanding as of the date of the Merger Agreement, or approximately 4.9 million shares of common stock (the “Aggregate Stock Consideration”); and (ii) contingent payments of up to $32 million (the “Contingent Consideration”) based on the achievement of certain development and commercial milestones relating to Apthera’s NeuVax product candidate. The payment of the Contingent Consideration will be subject to and in accordance with the terms of a Contingent Value Rights Agreement to be entered into between the Company and the Stockholder Representative in connection with the Merger (the “CVR Agreement”). Under the CVR Agreement, a form of which is attached to the Merger Agreement as Exhibit A, the Contingent Consideration is payable, at the election of the Company, in either cash or additional shares of common stock; provided, however, that the Company may not issue any shares in satisfaction of any Contingent Consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the NASDAQ Listing Rules.

The Merger Agreement provides that the Company and the Stockholder Representative will also enter into an escrow agreement (the “Escrow Agreement”), pursuant to which the Company shall deposit with a third-party escrow agent certificates representing 10% of the Aggregate Stock Consideration (the “Escrow Shares”). Pursuant to the terms of the Escrow Agreement, the Escrow Shares will be available to compensate the Company and related parties for certain indemnifiable losses as described in the Merger Agreement.

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The transaction closed as of April 13, 2011. Under the Merger Agreement, the Company has agreed to file, within 10 days of the closing date of the Merger, a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering the resale of the shares representing the Aggregate Stock Consideration exchanged.

Our Board of Directors continually evaluates our strategic alternatives and recently determined that it was in the best interests of our stockholders to diversify our development programs with additional development candidates at various stages of development. Our acquisition of Apthera followed from this determination to broaden our strategic direction. We believe that acquiring Apthera will enhance our long term prospects by giving us access to a late stage product candidate, NeuVax, which is expected to enter Phase III clinical trials under an FDA-approved Special Protocol Assessment (“SPA”) for the treatment of breast cancer in the first half of 2012 if we are able to satisfy certain FDA information requirements to be released from a clinical hold to commence the trial. Based on our clinical trials, we also believe that NeuVax has the potential to treat other cancers, including prostate, bladder and ovarian cancers. In addition, we believe that reducing the scope of our RNAi activities will enable us to commit more resources to RXI-109, our lead RNAi-product, while maintaining our core RNAi discovery and development capability to advance current collaborations, as well as enable alliances.

The purchase price consideration and allocation of purchase price was as follows:

(in 000’s)

Calculation of allocable purchase price(i):
Fair value of shares issued at closing including escrowed shares expected to be released	$6,317 (ii)
Estimated value of earn-out	3,194

Total allocable purchase price	$9,511

Estimated allocation of purchase price(i):
Cash	$20
Prepaid expenses and other current assets	7
Equipment and furnishings	13
Goodwill	2,214
In-process research and development	9,637
Accounts payable	(1,299)
Accrued expenses and other current liabilities	(720)
Notes payable	(361)

$9,511

(i)	The purchase price has not been finalized and is subject to change upon completion of the valuation of intangible assets

(ii)	The value of the Company’s common stock was based upon a per share value of $1.27, the closing price of the Company’s common stock as of the close of business on April 13, 2011.

RXi PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following presents the pro forma net loss and net loss per common share for the years ended December 31, 2010 and 2009 of the Company’s acquisition of Apthera assuming the acquisition occurred as of January 1, 2009:

	Year Ended December 31,
	(unaudited)
	2010	2009

Net loss	(14,244)	(20,275)

Net loss per common share	$(0.62)	$(1.03)

Weighted average shares outstanding	22,287,471	19,770,631

On April 14, 2011, all of our directors and certain of our executive officers executed agreements with the Company under which they agreed that none of their outstanding stock options will be exercisable unless and until our stockholders increase the number of authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock, and at that point all of their options shall thereafter be exercisable in accordance with the terms of their options awards. An aggregate of 3,398,256 outstanding stock options are covered by these agreements.

On April 15, 2011, the holders of outstanding warrants issued on March 4, 2011 to purchase an aggregate of 3,450,000 shares of our common stock agreed to exchange such warrants for warrants exercisable for the same number of shares as those being exchanged, but otherwise on the same terms, including the exercise price, as the warrants sold in our April, 15 2011 financing. Such exchanged warrants will not be exercisable unless our stockholders approve an increase in the number of authorized shares of common stock.

On April 15, 2011, the Company announced that it had priced an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share. The shares of common stock and warrants are immediately separable and will be issued separately such that no units will be issued. The warrants are exercisable beginning one year and one day from the date of issuance, but only if RXi’s stockholders approve an increase in the number of its authorized shares of common stock, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by RXi, and assuming the warrants are not exercised, will be approximately $10.9 million. RXi intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, clinical and pre-clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to its current technologies or business focus, and investments. The offering is expected to close on or about April 20, 2011, subject to satisfaction of customary closing conditions.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedure Management’s report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2010. The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

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

RXi PHARMACEUTICALS CORPORATION

By:	/s/ Mark J. Ahn
Mark J. Ahn, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark J. Ahn Mark J. Ahn, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011

/s/ Caitlin Kontulis Caitlin Kontulis	Principal Accounting Officer (Principal Financial Officer and Accounting Officer)	April 15, 2011

/s/ Sanford J. Hillsberg Sanford J. Hillsberg	Director	April 15, 2011

/s/ Richard Chin Richard Chin	Director	April 15, 2011

/s/ Stephen S. Galliker Stephen S. Galliker	Director	April 15, 2011

/s/ Steven A. Kriegsman Steven A. Kriegsman	Director	April 15, 2011

/s/ Rudolph Nisi Rudolph Nisi	Director	April 15, 2011

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Contribution Agreement between CytRx Corporation and RXi Pharmaceuticals Corporation, dated January 8, 2007(1)
2.2	Contribution Agreement between CytRx Corporation and RXi Pharmaceuticals Corporation, dated April 30, 2007(1)
3.1	Form of Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation(1)
3.2	Form of Amended and Restated By-laws of RXi Pharmaceuticals Corporation(1)
4.1	Specimen common stock certificate(3)
4.2	Stockholders Agreement between CytRx Corporation, RXi Pharmaceuticals Corporation, the other Stockholders and the Scientific Advisory Board Members, dated February 23, 2007(1)
4.3	Annex I to form of Subscription Agreement — Registration Rights Terms between RXi Pharmaceuticals Corporation and Stephen Galliker, Mark Ahn and Sanford Hillsberg(1)
4.4	Form of Securities Purchase Agreement between RXi Pharmaceuticals Corporation and various investors, dated June 24, 2008(5)
4.5	Amendment to Stockholders Agreement between CytRx Corporation, RXi Pharmaceuticals Corporation, the Stockholders and the Scientific Advisory Board Members, dated July 28, 2008(6)
4.6	Warrant No. A-1 in favor of J.P. Turner Partners, dated August 7, 2008(8)
4.7	Form of Common Stock Purchase Warrant dated July 31, 2009(11)
4.8	Form of Warrant issued in August 2009(11)
4.9	Form of Common Stock Purchase Warrant issued in March 2010(13)
4.10	Form of 13-Month Common Stock Purchase Warrant issued in March 2011(15)
4.11	Form of Five-Year Common Stock Purchase Warrant issued in March 2011(15)
4.12	Form of Common Stock Purchase Warrant issued in April 2011(17)
10.1	Voting Agreement between CytRx Corporation and the University of Massachusetts Medical School, dated January 10, 2007(1)
10.2	Form of Securities Purchase Agreement between RXi Pharmaceuticals Corporation and various investors, dated July 31, 2009(11)
10.3	Form of Contingent Value Rights Agreement among RXi Pharmaceuticals Corporation, Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011(16)
10.4	Exclusive License Agreement (No.: UMMC 06-21-01) between the University of Massachusetts and RXi Pharmaceuticals Corporation, dated January 10, 2007+(2)
10.5	Exclusive License Agreement (No.: UMMC 03-75-01) between the University of Massachusetts and RXi Pharmaceuticals Corporation, dated January 10, 2007+(2)
10.6	Non-Exclusive License Agreement (No.: UMMC 06-08-03) between the University of Massachusetts and RXi Pharmaceuticals Corporation, dated January 10, 2007+(2)
10.7	Non-Exclusive License Agreement, between CytRx Corporation and the University of Massachusetts Medical School related to UMMS disclosure number 01-36, dated April 15, 2003, as amended February 1, 2004+(2)
10.8	Exclusive License Agreement between CytRx Corporation and the University of Massachusetts Medical School related to UMMS disclosure number 02-01, dated April 15, 2003, as amended September 10, 2004+(2)
10.9	Amended and Restated Exclusive License Agreement between CytRx Corporation and the University of Massachusetts Medical School related to UMMS disclosure number 03-05, 00-37, 01-31, 03-134, 93-09 and 02-38, dated September 15, 2003, as amended September 17, 2003 and February 1, 2004+(2)
10.10	Exclusive License Agreement between CytRx Corporation and the University of Massachusetts Medical School related to UMMS disclosure number 03-17, dated April 15, 2003, as amended January 7, 2004 and February 1, 2004+(2)
10.11	Employment Agreement between RXi Pharmaceuticals Corporation and Pamela Pavco, dated March 7, 2007*(1)
10.12	Employment Agreement between RXi Pharmaceuticals Corporation and Anastasia Khvorova, dated October 17, 2008*(9)
10.13	Employment Agreement between RXi Pharmaceuticals and Mark Ahn, dated March 31, 2011*(16)

Exhibit
Number	Description

10.14	RXI Pharmaceuticals Corporation’s Amended and Restated 2007 Incentive Plan*(14)
10.15	Form of Incentive Stock Option*(1)
10.16	Form of Non-qualified Stock Option*(2)
10.17	Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated September 25, 2007(3)
10.18	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated January 23, 2009(8)
10.19	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated March 5, 2009(10)
10.20	Form of Subscription Agreement between RXi Pharmaceuticals Corporation and each of Mark K. Ahn, Ph.D., Stephen S. Galliker and Sanford J. Hillsberg(3)
10.21	Scientific Advisory Board Agreement between RXi Pharmaceuticals Corporation and Tariq Rana, Ph.D., dated February 26, 2007 and corresponding Letter Agreement, dated April 30, 2007(3)
10.22	Scientific Advisory Board Agreement between RXi Pharmaceuticals Corporation and Gregory Hannon, Ph.D., dated February 26, 2007 and corresponding Letter Agreement dated April 30, 2007(3)
10.23	Scientific Advisory Board Agreement between RXi Pharmaceuticals Corporation and Michael Czech, Ph.D., dated February 26, 2007 and corresponding Letter Agreement dated April 30, 2007(3)
10.24	Scientific Advisory Board Agreement between RXi Pharmaceuticals Corporation and Craig C. Mello, Ph.D., dated February 26, 2007 and corresponding Letter Agreement dated April 30, 2007(3)
10.25	Letter Agreement between CytRx Corporation and RXi Pharmaceuticals Corporation, dated December 27, 2007(3)
10.26	Patent License Agreement between RXi Pharmaceuticals Corporation and Invitrogen IP Holdings, Inc. dated November 1, 2007(4)
10.27	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation and Advirna, LLC dated September 21, 2009+(12)
14.1	Code of Conduct(5)
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn
31.2	Sarbanes-Oxley Act Section 302 Certification of Caitlin Kontulis
32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn and Caitlin Kontulis

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on October 30, 2007 (File No. 333-147009) and incorporated by reference herein

(2)	Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on November 19, 2007(File No. 333-147009) and incorporated by reference herein.

(3)	Previously filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on January 20, 2008 (File No. 333-147009) and incorporated by reference herein.

(4)	Previously filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on February 1, 2008 (File No. 333-147009) and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Form 8-K filed on June 26, 2008 (File No. 001-33958) and incorporated by reference herein.

(6)	Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on August 4, 2008 (File No. 333-152555) and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2008 (File No. 001-33958) and incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Company’s Form 8-K filed on January 23, 2009 (File No. 001-33958) and incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 18, 2009 (File No. 001-33958) and incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 15, 2009 (File No. 001-33958) and incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Form 8-K filed on July 31, 2009 (File No. 001-33958) and incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 16, 2009 (File No. 001-33958) and incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(14)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 1, 2011 (File No. 001-33958) and incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2011 (File No. 001-33958) and incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-33958) and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.

+	This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.