Form 10-K/A
period 2010-12-31
RXI PHARMACEUTICALS CORP
filed 2011-05-02
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-33958
RXi PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-8099512
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

60 Prescott Street
Worcester, Massachusetts	01605
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(508) 767-3861
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	NASDAQ Capital Market
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s Common Stock at the close of business on June 30, 2010, was $39,725,083.
     As of April 28, 2011 the registrant had 41,919,518 shares of Common Stock, $0.0001 par value per share, outstanding.

i

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of RXi Pharmaceuticals Corporation (“RXi,” the “Company,” “we” or “us”) for the fiscal year ended December 31, 2010 as filed with the SEC on April 15, 2011 (the “2010 Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.
This Amendment No. 1 does not affect any other portion of the 2010 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after April 15, 2010, the filing date of the 2010 Annual Report.
DISCLAIMER
This Amendment No. 1 contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following table sets forth our directors and executive officers, their ages and the positions currently held by each person.

Name	Age	Position
Mark J. Ahn, Ph.D.	48	President, Chief Executive Officer and Director
Mark W. Schwartz, Ph.D.	56	Executive Vice President, Chief Operating Officer
Robert E. Kennedy	55	Treasurer, Chief Financial Officer
Richard Chin, M.D.	44	Director
Stephen Galliker	64	Director
Sanford J. Hillsberg	62	Chairman of the Board of Directors
Steven A. Kriegsman	68	Director
Rudolph Nisi, M.D.	73	Director
Anastasia Khvorova	41	Chief Scientific Officer
Pamela Pavco	54	Vice President of Pharmaceutical Development
     Mark J. Ahn, Ph.D. (48) Dr. Ahn has served as our President and Chief Executive Officer since March 31, 2011 and as a director since 2007. He brings more than 20 years of experience in the biopharmaceutical industry. Prior to Rxi, Dr. Ahn was Principal at Pukana Partners, Ltd. which provides strategic consulting to life science companies; and Associate Professor, Global Management at Atkinson Graduate School of Management, Willamette University. He previously served as Chair, Science & Technology Management, Victoria University at Wellington, New Zealand. Dr. Ahn was also founder, President, and Chief Executive Officer of Hana Biosciences. Prior to Hana, he served as Vice President, Hematology and corporate officer at Genentech, Inc., as well as held positions of increasing responsibility at Amgen and Bristol-Myers Squibb Company. Dr. Ahn also serves on public and venture capital-backed Board of Directors for RXi Pharmaceuticals, Access Pharmaceuticals, Mesynthes and ScribesSTAT. Dr. Ahn is the author of over 50 peer reviewed journal articles and books. Dr. Ahn received a BA and MBA from Chaminade University; and MA from Victoria University. He was a graduate fellow in Economics at Essex University, and obtained a Ph.D. from the University of South Australia. Dr. Ahn is a Henry Crown Fellow at the AspenInstitute. Our Board of Directors believes that Dr. Ahn is qualified to serve as a member of the Board because of Dr. Ahn’s extensive prior experience as both an executive and director of a number of pharmaceutical and biotech companies and his scientific and academic qualifications as well as his expertise in financial and other related matters pertaining to the operation of publicly traded pharmaceutical companies.
     Mark W. Schwartz (56), Executive Vice President and our Chief Operating Officer, joined RXi as part of our acquisition of Apthera, Inc. (“Apthera”), where he had been the President and Chief Executive Officer since January, 2010. Prior to joining Apthera, Dr. Schwartz served for five years as President and Chief Executive Officer of Bayhill Therapeutics Inc., a company developing an innovative DNA vaccine platform for the treatment of autoimmune diseases, where he completed a successful partnership with Genentech for the development of the company’s type 1 diabetes vaccine. He had also served as President and Chief Executive Officer of Calyx Therapeutics, Inc., which doubled its size, nurtured a successful working relationship with the FDA, and completed key phase I and phase II international clinical trials of novel anti-inflammatory compounds during his tenure of two years.
     Robert E. Kennedy (55), our Treasurer and Chief Financial Officer, also joined RXi as part of our acquisition of Apthera. Mr. Kennedy co-founded Apthera in 2005, where he served as Director, Secretary, Treasurer and Chief Financial Officer. Previously, Mr. Kennedy served as Director and Chief Financial Officer and for Blue Dot Services, Inc., a nationwide heating, ventilation, air-conditioning and plumbing construction and services company. Prior to his work at Blue Dot Services, he was the managing director for Koch Ventures, Inc., the venture capital arm of Koch Industries, Inc., the second largest privately-held company in the United States for four years. Mr. Kennedy has held finance and accounting management roles at Sterling House Corporation, Thorn Americas, Inc., Raytheon Aircraft Corporation, and F.B. Kubik & Company, CPAs; he serves on the board of directors of Immunologix, Inc. and Arizona BioIndustry Association, and is a member of the American Institute of Certified Public Accountants and the Arizona Society of CPAs.

     Richard Chin, M.D. (44) has served as a director since 2009. Dr. Chin is a physician with extensive expertise in drug development. He has overseen multiple Investigational New Drug Applications (INDs) and New Drug Applications (NDAs)/Biologic License Applications (BLAs), and has authored a major textbook on clinical trial medicine. Since 2008, Dr. Chin has been the CEO of OneWorld Health, a nonprofit pharmaceutical company largely funded by the Bill and Melinda Gates Foundation, engaged in developing drugs for neglected diseases in impoverished countries. From 2006 to 2008, he was the CEO and President of OXiGENE. From 2004 to 2006, Dr. Chin was at Elan Corporation, where he served, among other roles, as Senior Vice President of Global Development. Dr. Chin has also held various clinical and scientific roles for Genentech, Inc. between 1999 and 2004, including Head of Clinical Research for the Biotherapeutics Unit, overseeing approximately half of the drugs at Genentech, and began his career at Procter and Gamble Pharmaceuticals, where he served as Associate Medical Director. He received a B.A. in Biology, magna cum laude, from Harvard University and the equivalent of a J.D. with honors from Oxford University in England under a Rhodes Scholarship. Dr. Chin holds a Medical Degree from Harvard Medical School and is licensed to practice medicine in California. He is currently on the Adjunct Faculty of UCSF Medical School, and serves on the Board of Directors of Genmedica, located in Barcelona, Spain. Our Board of Directors believes that Dr. Chin is highly qualified to serve as a member of the Board because of Dr. Chin’s expertise with drug development, his experience as both an executive and director of drug development companies, and his scientific and academic qualifications.
     Stephen Galliker, CPA (64) has served as a director since 2007. Mr. Galliker served as the Executive Vice President, Finance and Administration, and Chief Financial Officer of Dyax Corp., a biopharmaceutical company focused on advancing novel biotherapeutics for unmet medical needs, from 1999 until his retirement in July 2008. From 1996 to 1999, Mr. Galliker was the Chief Financial Officer of Excel Switching Corporation, a developer and manufacturer of open switching platforms for telecommunications networks, and was Excel’s Vice President, Finance and Administration from 1997 to 1999. From 1992 to 1996, Mr. Galliker was employed by Ultracision, Inc., a developer and manufacturer of ultrasonically powered surgical instruments, where he served as Chief Financial Officer and Vice President of Finance until 1995, when he became Ultracision’s Chief Operating Officer. Mr. Galliker is also a director of Mitomics, Inc. Incorporated, a privately owned medical device company. Mr. Galliker was also a director of Osteotech, Inc., a medical device company until its merger into Medtronic, Inc. in November, 2010. Mr. Galliker is a Certified Public Accountant and received a B.S. from Georgetown University and an M.B.A. from the University of Chicago. Our Board of Directors believes that Mr. Galliker is highly qualified to serve as a member of the Board because of Mr. Galliker’s extensive prior experience as the Chief Financial Officer of a pharmaceutical company and as a director of a medical device company as well as his expertise in auditing and financial and other related matters pertaining to the operation of publicly traded pharmaceutical companies.
     Sanford J. Hillsberg, J.D. (62) has served as the Chairman of our Board of Directors since 2007. Mr. Hillsberg has been an attorney with TroyGould PC since 1976 and is a member of the firm’s Management Committee. Mr. Hillsberg was a founder and until December 2007, served as a director and Secretary of ImmunoCellular Therapeutics, Ltd., a publicly-held biopharmaceutical company formed to develop cellular therapies, including dendritic cell-based vaccines for the treatment of brain and other cancers, and its predecessor company since February 2004. Mr. Hillsberg served as a director and Secretary of Duska Therapeutics, Inc., a publicly-held biopharmaceutical company, and its predecessor company from 1999 until January 2006. He previously served as a director and Vice President of Medco Research, Inc., a then publicly-held pharmaceutical company. Mr. Hillsberg is a member of the Board of Governors of Cedars-Sinai Medical Center and has also previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School. Our Board of Directors believes that Mr. Hillsberg is highly qualified to serve as a member of the Board because of Mr. Hillsberg’s extensive prior experience in founding and serving on the boards of a number of pharmaceutical and biotech companies as well as his expertise in legal and other related matters pertaining to the operation of publicly traded pharmaceutical companies.
     Steven A. Kriegsman (69) has served as a director since 2006. Mr. Kriegsman has been a director and the President and Chief Executive Officer of CytRx Corporation since July 2002. He previously served as Director and Chairman of Global Genomics from June 2000 until July 2002. Mr. Kriegsman is the Chairman of the Board and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. He has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies and Maxim Pharmaceuticals. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman has also received a certificate for successful completion of the Directors’ College 2009 Executive Program at the Stanford Law School. Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. From June 2003 until February 2008, he served as a Director, and he is the former Chairman of the Audit Committee of Bradley Pharmaceuticals, Inc. From June 2008 to June 2009, Mr. Kriegsman has served on the board of directors of Hythiam, Inc. and served as chairman of Hythiam’s audit committee.
     In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the ALS Association, the Los Angeles Venture Association, the California Healthcare Institute, the Southern California Biomedical Council, and the Palisades-Malibu YMCA. Our Board of Directors believes that Mr. Kriegsman is highly qualified to serve as a member of the Board because of Mr. Kriegsman’s prior experience as the Chief Executive Officer of a pharmaceutical company and as a director of a number of pharmaceutical companies, his prior experience as an investment banker for pharmaceutical and biotechnology companies and his expertise in financial and other related matters pertaining to the operation of publicly traded pharmaceutical companies.
     Rudolph Nisi, M.D. (73) has served as a director since January 2009. Dr. Nisi has held various positions at New York Westchester Square Medical Center (NYWSMC). In addition to having been on the Active Staff in Internal Medicine/Cardiology since 1963, Dr. Nisi was also Director of Medicine since 1975, Chief of Cardiology since 1975, Chairman of Medical Critical Care Unit since 1975, President of the Medical Board from 1977 to 1978, Chairman of the Board of Trustees since 1983 and from 1976 to 1978, Chairman of the ER Committee since 1984, and Vice-President of Medical Affairs since 1993. In 2011, Dr. Nisi retired as Chairman of the Board of Directors at NYWSMC and now currently holds the position of Vice Chairman. Dr. Nisi was the Chairman of the Board of Medco Research Inc. Dr. Nisi has also served as an Attending Physician at New York Hospital, a Clinical Assistant Professor of Medicine at Cornell University Medical College and an Assistant Dean at Weill Medical College of Cornell University. Dr. Nisi has also served as a director of Tempra Technology, Inc., a thermal research and development company, since 1997 and on the boards of Touchtone HMO and New York Presbyterian Hospital. Dr. Nisi holds a B.S. degree from Fordham University and a Doctor of Medicine degree from the University of Rome Medical School in Rome, Italy and is a fellow in the American College of Cardiology. Dr. Nisi is also a graduate of the Director’s college at Stanford University. Our Board of Directors believes that Dr. Nisi is qualified to serve as a member of the Board because of Dr. Nisi’s prior experience as a practicing physician and owner of a hospital, his prior experience as a director of a number of pharmaceutical and biotechnology companies and his medical and academic qualifications.
     Anastasia Khvorova, Ph.D., (41) has been our Chief Scientific Officer since October 2008. Dr. Khvorova has contributed significantly to the RNAi field. Dr Khvorova is board member of the Oligonucleotide Therapeutic Society and other distinguished professional organizations. While at Dharmacon (ThermoFisher Scientific), she made major technology advances in RNAi and microRNA. Dr. Khvorova was also responsible for establishing and managing several drug discovery/development collaborations with major pharmaceutical companies, including Abbott and Alcon. Her groundbreaking work has allowed her to author more than 200 patents and patent applications, several book chapters and over 40 peer reviewed publications. Dr. Khvorova received her Ph.D. in Biochemistry from Russian Academia of Sciences in Moscow in 1994 and after 10 years of working in academia and industry she joined Dharmacon in 2002, where she served as a head of research and development and Chief Scientific Officer for five years.
     Pamela Pavco, Ph.D. (54) has been our Vice President of Pharmaceutical Development since March 2007. Dr. Pavco brings over 20 years of research and development experience in oligonucleotides to us. From 2002 to 2006, Dr. Pavco was Senior Director, R&D Project Management at Sirna Therapeutics, previously known as Ribozyme Pharmaceuticals, where she was responsible for the discovery research and development of Sirna-027, the first chemically modified siRNA to enter into clinical trials. Dr. Pavco also managed the alliance with Allergan that was initiated to continue discovery research in the area of ophthalmology and take Sirna-027 forward into Phase 2 clinical studies. While at Sirna, Dr. Pavco served various additional roles including Director of Biology Research and Director of Pharmacology and managed numerous corporate collaborations and internal programs developing therapeutic oligonucleotides in the fields of oncology, anti-angiogenesis, Hepatitis, respiratory disease and Huntington’s disease. Dr. Pavco has authored numerous scientific articles and contributed to approximately 58 patents and patent applications in the oligonucleotide therapeutics field. Dr. Pavco received a Ph.D. in Biochemistry from Virginia Commonwealth University in 1983 and did her post-doctoral work at Duke University prior to joining Sirna Therapeutics. She is a member of the American Association of Cancer Research and the Association for Research and Vision in Ophthalmology.
     Our Board of Directors has a standing Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee, as well as an ad hoc Strategy Committee. The following table provides information concerning the current membership of our Board committees:

Nomination and
Corporate
	Class of	Audit	Compensation	Governance	Strategy
Name	Directors(1)	Committee	Committee	Committee	Committee
Sanford J. Hillsberg	III	x			x
Mark J. Ahn, Ph.D.	II
Richard Chin, M.D.	III		x	x	x
Stephen S. Galliker(2)	II	x		x
Steven A. Kriegsman(3)	III	x	x		x
Rudolph Nisi, M.D.(4)	I		x	x	x

(1)	Class I directors serve until the 2011 Annual Meeting of Stockholders, Class II directors serve until the 2012 Annual Meeting of Stockholders and Class III directors serve until the 2013 Annual Meeting of Stockholders.

(2)	Mr. Galliker is the Chairman of the Audit Committee.

(3)	Mr. Kriegsman is the Chairman of the Compensation Committee and of the Strategy Committee

(4)	Dr. Nisi is Chairman of the Nomination and Corporate Governance Committee.
     Audit Committee
     Our Board of Directors has determined that each of Messrs. Galliker and Kriegsman, two of the current members of our Audit committee, is “independent” under the current independence standards of the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Mr. Hillsberg, the other current member of our Audit Committee, and an attorney and Management Committee member of TroyGould PC, may no longer be “independent” under these independence standards, because we recently retained TroyGould PC to provide legal services to RXi. Under the NASDAQ Marketplace Rules, Mr. Hillsberg may continue to serve on our Audit Committee until the next Annual Meeting of our stockholders, at which time our Board intends to appoint Mr. Hillsberg’s replacement on the Audit Committee.
     The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to:
•	The quality and integrity of our financial statements and reports.

•	The independent registered public accounting firm’s qualifications and independence.

•	The performance of our independent auditors.
     The Audit Committee reviews our financial structure, policies and procedures, appoints the outside independent registered public accounting firm, reviews with the outside independent registered public accounting firm the plans and results of the audit engagement, approves permitted non-audit services provided by our independent registered public accounting firm, reviews the independence of the auditors and reviews the adequacy of our internal accounting controls. The Audit Committee’s responsibilities also include oversight activities described below under the “Report of the Audit Committee.”

     The Audit Committee has discussed with the outside independent registered public accounting firm the auditors’ independence from management and RXi, including the matters in the written disclosures required by the Public Company Accounting Oversight Board and considered the compatibility of permitted non-audit services with the auditors’ independence. The Audit Committee operates pursuant to a written charter, which is available on our website, www.rxipharma.com.
     Our Board of Directors has determined that Mr. Galliker, the chairman of our Audit Committee, is an audit committee financial expert.
     The Audit Committee held five meetings during 2010.
Report of the Audit Committee
     The Audit Committee’s primary duties and responsibilities are:
•	appointing, overseeing and, if necessary, replacing the independent auditor.

•	assisting our Board of Directors with oversight of the preparation of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our independent auditor.

•	preparing the report the SEC rules require to be included in our annual proxy statement.

•	resolving disagreements between management and the auditor regarding financial reporting.
     The Audit Committee provides assistance to our Board of Directors in fulfilling its oversight responsibility to the Company’s stockholders, potential stockholders, the investment community, and others relating to RXi’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, the internal audit function, the annual independent audit of RXi’s financial statements and the ethics programs when established by RXi management and our Board of Directors. The Audit Committee has the sole authority (subject, if applicable, to stockholder ratification) to appoint or replace the outside auditors and is directly responsible for determining the compensation of the independent auditors.
     The Audit Committee must pre-approve all auditing services and all permitted non-auditing services to be provided by the outside auditors. In general, the Audit Committee’s policy is to grant such approval where it determines that the non-audit services are not incompatible with maintaining the auditors’ independence and there are costs or other efficiencies in obtaining such services from the auditors as compared to other possible providers.
     The Audit Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all of its tasks. In discharging its oversight role, the Audit Committee is empowered to investigate any matter brought to its attention, with full access to all of RXi’s books, records, facilities and personnel, and to retain its own legal counsel and other advisers as it deems necessary or appropriate.
     As part of its oversight of RXi’s financial statements, the Audit Committee reviewed and discussed with both management and its outside auditors RXi’s interim financial statements and annual audited financial statements that are included in RXi’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, respectively. RXi’s management advised the Audit Committee in each case that all such financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and reviewed significant accounting issues with the Audit Committee. These reviews included discussion with the outside auditors of matters required to be discussed pursuant to Statement on Auditing Standards (SAS) No. 61 (Communication with Audit Committees), as amended and as adopted by the Public Company Oversight Board in Rule 3200T.
     BDO USA, LLP currently serves as our independent registered public accounting firm and audited our financial statements for the year ended December 31, 2010. BDO does not have and has not had any financial interest, direct or indirect, in RXi, and does not have and has not had any connection with RXi except in its professional capacity as our independent auditors. The Audit Committee also has selected BDO as RXi’s independent registered public accountants for 2011.
     The Audit Committee discussed with BDO which audited RXi’s annual financial statements for 2010, matters relating to its independence, including a review of audit and non-audit fees and the letter and written disclosures made by BDO to the Audit Committee pursuant to Public Company Accounting Oversight Board (United States) Rule 3526.
     Audit and non-audit services to be provided by BDO are subject to the prior approval of the Audit Committee. In general, the Audit Committee’s policy is to grant such approval where it determines that the non-audit services are not incompatible with maintaining the independent registered public accounting firm’s independence and there are costs or other efficiencies in obtaining such services from the independent registered public accounting firm as compared to other possible providers.
     In addition, the Audit Committee reviewed initiatives aimed at strengthening the effectiveness of RXi’s internal control structure. As part of this process, the Audit Committee continued to monitor and review staffing levels and steps taken to implement recommended improvements in internal procedures and controls.
     Taking all of these reviews and discussions into account, the Audit Committee recommended to our Board of Directors that the Board approve the inclusion of RXi’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.

Respectfully submitted,

Audit Committee:

Stephen S. Galliker, Chairman
Sanford J. Hillsberg
Steven A. Kriegsman

     Compensation Committee
     The Compensation Committee is authorized to review and make recommendations to the full Board of Directors relating to the annual salaries and bonuses of our officers and to determine in its sole discretion all grants of stock options, the exercise price of each option, and the number of shares to be issuable upon the exercise of each option under our various stock option plans. The Committee also is authorized to interpret our stock option plans, to prescribe, amend and rescind rules and regulations relating to the plans, to determine the term and provisions of the respective option agreements, and to make all other determinations deemed necessary or advisable for the administration of the plans. Our Board of Directors has determined that each of the current members of the Compensation Committee, Mr. Kriegsman and Drs. Chin and Nisi, is “independent” under the current independence standards of the NASDAQ Marketplace Rules.
     The Compensation Committee operates pursuant to a written charter, which is available on our website, www.rxipharma.com.
     The Compensation Committee held five meetings during 2010.
     Nomination and Corporate Governance Committee
     The Nomination and Corporate Governance Committee assists our Board of Directors in discharging its duties relating to corporate governance and the compensation and evaluation of the Board. Our Board of Directors has determined that each of the current members of the Nomination and Corporate Governance Committee, Dr. Chin and Mr. Galliker, are “independent” under the current independence standards of the NASDAQ Marketplace Rules.
     The principal responsibilities of the Nomination and Corporate Governance Committee include:
•	identifying individuals qualified to become members of our Board of Directors.

•	selecting, or recommending that our Board of Directors select, the director nominees for the next annual meeting of stockholders.

•	developing and recommending to our Board of Directors a set of applicable corporate governance principles.

•	overseeing and evaluating our Board of Directors and its dealings with management and appropriate committees of the Board of Directors.
     The Nomination and Corporate Governance Committee also established a policy under which stockholders may recommend a candidate for consideration for nomination as a director, articulating expectations to each director, reviewing practices and policies with respect to directors, reviewing functions, duties and composition of the committees of our Board of Directors, reviewing polices with respect to significant issues of corporate public responsibility, recommending processes for annual evaluations of the performance of our Board of Directors and Chief Executive Officer, reporting questions of possible conflicts of interest of board members and overseeing the maintenance and presentation to our Board of Directors of management’s plans for succession to senior management positions.
     The Nomination and Corporate Governance Committee operates pursuant to a written charter, which is available on our website, www.rxipharma.com.
     The Nomination and Corporate Governance Committee held two meetings in 2010.
     The Nomination and Corporate Governance Committee has not established any specific minimum qualifications for director candidates or any specific qualities or skills that a candidate must possess in order to be considered qualified to be nominated as a director.

     Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. In making its nominations, our Nomination and Corporate Governance Committee generally will consider, among other things, an individual’s business experience, industry experience, financial background, breadth of knowledge about issues affecting our company, time available for meetings and consultation regarding company matters and other particular skills and experience possessed by the individual. The Nomination and Corporate Governance Committee does not have a formal diversity policy.
     Strategy Committee
     The ad hoc Strategy Committee was established in March 2009 by our Board of Directors to advise management on strategic matters and to report such matters to our Board of Directors. The current members of the Strategy Committee are Drs. Ahn and Nisi and Messrs. Hillsberg and Kriegsman.
     The Strategy Committee met seven times in 2010.
Section 16(a) Beneficial Ownership Reporting Compliance
     Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required under Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based on the Company’s review of copies of such forms it has received from its executive officers, directors and greater than ten-percent beneficial owners, the Company believes that during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its Reporting Persons were met in a timely manner.
Code of Ethics
     We have adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics is available on our website, www.rxipharma.com.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2010 and 2009 to Noah D. Beerman, our former Chief Executive Officer, Amy Tata, our former acting principal financial officer, and our two other most highly compensated executive officers. On April 13, 2011, we closed our acquisition of Apthera, Inc. (“Apthera”). In connection with the acquisition, Mark J. Ahn, Ph.D., an existing member of our Board of Directors, succeeded Mr. Beerman as our Chief Executive Officer. In addition, Mark W. Schwartz, Ph.D., the Chief Executive Officer of Apthera, became our Executive Vice President and Chief Operating Officer and Robert E. Kennedy, the Chief Financial Officer of Apthera, became our Vice President and Chief Financial Officer. Dr. Ahn, Dr. Schwartz and Mr. Kennedy each entered into new employment agreements with us in connection with the acquisition as described herein. Pursuant to SEC rules, we are providing compensation information for Mr. Beerman and Ms. Tata, because they served as our Chief Executive Officer and acting principal financial officer at December 31, 2010.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principle Position	Year	($)	($)(1)	($)(2)	($)(5)	($)
Noah D. Beerman(3)	2010	376,731	90,000	29,455	300	496,486
Former President and Chief Executive Officer	2009	53,365	55,657	690,305	50	799,377
Amy B. Tata(4)	2010	179,954	16,315	61,438	163	257,870
Former Director of Accounting	2009	112,064	14,400	74,274	144	200,882
Anastasia Khvorova, Ph.D.	2010	283,752	49,941	198,572	300	532,565
Chief Scientific Officer	2009	264,855	42,559	263,900	300	571,614
Pamela Pavco, Ph.D.	2010	281,197	38,933	203,006	300	523,436
Vice President of Pharmaceutical Development	2009	249,192	36,158	174,544	300	460,194

(1)	Year-end bonuses were accrued at December 31, 2010 and 2009 and paid in January 2011 and January 2010 respectively.

(2)	Amounts included under Options Awards reflect the grant date fair value computed in accordance with FASB ASC 718 for the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. The assumptions we used in valuing options are described more fully in “Management’s Discussion and Analysis” and the footnotes to our financial statements incorporated herein by reference to our annual report on Form 10-K for the year ended December 31, 2010.

(3)	Mr. Beerman became President and Chief Executive Officer on November 5, 2009. He resigned effective March 31, 2011

(4)	Ms. Tata served as our acting principal financial officer during 2010. She left our company effective April 13, 2011.

(5)	Consists of life insurance premiums paid by us.
RXi Pharmaceuticals Corporation’s 2007 Incentive Plan
     The RXi Pharmaceuticals Corporation 2007 Incentive Plan, (the “2007 Incentive Plan”), was adopted by our Board of Directors on February 23, 2007 and approved by our stockholders on June 19, 2007. During 2008, the 2007 Incentive Plan was amended to increase the maximum number of shares of common stock authorized for issuance from 2,750,000 to 3,750,000 (the “2008 Amendment”), during 2009, the 2007 Incentive Plan was amended to increase the maximum number of shares of common stock authorized for issuance from 3,750,000 to 4,750,000 (the “2009 Amendment”) and during 2010, the 2007 Incentive Plan was amended to increase the maximum number of shares of common stock authorized for issuance from 4,750,000 to 6,750,000. The 2008 Amendment was adopted by our Board of Directors on June 4, 2008 and approved by our stockholders on July 18, 2008, the 2009 Amendment was adopted by our Board of Directors on March 27, 2009 and approved by our stockholders on June 5, 2009 and the 2010 Amendment was adopted by our Board of Directors on April 15, 2010 and approved by our stockholders on June 4, 2010. On April 21, 2011, our Board of Directors adopted a further amendment to the 2007 Incentive Plan to increase the maximum number of shares of common stock authorized for issuance under the 2007 Incentive Plan from 6,750,000 to 8,750,000. The amendment is subject to approval of our stockholders, and no award of the additional shares authorized by the amendment may be awarded unless and until stockholder approval is obtained. Under the 2007 Incentive Plan, we may grant incentive common stock options, nonqualified stock options and restricted and unrestricted stock awards. As of December 31, 2010, there were 4,333,136 shares subject to outstanding options and 2,199,497 shares available for future grant under the 2007 Incentive Plan.
     Our Board of Directors has appointed its Compensation Committee to act as the administrator of our 2007 Incentive Plan. Subject to board approval, the administrator has the power to select the participants, establish the price, terms and conditions of each option, issue shares upon option exercises and interpret option agreements, and the administrator may at any time modify or amend the 2007 Incentive Plan in any respect, except where stockholders approval is required by law or where such termination or modification or amendment affects the rights of an optionee under a previously granted option and such optionee’s consent has not been obtained.
     In the event of a change of control in which there is an acquiring or surviving entity, the administrator may provide for the assumption or substitution of some or all outstanding awards by the acquirer or survivor. In the absence of an assumption or substitution, each stock option will become fully exercisable prior to the transaction on a basis that gives the holder of the stock option a reasonable opportunity as determined by the administrator, to participate as a stockholder in the transaction following exercise, and the stock option will terminate upon consummation of the transaction. In the case of restricted stock, the administrator may require that any amounts delivered, exchanged or otherwise paid in respect of such stock in connection with the transaction be placed in escrow or otherwise made subject to such restrictions as our Board of Directors deems appropriate.
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
Outstanding Equity Awards
     The following table shows vested and unvested stock award grants outstanding on December 31, 2010 to each of the executive officers named in the summary compensation table who were serving as executive officers as of December 31, 2010:

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexercisable	Price	Expiration
Name	(#)	(#)	($)	Date
Noah D. Beerman(1)	87,500	262,500	2.19	11/5/2019
President and Chief Executive Officer	1,086	4,706	5.66	1/14/2020
Amy B. Tata(2)	16,250	3,750	5.00	8/16/2017
Director of Accounting	8,340	5,013	7.50	4/18/2018
	8,750	11,250	4.19	1/15/2019
	2,265	9,816	5.66	1/14/2020
Anastasia Khvorova, Ph.D.(3)	95,000	95,000	10.43	10/17/2018
Chief Scientific Officer	31,250	68,750	2.92	9/22/2019
	5,096	22,086	5.66	1/14/2020
	1,875	13,125	4.41	4/15/2020
Pamela Pavco, Ph.D.(4)	136,229	9,082	5.00	5/23/2017
Vice President of Pharmaceutical Development	26,140	15,686	7.50	4/18/2018
	20,562	26,438	4.19	1/15/2019
	5,260	22,794	5.66	1/14/2020
	1,875	13,125	4.41	4/15/2020

(1)	The stock option grant to Mr. Beerman with an exercise price equal to $2.19 vests in 16 equal monthly installments beginning on February 5, 2010. The stock option grant with an exercise price of $5.66 vests in 16 equal monthly installments beginning on April 14, 2010. Mr. Beerman resigned on March 31, 2011, and there will be no further vesting of his options after that date.

(2)	The stock option grant to Ms. Tata with an exercise price equal to $5.00 vests in 16 equal quarterly installments beginning on November 16, 2007. The stock option grant with an exercise price equal to $7.50 vests in 16 equal quarterly installments of beginning on July 18, 2008. The stock option grant with an exercise price equal to $4.19 vests in 16 equal quarterly installments beginning on April 15, 2009. The stock option grant with an exercise price equal to $5.66 vests in 16 equal installments beginning on April 14, 2010. The stock option grant with an exercise price equal to $4.41 vests in 16 equal installments beginning on July 15, 2010. Ms. Tata left our company effective April 13, 2011, and there will be no further vesting of her options after that date.

(3)	The stock option grant to Dr. Khvorova with an exercise price equal to $10.43 vests in 16 equal quarterly installments beginning on January 17, 2009. The stock option grant with an exercise price equal to $2.92 vests in 16 equal installments beginning on December 22, 2009. The stock option grant with an exercise price equal to $5.66 vests in 16 equal installments beginning on April 14, 2010. The stock option grant with an exercise price equal to $4.41 vests in 16 equal installments beginning on July 15, 2010. In each case, vesting is subject to Dr. Khvorova remaining in our employ through the vesting date.

(4)	The stock option grant to Dr. Pavco with an exercise price equal to $5.00 vests in 16 equal quarterly installments beginning on June 7, 2007. The stock option grant with an exercise price equal to $7.50 vests in 16 equal quarterly installments of beginning on July 18, 2008. The stock option grant with an exercise price equal to $4.19 vests in 16 equal quarterly installments beginning on April 15, 2009. The stock option grant with an exercise price equal to $5.66 vests in 16 equal installments beginning on April 14, 2010. The stock option grant with an exercise price equal to $4.41 vests in 16 equal installments beginning on July 15, 2010. In each case, vesting is subject to Dr. Pavco remaining in our employ through the vesting date.
Pension Benefits
     We do not have any qualified or non-qualified defined benefit plans.
Nonqualified Defined Compensation
     We do not have any nonqualified defined compensation plans.
Termination-Based Compensation
     We have agreements in place with our named executive officers as described below that provide for acceleration of option vesting and severance payments upon termination of such officer’s employment or a change of control.
Termination Agreements
     Noah D. Beerman
     On March 30, 2011, we entered into an agreement and release (the “Separation Agreement”) with Noah D. Beerman, our former Chief Executive Officer, pursuant to which the parties agreed that Mr. Beerman’s employment would terminate on March 31, 2011 (the “Separation Date”). Mr. Beerman also resigned as a director of the Company as of the Separation Date.
     Under the Separation Agreement, and in lieu of any compensation that was otherwise payable to Mr. Beerman pursuant to our employment agreement with Mr. Beerman dated November 5, 2009, we agreed to make a lump-sum payment to Mr. Beerman in the amount of $122,500 and to grant Mr. Beerman a stock award under our 2007 Incentive Plan consisting of 201,342 shares of common stock (the “Severance Shares”), which number was determined by dividing $300,000 by $1.49, the closing price of our common stock on April 1, 2011 (the “Issue Price”). The Severance Shares are subject to certain lock-up restrictions for a period of 90 days following the Separation Date with respect to one-third of the Severance Shares, and for a period of 180 days following the Separation Date with respect to two-thirds of the Severance Shares (each such date on which the lock-up restrictions expire, a “Release Date”). In the event the average closing price of our common stock for the five trading days preceding the applicable Release Date is lower than the Issue Price, Mr. Beerman will be issued an additional number of Severance Shares or, at our election, a cash payment, or a combination of Severance Shares and a cash payment, such that Mr. Beerman will receive a total value of $100,000 and $200,000, respectively, with respect to the tranche of Severance Shares being released from the lock-up restrictions as of the corresponding Release Date.
     Pursuant to the Separation Agreement, we also accelerated the vesting of the stock option granted to Mr. Beerman on November 5, 2009 relating to 350,000 shares of our common stock (the “2009 Award”), such that the number of shares scheduled to vest during the twelve-month period following the Separation Date vested in full and became immediately exercisable as of the Separation Date. Accordingly, as of the Separation Date, the 2009 Award represented the right to purchase 196,875 shares of our common stock at an exercise price of $2.19 per share, with the remaining 153,125 shares subject to the 2009 Award being forfeited. The Separation Agreement provides that all vested stock options held by Mr. Beerman as of the Separation Date will remain exercisable for a period of 90 days following the Separation Date.
     Amy B. Tata
     On April 13, 2011, we entered into an agreement and release with Amy B. Tata, our former Director of Accounting, pursuant to which the parties agreed that Ms. Tata’s employment would terminate on April 13, 2011.
     Upon termination of Ms. Tata’s employment by employer without cause during the term of employment, all compensation and benefits ceased thereunder and the employee was entitled to payment of (a) any accrued but unpaid salary, accrued but unpaid Stipend, accrued but unpaid expense reimbursement and accrued but unused paid time off as of the date of such termination; (b) six (6) months of salary from the date of termination, and (c) continued participation, at employer’s cost and expense, during the six month severance period in any employer-sponsered health benefit plans in which the employee was participating as of the date of separation. The value of the salary and benefits severance package is approximately $75,202.
     Pursuant to Ms. Tata’s employment agreement, the Company also accelerated the vesting of the stock option awards granted to Ms. Tata during her employ at RXi, relating to shares of the Company’s common stock, such that the number of shares scheduled to vest during the six-month period following the date of separation vested in full and became immediately exercisable as of the date of separation. The employment agreement provides that all vested stock options held by Ms. Tata as of the date of separation will remain exercisable for a period of 90 days following the date of separation.
     Anastasia Khvorova, Ph.D.
     Upon termination of Dr. Khvorova employment without cause (as defined) by us or by Dr. Khvorova as a result of an involuntary termination, she is entitled to payment of (a) any accrued but unpaid salary and unused vacation as of the date of her termination, (b) six months of salary from the date of termination and (c) continued participation, at our expense, during the severance period (as defined) in any of our sponsored group benefit plans in which Dr. Khvorova was participating as of the date of termination.
     Additionally, any options issued to Dr. Khvorova under our 2007 Incentive Plan, that would have vested during the severance period will vest and become exercisable as of the date of her termination without cause or as a result of involuntary termination. Furthermore, upon the occurrence of a covered transaction, as defined in our 2007 Incentive Plan, all options issued to Dr. Khvorova under the 2007 Incentive Plan, will vest and become exercisable. In the event that Dr. Khvorova was terminated from the Company without cause at December 31, 2010, the value of her severance package would be approximately $249,785 including salary and benefits of approximately $164,082 and the fair value of stock options that would vest as a result of this termination of approximately $85,703. In addition to the payments upon termination of Dr. Khvorova, all options issued to Dr. Khvorova under her employment agreement will vest in full and become exercisable as to all of the shares covered thereby upon the occurrence of a covered transaction as defined in our 2007 Incentive Plan. The fair value of stock options that would vest as a result of a covered transaction is approximately $414,818. The fair value of the options, based on the following assumptions, was estimated using the Black-Scholes option-pricing model. Due to the fact that we have limited history of stock trading, our expected stock-price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly traded. We used a weighted-average expected stock-price volatility of 113.13% and 114.54% for a termination without cause and upon the occurrence of a covered transaction, respectively. The expected life assumption is based on a simplified method provided for under, ASC 718, which averages the contractual term of the Company’s options (ten years) with the ordinary vesting term (four years). The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk-free rate of 3.23% and 3.22% for a termination without cause and upon the occurrence of a covered transaction, respectively, used for each grant is equal to the zero coupon rate in effect at the time of the grant for instruments with similar expected life.
     Pamela Pavco, Ph.D.
     Upon termination of Dr. Pavco employment without cause (as defined) by us or by Dr. Pavco as a result of an involuntary termination, she is entitled to payment of (a) any accrued but unpaid salary and unused vacation as of the date of her termination, (b) six months of salary from the date of termination and (c) continued participation, at our expense, during the severance period (as defined) in any of our sponsored group benefit plans in which Dr. Pavco was participating as of the date of termination.

     Additionally, any options issued to Dr. Pavco under our 2007 Incentive Plan, that would have vested during the severance period will vest and become exercisable as of the date of her termination without cause or as a result of involuntary termination. Furthermore, upon the occurrence of a covered transaction, as defined in our 2007 Incentive Plan, all options issued to Dr. Pavco under the 2007 Incentive Plan, will vest and become exercisable. In the event that Dr. Pavco was terminated from the Company without cause at December 31, 2010, the value of her severance package would be approximately $194,988 including salary and benefits of approximately $145,000 and the fair value of stock options that would vest as a result of this termination of approximately $49,988. In addition to the payments upon termination of Dr. Pavco, all options issued to Dr. Pavco under her employment agreement will vest in full and become exercisable as to all of the shares covered thereby upon the occurrence of a covered transaction as defined in our 2007 Incentive Plan. The fair of stock options that would vest as a result of a covered transaction is approximately $157,916. The fair value of the options, based on the following assumptions, was estimated using the Black-Scholes option-pricing model. Due to the fact that we have limited history of stock trading, our expected stock-price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly traded. We used a weighted-average expected stock-price volatility of 110.92% and 113.65% for a termination without cause and upon the occurrence of a covered transaction, respectively. The expected life assumption is based on a simplified method provided for under, ASC 718, which averages the contractual term of the Company’s options (ten years) with the ordinary vesting term (four years). The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk-free rate of 3.37% and 2.86% for a termination without cause and upon the occurrence of a covered transaction, respectively, used for each grant is equal to the zero coupon rate in effect at the time of the grant for instruments with similar expected life.
     Dr. Pavco’s severance payments will only be triggered in the event that her employment is terminated by us without cause or by Dr. Pavco herself as a result of an involuntary termination, which, for purposes of her employment agreement, means any of the following: (a) our breach of any material term of the employment agreement; provided that the first occasion of any particular breach shall not constitute such cause unless we have failed to cure such breach within 60 days after receiving written notice from Dr. Pavco stating the nature of such breach (b) a reduction in Dr. Pavco’s salary (c) a reduction in Dr. Pavco’s title, (d) the reduction of Dr. Pavco’s duties from those typically assigned to a Vice President of a similarly situated biotechnology or pharmaceutical company. In addition to the above, in the event we undergo a change of control (as defined) and Dr. Pavco’s employment is terminated by us or by Dr. Pavco for involuntary termination, within one year after the change of control (other than for cause (as defined)), then: (i) the greater of (a) 50% of Dr. Pavco’s unvested options shall vest immediately, or (b) 12 months’ unvested options shall vest immediately, and (ii) Dr. Pavco will be entitled to (a) any accrued but unpaid salary and unused vacation time as of the date of such termination, (b) 12 months’ of salary from the date of termination, payable in accordance with our normal payroll practice, and (c) continued participation, at our expense and cost, during those 12 months in any of our sponsored group benefit plans in which Dr. Pavco was participating as of the date of termination. In the event that Dr. Pavco was terminated following a change of control, the value of salary and benefits Dr. Pavco would be entitled to receive during those 12 months would be approximately $290,000. As any options held by Dr. Pavco’s at the time of the change of control would vest immediately, the accelerated vesting provisions described above would only apply to options that may be issued to her after the change of control. Because the terms of any such options are unknown, the current fair value of stock options that would vest as a result of such termination cannot be calculated.
Employment Agreements
     Mark J. Ahn, Ph.D.
     We have entered into an employment agreement with Dr. Ahn under which he was engaged to continue his employment as our President and Chief Executive Officer through December 31, 2011. Dr. Ahn’s employment agreement provides for a three-year term expiring on March 30, 2014 (the “Term”) and that Dr. Ahn will receive an initial annual base salary of $400,000. However, Dr. Ahn’s base salary will be reduced to $350,000 if the Company fails to complete a financing transaction with net proceeds of at least $5 million by September 1, 2011 (the “Minimum 2011 Financing”), and will be increased to $425,000 if the Company completes a financing transaction with net proceeds of at least $7.5 million by September 1, 2011. Dr. Ahn will also be eligible to receive an annual performance bonus, the amount of which shall be determined by the board of directors in its sole discretion upon the recommendation of the compensation committee thereof, provided that the amount of such bonus shall in any event be not less than $100,000 for each year of the Term. Pursuant to the employment agreement, Dr. Ahn also received a signing bonus of $100,000 and was granted a 10-year stock option (the “Signing Option”) to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.38 per share. The Signing Option was awarded pursuant to the Company’s Amended and Restated 2007 Stock Incentive Plan and was fully vested and immediately exercisable upon the date of grant. Further, Dr. Ahn was granted a 10-year stock option (the “Regular Option,” and together with the Signing Option, the “Stock Options”) to purchase 525,000 shares of the Company’s common stock at an exercise price of $1.38 per share. The right to purchase the shares subject to the Regular Option vest and become exercisable (i) as to 300,000 shares in eight equal quarterly installments beginning on June 30, 2011, (ii) as to 50,000 shares upon the Company’s common stock trading at a minimum closing price of $3.00 per share for 30 consecutive trading days, (iii) as to 75,000 shares upon the Company’s common stock trading at a minimum closing price of $4.00 per share for 30 consecutive trading days, and (iv) as to 100,000 shares upon the Company’s common stock trading at a minimum closing price of $5.00 per share for 30 consecutive trading days; provided, in each case, that Dr. Ahn remains in the continuous employ of the Company through such vesting date. The Regular Options shall vest in full and become exercisable as to all 525,000 shares upon the occurrence of a “Covered Transaction,” as such term is defined in the Plan.
     The Employment Agreement provides that if the Company terminates Dr. Ahn’s employment without “cause” (as defined in the employment agreement) during the Term or if he terminates his employment for “good reason” (as defined in the employment agreement) then he is entitled to: (i) continue receiving his then current annualized base salary and medical benefits for a period of six months following such termination, which period increases to twelve months upon the completion of the Minimum 2011 Financing (the “Severance Period”), and (ii) continued vesting under the Regular Option for the duration of the Severance Period.
     Mark W. Schwartz, Ph. D.
     We have entered into an employment agreement with Dr. Schwartz for a one-year term expiring on April 13, 2012. Dr. Schwartz will receive an initial annual base salary of $225,000. Dr. Schwartz’s base salary will be increased to $275,000 if the Company completes a financing transaction with net proceeds of at least $5 million during the term of the employment agreement, and will be increased to $300,000 if the Company completes a financing transaction with net proceeds of at least $10 million during the term of the employment agreement. Pursuant to the employment agreement, Dr. Schwartz was granted a 10-year stock option (the “Option”) to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.28 per share. The Option was awarded pursuant to the Company’s Amended and Restated 2007 Stock Incentive Plan and shall vest and become exercisable in 12 equal quarterly installments beginning on July 13, 2011; provided, in each case, that Dr. Schwartz remains in the continuous employ of the Company through such vesting date.
     The employment agreement provides that if the Company terminates Dr. Schwartz’s employment without “cause” (as defined in the employment agreement), then he is entitled to: (i) continue receiving his then current annualized base salary for the remainder of the term of the agreement, and (ii) continued vesting under the Option for the duration of the term of the agreement. The employment agreement further provides that if in connection with a change of control of the Company during the term of the employment agreement, Dr. Schwartz’s compensation, benefits, title, or duties are reduced, or if Dr. Schwartz is required to relocate more than 50 miles from his current residence in connection with such change of control, then Dr. Schwartz shall be considered terminated without cause, in which case he shall be entitled to the benefits set forth in the preceding sentence.
     Robert E. Kennedy
     We have entered into an employment agreement with Mr. Kennedy for a one-year term expiring on April 13, 2012. Mr. Kennedy will receive an initial annual base salary of $175,000. Mr. Kennedy’s base salary will be increased to $200,000 if the Company completes a financing transaction with net proceeds of at least $5 million during the term of the employment agreement, and will be increased to $225,000 if the Company completes a financing transaction with net proceeds of at least $7.5 million during the term of the employment agreement. Pursuant to the employment agreement, Mr. Kennedy was granted a 10-year stock option (the “Option”) to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.28 per share. The Option was awarded pursuant to the Company’s Amended and Restated 2007 Stock Incentive Plan and shall vest and become exercisable in 12 equal quarterly installments beginning on July 13, 2011; provided, in each case, that Mr. Kennedy remains in the continuous employ of the Company through such vesting date.

     The Employment Agreement provides that if the Company terminates Mr. Kennedy’s employment without “cause” (as defined in the employment agreement), then he is entitled to: (i) continue receiving his then current annualized base salary for the remainder of the term of the employment agreement, and (ii) continued vesting under the Option for the duration of the term of the employment agreement.
     The Employment Agreement further provides that the Company shall apply its best efforts to negotiate in good faith a replacement employment agreement with Mr. Kennedy on or before September 30, 2011. In the event the parties have not entered into a new employment agreement by October 1, 2011, then, upon Mr. Kennedy’s written request, he shall be terminated without cause and shall be entitled to the benefits set forth in the preceding paragraph.
     Pamela Pavco, Ph.D.
     We have entered into an employment agreement with Dr. Pavco under which she is engaged to serve as our Vice President of Research and Development or Vice President of Pharmaceutical Development for a term of one year. Dr. Pavco is entitled under her employment agreement to receive an annual base salary of $198,000. In October of 2008, we increased Dr. Pavco’s base salary to $270,000. In October of 2009, we increased Dr. Pavco’s base salary to $278,658. In August of 2010, we increased Dr. Pavco’s base salary to $290,000. On May 23, 2007, pursuant to the terms of her employment agreement, we granted Dr. Pavco an option to purchase 145,311 shares of our common stock at an exercise price equal to the then fair market value of $5.00 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on June 7, 2007. On April 18, 2008, we granted Dr. Pavco an option to purchase 41,826 shares of our common stock at an exercise price equal to the then fair market value of $7.50 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on July 18, 2008. On January 15, 2009, we granted Dr. Pavco an option to purchase 47,000 shares of our common stock at an exercise price of the then fair market value of $4.19 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on April 15, 2009. On January 14, 2010, we granted Dr. Pavco an option to purchase 28,054 shares of our common stock at an exercise price equal to the then fair market value of $5.66 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on April 14, 2010. On April 15, 2010, we granted Dr. Pavco an option to purchase 15,000 shares of our common stock at an exercise price equal to the then fair market value of $4.41 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on July 15, 2010. In each case, vesting is subject to Dr. Pavco remaining in our employ through the vesting dates. All of Dr. Pavco’s option grants are subject to accelerated vesting in the event of a covered transaction, as defined in our 2007 Incentive Plan. Provisions in Dr. Pavco’s agreement related to payments upon termination, a covered transaction and a change of control are described above in “Termination Based Compensation and Termination Agreements.”
     Anastasia Khvorova, Ph.D.
     We have entered into an employment agreement with Dr. Khvorova under which she is engaged to serve as our Chief Scientific Officer. Dr. Khvorova is entitled under her employment agreement to receive an annual base salary of $250,000. In October of 2009, we increased Dr. Khvorova’s base salary to $270,000. In August of 2010, we increased Dr. Khvorova’s base salary to $310,000. On October 17, 2008, pursuant to the terms of her employment agreement, we granted Dr. Khvorova an option to purchase 190,000 shares of our common stock at an exercise price equal to the then fair market value of $10.43 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on January 17, 2009. On September 22, 2009, we granted Dr. Khvorova an option to purchase 100,000 shares of our common stock at an exercise price equal to the then fair market value of $2.92 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on December 22, 2009. On January 14, 2010, we granted Dr. Khvorova an option to purchase 27,182 shares of our common stock at an exercise price equal to the then fair market value of $5.66 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on April 14, 2010. On April 15, 2010, we granted Dr. Khvorova an option to purchase 15,000 shares of our common stock at an exercise price equal to the then fair market value of $4.41 per share. The option has a term of ten years and will vest and become exercisable in 16 equal quarterly installments beginning on July 15, 2010. In each case, vesting is subject to Dr. Pavco remaining in our employ through the vesting dates. All of Dr. Khvorova’s option grants are subject to accelerated vesting in the event of a covered transaction, as defined in our 2007

Incentive Plan. Provisions in Dr. Khvorova’s agreement related to payments upon termination and a covered transaction are described above in “Termination Based Compensation and Termination Agreements.”
Director Compensation
     In the discretion of our Board of Directors, each non-employee director may be paid such fees for his services as a director and be reimbursed for his reasonable expenses incurred in the performance of his duties as director as our Board of Directors determines from time to time.
     The following table sets forth a summary of the compensation paid to certain of our non-employee directors in 2010:

	Fees Earned
	or Paid	Stock		All Other
Name	in Cash ($)	Awards ($)	Option Awards ($)(1)	Compensation ($)	Total ($)
Mark. J. Ahn, Ph.D.(2)	64,500	—	245,875	—	310,375
Richard Chin, M.D.	49,000	—	245,875	—	294,875
Stephen S. Galliker	73,500	—	245,875	—	319,375
Sanford J. Hillsberg	103,000	—	245,875	—	348,875
Steven A. Kriegsman	65,750	—	463,520	—	529,270
Rudolph Nisi, M.D.	55,000	—	245,875	—	300,875

(1)	Amounts included under options awards reflect the grant date fair value computed in accordance with ASC 718 for the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. The assumptions we used in valuing options are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements contained in this Annual Report on Form 10-K.

(2)	Dr. Ahn was appointed as our President and Chief Executive Officer on March 31, 2011.
     Cash Compensation
     Under our director compensation plan, each director who is not an employee received the following cash compensation for service on our Board of Directors and committees of our Board of Directors during 2010:
•	an annual retainer fee of $20,000 for each director, payable quarterly,

•	an annual retainer fee of $10,000 for the chairperson of each committee of our Board of Directors other than the audit committee, payable quarterly,

•	an annual retainer fee of $20,000 for the chairperson of the audit committee of our Board of Directors, payable quarterly,

•	an annual retainer fee of $40,000 for the Chairman of our Board of Directors, payable quarterly,

•	a fee of $1,500 per board meeting attended by the director, such fee payable for meetings attended in person or telephonically,

•	a fee of $1,500 per audit committee meeting attended by the chair of the committee, such fees payable for meetings attended in person or telephonically,

•	a fee of $1,250 per audit committee meeting attended by other directors who are members of the committee, such fees payable for meetings attended in person or telephonically,

•	a fee of $1,250 per all other committee meetings attended by the chair of the committee, such fees payable for meetings attended in person or telephonically,

•	a fee of $1,000 per all other committee meeting attended by other directors who are members of the committee, such fees payable for meetings attended in person or telephonically, and
     Equity Compensation
     On January 14, 2010, as part of their annual grant, Messrs. Galliker, Hillsberg and Kriegsman and Drs. Ahn, Chin and Nisi were granted an option of 50,000 shares at an exercise price of $5.66 per share. These options were fully vested at December 31, 2010. These options have a ten-year term and will be exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for a cause, in which case the options are terminated.
     On March 2, 2010, as compensation for services, Mr. Kriegsman was granted an option of 50,000 shares at an exercise price of $5.28 per share. These options were fully vested at December 31, 2010. These options have a ten-year term and will be exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for a cause, in which case the options are terminated.
     On January 13, 2011, as part of their annual grant, Messrs. Galliker, Hillsberg and Kriegsman and Drs. Ahn, Chin and Nisi were granted an option of 50,000 shares at an exercise price of $2.31 per share. These options will be fully vested at December 31, 2011. These options have a ten-year term and will be exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for a cause, in which case the options are terminated.
     On March 25, 2011, Messrs. Galliker, Hillsberg and Kriegsman and Drs. Chin and Nisi were granted an option of 100,000 shares at an exercise price of $1.18 per share. These options will be fully vested at March 25, 2012. These options have a ten-year term and exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for a cause, in which case the options are terminated.
     On March 25, 2011, for their service as a member of an ad hoc Transaction Committee established by our Board of Directors in connection with our acquisition of Apthera, Mr. Hillsberg and Dr. Nisi were each granted an option of 100,000 shares at an exercise of $1.18 per share, which vested immediately upon the effective date. Mr. Kriegsman was granted an option of 200,000 shares at an exercise of $1.18 per share, which vested immediately upon the effective date. These options have a ten-year term and will be exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for a cause, in which case the options are terminated.
     In order to facilitate our recent equity financing completed on April 14, 2011, we entered into written agreements with all of our directors temporarily suspending the exercisability of the stock options held by the directors. The directors’ stock options will again become exercisable only when we have effected an increase in our authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all outstanding options of the Company (including the directors’ stock options), warrants and other securities of the Company that are exercisable for or convertible into common stock.
     Reimbursements
     Our directors are reimbursed for their expenses incurred in attending board of directors, committee and stockholder meetings, including those for travel, meals and lodging.
Tax and Accounting Implications
     Deductibility of Executive Compensation
     As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that corporations may not deduct compensation of more than $1.0 million that is paid to certain individuals. We believe that compensation paid to our executive officers generally is fully deductible for federal income tax purposes.

     Accounting for Share-Based Compensation
     We account for share-based compensation in accordance with the requirements of FASB ASC 718. This accounting treatment has not significantly affected our compensation decisions.
Risk Assessment of Compensation Policies and Practices
     In 2010, the Compensation Committee reviewed the Company’s compensation policies and practices for all employees, including executive officers, and determined that our compensation policies and practices do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.
Board Leadership Structure and Role in Risk Oversight
     Currently, the positions of Chairman of the Board of Directors and Chief Executive Officer of the Company are held by separate individuals, with Mr. Hillsberg serving as Chairman of the Board and Dr. Ahn serving as Chief Executive Officer. Mr. Hillsberg, an independent director, has served as the Chairman of the Board since 2007, and since 2007 we have continuously had a separate Chief Executive Officer. The Chairman of the Board is appointed by the Board of Directors on an annual basis.
     The Board currently believes that this structure is best for the Company, as it allows Dr. Ahn to focus on the Company’s strategy, business and operations, while enabling Mr. Hillsberg to manage the Board of Directors and serve as a liaison between the Board and the Company’s senior management, led by Dr. Ahn. Additionally, the Board currently believes the separation of offices is beneficial, because a separate Chairman can provide the Chief Executive Officer with guidance and feedback on his performance and the Chairman provides a more effective channel for the Board to express its views on management. This structure can also enable Messrs. Hillsberg and Ahn, and the other members of the Board to be better informed and to communicate more effectively on issues, including with respect to risk oversight matters.
     The Board does not believe that a formal policy separating the positions of Chairman of the Board and Chief Executive Officer is necessary or desirable. The Board continually evaluates our leadership structure and could in the future decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and shareholders.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     There are no “interlocks,” as defined by the Securities and Exchange Commission, or SEC, with respect to any member of the Compensation Committee. Mr. Kriegsman (Chairman) and Drs. Chin and Nisi are the current members of the Compensation Committee. None of Mr. Kriegsman and Drs. Chin and Nisi have ever served as an officer of the Company or acted in such capacity.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise of	Under Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options, Warrants	Securities Related
Plan Category	Warrants and Rights	and Rights	in (a))
Equity compensation plans approved by security holders:
2007 Incentive Plan	4,333,136	$5.10	2,199,497
Equity compensation plans not approved by security holders	—	—	—

Total	4,333,136	$5.10	2,199,497

Beneficial Ownership of RXi’s Common Stock
     The following tables set forth information with respect to the beneficial ownership of our common stock as of April 28, 2011 by:
•	any person known by us to be the beneficial owner of 5% or more of our common stock, including any “group” as that term is defined in the Exchange Act;

•	each current director and our named executive officers; and

•	all of our current directors and executive officers as a group.
     Beneficial ownership is determined in accordance with SEC rules, and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities that are exercisable or convertible within 60 days are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
     Unless otherwise noted, the information below is based on the number of shares of our common stock beneficially owned by each person or entity at April 28, 2011 and the number of shares subject to any options and warrants granted to these individuals that are exercisable within 60 days of April 28, 2011 (without regard to the recent agreements with our directors referred to above), which are indicated by footnote. The percentage ownership is based on 41,919,518 shares of our common stock outstanding on April 28, 2011. The information below is without regard to our directors’ recent agreement to a temporary suspension of the exercisability of stock options held by them and to lock-up agreements entered into by our directors and executive officers in connection with our recently completed underwritten public offering.

	Amount and Nature	Percentage of
	of Beneficial	Outstanding
Name of Beneficial Owner	Ownership	Shares
Mark J. Ahn, Ph.D.(1)	312,500	*
Mark W. Schwartz, Ph.D.	337,661	*
Robert E. Kennedy(2)	379,298	*
Anastasia Khvorova(3)	219,053	*
Pamela Pavco, Ph.D.(4)	255,572	*
Richard Chin, M.D.(5)	112,500	*
Stephen S. Galliker(6)	222,500	*
Sanford J. Hillsberg(7)	439,339	1.0%
Steven A. Kriegsman(8)	467,500	1.1%
Rudolph Nisi, M.D.(9)	216,000	*
All executive officers and directors as a group — 9 persons (10)	2,961,923	7.1%

*	Represents less than 1%.

(1)	Consists of shares of common stock underlying stock options.

(2)	Represents shares acquired in our recent acquisition of Apthera. Approximately 10% of the shares shown are currently held in an escrow agreement among RXi, Computershare Trust Company, N.C., and Mr. Kennedy, in his capacity as the representative of the former Apthera stockholders. The escrow share are subject to release from escrow in two equal installments on or about October 13, 2011 and April 13, 2012, respectively. In the meantime, the beneficial owner retains voting power with respect to the escrow shares. Of the shares shown, 2,432 shares are owned of record by Mr. Kennedy’s wife and 2,577 shares are owned of record by Ringneck Investments, a private limited liability company of which Mr. Kennedy is the managing member and, as such, has voting and investment power with respect to such shares. Mr. Kennedy disclaims beneficial ownership of the shares held by Ringneck Investments in excess of his 5.66% equity interest in Ringneck Investments.

(3)	Includes 168,494 shares of common stock underlying stock options.

(4)	Includes 215,632 shares of common stock underlying stock options.

(5)	Consists of shares of common stock underlying stock options.

(6)	Includes 212,500 shares of common stock underlying stock options.

(7)	Includes 312,500 shares of common stock underlying stock options.

(8)	Includes 462,500 shares of common stock underlying stock options.

(9)	Includes 212,500 shares of common stock underlying stock options.

(10)	Includes 2,009,124 shares of common stock underlying stock options.
ITEM 13. CERTAIN RELATIONSHIP, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
     General
     Our Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons, in accordance with its Charter and NASDAQ Marketplace Rules.
     Policies and Procedures for Related Person Transactions
     Transactions between us and one or more related persons may present risks or conflicts of interest or the appearance of conflicts of interest. Our Code of Ethics requires all employees, officers and directors to avoid activities or relationships that conflict, or may be perceived to conflict, with our interests or adversely affect our reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate so long as there is full disclosure of the interest of the related parties in the transaction and review and approval by disinterested directors to ensure there is a legitimate business reason for the transaction and that the transaction is fair to us and our stockholders.

     As noted above, our Audit Committee is responsible for reviewing and approving, if appropriate, all transactions with related persons. The procedures followed by the Audit Committee to evaluate transactions with related persons require:
•	that all related person transactions, all material terms of the transactions, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction must be communicated to the Audit Committee; and

•	that all related person transactions, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee, as required by NASDAQ Marketplace Rules.

Our Audit Committee will evaluate related person transactions based on:

•	Information provided by members of our Board of Directors in connection with the required annual evaluation of director independence;

•	Pertinent responses to the Directors’ and Officers’ Questionnaires submitted periodically by our officers and directors and provided to the Audit Committee by our management;

•	Background information on nominees for director provided by the Nominating and Corporate Governance Committee of our Board of Directors; and

•	Any other relevant information provided by any of our directors or officers.
     In connection with its review and approval or ratification, if appropriate, of any related person transaction, our Audit Committee is to consider whether the transaction will compromise standards included in our Code of Ethics. In the case of any related person transaction involving an outside director or nominee for director, the Audit Committee also is to consider whether the transaction will compromise the director’s status as an independent director as prescribed in the NASDAQ Marketplace Rules.
     All of our related person transactions will be disclosed in our filings with the SEC in accordance with SEC rules.
     RXi and Dr. Khvorova’s 50% owned Company, Advirna, are parties to an option agreement whereby the Company paid $5,000 in 2008 for consideration to be granted the exclusive worldwide rights to license certain technology and $75,000 for the initial maintenance in 2009 under a Patent and Technology Assignment Agreement with Advirna entered into in September 2009.
     Acquisition of Apthera
     On April 13, 2011, the Company completed its acquisition of Apthera, Inc., a Delaware corporation (“Apthera”), of which Mark W. Schwartz, Ph.D. served as President, Chief Executive Officer and director and Robert E. Kennedy served as Chief Financial Officer and director.
     In connection with the acquisition, the Company issued an aggregate of approximately 4.9 million shares of common stock to Apthera’s stockholders. The Company may also be required to make contingent payments to Apthera’s stockholders of up to $32 million based on the achievement of certain development and commercial milestones relating to Apthera’s NeuVax product candidate.
     Sanford Hillsberg, the Chairman of the Company’s board of directors, owned approximately 2.4% of the outstanding shares of Apthera prior to the Merger, for which he will receive the same per share consideration on the same terms and conditions as the other stockholders of Apthera. Mr. Hillsberg disclosed such ownership to the

Company’s Board of Directors prior to the Company submitting its initial letter of intent to Apthera and did not participate in any vote relating to the Merger taken by the Company’s Board of Directors.
Director Independence
     Rule 5605 of the NASDAQ Marketplace Rules requires that a majority of our Board of Directors be comprised of independent directors. In addition, the NASDAQ Marketplace Rules require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance Committees be independent and that our Audit Committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 5605(a)(2) of the NASDAQ Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. For purposes of determining whether a lawyer is eligible to serve on an audit committee, Rule 10A-3 under the Act generally provides that any partner in a law firm that receives payments from the issuer is ineligible to serve on that issuer’s audit committee.
     Our Board of Directors has determined that all our non-employee directors are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Our Board of Directors also determined that each of Messrs. Galliker and Kriegsman, two of the members of our Audit Committee, Mr. Kriegsman and Drs. Chin and Nisi, who comprise our Compensation Committee, and Mr. Galliker and Drs. Chin and Nisi, who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for such Committees established by the Securities and Exchange Commission and the NASDAQ Marketplace Rules, as applicable. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with the Company and other facts and circumstances our Board of Directors deemed relevant in determining independence. Mr. Hillsberg, the other current member of our Audit Committee, and an attorney and Management Committee member of TroyGould PC, may no longer be “independent” under these independence standards, because we recently retained TroyGould PC to provide legal services to RXi. Under the NASDAQ Marketplace Rules, Mr. Hillsberg may continue to serve on our Audit Committee until the next Annual Meeting of our stockholders, at which time our Board intends to appoint Mr. Hillsberg’s replacement on the Audit Committee.
     For additional information regarding director independence and committee memberships, see “Item 10—Directors, Executive Officers and Corporate Governance” of this Amendment No. 1 to our 2010 Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The fees for 2010 and 2009 billed to us by BDO for professional services rendered for the audit and quarterly reviews of our financial statements, S-3 and S-8 Registration Statements were $197,000 and $217,000, respectively.
Audit Related Fees
     There were no audit related fees.
Tax Fees
     The fees for 2010 and 2009 billed to us by BDO for tax compliance, tax advice, and tax planning were $7,500 for each year.

All Other Fees
     Except as described above, no services were rendered by BDO for 2010 and 2009.
Pre-Approval Policies and Procedures
     It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be approved in advance by our Audit Committee. Our Audit Committee pre-approved all services provided to us by BDO for 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RXi PHARMACEUTICALS CORPORATION
Dated: May 2, 2011	By:	/s/ Mark J. Ahn
Mark J. Ahn, Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark J. Ahn	President, Chief Executive Officer and Director	May 2, 2011
Mark J. Ahn, Ph.D.	(Principal Executive Officer)

/s/ Robert E. Kennedy	Vice President and Chief Financial Officer	May 2, 2011
Robert E. Kennedy	(Principal Financial Officer)

/s/ Sanford J. Hillsberg	Director	May 2, 2011
Sanford J. Hillsberg

/s/ Richard Chin	Director	May 2, 2011
Richard Chin

/s/ Stephen S. Galliker	Director	May 2, 2011
Stephen S. Galliker

/s/ Steven A. Kriegsman Steven A. Kriegsman	Director	May 2, 2011

Exhibit
Number	Description
31.3	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn

31.4	Sarbanes-Oxley Act Section 302 Certification of Robert E. Kennedy