Form 10-Q
period 2011-03-31
RXI PHARMACEUTICALS CORP
filed 2011-05-16
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of May 13, 2011, RXi Pharmaceuticals Corporation had 41,718,176 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED MARCH 31, 2011
INDEX

			Page
Part No.	Item No.	Description	No.
I		FINANCIAL INFORMATION

	1	Financial Statements	2

		Condensed Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	2

		Condensed Statements of Expenses for the three months ended March 31, 2011 and 2010, and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2011 (unaudited)	3

		Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2011(unaudited)	4

		Notes to Condensed Financial Statements (unaudited)	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	4	Controls and Procedures	15

II		OTHER INFORMATION

	1	Legal Proceedings	16

	1A	Risk Factors	16

	2	Unregistered Sales of Equity Securities and Use of Proceeds	16

	3	Defaults Upon Senior Securities	16

	4	Reserved	16

	5	Other Information	16

	6	Exhibits	16

Index to Exhibits

Signatures			17
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

		December
	March 31,	31,
	2011	2010
ASSETS

Current assets:

Cash and cash equivalents	$11,115	$6,891
Prepaid expenses and other current assets	283	150

Total current assets	11,398	7,041

Equipment and furnishings, net	466	419
Deposits	16	16

Total assets	$11,880	$7,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$726	$724
Accrued expenses and other current liabilities	1,916	1,113
Current maturities of capital lease obligations	59	51
Fair value of warrants potentially settleable in cash	5,915	3,138

Total current liabilities	8,616	5,026
Capital lease obligations, net of current maturities	33	20

Total liabilities	8,649	5,046

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 25,469,086 shares issued and 24,794,086 shares outstanding and 19,047,759 shares issued and 18,372,759 outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	66,662	62,020
Deficit accumulated during the developmental stage	(59,585)	(55,743)
Less treasury shares at cost, 675,000 shares	(3,848)	(3,849)

Total stockholders’ equity	3,231	2,430

Total liabilities and stockholders’ equity	$11,880	$7,476

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF EXPENSES
(Amounts in thousands, except share and per share data)
(Unaudited)

			Period
			from
			January 1,
			2003
			(Date of
	For the Three	For the Three	Inception)
	Months Ended	Months Ended	to
	March 31,	March 31,	March 31,
	2011	2010	2011
Expenses:
Research and development expenses	$1,941	$1,499	$28,624
Research and development employee stock-based compensation expense	246	273	2,653
Research and development non-employee stock-based compensation expense (income)	(31)	154	6,032
Fair value of common stock in exchange for licensing rights	—	—	3,954

Total research and development expenses	2,156	1,926	41,263
General and administrative expenses	1,921	1,448	23,031
General and administrative employee stock-based compensation	1,099	772	8,484
Common stock warrants issued for general and administrative expenses	76	310	2,370
Fair value of common stock issued in exchange for general and administrative expenses	23	—	304

Total general and administrative expenses	3,119	2,530	34,189

Operating loss	(5,275)	(4,456)	(75,452)
Interest income (expense)	(1)	(1)	627
Other income	1,435	571	5,200

Net loss	$(3,841)	$(3,886)	$(69,625)

Net loss per common share:
Basic and diluted loss per share	$(0.19)	$(0.24)	N/A

Weighted average common shares outstanding:
Basic and diluted	20,316,170	16,386,435	N/A

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
	For the Three		January 1, 2003
	Months	For the Three	(Date of
	Ended	Months Ended	Inception)
	March 31,	March 31,	through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(3,841)	$(3,886)	$(69,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37	42	538
Loss on disposal of equipment	—	—	12
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	1,314	1,199	17,171
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of common stock warrants issued in exchange for services	76	310	2,370
Fair value of common stock issued in exchange for services	23	—	304
Change in fair value of common stock warrants issued in connection with various equity financings	(1,435)	(571)	(3,626)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	(133)	(340)	(283)
Accounts payable	2	496	726
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	930	306	2,250

Net cash used in operating activities	(3,027)	(2,444)	(47,137)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(40)	(14)	(726)
Disposal of equipment and furnishings	—	—	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

Net cash used in investing activities	(40)	(14)	(807)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,314	15,235	53,681
Cash paid for repurchase of common stock	—	(3,849)	(3,849)
Net proceeds from exercise of common stock options	—	255	610
Repayments of capital lease obligations	(23)	(13)	(149)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	7,291	11,628	59,059

Net increase in cash and cash equivalents	4,224	9,170	11,115
Cash and cash equivalents at the beginning of period	6,891	5,684	—

Cash and cash equivalents at end of period	$11,115	$14,854	$11,115

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$1	$724

Cash paid during the period for interest	$1	$—	$8

			Period From
	For the	For the	January 1,
	Three	Three	2003
	Months	Months	(Date of
	Ended	Ended	Inception)
	March	March	through
	31,	31,	March 31,
	2011	2010	2011
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$4,212	$2,466	$9,541

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$—	$785	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$44	$28	$241

Value of restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$427	$157	$634

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
RXi Pharmaceuticals Corporation (“RXi” or the “Company” ) was formed in 2006 by CytRx Corporation (“CytRx”) (Nasdaq: CYTR) and four prominent RNAi researchers, including Dr. Craig Mello, who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNAi. From 2003 through 2006, CytRx sponsored therapeutic RNAi research at the University of Massachusetts Medical School, (“UMMS”) and Massachusetts General Hospital. The Company commenced operations in January 2007 after CytRx contributed to the Company its portfolio of RNAi therapeutic assets in exchange for approximately 7.04 million shares of the Company’s common stock. These assets consisted primarily of RNAi licenses and related intellectual property and a nominal amount of equipment.
Prior to the acquisition of Apthera, Inc. on April 13, 2011, RXi’s principal activities consisted of conducting discovery research and pre-clinical development activities utilizing the Company’s RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and biotechnology companies.
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
The Company believes that its existing cash and cash equivalents along with the additional $10 million in proceeds from the Company’s April 2011 Offering (See Note 8) should be sufficient to fund its operations through at least the first quarter of 2012. In the future, the Company will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain its operations and meet its obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate, the Company’s operations or to seek to merge with or to be acquired by another company.
The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the three month periods ended March 31, 2011 and 2010, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through March 31, 2011 is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
“Derivatives and Hedging — Contracts in Entity’s Own Stock”, the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company in certain events, as defined.
Obligations to Repurchase Shares of the Company’s Equity Securities
     In accordance with FASB ASC Topic 480-10, “Distinguishing Liabilities from Equity”, the Company recognizes all obligations to repurchase shares of its equity securities that require or may require the Company to settle the obligation by transferring assets, as liabilities or assets in some circumstances measured at fair value with changes in fair value reflected as current period income or loss and are accounted for as such.
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
     On March 30, 2011, the Company entered into a severance agreement with its former President and Chief Executive Officer whereby, among other things, it agreed to issue shares to the former officer such that the number of shares issued times the market price of the shares on the day immediately following the separation date equal a value of $300,000. The agreement further provides that the Company will, at its option provide a cash payment or additional shares to the former officer such that 90 days and 180 days with respect to the value of 1/3 of the shares issued and 2/3 of the shares issued, respectively at the separation date equal a guaranteed value of $100,000 as to the 90 day measurement date and $200,000 as to the 180 day measurement date based on the closing price of the Company’s common stock for the five days preceding each measurement date in the event the value received is less than the guaranteed value. The Company recorded a liability of $300,000 which is included in accrued expenses since the valuation of the common stock issued will not be completed until the final number of shares and or cash payments is determined.

		Quoted Prices in	Significant Other
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$11,115	$11,115	$—	$—

Total assets	$11,115	$11,115	$—	$—

Liabilities:
Warrants potentially settleable in cash	$6,215	$—	$6,215	$—
Common stock potentially settleable in cash	$300	—	$300	—

Total liabilities	$6,515	$—	$6,515	$—

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$6,891	$6,891	$—	$—

Total assets	$6,891	$6,891	$—	$—

Liabilities:
Warrants potentially settleable in cash	3,138	—	3,138	—

Total liabilities	$3,138	$—	$3,138	$—

Fair Value of Financial Instruments
     The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
3. Stock Based Compensation
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
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three month period ended March 31, 2011 and 2010, the following assumptions were used:

	2011	2010
Weighted average risk-free interest rate	2.33%	2.79%
Weighted average expected volatility	112.95%	111.61%
Weighted average expected lives (years)	5.76	5.94
Weighted average expected dividend yield	0.00%	0.00%
The weighted average fair value of options granted during the three month period ended March 31, 2011 and 2010 was $1.20 and $4.95 per share, respectively.
     RXi’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. RXi has estimated an annualized forfeiture rate of 15.0% for options granted to its employees, 8.0% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.
     The following table summarizes stock option activity from January 1, 2011 through March 31, 2011:

		Weighted
		Average	Aggregate
	Total Number	Exercise	Intrinsic
	of Shares	Price	Value

Outstanding at January 1, 2011	4,333,136	$5.10	$137,000
Granted	1,832,500	1.44	180,000
Exercised	—	—	—
Cancelled	100,372	4.79	—

Outstanding at March 31, 2011	6,065,264	3.98	180,000

Options exercisable at March 31, 2011	4,091,857	4.49	$80,000

     The aggregate intrinsic values of outstanding and exercisable options at March 31, 2011 were calculated based on the closing price of the Company’s common stock on March 31, 2011 of $1.38 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised was calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the date of exercise.
     In March 2011, the Company granted a total of 220,729 Restricted Stock Units (RSUs). The RSUs had an aggregate intrinsic value of $256,046. As of March 31, 2011, all of the RSUs had vested in full.
4. Net Loss Per Share
     The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260 “Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2011	2010
Options to purchase common stock	6,065,264	4,151,279
Warrants to purchase common stock	8,250,642	2,100,642

Total	14,315,906	6,251,921

5. License Agreements
     As part of its business, the Company enters into licensing agreements, which often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, RXi is required to make royalty payments based upon a percentage of product sales.
     An individual milestone payment required under the licensing arrangements may be material, and in the event that multiple milestones are reached in the same period, the aggregate payments associated with the milestones could adversely affect the results of operations or affect the comparability of our period-to-period results. In addition, these licensing arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations relating to minimum annual maintenance fees and milestone payments have not changed significantly from December 31, 2010.
6. Equity
     On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million (the“2011 Offering”). The offering provided approximately $7.3 million to the Company after deducting the underwriting discounts and commissions and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise price of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). As a result of a subsequent offering that was completed on April 15, 2011, the exercise price of all of the warrants sold in the offering has been reduced to $1.00 per share.
     The thirteen-month and five-year warrants issued in connection with the 2011 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the date of issuance totaling $4,212,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 113.25%. The expected life assumption is based on the contract term of 1.08 years used for the thirteen-month warrants and 5 years used for the five-year warrants. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.26% used for the thirteen-month warrants and 2.17% used for the five-year warrants is equal to the zero coupon rate in effect at the time of the grant. The increase in the fair value of the warrants from date of issuance to March 31, 2011 of $495,000, has been included in other income and expense in the accompanying condensed statements of expenses for the three months ended March 31, 2011. The fair value of the warrants at March 31, 2011 of $4,707,000 is included as a current liability in the accompanying balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 112.71%. The expected life assumption is based on the remaining contract term of 1 year used for the thirteen-month warrants and 4.9 years used for the five- year warrants. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.30% used for the thirteen-month warrants and 2.24% used for the five-year warrants is equal to the zero coupon rate in effect on the date of the re-measurement
     Certain warrants issued in connection with the March 22, 2010 stock offering (the “2010 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to March 31, 2011 is $1,940,000, of which $669,000

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
has been included in other income and expense in the accompanying condensed statements of expenses for the three months ended March 31, 2011. The fair value of the warrants at March 31, 2011 of $526,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 112.71%. The expected life assumption is based on the remaining contract term of 5.5 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 2.24% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     Certain warrants issued in connection with a registered direct stock offering on August 3, 2009 (the “2009 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to March 31, 2011 is $2,180,000, of which $1,261,000 has been included in other income and expense in the accompanying condensed statements of expenses for the three months ended March 31, 2011. The fair value of the warrants at March 31, 2011 of $682,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 112.71%. The expected life assumption is based on the remaining contract term of 3.3 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 1.29% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
7. Recent Accounting Pronouncements
Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements were adopted by the Company January 1, 2011 and did not have an impact on the Company’s financial position, results of operations or cash flows or require additional disclosures.
Effective January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company evaluated their business relationships to identify potential variable interest entities and have concluded that consolidation of such entities is not required for the periods presented. On a quarterly basis, the Company will continue to reassess our involvement with variable interest entities.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We do not believe that this will have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted updated No. 2010-29 beginning January 1, 2011.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
8. Subsequent Events
     The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date these financial statements were issued. Other than what is disclosed below, during this period, the Company did not have any material recognizable or unrecognizable subsequent events.
On April 13, 2011, the Company completed its acquisition of Apthera, Inc., a Delaware corporation (“Apthera”) under an Agreement and Plan of Merger entered into on March 31, 2011. Subject to the terms and conditions of the merger agreement, the Company’s wholly owned subsidiary formed for this purpose was merged with and into Apthera, with Apthera surviving as a wholly-owned subsidiary of the Company. Under the merger agreement, the Company issued to Apthera’s stockholders approximately 4.9 million shares of common stock of the Company (the “Aggregate Stock Consideration”) and agreed to make future contingent payments of up to $32 million (the “Contingent Consideration”) based on the achievement of certain development and commercial milestones relating to the Company’s NeuVax product candidate. The Contingent Consideration is payable, at the election of the Company, in either cash or additional shares of common stock provided that the Company may not issue any shares in satisfaction of any Contingent Consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the NASDAQ Marketplace Rules.
In connection with the merger, the Company deposited with a third-party escrow agent certificates representing 10% of the Aggregate Stock Consideration , which shares will be available to compensate the Company and related parties for certain indemnifiable losses as described in the merger agreement.
The Company’s Board of Directors continually evaluates their strategic alternatives and recently determined that it was in the best interests of the Company’s stockholders to diversify our development programs with additional development candidates at various stages of development. The Company’s acquisition of Apthera followed from this determination to broaden our strategic direction. The Company believes that acquiring Apthera will enhance their long term prospects by giving them access to a late stage product candidate, NeuVax, which is expected to enter Phase III clinical trials under an FDA-approved Special Protocol Assessment (“SPA”) for the treatment of breast cancer in the first half of 2012 if we are able to satisfy certain FDA information requirements to be released from a clinical hold to commence the trial. Based on the Company’s clinical trials, the Company also believes that NeuVax has the potential to treat other cancers, including prostate, bladder and ovarian cancers. In addition, the Company believes that reducing the scope of their RNAi activities will enable them to commit more resources to RXI-109, the Company’s lead RNAi-product, while maintaining their core RNAi discovery and development capability to advance current collaborations, as well as enable alliances.
The purchase price consideration and allocation of purchase price was as follows:

(in 000’s)
Calculation of allocable purchase price(i):
Fair value of shares issued at closing including escrowed shares expected to be released	$6,367 (ii)
Estimated value of earn-out	3,194

Total allocable purchase price	$9,561

Estimated allocation of purchase price(i):
Cash	$168
Prepaid expenses and other current assets	14
Equipment and furnishings	11
Goodwill	846
In-process research and development	9,637
Accounts payable	(972)
Accrued expenses and other current liabilities	(142)
Notes payable	(1)

$9,561

(i)	The purchase price allocation has not been finalized and is subject to change upon completion of the valuation of intangible assets.

(ii)	The value of the Company’s common stock was based upon a per share value of $1.28, the closing price of the Company’s common stock as of the close of business on April 13, 2011.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
The following presents the pro forma net loss and net loss per common share for the three months ended March 31, 2011 and 2010 of the Company’s acquisition of Apthera assuming the acquisition occurred as of January 1, 2010:

	For the Three Months Ended
	March 31,
	2011	2010
Net loss	$(4,402)	$(4,430)

Net loss per common share	$(0.17)	$(0.21)

Weighted average shares outstanding	25,290,260	21,360,525

On April 13, 2011, the Company granted to its Executive Vice President and Chief Operating Officer and its Vice President and Chief Financial Officer stock options to purchase 40,000 shares and 30,000 shares, respectively of the Company’s common stock at an exercise price of $1.28 per share, which equaled the Company’s closing stock price on that date. The options vest quarterly over a three year period and expire ten years from the grant date.
On April 13, 2011, the Company granted options to purchase 100,000 shares of the Company’s common stock to a member of its Scientific Advisory Board at an exercise price of $1.28 per share, which equaled the Company’s closing stock price on that date. These options vests quarterly over a three year period and expire ten years from the grant date.
On April 14, 2011, all of the Company’s directors and certain of the Company’s executive officers executed agreements with the Company under which they agreed that none of their outstanding stock options will be exercisable unless and until our stockholders increase the number of authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock. An aggregate of 3,398,256 option shares are covered by these agreements.
On April 20, 2011, the Company completed a public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share. The shares of common stock and warrants immediately separable and no separate units were issued. The warrants are exercisable beginning one year and one day from the date of issuance, but only if the Company’s stockholders approve an increase in the number of authorized shares of common stock of the Company, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other offering expenses, were approximately $10.9 million. In connection with the April financing, the Company agreed to hold a stockholders meeting no later than July 31, 2011 in order to seek stockholder approval for an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares or our common stock to 100,000,000 shares. The Board of Directors of the Company subsequently adopted and amendment to increase the authorized shares of common stock to 125,000,000, which will be presented for approval by the stockholders of the Company at the upcoming 2011 Annual Meeting of Stockholders. The Company also agreed in connection with the April financing that, if it does not increase the number of authorized shares of common stock by April 16, 2012, the Company will pay liquidated damages in the aggregate amount of $2,500,000.
     On April 15, 2011, the holders of outstanding warrants issued in the Company’s March 2011 offering to purchase an aggregate of 3,450,000 shares of common stock agreed to exchange such warrants for warrants exercisable for the same number of shares as those being exchanged, but otherwise on the same terms, including the exercise price, as the warrants sold in the Company’s April 2011 financing. As with the other warrants issued in the April financing, these exchanged warrants will not be exercisable unless our stockholders approve an increase in the number of authorized shares of common stock.
On April 21, 2011, the Company’s Board of Directors authorized an increase in the Company’s authorized shares of common stock to 125,000,000 shares, subject to approval of the Company’s stockholders. The Company will seek stockholder approval of the amendment at the upcoming 2011 annual meeting of stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  In this document, “we,” “our,” “ours” and “us” refer to RXi Pharmaceuticals Corporation
  This management’s discussion and analysis of financial condition as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on April 15, 2011.
  The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.
Overview
We are a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using RNAi-targeted and immunotherapy technologies. We are pursuing (1) cancer therapies utilizing peptide-based immunotherapy products, including our main product candidate NeuVax, for the treatment of various cancers and (2) proprietary therapeutics based on RNA interference, or “RNAi”, a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence”, expression of targeted disease-associated genes
We were formed in 2006 by CytRx Corporation (“CytRx”) (Nasdaq: CYTR) and four prominent RNAi researchers, including Dr. Craig Mello, who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNAi. From 2003 through 2006, CytRx sponsored therapeutic RNAi research at the University of Massachusetts Medical School, (“UMMS”) and Massachusetts General Hospital. We commenced operations in January 2007 after CytRx contributed to us its portfolio of RNAi therapeutic assets in exchange for approximately 7.04 million shares of our common stock. These assets consisted primarily of RNAi licenses and related intellectual property and a nominal amount of equipment.
On April 13, 2011, the Company completed its acquisition of Apthera, Inc., a Delaware corporation (“Apthera”) under an Agreement and Plan of Merger entered into on March 31, 2011. Prior to the acquisition of Apthera, our principal activities consisted of conducting discovery research and pre-clinical development activities utilizing our RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and biotechnology companies.
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

Results of Operations
For the Three Months Ended March 31, 2011 and March 31, 2010
     For the three months ended March 31, 2011, our net loss was approximately $3,841,000, compared with a net loss of $3,886,000 for the three months ended March 31, 2010. The loss decreased by $45,000, or approximately 1%. Reasons for the variations in the losses between the quarters are discussed below.
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
     Total research and development expenses were approximately $2,156,000 for the three months ended March 31, 2011, compared with $1,926,000 for the three months ended March 31, 2010. The increase of $230,000, or 12% was due to an increase of $442,000 in ocular and dermal anti-scarring related studies and consulting activities, offset by a decrease in non-cash employee and non-employee share based compensation of $212,000, primarily related to timing of grants and changes in our Black-Scholes assumptions.
General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.
     General and administrative expenses were approximately $3,118,000 for the three months ended March 31, 2011, compared with $2,530,000 for the three months ended March 31, 2010. The increase of $588,000 or 23% was due to a $327,000 increase in non-cash share based compensation which was partially offset by a $234,000 decrease in non-cash compensation expense related to a warrant issued for business advisory services. Excluding the non-cash items, general and administration expenses were approximately $1,919,000 for the three months ended March 31, 2011, compared with $1,448,000 for the three months ended March 31, 2010. This $471,000 increase was primarily due to severance payments in connection with the reduction in force and a sign-on bonus in relation to the succession of a new President and CEO of the Company.
Interest Income
     Interest income was negligible for the three months ended March 31, 2011 and 2010. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.
Other Income/Expense
     Other income and expense for the three months ended March 31, 2011 includes $1,435,000 in non-cash expense related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009, 2010 and 2011. The fair value of the 2009, 2010 and 2011 warrants of $5,915,000 is included as a current liability in the accompanying balance sheets and was determined using the Black-Scholes option pricing model.
Liquidity and Capital Resources
     We had cash and cash equivalents of approximately $11.1 million as of March 31, 2011, compared with $14.9 million as of March 31, 2010, and $19.6 million as of April 30, 2011. The increase in our cash and cash equivalents from March 31, 2011 to April 30, 2011 is attributable to the net proceeds of approximately $10.9 million from the offering that closed on April 20, 2011.
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

Net Cash Flow from Operating Activities
Net cash used in operating activities was approximately $3,027,000 for the three months ended March 31, 2011, compared with $2,444,000 for the three months ended March 31, 2010. The increase of approximately $583,000 resulted primarily from a net loss of $3,841,000, of which $1,314,000 related to stock-based compensation, $23,000 related to common stock issued in exchange for services, $76,000 related to stock warrant expense in exchange for services, $37,000 related to depreciation and $1,435,000 that reflects the fair value of warrants and mandatorily redeemable stock obligations issued with the registered direct financings completed by the Company in 2009, 2010 and 2011 and $800,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
Net cash used in investing activities was approximately $40,000 for the three months ended March 31, 2011, compared with $14,000 for the three months ended March 31, 2010. The increase was primarily due to purchases of equipment and furnishings in 2011.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $7,291,000 for the three months ended March 31, 2011, compared with $11,628,000 for the three months ended March 31, 2010. The decrease was primarily due to net proceeds from the issuance of common stock in the amount of $7,314,000 to institutional investors in March 2011, compared with net proceeds from the issuance of common stock in the amount of $15,235,000 to institutional investors in the first quarter of 2010.
Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing, other than operating leases.
Critical Accounting Policies and Estimates
     In our Annual Report on Form 10-K for the year ended December 31, 2010, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2010. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1.A RISK FACTORS
You should consider the “Risk Factors” included under Item 1A. of our annual report on Form 10-K for the year ended December 31, 2010, filed on April 15,2011 with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit
Number	Description
4.1	Form of 13-Month Common Stock Purchase Warrant issued in March 2011(1).

4.2	Form of Five-Year Common Stock Purchase Warrant issued in March 2011(1).

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 1, 2011 (File No. 001-33958) and incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi PHARMACEUTICALS CORPORATION (Registrant)
By:	/s/ Mark Ahn
Mark J. Ahn
President and Chief Executive Officer

By:	/s/ Robert Kennedy
Robert E. Kennedy
Vice President and Chief Financial Officer Date: May 15, 2011