Form 10-Q
period 2011-06-30
RXI PHARMACEUTICALS CORP
filed 2011-08-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-33958
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
Yes ☐ No ☑
As of August 11, 2011, RXi Pharmaceuticals Corporation had 41,986,800 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION
FORM 10-Q — QUARTER ENDED June 30, 2011
INDEX

			Page
Part No.	Item No.	Description	No.
I		FINANCIAL INFORMATION

	1	Financial Statements	2

		Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	2

		Condensed Consolidated Statements of Expenses for the three months ended June 30, 2011 and 2010, the six months ended June 30, 2011 and 2010, and the cumulative amounts for the period January 1, 2003 (date of inception) to June 30, 2011 (unaudited)	3

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and the cumulative amounts for the period January 1, 2003 (date of inception) to June 30, 2011(unaudited)	4

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	4	Controls and Procedures	19

II		OTHER INFORMATION

	1	Legal Proceedings	21

	1A	Risk Factors	21

	2	Unregistered Sales of Equity Securities and Use of Proceeds	21

	3	Defaults Upon Senior Securities	21

	4	(Removed and Reserved)	21

	5	Other Information	21

	6	Exhibits	21

Index to Exhibits			21

Signatures			22
EX-4.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS
RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:

Cash and cash equivalents	$17,933	$6,891
Prepaid expenses and other current assets	259	150

Total current assets	18,192	7,041

Equipment and furnishings, net	436	419
In-process research & development (Note 2)	12,864	—
Goodwill	845	—
Deposits	16	16

Total assets	$32,353	$7,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	$724
Accrued expenses and other current liabilities	1,785	1,113
Deferred revenue	578	—
Current maturities of capital lease obligations	59	51
Fair value of stock options modified (Note 7)	682	—
Fair value of warrants potentially settleable in cash (Note 7)	11,882	3,138
Current contingent purchase price consideration	768	—

Total current liabilities	16,819	5,026
Capital lease obligations, net of current maturities	10	20
Contingent purchase price consideration, net of current portion	5,664	—

Total liabilities	22,493	5,046

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 42,511,800 shares issued and 41,836,800 shares outstanding and 19,047,759 shares issued and 18,372,759 outstanding at June 30, 2011 and December 31, 2010, respectively	4	2
Additional paid-in capital	74,675	62,020
Deficit accumulated during the developmental stage	(60,970)	(55,743)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	9,860	2,430

Total liabilities and stockholders’ equity	$32,353	$7,476

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES
(Amounts in thousands, except share and per share data)
(Unaudited)

					Period from
					January 1,
	For the Three	For the Three	For the Six	For the Six	2003 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011
Expenses:
Research and development expense	$2,506	$1,484	$4,451	$2,983	$31,130
Research and development employee stock based compensation expense	212	267	458	540	2,865
Research and development non-employee stock based compensation expense	(45)	513	(76)	667	5,987
Fair value of common stock issued in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	2,673	2,264	4,833	4,190	43,936

General and administrative	1,610	1,654	3,531	3,102	24,641
General and administrative employee stock based compensation	328	646	1,427	1,418	8,812
Common stock warrants issued for general and administrative expenses	11	190	87	500	2,381
Fair value of common stock issued in exchange for general and administrative expenses	—	—	23	—	304
Total general and administrative expenses	1,949	2,490	5,068	5,020	36,138

Operating loss	(4,622)	(4,754)	(9,901)	(9,210)	(80,074)
Interest income (expense)	(3)	3	(4)	2	624
Other income (Note 7)	3,243	2,610	4,678	3,181	8,443

Net loss	$(1,382)	$(2,141)	$(5,227)	$(6,027)	$(71,007)

Net loss per common share:
Basic and diluted loss per share	$(0.04)	$(0.12)	$(0.18)	$(0.35)	N/A

Weighted average common shares outstanding:
Basic and diluted	38,568,501	18,371,808	29,492,756	17,384,606	N/A
The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
			January 1,
			2003
	For the Six	For the Six	(Date of
	Months Ended	Months Ended	Inception)
	June 30,	June 30,	Through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(5,227)	$(6,027)	$(71,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	84	85	585
Loss on disposal of equipment	7	—	19
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	1,810	2,625	17,667
Loss on exchange of equity instruments	900	—	900
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of common stock warrants issued in exchange for services	87	500	2,381
Fair value of common stock issued in exchange for services	23	—	304
Change in fair value of common stock warrants issued in connection with various equity financings	(5,393)	(3,181)	(7,584)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent purchase consideration	(28)	—	(28)
Changes in assets and liabilities:
Prepaid expenses	(94)	(190)	(244)
Accounts payable	(590)	(296)	134
Due to former parent	—	—	(207)
Deferred revenue	578	—	578
Accrued expenses and other current liabilities	757	333	2,077

Net cash used in operating activities	(7,086)	(6,151)	(51,196)

Cash flows from investing activities:
Cash received in acquisition	168	—	168
Purchase of short-term investments	—	(5,996)	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(53)	(54)	(739)
Disposal of equipment and furnishings	—	—	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

			Period from
			January 1,
	For the Six		2003
	Months	For the Six	(Date of
	Ended	Months Ended	Inception)
	June 30,	June 30,	Through
	2011	2010	June 30, 2011
Net cash provided by (used in) investing activities	115	(6,050)	(652)

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,060	15,235	64,427
Cash paid for repurchase of common stock	—	(3,849)	(3,849)
Net proceeds from exercise of common stock options	—	255	610
Repayments of capital lease obligations	(47)	(31)	(173)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	18,013	11,610	69,781

Net increase (decrease) in cash and cash equivalents	11,042	(591)	17,933
Cash and cash equivalents at the beginning of period	6,891	5,684	—

Cash and cash equivalents at end of period	$17,933	$5,093	$17,933

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$2	$724

Cash paid during the period for interest	$4	$—	$11

			Period From
	For the	For the	January 1,
	Six	Six	2003
	Months	Months	(Date of
	Ended	Ended	Inception)
	June	June	through
	30,	30,	June 30,
	2011	2010	2011
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$13,232	$2,466	$18,561

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$—	$785	$785

Fair value of stock options modified	$674	$—	$674

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$44	$28	$241

Value of restricted stock units and common stock issued in lieu of cash bonuses	$—	$207	$207

Value of restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$427	$47	$474

Non-cash lease deposit	$—	$—	$50

Apthera Acquisition:
Fair value of shares issued to acquire Apthera	$6,367	$—	$6,367

Fair value of contingent purchase price consideration in connection with Apthera acquisition	$6,460	$—	$6,460

Net assets acquired excluding cash of $168	$12,827	$—	$12,827

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
     RXi Pharmaceuticals Corporation (NASDAQ: RXII) is a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using targeted biotherapeutics. RXi is pursuing the development of novel cancer therapeutics using peptide-based immunotherapy products, including our main product candidate, NeuVax™ (E75), for the treatment of various cancers.
      In this document, “we,” “our,” “ours,” “us,” “RXi,” and the “Company” refer to RXi Pharmaceuticals Corporation and Apthera, Inc., its wholly owned subsidiary. The Company has not generated any revenues since inception nor are any revenues expected for the foreseeable future. The Company expects to incur significant operating losses for the foreseeable future while the Company advances its future product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotechnology companies. In addition to these increasing research and development expenses, the Company expects general and administrative costs to increase as the Company recruits additional management and administrative personnel. The Company will need to generate significant revenues to achieve profitability and may never do so.
     The Company believes that its existing cash and cash equivalents should be sufficient to fund its operations through at least the second quarter of 2012. In the future, the Company will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain its operations and meet its obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate, the Company’s operations or to seek to merge with or to be acquired by another company.
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the six month periods ended June 30, 2011 and 2010 and three months ended June 30, 2011 and 2010, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through June 30, 2011 is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Deferred Revenue
     Deferred revenue consists of advance payments received under government grants. The Company will recognize revenue when the obligations under the grants are fullfilled.
2. Apthera Acquisition
     On April 13, 2011, the Company completed its acquisition of Apthera, Inc., a Delaware corporation (“Apthera”) under an Agreement and Plan of Merger entered into on March 31, 2011. Subject to the terms and conditions of the merger agreement, the Company’s wholly owned subsidiary formed for this purpose was merged with and into Apthera, with Apthera surviving as a wholly-owned subsidiary of the Company. Under the merger agreement, the Company issued to Apthera’s stockholders approximately 5.0 million shares of common stock of the Company and agreed to make future contingent payments of up to $32 million based on the achievement of certain development and commercial milestones relating to the Company’s NeuVax product candidate. The contingent consideration is payable, at the election of the Company, in either cash or additional shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the NASDAQ Marketplace Rules.
     In connection with the merger, the Company deposited with a third-party escrow agent certificates representing 10% of the Aggregate Stock Consideration, which shares will be available to compensate the Company and related parties for certain indemnifiable losses as described in the merger agreement.
     The Company’s acquisition of Apthera was in concert with the decision by the Company’s Board of Directors to diversify its development programs and to become a late stage clinical development company. The Company believes that acquiring Apthera will enhance its long-term prospects by giving the Company access to a late stage product candidate, NeuVax, which is expected to enter a Phase 3 clinical trial under an FDA-approved Special Protocol Assessment (“SPA”) for the adjuvant treatment of early stage HER2 breast cancer in the first half of 2012. To do so, the Company must satisfy certain FDA information requirements to be released from a partial clinical hold to commence the Phase 3 trial. Based on Apthera’s prior clinical trials, the Company also believes that NeuVax has the potential to treat other cancers, including prostate, bladder and ovarian cancers. With the Company’s increasing focus on its cancer product candidates, the Company is assessing its strategic options with respect to its RNAi therapeutics technology platform.
The purchase price consideration and allocation of purchase price was as follows:

(in 000’s)
Calculation of allocable purchase price(i):
Fair value of shares issued at closing including escrowed shares expected to be released	$6,367 (ii)
Estimated value of earn-out	6,460

Total allocable purchase price	$12,827

Estimated allocation of purchase price(i):
Cash	$168
Prepaid expenses and other current assets	14
Equipment and furnishings	11
Goodwill	845
In-process research and development	12,864
Accounts payable	(931)
Accrued expenses and other current liabilities	(143)
Notes payable	(1)

$12,827

(i)	The purchase price allocation has not been finalized and is subject to change upon completion of the valuation of intangible assets.

(ii)	The value of the Company’s common stock was based upon a per share value of $1.28, the closing price of the Company’s common stock as of the close of business on April 13, 2011.
The following presents the pro forma net loss and net loss per common share for the three and six months ended June 30, 2011 and 2010 of the Company’s acquisition of Apthera assuming the acquisition occurred as of January 1, 2010:

	For the Three Months Ended June 30,
	2011	2010
Net loss	$(1,824)	$(2,677)

Net loss per common share	$(0.05)	$(0.11)

Weighted average shares outstanding	39,224,425	23,345,898

	For the Six Months Ended June 30,
	2011	2010
Net loss	$(6,221)	$(7,104)

Net loss per common share	$(0.19)	$(0.32)

Weighted average shares outstanding	32,295,834	22,358,696

3. Fair Value Measurements
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
     On March 30, 2011, the Company entered into a severance agreement with its former President and Chief Executive Officer whereby, among other things, it agreed to issue shares to the former officer such that the number of shares issued times the market price of the shares on the day immediately following the separation date equal a value of $300,000. The agreement further provides that the Company will, at its option, provide a cash payment or additional shares to the former officer if necessary such that the value of 1/3 of the shares issued and 2/3 of the shares issued, respectively, at the separation date equal a guaranteed value of $100,000 as of the 90th day following the seperation date and $200,000 as of the 180th day following the seperation date based on the closing price of the Company’s common stock for the five days preceding each measurement date. At June 30, 2011, a liability of $200,000 was included in accrued expenses representing the guaranteed value under the severance agreement for the remaining 2/3 shares issued.

	Quoted Prices	Significant
	in	Other	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$17,933	$17,933	$—	$—

Total assets	$17,933	$17,933	$—	$—

Liabilities:
Stock options potentially settleable in cash	$682	$—	$682	$—
Warrants potentially settleable in cash	11,882	—	11,882	—
Common stock potentially settleable in cash (included in accrued expenses)	200	—	200	—
Contingent purchase price consideration	6,432	—	—	6,432

Total liabilities	$19,196	$—	$12,764	$6,432

		Quoted Prices	Significant
		in	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$6,891	$6,891	$—	$—

Total assets	$6,891	$6,891	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,138	$—	$3,138	$—

Total liabilities	$3,138	$—	$3,138	$—

Fair Value of Financial Instruments
     The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and six months periods ended June 30, 2011 and 2010, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average risk-free interest rate	2.53%	3.21%	2.35%	3.06%
Weighted average expected volatility	99.18%	124.03%	111.78%	120.84%
Weighted average expected lives (years)	6.00	9.29	5.78	7.26
Weighted average expected dividend yield	0.00%	0.00%	0.00%	0.00%
The weighted average fair value of options granted during the six month period ended June 30, 2011 and 2010 was $1.18 and $4.34 per share, respectively.
The weighted average fair value of options granted during the three month period ended June 30, 2011 and 2010 was $1.01 and $4.87 per share, respectively.
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

     The following table summarizes stock option activity from January 1, 2011 through June 30, 2011:

		Weighted
		Average	Aggregate
	Total Number	Exercise	Intrinsic
	of Shares	Price	Value

Outstanding at January 1, 2011	4,333,136	$5.10	$137,000
Granted	2,002,500	1.42	—
Exercised	—	—	—
Cancelled	730,947	3.65	—

Outstanding at June 30, 2011	5,604,689	$3.75	$—

Options exercisable at June 30, 2011	3,949,672	$4.43	$—

     The aggregate intrinsic values of outstanding and exercisable options at June 30, 2011 were calculated based on the closing price of the Company’s common stock on June 30, 2011 of $0.98 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised was calculated based on the difference, if any, between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the date of exercise.
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
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2011	2010

Options to purchase common stock	5,604,689	4,326,963
Warrants to purchase common stock	20,200,642	2,100,642

Total	25,805,331	6,427,605

6. License Agreements
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
     An individual milestone payment required under the licensing arrangements may be material, and in the event that multiple milestones are reached in the same period, the aggregate payments associated with the milestones could adversely affect the results of operations or affect the comparability of our period-to-period results. In addition, these licensing arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. During the quarter, the Company cancelled several of its licenses with the University of Massachusetts Medical School (“UMMS”). Additionally, in conjunction with the acquisition of Apthera, the Company assumed the rights and obligations of a certain license agreement, as amended, from The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to the use of one patent and one patent application involving the use of the E75 peptide. Under the terms of this license, we are required to make future annual maintenance fee payments, as well as clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies. As part of the expected payments under the terms of the license, the Company must pay an annual maintenance fee of $175,000 in 2011 and $200,000 in 2012. In addition, upon commencing the Phase 3 trial, we will pay a milestone payment of $200,000.
7. Equity
2011 Financings
     On April 20, 2011, the Company completed an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million (the “April 2011 Offering”). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share. The shares of common stock and warrants were immediately separable and no separate units were issued. The warrants are exercisable beginning one year and one day from the date of issuance, but only if the Company’s stockholders approve an increase in the number of authorized shares of common stock of the Company, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other offering expenses, were approximately $10.9 million. In connection with the April financing, the Company agreed to hold a stockholders meeting no later than July 31, 2011 in order to seek stockholder approval for an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares or our common stock. The Board of Directors of the Company subsequently adopted an amendment to increase the authorized shares of common stock to 125,000,000, which was presented to and approved by the stockholders of the Company at the 2011 Annual Meeting of Stockholders held on July 15, 2011.
     On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million (the“March 2011 Offering”). The offering provided approximately $7.3 million to the Company after deducting the underwriting discounts and commissions and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise price of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). On April 15, 2011, the holders of outstanding warrants issued in the March 2011 Offering to purchase an aggregate of 3,450,000 shares of common stock agreed to exchange such warrants for warrants exercisable for the same number of shares as those being exchanged, but otherwise on the same terms of the warrants sold in the Company’s April 2011 financing. Prior to the exchange, the Company recorded a decrease in fair value of $1,000,000 related to the exchanged warrants. Upon the exchange, the Company recorded a loss of $900,000, which represented the difference between the adjusted fair value of the March 2011 warrants as compared to the fair value of the April 2011 warrants received in the exchange. As a result of a subsequent offering that was completed on April 15, 2011, the exercise price of the remaining 2,550,000 outstanding warrants sold in the March 2011 Offering was reduced to $1.00 per share as a result of the anti-dilution adjustment.
Warrants Potentially Settleable in Cash
     Certain warrants issued in connection with a registered direct stock offering on August 3, 2009 (the “2009 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to June 30, 2011 is $2,718,000, of which $1,799,000 has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $144,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 74.52%. The expected life assumption is based on the remaining contract term of 3.1 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.81% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     Certain warrants issued in connection with the March 22, 2010 stock offering (the “2010 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to June 30, 2011 is $2,245,000, of which $974,000 has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $221,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 74.52%. The expected life assumption is based on the remaining contract term of 5.25 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.76% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     The thirteen-month and five-year warrants issued in connection with the March 2011 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the remaining 2,550,000 warrants at the date of issuance totaling $1,790,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 113.25%. The expected life assumption is based on the contract term of 1.08 years used for the thirteen-month warrants and 5 years used for the five-year warrants. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.26% used for the thirteen-month warrants and 2.17% used for the five-year warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to June 30, 2011 of $745,000 has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $1,050,000 is included as a current liability in the accompanying balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 74.52%. The expected life assumption is based on the remaining contract term of one year used for the thirteen-month warrants and 4.7 years used for the five- year warrants. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.19% used for the thirteen-month warrants and 1.76% used for the five-year warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     The warrants issued in connection with the April 2011 Offering, including the warrants issued in exchanged for the March 2011 warrants, were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $11,442,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 99.04%. The expected life assumption is based on the contract term of 7.0 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.81% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to June 30, 2011 is $1,875,000, of which all has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $10,467,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 74.52%. The expected life assumption is based on the remaining contract term of 6.8 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 2.5% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement. Additionally, in connection with the previously discussed exchange, the Company recorded a loss of approximately $900,000 which accounts for the remaining change in value during the period.
Stock Options Modified
     On April 14, 2011, all of the Company’s directors and certain of the Company’s executive officers executed agreements with the Company under which they agreed that none of their outstanding stock options will be exercisable unless and until the Company increases the number of authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock. An aggregate of 3,489,256 option shares are covered by these agreements. For accounting purposes, the agreement of all of the Company’s directors and certain executive officers to place restrictions of the exercisability of their options is treated as a modification of their options resulting in the reclassification of the options from equity to a liability. In connection with the modification, the Company will recognize compensation cost equal to the greater of (a) the grant date fair value of the original equity award plus an incremental cost associated with the modification or (b) the fair value of the modified award when it is settled. As of June 30, 2011, the Company recorded a liability of $682,000 representing the fair value of the vested portion of these options with a corresponding decrease of $674,000 to additional paid in capital for previously recognized stock compensation expense and a $7,000 charge to operations.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements were adopted by the Company January 1, 2011 and did not have an impact on the Company’s financial position, results of operations or cash flows or require additional disclosures.
     Effective January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company evaluated its business relationships to identify potential variable interest entities and has concluded that consolidation of such entities is not required for the periods presented. On a quarterly basis, the Company will continue to has reassess its involvement with variable interest entities.
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
     In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted updated No. 2010-29 beginning January 1, 2011. The financial statements have been updated to reflect the adoption of this pronouncement.
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this new standard will have a material impact on its condensed consolidated financial statements.
     In June 2011, the FASB issued a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this new standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s condensed consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Subsequent Events
     The Company evaluated all events or transactions that occurred after June 30, 2011 up through the date these financial statements were issued. Other than what is disclosed below, during this period, the Company did not have any material recognizable or unrecognizable subsequent events.
     On April 21, 2011, the Company’s Board of Directors authorized an increase in the Company’s authorized shares of common stock to 125,000,000 shares, subject to approval of the Company’s stockholders. On July 15, 2011, the Company’s stockholders approved the amendment.
     On April 21, 2011, our Board of Directors adopted an amendment to the 2007 Incentive Plan that would increase the maximum number of shares of common stock authorized for issuance under the 2007 Incentive Plan by 2,000,000 shares to a total of 8,750,000 shares. On July 15, 2011, the Company’s stockholders approved the amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation and Apthera, Inc., its wholly owned subsidiary.
     This management’s discussion and analysis of financial condition as of June 30, 2011 and results of operations for the three months and six months ended June 30, 2011 and 2010 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on April 15, 2011.
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
Overview
     RXi Pharmaceuticals Corporation (NASDAQ: RXII) is a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using targeted biotherapeutics. RXi is pursuing the development of novel cancer therapeutics using peptide-based immunotherapy products, including our main product candidate, NeuVax™ (E75), for the treatment of various cancers.
Results of Operations
For the Three and Six Months Ended June 30, 2011 and June 30, 2010
     We reported a loss from operations of $4,622,000, which includes $506,000 of non-cash equity based compensation, for the three months ended June 30, 2011 compared with a loss from operations of $4,754,000, which includes $1,616,000 of non-cash equity compensation, in 2010. The decrease in loss of $132,000, or 3%, was due primarily to a $1,110,000 decrease in non-cash equity compensation and a $44,000 decrease in general and administrative expenses offset by an increase of $1,022,000 in research and development expenses, as noted below.
     We reported a loss from operations of $9,901,000, which includes $1,919,000 of non-cash equity based compensation, for the six months ended June 30, 2011 compared with a loss from operations of $9,210,000, which includes $3,125,000 of non-cash equity based compensation, in 2010. The increase in loss of $691,000, or 8%, was due primarily to a $1,206,000 decrease in non-cash equity compensation offset by a $1,468,000 increase in research and development expenses and an increase of $429,000 in general and administrative expenses, as noted below.
     For the three months ended June 30, 2011, our net loss was approximately $1,382,000 compared with a net loss of $2,141,000 for the three months ended June 30, 2010. The decrease in net loss of $759,000 or 35% includes the loss from operations of $4,622,000 and $3,243,000 in non-cash other income related to the change in fair value of common stock warrants issued in several financing transactions. The result was a net loss per share of $0.04 and $0.12 for the three months ended June 30, 2011 and 2010, respectively. Variations in the losses between the two periods are discussed below.
      For the six months ended June 30, 2011, our net loss was approximately $5,227,000 compared with a net loss of $6,027,000 for the six months ended June 30, 2010. The decrease in net loss of $800,000, or 13%, includes the loss from operations of $9,901,000 offset by other income of $4,678,000 related to the change in fair value of warrants issued in several financing transactions and government grant monies received. The result was a net loss per share of $0.18 and $0.35 for the six months ended June 30, 2011 and 2010, respectively. Variations in the losses between the two periods are discussed below.

Research and Development Expense
     Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect research and development expenses to increase as we expand our discovery and development activities.
     Total research and development expenses were approximately $2,673,000 for the three months ended June 30, 2011, compared with $2,264,000 for the three months ended June 30, 2010. The increase of $409,000, or 18%, was primarily due to an increase of $1,022,000 in research and development cash expenses due to a ramp up in NeuVax-related consulting fees and activities in our progression toward releasing NeuVax off clinical hold offset by a decrease of $558,000 in non-employee non-cash stock based compensation related to a change in our Black-Scholes assumptions and $55,000 in employee non-cash stock based compensation.
     Total research and development expenses were approximately $4,833,000 for the six months ended June 30, 2011, compared with $4,190,000 for the six months ended June 30, 2010. The increase of $643,000, or 15%, was primarily due to an increase of $1,468,000 in research and development cash expenses due to a ramp up in NeuVax-related consulting fees and activities in our progression toward releasing NeuVax off clinical hold, which was partially offset by a decrease of $743,000 in non-employee non-cash stock based compensation and a $82,000 decrease in employee non-cash stock based compensation.
General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.
     General and administrative expenses were approximately $1,949,000 for the three months ended June 30, 2011, compared with $2,490,000 for the three months ended June 30, 2010. The decrease of $541,000, or 22%, was primarily due to a $318,000 decrease in non-cash employee stock based compensation and a $179,000 decrease due to non-cash stock based compensation expense related to a change in our Black-Scholes assumptions. Excluding these non-cash items, general and administrative expenses were approximately $1,610,000 for the three months ended June 30, 2011, compared with $1,654,000 for the three months ended June 30, 2010. The decrease of $44,000 was primarily due to a decrease in headcount offset by severance payments in connection with a reduction in force.
     General and administrative expenses were approximately $5,068,000 for the six months ended June 30, 2011, compared with $5,020,000 for the six months ended June 30, 2010. The increase of $48,000, or 1%, was primarily due to a $413,000 decrease in non-cash stock based compensation related to a warrant issued for business advisory services offset by a $9,000 increase in employee non-cash stock based compensation and a $23,000 increase due to non-cash stock based compensation expense. Excluding these non-cash items, general and administration expense were approximately $3,531,000 for the six months ended June 30, 2011, compared with $3,102,000 for the six months ended June 30, 2010. The increase of $429,000 was primarily due to severance payments in connection with a reduction in force.
Interest Income
     Interest income was negligible for the three and six months ended June 30, 2011 and 2010. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.
Other Income/Expense
     Other income and expense for the three months ended June 30, 2011 was approximately $3,243,000 which includes $3,057,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009, 2010 and 2011 and $186,000 in government grant monies received.
     Other income and expense for the six months ended June 30, 2011 was approximately $4,678,000 which includes $4,493,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009, 2010 and 2011 and $186,000 in government grant monies received. The fair value of the 2009, 2010 and 2011 warrants of $11,882,000 at June 30, 2011 is included as a current liability in the accompanying balance sheets and were determined using the Black-Scholes option pricing model.
Liquidity and Capital Resources
     We had cash and cash equivalents of approximately $17.9 million as of June 30, 2011, compared with $5.1 million as of June 30, 2010. We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and assume Apthera’s operations. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.
     As a result of our acquisition of Apthera and the expenses expected to be incurred in connection with the Phase 3 clinical trial for NeuVax, we expect that our expenses will increase significantly from historic levels for the foreseeable future. We believe that our existing cash and cash equivalents should be sufficient to fund our operations through at least the second quarter of 2012. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.
Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $7,086,000 for the six months ended June 30, 2011, compared with $6,151,000 for the six months ended June 30, 2010. The increase of approximately $935,000 resulted primarily from a net loss of $5,227,000, of which $1,810,000 related to stock-based compensation, $23,000 related to common stock issued in exchange for services, $87,000 related to stock warrant expense in exchange for services, $84,000 related to depreciation, a $7,000 loss on disposal of equipment, $900,000 related to the loss on exchange of equity instruments, and $5,393,000 that reflects the fair value of warrants and mandatorily redeemable stock obligations issued in financings completed by the Company in 2009, 2010 and 2011 and $651,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
     Net cash used in investing activities was approximately $115,000 for the six months ended June 30, 2011, compared with $6,050,000 for the six months ended June 30, 2010. The increase was primarily due to $168,000 in cash received from the Apthera acquisition offset by $53,000 in purchases of equipment and furnishings in 2011 compared with $5,996,000 in the purchase of short term investments and $54,000 in purchases of equipment and furnishing for the same period in 2010.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $18,013,000 for the six months ended June 30, 2011, compared with $11,610,000 for the six months ended June 30, 2010. The increase was primarily due to net proceeds from the issuance of common stock in the amount of $18,060,000 from the March and April 2011 financings compared with net proceeds from the issuance of common stock in the amount of $15,235,000 from the financing completed in the first half of 2010.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1.A RISK FACTORS
You should consider the “Risk Factors” included under Item 1A. of our annual report on Form 10-K for the year ended December 31, 2010, filed on April 15,2011 with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with the completion on April 13, 2011 of our acquisition of Apthera, the Company issued to the former Apthera shareholders an aggregate of approximately 5.0 million shares of common stock of the Company. The shares were issued in a private transaction without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemptions from registration afforded by Section 4(2) of the Act and Regulation D under the Act.
     In connection with the completion of the April 2011 Offering, the Company issued warrants to purchase 3,450,000 shares of common stock of the Company to several institutional investors in exchange for warrants to purchase the same number of shares of our common stock that had been acquired by the investors in our March 2011 Offering. The warrants were exchanged without registration under the Act in reliance on the exemptions from registration afforded by Section 4(2) of the Act and Regulation D under the Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit
Number	Description
1.1	Underwriting Agreement dated as of April 15, 2011 by and among RXi Pharmaceuticals Corporation and ROTH Capital Partners, LLC. (1)

4.1	Form of Common Stock Purchase Warrant issued in April 2011. (1)

4.2	Form of Warrant Exchange Agreement entered into on April 14, 2011 by RXi Pharmaceuticals Corporation with Cranshire Capital, LP, Freestone Advantage Partners, LP, Capital Ventures International, Empery Asset Master, LTD, Hartz Capital Investments, LLC, Hudson Bay Master Fund, LTD, Rockmore Investment Master Fund, LTD, Tenor Opportunity Master Fund, LTD, Aria Opportunity Fund, LTD, Parsoon Opportunity Fund, LTD. **

10.1	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Advanced Peptide Therapeutics, Inc. (currently known as Apthera, Inc.). † **

10.2	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly known as Advanced Peptide Therapeutics, Inc.).**

10.3	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly known as Advanced Peptide Therapeutics, Inc.).**

10.4	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly known as Advanced Peptide Therapeutics, Inc.).**

10.5	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly known as Advanced Peptide Therapeutics, Inc.). † **

10.6	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly known as Advanced Peptide Therapeutics, Inc.). † **

10.7	Employment Agreement between RXi Pharmaceuticals Corporation and Mark J. Ahn, Ph.D., dated March 31, 2011. * (2)

10.8	Employment Agreement between RXi Pharmaceuticals Corporation and Mark W. Schwartz, Ph.D., dated April 13, 2011. * **

10.9	Employment Agreement between RXi Pharmaceuticals Corporation and Robert E. Kennedy, dated April 13, 2011. * **

10.10	Scientific Advisory Agreement between RXi Pharmaceuticals Corporation and George E. Peoples, Ph.D., dated April 13, 2011.**

10.11	Form of Amendment to Stock Options Granted under RXi Pharmaceuticals Corporation 2007 Incentive Plan, entered into in April 2011 by RXi Pharmaceuticals Corporation with all directors of RXi Pharmaceuticals Corporation, as of April 1, 2011, and Mark J. Ahn, Ph.D., Anastasia Khvorova, Ph.D., and Pamela Pavco, Ph.D. * **

10.12	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., RXi Pharmaceuticals Corporation and its wholly-owned subsidiary, Apthera, Inc. † **

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. **

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. **

32.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer. **

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (2) Condensed Consolidated Statements of Expenses for the three months and six months ended June 30, 2011 and 2010 and for the period from January 1, 2003 (inception) to June 30, 2011; (3) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the cumulative period from January 1, 2003 (inception) to June 30, 2011; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).***

†	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the Exhibit have been separately filed by us with the Securities and Exchange Commission.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed with this Quarterly Report on Form 10-Q.

***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 15, 2011 and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2011 and incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi PHARMACEUTICALS CORPORATION (Registrant)
By:	/s/ Mark J. Ahn
Mark J. Ahn
President and Chief Executive Officer

By:	/s/ Robert E. Kennedy
Robert E. Kennedy
Vice President and Chief Financial Officer Date: August 15, 2011