Form 10-Q/A
period 2011-06-30
Galena Biopharma, Inc.
filed 2011-10-28
CIK 1390478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33958
GALENA BIOPHARMA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8099512
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

310 N. State Street
Suite 208
Lake Oswego, Oregon	97034
(Address of principal executive offices)	(Zip Code)
(855) 855-4253
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
     Yes ☐ No ☑
Number of shares of Galena Biopharma, Inc. common stock, $0.0001 par value, issued and outstanding as of October 25, 2011: 43,449,301 and 42,774,301, respectively, exclusive of treasury shares.

EXPLANATORY NOTES
     Galena Biopharma, Inc. (“we,” “our,” “us” and the “Company”) is amending in certain respects our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which we sometimes refer to in this amendment as our “original Form 10-Q.” Subsequent to the filing of our original Form 10-Q, we changed our company name to Galena Biopharma, Inc. from RXi Pharmaceuticals Corporation and formed a new wholly owned subsidiary corporation which assumed the RXi Pharmaceuticals Corporation name. The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended June 30, 2011 to correct our accounting for stock options modified and for warrants potentially settleable in cash.
     On October 26, 2011, the Audit Committee of our board of directors approved management’s recommendation to restate our condensed consolidated financial statements for the quarter ended June 30, 2011 to reflect the proper accounting for stock options modified and for warrants potentially settleable in cash.
     The following Items and Exhibits of our original Form 10-Q are amended by this amendment:
•	Part I — Item 1. Financial Statements (unaudited)

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4. Controls and Procedures

•	Part II — Item 6. Exhibits

•	Exhibit 31.1 — Certification of Chief Executive Officer

•	Exhibit 31.2 — Certification of Chief Financial Officer
     This amendment does not modify any disclosures contained in our original Form 10-Q, except for the foregoing Items and Exhibits. Additionally, the text of this amendment, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not purport to update the disclosures in our original Form 10-Q or to discuss any developments subsequent to the filing date of the original Form 10-Q. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-Q and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing date of the original Form 10-Q and of this amendment.

GALENA BIOPHARMA, INC.
FORM 10-Q/A — QUARTER ENDED June 30, 2011
INDEX

			Page
Part No.	Item No.	Description	No.
I		FINANCIAL INFORMATION

	1	Financial Statements	2

		Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	2

		Condensed Consolidated Statements of Expenses for the three months ended June 30, 2011 and 2010, the six months ended June 30, 2011 and 2010, and the cumulative amounts for the period January 1, 2003 (date of inception) to June 30, 2011 (unaudited)	3

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and the cumulative amounts for the period January 1, 2003 (date of inception) to June 30, 2011(unaudited)	4

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	4	Controls and Procedures	19

II		OTHER INFORMATION

	6	Exhibits	21

Index to Exhibits			21

Signatures			22
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS
GALENA BIOPHARMA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
	(As restated)
ASSETS

Current assets:

Cash and cash equivalents	$17,933	$6,891
Prepaid expenses and other current assets	259	150

Total current assets	18,192	7,041

Equipment and furnishings, net	436	419
In-process research & development (Note 3)	12,864	—
Goodwill	845	—
Deposits	16	16

Total assets	$32,353	$7,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	$724
Accrued expenses and other current liabilities	1,785	1,113
Deferred revenue	578	—
Current maturities of capital lease obligations	59	51
Fair value of stock options modified (Note 8)	1,036	—
Fair value of warrants potentially settleable in cash (Note 8)	14,254	3,138
Current contingent purchase price consideration	768	—

Total current liabilities	19,545	5,026
Capital lease obligations, net of current maturities	10	20
Contingent purchase price consideration, net of current portion	5,664	—

Total liabilities	25,219	5,046

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 42,511,800 shares issued and 41,836,800 shares outstanding and 19,047,759 shares issued and 18,372,759 outstanding at June 30, 2011 and December 31, 2010, respectively	4	2
Additional paid-in capital	74,321	62,020
Deficit accumulated during the developmental stage	(63,342)	(55,743)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	7,134	2,430

Total liabilities and stockholders’ equity	$32,353	$7,476

The accompanying notes are an integral part of these financial statements.

GALENA BIOPHARMA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES
(Amounts in thousands, except share and per share data)
(Unaudited)

					Period from
					January 1,
	For the Three	For the Three	For the Six	For the Six	2003 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011
	(As restated)		(As restated)		(As restated)
Expenses:
Research and development expense	$2,506	$1,484	$4,451	$2,983	$31,130
Research and development employee stock based compensation expense	212	267	458	540	2,865
Research and development non-employee stock based compensation expense	(45)	513	(76)	667	5,987
Fair value of common stock issued in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	2,673	2,264	4,833	4,190	43,936

General and administrative	1,610	1,654	3,531	3,102	24,641
General and administrative employee stock based compensation	328	646	1,427	1,418	8,812
Common stock warrants issued for general and administrative expenses	11	190	87	500	2,381
Fair value of common stock issued in exchange for general and administrative expenses	—	—	23	—	304
Total general and administrative expenses	1,949	2,490	5,068	5,020	36,138

Operating loss	(4,622)	(4,754)	(9,901)	(9,210)	(80,074)
Interest income (expense)	(3)	3	(4)	2	624
Other income (Note 8)	871	2,610	2,306	3,181	6,067

Net loss	$(3,754)	$(2,141)	$(7,599)	$(6,027)	$(73,383)

Net loss per common share:
Basic and diluted loss per share	$(0.10)	$(0.12)	$(0.26)	$(0.35)	N/A

Weighted average common shares outstanding:
Basic and diluted	38,568,501	18,371,808	29,492,756	17,384,606	N/A
The accompanying notes are an integral part of these financial statements.

GALENA BIOPHARMA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
			January 1,
			2003
	For the Six	For the Six	(Date of
	Months Ended	Months Ended	Inception)
	June 30,	June 30,	Through
	2011	2010	June 30, 2011
	(As restated)		(As restated)
Cash flows from operating activities:
Net loss	$(7,599)	$(6,027)	$(73,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	84	85	585
Loss on disposal of equipment	7	—	19
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	1,810	2,625	17,667
Loss on exchange of equity instruments	900	—	900
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of common stock warrants issued in exchange for services	87	500	2,381
Fair value of common stock issued in exchange for services	23	—	304
Change in fair value of common stock warrants issued in connection with various equity financings	(3,021)	(3,181)	(5,212)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent purchase consideration	(28)	—	(28)
Changes in assets and liabilities:
Prepaid expenses	(94)	(190)	(244)
Accounts payable	(590)	(296)	134
Due to former parent	—	—	(207)
Deferred revenue	578	—	578
Accrued expenses and other current liabilities	757	333	2,077

Net cash used in operating activities	(7,086)	(6,151)	(51,196)

Cash flows from investing activities:
Cash received in acquisition	168	—	168
Purchase of short-term investments	—	(5,996)	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(53)	(54)	(739)
Disposal of equipment and furnishings	—	—	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

			Period from
			January 1,
	For the Six		2003
	Months	For the Six	(Date of
	Ended	Months Ended	Inception)
	June 30,	June 30,	Through
	2011	2010	June 30, 2011
	(As restated)		(As restated)
Net cash provided by (used in) investing activities	115	(6,050)	(652)

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,060	15,235	64,427
Cash paid for repurchase of common stock	—	(3,849)	(3,849)
Net proceeds from exercise of common stock options	—	255	610
Repayments of capital lease obligations	(47)	(31)	(173)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	18,013	11,610	69,781

Net increase (decrease) in cash and cash equivalents	11,042	(591)	17,933
Cash and cash equivalents at the beginning of period	6,891	5,684	—

Cash and cash equivalents at end of period	$17,933	$5,093	$17,933

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$2	$724

Cash paid during the period for interest	$4	$—	$11

			Period From
	For the	For the	January 1,
	Six	Six	2003
	Months	Months	(Date of
	Ended	Ended	Inception)
	June	June	through
	30,	30,	June 30,
	2011	2010	2011
	(As restated)		(As restated)
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$13,232	$2,466	$18,561

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$—	$785	$785

Fair value of stock options modified	$1,027	$—	$1,027

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$44	$28	$241

Value of restricted stock units and common stock issued in lieu of cash bonuses	$—	$207	$207

Value of restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$427	$47	$474

Non-cash lease deposit	$—	$—	$50

Apthera Acquisition:
Fair value of shares issued to acquire Apthera	$6,367	$—	$6,367

Fair value of contingent purchase price consideration in connection with Apthera acquisition	$6,460	$—	$6,460

Net assets acquired excluding cash of $168	$12,827	$—	$12,827

The accompanying notes are an integral part of these financial statements.

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
     Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) (NASDAQ: GALE) is a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using targeted biotherapeutics. Galena is pursuing the development of novel cancer therapeutics using peptide-based immunotherapy products, including our main product candidate, NeuVax™ (E75), for the treatment of various cancers.
      In this document, “we,” “our,” “ours,” “us,” “Galena,” and the “Company” refer to Galena Biopharma, Inc. and Apthera, Inc., its wholly owned subsidiary. The Company has not generated any revenues since inception nor are any revenues expected for the foreseeable future. The Company expects to incur significant operating losses for the foreseeable future while the Company advances its future product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotechnology companies. In addition to these increasing research and development expenses, the Company expects general and administrative costs to increase as the Company recruits additional management and administrative personnel. The Company will need to generate significant revenues to achieve profitability and may never do so.
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

GALENA BIOPHARMA, INC.
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
2. Restatement of Consolidated Financial Statements
     Management of Galena Biopharma, Inc., in conjunction with the preparation of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 25, 2011 by our RXi Pharmaceuticals Corporation subsidiary, identified an error in calculating our stock options modified and warrants potentially settleable in cash reported in our most recent Quarterly Report on Form 10-Q. On October 26, 2011, the Audit Committee of the board of directors approved the recommendation of management that the Company’s consolidated financial statements for the quarter ended June 30, 2011 should no longer be relied upon, because of the error, which is described below.
     For the period ended June 30, 2011, the Company reported as current liabilities the fair value of stock options modified and of warrants potentially settleable in cash of $682,000 and $11,882,000, respectively, as determined using the Black-Scholes option-pricing model based on erroneous weighted-average stock volatility of 74.52%. The correct weighted-average stock volatility for this purpose was 98.63%. The non-cash charge associated with the warrant liability contributed to our reported net loss of $1,382,000 and $5,227,000 for the three and six months ended June 30, 2011, respectively. The Company’s restated condensed consolidated financial statements as of June 30, 2011 reflect corrected current liabilities of $1,036,000 and $14,254,000 attributable to the fair value of options modified and of warrants potentially settleable in cash, respectively. The Company’s restated condensed consolidated financial statements also reflect associated other income of $871,000 and $2,306,000 and a net loss of $3,754,000 and $7,599,000 for the three and six months ended June 30, 2011, respectively. The adjustment to the fair value of the stock options modified liability is accounted for as a reclassification of additional paid-in capital and had no impact on the Company’s other income and net loss.
Consolidated Balance Sheet Impact
The following table reconciles the unaudited consolidated balance sheet previously reported in the original Form 10-Q to the restated amounts as of June 30, 2011. The fair value amounts of the stock options modified and warrants potentially settleable in cash liabilities prior to June 30, 2011 were properly calculated and, therefore, previously reported balance sheets have not been restated.

	As Previously
	Reported	Adjustments	As Restated
ASSETS

Current assets:

Cash and cash equivalents	$17,933	$—	$17,933
Prepaid expenses and other current assets	259	—	259

Total current assets	18,192	—	18,192

Equipment and furnishings, net	436		436
In-process research & development (Note 3)	12,864	—	12,864
Goodwill	845	—	845
Deposits	16	—	16

Total assets	$32,353	$—	$32,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	$—	$1,065
Accrued expenses and other current liabilities	1,785	—	1,785
Deferred revenue	578	—	578
Current maturities of capital lease obligations	59	—	59
Fair value of stock options modified (Note 8)	682	354	1,036
Fair value of warrants potentially settleable in cash (Note 8)	11,882	2,372	14,254
Current contingent purchase price consideration	768	—	768

Total current liabilities	16,819	2,726	19,545
Capital lease obligations, net of current maturities	10	—	10
Contingent purchase price consideration, net of current portion	5,664	—	5,664

Total liabilities	22,493	2,726	25,219

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 42,511,800 shares issued and 41,836,800 shares outstanding at June 30, 2011	4	—	4
Additional paid-in capital	74,675	(354)	74,321
Deficit accumulated during the developmental stage	(60,970)	((2,372)	(63,342)
Less treasury shares at cost, 675,000 shares	(3,849)	—	(3,849)

Total stockholders’ equity	9,860	(2,726)	7,134

Total liabilities and stockholders’ equity	$32,353	$—	$32,353

Consolidated Statement of Expenses Impact
The following tables reconcile the Company’s previously reported results in the original Form 10-Q to the unaudited restated statement of expenses for the three and six months ended June 30, 2011 to reflect the corrected calculation for the change in fair value of the warrants potentially settleable in cash.

	For the Three
	Months Ended		For the Three
	As Previously		Months Ended
	Reported	Adjustments	As Restated
Expenses:
Research and development expense	$2,506	$—	$2,506
Research and development employee stock based compensation expense	212	—	212
Research and development non-employee stock based compensation expense	(45)	—	(45)
Fair value of common stock issued in exchange for licensing rights	—	—	—

Total research and development expenses	2,673	—	2,673

General and administrative	1,610	—	1,610
General and administrative employee stock based compensation	328	—	328
Common stock warrants issued for general and administrative expenses	11	—	11
Fair value of common stock issued in exchange for general and administrative expenses	—	—	—

Total general and administrative expenses	1,949	—	1,949

Operating loss	(4,622)	—	(4,622)
Interest income (expense)	(3)	—	(3)
Other income (Note 8)	3,243	(2,372)	871

Net loss	$(1,382)	$(2,372)	$(3,754)

Net loss per common share:
Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	38,568,501	—	38,568,501

	For the Six
	Months Ended		For the Six
	As Previously		Months Ended
	Reported	Adjustments	As Restated
Expenses:
Research and development expense	$4,451	$—	$4,451
Research and development employee stock based compensation expense	458	—	458
Research and development non-employee stock based compensation expense	(76)	—	(76)
Fair value of common stock issued in exchange for licensing rights	—	—	—

Total research and development expenses	4,833	—	4,833
General and administrative	3,531	—	3,531
General and administrative employee stock based compensation	1,427	—	1,427
Common stock warrants issued for general and administrative expenses	87	—	87
Fair value of common stock issued in exchange for general and administrative expenses	23	—	23

Total general and administrative expenses	5,068	—	5,068
Operating loss	(9,901)	—	(9,901)
Interest income (expense)	(4)	—	(4)
Other income (Note 7)	4,678	(2,372)	2,306

Net loss	$(5,227)	$(2,372)	$(7,599)

Net loss per common share:
Basic and diluted loss per share	$(0.18)	$(0.8)	$(0.26)

Weighted average common shares outstanding:
Basic and diluted	29,492,756	—	29,492,756

Consolidated Statements of Cash Flows Impact
The restatement did not impact our net cash flows from investing or financing activities in the three and six months ended June 30, 2011. However, the change in fair value of the warrants potentially settleable in cash adjustment impacted the net cash used by operating activities for the three and six months ended June 30, 2011. The following table shows the effect on our previously reported cash flow items within operating activities:

	For the six
	months ended		For the six
	as previously		months ended
	reported	Adjustments	as restated
Cash flows from operating activities:
Net loss	$(5,227)	$(2,372)	$(7,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	84	—	84
Loss on disposal of equipment	7	—	7
Non-cash rent expense	—	—	—
Accretion and receipt of bond discount	—	—	—
Non-cash share-based compensation	1,810	—	1,810
Loss on exchange of equity instruments	900	—	900
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	—
Fair value of common stock warrants issued in exchange for services	87	—	87
Fair value of common stock issued in exchange for services	23	—	23
Change in fair value of common stock warrants issued in connection with various equity financings	(5,393)	2,372	(3,021)
Fair value of common stock issued in exchange for licensing rights	—	—	—
Change in fair value of contingent purchase consideration	(28)	—	(28)
Changes in assets and liabilities:
Prepaid expenses	(94)	—	(94)
Accounts payable	(590)	—	(590)
Due to former parent	—	—	—
Deferred revenue	578	—	578
Accrued expenses and other current liabilities	757	—	757

Net cash used in operating activities	$(7,086)	$—	$(7,086)

3. Apthera Acquisition
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

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following presents the pro forma net loss and net loss per common share for the three and six months ended June 30, 2011 and 2010 of the Company’s acquisition of Apthera assuming the acquisition occurred as of January 1, 2010:

	For the Three Months Ended June 30,
	2011	2010
	(As restated)
Net loss	$(4,196)	$(2,677)

Net loss per common share	$(0.11)	$(0.11)

Weighted average shares outstanding	39,224,425	23,345,898

	For the Six Months Ended June 30,
	2011	2010
Net loss	$(8,593)	$(7,104)

Net loss per common share	$(0.27)	$(0.32)

Weighted average shares outstanding	32,295,834	22,358,696

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

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices	Significant
	in	Other	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(As restated)	(As restated)	(As restated)	(As restated)
Assets:
Cash equivalents	$17,933	$17,933	$—	$—

Total assets	$17,933	$17,933	$—	$—

Liabilities:
Stock options potentially settleable in cash	$1,036	$—	$1,036	$—
Warrants potentially settleable in cash	14,254	—	14,254	—
Common stock potentially settleable in cash (included in accrued expenses)	200	—	200	—
Contingent purchase price consideration	6,432	—	—	6,432

Total liabilities	$21,922	$—	$15,490	$6,432

		Quoted Prices	Significant
		in	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$6,891	$6,891	$—	$—

Total assets	$6,891	$6,891	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,138	$—	$3,138	$—

Total liabilities	$3,138	$—	$3,138	$—

Fair Value of Financial Instruments
     The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Stock Based Compensation
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

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
6. Net Loss Per Share
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

7. License Agreements
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
8. Equity
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

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Warrants Potentially Settleable in Cash
     Certain warrants issued in connection with a registered direct stock offering on August 3, 2009 (the “2009 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to June 30, 2011 is $2,563,000, of which $1,643,000 has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $300,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.63%. The expected life assumption is based on the remaining contract term of 3.1 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.81% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     Certain warrants issued in connection with the March 22, 2010 stock offering (the “2010 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to June 30, 2011 is $2,144,000, of which $873,000 has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $322,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.63%. The expected life assumption is based on the remaining contract term of 5.25 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.76% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     The thirteen-month and five-year warrants issued in connection with the March 2011 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the remaining 2,550,000 warrants at the date of issuance totaling $1,790,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 113.25%. The expected life assumption is based on the contract term of 1.08 years used for the thirteen-month warrants and 5 years used for the five-year warrants. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.26% used for the thirteen-month warrants and 2.17% used for the five-year warrants is

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to June 30, 2011 of $479,000 has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $1,311,000 is included as a current liability in the accompanying balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.63%. The expected life assumption is based on the remaining contract term of one year used for the thirteen-month warrants and 4.7 years used for the five- year warrants. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.19% used for the thirteen-month warrants and 1.76% used for the five-year warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     The warrants issued in connection with the April 2011 Offering, including the warrants issued in exchanged for the March 2011 warrants, were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $11,442,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 99.04%. The expected life assumption is based on the contract term of 7.0 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.81% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to June 30, 2011 is $20,000, of which all has been included in other income and expense in the accompanying condensed statements of expenses for the six months ended June 30, 2011. The fair value of the warrants at June 30, 2011 of $12,322,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.63%. The expected life assumption is based on the remaining contract term of 6.8 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 2.5% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement. Additionally, in connection with the previously discussed exchange, the Company recorded a loss of approximately $900,000 which accounts for the remaining change in value during the period.
Stock Options Modified
     On April 14, 2011, all of the Company’s directors and certain of the Company’s executive officers executed agreements with the Company under which they agreed that none of their outstanding stock options will be exercisable unless and until the Company increases the number of authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock. An aggregate of 3,489,256 option shares are covered by these agreements. For accounting purposes, the agreement of all of the Company’s directors and certain executive officers to place restrictions of the exercisability of their options is treated as a modification of their options resulting in the reclassification of the options from equity to a liability. In connection with the modification, the Company will recognize compensation cost equal to the greater of (a) the grant date fair value of the original equity award plus an incremental cost associated with the modification or (b) the fair value of the modified award when it is settled. As of June 30, 2011, the Company recorded a liability of $1,036,000 representing the fair value of the vested portion of these options with a corresponding decrease of $1,027,000 to additional paid in capital for previously recognized stock compensation expense and a $9,000 charge to operations.

GALENA BIOPHARMA, INC.
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

GALENA BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Subsequent Events
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this document, “we,” “our,” “ours,” “us,” “Galena” and the “Company” refer to Galena Biopharma, Inc. and Apthera, Inc., its wholly owned subsidiary.
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
Overview
     Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) (NASDAQ: GALE) is a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using targeted biotherapeutics. Galena is pursuing the development of novel cancer therapeutics using peptide-based immunotherapy products, including our main product candidate, NeuVax™ (E75), for the treatment of various cancers.
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
     For the three months ended June 30, 2011, our net loss was approximately $3,754,000 compared with a net loss of $2,141,000 for the three months ended June 30, 2010. The increase in net loss of $1,613,000 or 75% includes the loss from operations of $871,000 and $3,243,000 in non-cash other income related to the change in fair value of common stock warrants issued in several financing transactions. The result was a net loss per share of $0.10 and $0.12 for the three months ended June 30, 2011 and 2010, respectively. Variations in the losses between the two periods are discussed below.
      For the six months ended June 30, 2011, our net loss was approximately $7,599,000 compared with a net loss of $6,027,000 for the six months ended June 30, 2010. The increase in net loss of $1,572,000, or 26%, includes the loss from operations of $9,901,000 offset by other income of $2,306,000 related to the change in fair value of warrants issued in several financing transactions and government grant monies received. The result was a net loss per share of $0.26 and $0.35 for the six months ended June 30, 2011 and 2010, respectively. Variations in the losses between the two periods are discussed below.

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
Other Income/Expense
     Other income and expense for the three months ended June 30, 2011 was approximately $871,000 which includes $685,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009, 2010 and 2011 and $186,000 in government grant monies received.
     Other income and expense for the six months ended June 30, 2011 was approximately $2,306,000 which includes $2,120,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009, 2010 and 2011 and $186,000 in government grant monies received. The fair value of the 2009, 2010 and 2011 warrants of $14,254,000 at June 30, 2011 is included as a current liability in the accompanying balance sheets and were determined using the Black-Scholes option pricing model.
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
Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $7,086,000 for the six months ended June 30, 2011, compared with $6,151,000 for the six months ended June 30, 2010. The increase of approximately $935,000 resulted primarily from a net loss of $7,599,000, of which $1,810,000 related to stock-based compensation, $23,000 related to common stock issued in exchange for services, $87,000 related to stock warrant expense in exchange for services, $84,000 related to depreciation, a $7,000 loss on disposal of equipment, $900,000 related to the loss on exchange of equity instruments, and $3,021,000 that reflects the fair value of warrants and mandatorily redeemable stock obligations issued in financings completed by the Company in 2009, 2010 and 2011 and $651,000 related to changes in current assets and liabilities.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer at that time, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2011, the end of the period covered by our original Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes made during the period covered by our original Form 10-Q in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Subsequently, in conjunction with the preparation of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 25, 2011 by our RXi Pharmaceuticals Corporation subsidiary, our management, with the participation of our President and Chief Executive Officer, who also now serves as our Chief Financial Officer, identified a deficiency, discussed below, that management considered to be a material weakness in the effectiveness of our internal control over financial reporting related to our accounting for certain outstanding stock options and warrants. Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”
     On October 26, 2011, the Audit Committee of our board of directors approved the recommendation of our management that our consolidated financial statements for the quarter ended June 30, 2011 should no longer be relied upon, because of the error, which is described below.
     For the period ended June 30, 2011, we reported as current liabilities the fair value of stock options modified and of warrants potentially settleable in cash of $682,000 and $11,882,000, respectively, as determined using the Black-Scholes option-pricing model based on erroneous weighted-average stock volatility of 74.52%. The correct weighted-average stock volatility for this purpose was 98.63%. The non-cash charge associated with the warrant liability contributed to our reported net loss of $1,382,000 and $5,227,000 for the three and six months ended June 30, 2011, respectively. Our restated condensed consolidated financial statements as of June 30, 2011 set forth in this amended Quarterly Report reflect corrected current liabilities of $1,036,000 and $14,254,000 attributable to the fair value of options modified and of warrants potentially settleable in cash, respectively. Our restated condensed consolidated financial statements also reflect associated other income of $871,000 and $2,306,000 and a net loss of $3,754,000 and $7,599,000 for the three and six months ended June 30, 2011, respectively. The adjustment to the fair value of the stock options modified liability is accounted for as a reclassification of additional paid-in capital and had no impact on the Company’s other income and net loss.
     Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2011, and identified a deficiency, discussed below, that management considered to be material weaknesses in the effectiveness of our internal controls over our accounting for stock options modified and our warrants potentially settleable in cash.
     The weakness related to the miscalculation of the weighted-average volatility used in the application of the Black-Scholes option-pricing model. In populating the spreadsheet for the weighted-average volatilities of the four companies in the peer group identified by management, we inadvertantly omitted the volatility of one peer company. As a result, the weighted-average volatility (computed by dividing by four the sum of the volatilities of the peer companies) omitted one of the four volatilities, which led to the lower reported weighted-average volatility. Having completed our review and evaluation of the calculation of the weighted-average volatility and the application of the Black-Scholes option-pricing model, we believe that this weakness has been remedied. We intend to closely monitor the peer group of companies utilized for this purpose on an ongoing basis and additionally intend to enhance our internal review of the fair values of our stock options and warrants to ensure the effectiveness of all aspects of our controls related to stock options and warrants.
     Based on his evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, because of the error described above, our President, Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures over our accounting for stock options modified and for warrants potentially settleable in cash were not effective as of the end of the quarter ended June 30, 2011.
     We continuously seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (2) Condensed Consolidated Statements of Expenses for the three months and six months ended June 30, 2011 and 2010 and for the period from January 1, 2003 (inception) to June 30, 2011; (3) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the cumulative period from January 1, 2003 (inception) to June 30, 2011; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC. (Registrant)
Dated: October 28, 2011	By:	/s/ Mark J. Ahn
Mark J. Ahn
President, Chief Executive Officer and Chief Financial Officer

Dated: October 28, 2011	By:	/s/ Kwang Lee
Vice President of Finance
(Principal Accounting Officer)