Form 10-Q
period 2011-09-30
Galena Biopharma, Inc.
filed 2011-11-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-33958
Galena Biopharma, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-8099512 (I.R.S. Employer Identification No.)
310 N. State Street, Suite 208, Lake Oswego, OR 97034
(Address of principal executive office) (Zip code)
Registrant’s telephone number: (855) 855-4253
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
Yes ☐      No ☑
As of November 10, 2011, Galena Biopharma, Inc. had 42,985,453 shares of common stock, $0.0001 par value, outstanding, exclusive of treasury shares.

Galena Biopharma, Inc.
FORM 10-Q — QUARTER ENDED September 30, 2011
INDEX

			Page
Part No.	Item No.	Description	No.
I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	3

		Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

		Condensed Consolidated Statements of Expenses for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011 and 2010, and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2011	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the cumulative amounts for the period January 1, 2003 (date of inception) to September 30, 2011	5

		Notes to Condensed Consolidated Financial Statements	8

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	4	Controls and Procedures	23

II		OTHER INFORMATION

	1	Legal Proceedings	24

	1A	Risk Factors	24

	2	Unregistered Sales of Equity Securities and Use of Proceeds	25

	3	Defaults Upon Senior Securities	25

	4	(Removed and Reserved)	25

	5	Other Information	25

	6	Exhibits	25

Index to Exhibits			25

Signatures			26
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
ITEM 1. FINANCIAL STATEMENTS
Galena Biopharma, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$15,693	$6,891
Prepaid expenses and other current assets	494	150

Total current assets	16,187	7,041

Equipment and furnishings, net	430	419
In-process research & development	12,864	—
Goodwill	845	—
Deposits	3	16

Total assets	$30,329	$7,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,462	$724
Accrued expenses and other current liabilities	1,699	1,113
Convertible notes payable	500	—
Deferred revenue	877	—
Current maturities of capital lease obligations	65	51
Fair value of warrants potentially settleable in cash (Note 8)	15,226	3,138
Current contingent purchase price consideration	1,632	—

Total current liabilities	21,461	5,026
Capital lease obligations, net of current maturities	14	20
Contingent purchase price consideration, net of current portion	4,145	—

Total liabilities	25,620	5,046

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized and 43,660,453 shares issued and 42,985,453 shares outstanding and 50,000,000 shares authorized and 19,047,759 shares issued and 18,372,759 outstanding at September 30, 2011 and December 31, 2010, respectively	4	2
Additional paid-in capital	77,371	62,020
Deficit accumulated during the developmental stage	(68,817)	(55,743)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	4,709	2,430

Total liabilities and stockholders’ equity	$30,329	$7,476

The accompanying notes are an integral part of these financial statements.

Galena Biopharma, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES
(Amounts in thousands, except share and per share data)
(Unaudited)

					Period from
					January 1,
					2003 (Date of
	For the Three	For the Three	For the Nine	For the Nine	Inception) to
	Months Ended	Months Ended	Months Ended	Months Ended	September
	September 30,	September 30,	September 30,	September 30,	30,
	2011	2010	2011	2010	2011
Expenses:
Research and development expense	$2,618	$1,606	$7,069	$4,589	$33,748
Research and development employee stock based compensation expense	349	274	807	814	3,214
Research and development non-employee stock based compensation expense	35	56	(41)	723	6,022
Fair value of common stock issued in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	3,002	1,936	7,835	6,126	46,938

General and administrative	1,447	1,126	4,978	4,228	26,088
General and administrative employee stock based compensation	608	503	2,035	1,921	9,420
Common stock warrants issued for general and administrative expenses	19	154	106	654	2,400
Fair value of common stock issued in exchange for general and administrative expenses	—	—	23	—	304

Total general and administrative expenses	2,074	1,783	7,142	6,803	38,212

Operating loss	(5,076)	(3,719)	(14,977)	(12,929)	(85,150)
Interest income (expense)	(2)	3	(6)	5	622
Other income (expense) (Note 8)	(397)	(419)	1,909	2,762	5,670

Net loss	$(5,475)	$(4,135)	$(13,074)	$(10,162)	$(78,858)

Net loss per common share:
Basic and diluted loss per share	$(0.13)	$(0.23)	$(0.39)	$(0.57)	N/A

Weighted average common shares outstanding:
Basic and diluted	41,970,481	18,372,759	33,697,704	17,717,610	N/A

The accompanying notes are an integral part of these financial statements.

Galena Biopharma, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

			Period from
			January 1,
			2003
			(Date of
	For the Nine	For the Nine	Inception)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(13,074)	$(10,162)	$(78,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	126	127	627
Loss on disposal of equipment	7	—	19
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	(6)	35
Non-cash share-based compensation	2,801	3,458	18,658
Loss on exchange of equity instruments	900	—	900
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of common stock warrants issued in exchange for services	106	654	2,400
Fair value of common stock issued in exchange for services	23	—	304
Change in fair value of common stock warrants issued in connection with various equity financings	(1,942)	(2,762)	(4,133)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent purchase consideration	(683)	—	(683)
Changes in assets and liabilities:
Prepaid expenses	(317)	(214)	(467)
Accounts payable	(193)	211	531
Due to former parent	—	—	(207)
Deferred revenue	877	—	877
Accrued expenses and other current liabilities	870	306	2,190

Net cash used in operating activities	(10,499)	(8,388)	(54,609)

Cash flows from investing activities:
Cash received in acquisition	168	—	168
Purchase of short-term investments	—	(5,990)	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(53)	(65)	(739)
Disposal of equipment and furnishings	—	—	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

			Period from
			January 1,
			2003
			(Date of
	For the Nine	For the Nine	Inception)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011
Net cash provided by (used in) investing activities	115	(6,055)	(652)

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,609	15,235	64,976
Cash paid for repurchase of common stock	—	(3,849)	(3,849)
Net proceeds from exercise of common stock options	—	255	610
Net proceeds from exercise of common stock warrants	150	—	150
Net proceeds from issuance of convertible notes payable	500	—	500
Repayments of capital lease obligations	(73)	(46)	(199)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	19,186	11,595	70,954

Net increase (decrease) in cash and cash equivalents	8,802	(2,848)	15,693
Cash and cash equivalents at the beginning of period	6,891	5,684	—

Cash and cash equivalents at end of period	$15,693	$2,836	$15,693

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$2	$1	$726

Cash paid during the period for interest	$—	$—	$7

			Period From
			January 1,
	For the	For the	2003
	Nine	Nine	(Date of
	Months	Months	Inception)
	Ended	Ended	through
	September30,	September30,	September 30,
	2011	2010	2011
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$13,232	$2,466	$18,561

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$—	$785	$785

Fair value of stock options modified	$—	$—	$—

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$80	$53	$277

Value of restricted stock units and common stock issued in lieu of cash bonuses	$427	$254	$681

Non-cash lease deposit	$—	$—	$50

Apthera Acquisition:
Fair value of shares issued to acquire Apthera	$6,367	$—	$6,367
Fair value of contingent purchase price consideration in connection with Apthera acquisition	$6,460	$—	$6,460

Net assets acquired excluding cash of $168	$12,827	$—	$12,827

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
     On September 26, 2011, the name of the company was changed from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. (“ Galena ”) in connection with our planned separation into two companies: (i) Galena, which will operate as a late-stage oncology drug development company; and (ii) RXi Pharmaceuticals Corporation (“RXi”), which is a newly formed subsidiary of Galena that will continue to develop novel RNAi-based therapies utilizing our historical RNAi assets as described in Note 3. Unless the context otherwise indicates, references in these Notes to the “company,” “we,” “us” or “our” prior to the proposed separation, or “spin-off,” of RXi from Galena collectively refer to Galena, RXi, and our other wholly owned subsidiary, Apthera, Inc. (“Apthera”).
     Our new RXi subsidiary was formed by Galena in agreement with two institutional investors. As described in more detail in Note 3, on September 24, 2011, we contributed to RXi substantially all of our RNAi-related technologies and assets and entered into a number of agreements relating to RXi’s ongoing business and operations. RXi will focus on developing and commercializing therapeutic products based on RNAi technologies for the treatment of human diseases, including its lead anti-scarring and anti-fibrosis product candidate, RXI-109, with initial financing provided by us and the institutional investors. In these agreements, we have committed, among other things, to undertake to distribute to our stockholders a portion of the RXi common stock held by Galena in order to accomplish the spin-off of RXi.
     To date, RXi’s activities have consisted of completing its organizational activities, acquiring our RNAi-related assets and entering into the agreements described in Note 3.
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
     The Company believes that our existing cash and cash equivalents should be sufficient to fund our operations for the next twelve months. In the future, the Company will be dependent on obtaining funding from third parties such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate, the Company’s operations or to seek to merge with or to be acquired by another company.
     The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2011 and as amended on May 2, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information presented as of and for the nine months ended September 30, 2011 and 2010 and three months ended September 30, 2011 and 2010, as well as the cumulative financial information for the period from January 1, 2003 (date of inception) through September 30, 2011 is unaudited and has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of this information in all material respects. The results of any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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
Derivative Financial Instruments
     During the normal course of business, from time to time the Company issues warrants and options to vendors as consideration to perform services. It may also issue warrants as part of a debt or equity financing. The Company does not enter into any derivative contracts for speculative purposes. The Company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock ” the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company in certain events, as defined. See Note 10.
Obligations to Repurchase Shares of the Company’s Equity Securities
     In accordance with FASB ASC Topic 480-10, “Distinguishing Liabilities from Equity” the Company recognizes all obligations to repurchase shares of its equity securities that require or may require the Company to settle the obligation by transferring assets, as liabilities or assets in some circumstances measured at fair value with changes in fair value reflected as current period income or loss and are accounted for as such.
Deferred Revenue
     Deferred revenue consists of advance payments received under government grants. The Company will relieve the deferred revenue when the obligations under the grants are fulfilled.
Principles of Consolidation
     The consolidated financial statements include the accounts of Galena and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.
2. Apthera Acquisition
     On April 13, 2011, the Company completed its acquisition of Apthera, Inc., a Delaware corporation (“Apthera”), under an Agreement and Plan of Merger entered into on March 31, 2011. Subject to the terms and conditions of the merger agreement, the Company’s wholly owned subsidiary formed for this purpose was merged with and into Apthera, with Apthera surviving as a wholly-owned subsidiary of the Company. Under the merger agreement, the Company issued to Apthera’s stockholders approximately 5.0 million shares of common stock of the Company (the “Aggregate Stock Consideration”) and agreed to make future contingent payments of up to $32 million based on the achievement of certain development and commercial milestones relating to the Company’s NeuVax™ product candidate. The contingent consideration is payable, at the election of the Company, in either cash or additional shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the NASDAQ Marketplace Rules.
     In connection with the merger, the Company deposited with a third-party escrow agent certificates representing 10% of the Aggregate Stock Consideration, which shares will be available to compensate the Company and related parties for certain indemnifiable losses as described in the merger agreement. On October 13, 2011, the escrow agent released from the escrow 5% of the Aggregate Stock Consideration, or 248,705 shares.
     The Company’s acquisition of Apthera was in concert with the decision by the Company’s Board of Directors to diversify its development programs and to become a late stage clinical development company.

The purchase price consideration and allocation of purchase price of Apthera were as follows:

(in 000’s)
Calculation of allocable purchase price:
Fair value of shares issued at closing including escrowed shares expected to be released	$6,367 (i)
Estimated value of earn-out	6,460

Total allocable purchase price	$12,827

Allocation of purchase price:
Cash	$168
Prepaid expenses and other current assets	14
Equipment and furnishings	11
Goodwill	845
In-process research and development	12,864
Accounts payable	(931)
Accrued expenses and other current liabilities	(143)
Notes payable	(1)

$12,827

(i)	The value of the Company’s common stock was based upon a per share value of $1.28, the closing price of the Company’s common stock as of the close of business on April 13, 2011.
The estimated value of earn-out of $6.5 million originally recorded was based on the expected probability of achievement in the future of certain development and commercial milestones relating to the Company’s NeuVaxTM product candidate and then applying a discount rate, based on a corporate debt interest rate index publicly issued, to the expected future payments. The expected timing of the milestones, the probability of success for each milestone and the discount rates applied are updated quarterly using the most current information to measure the contingent liability as of the reporting date. The decrease in the fair value of the contingent liability from date of issuance to September 30, 2011 is $683,000, which was included in other income and expense in the accompanying condensed statements of expenses for the nine months ended September 30, 2011. The fair value of the contingent liability at September 30, 2011 was $5,777,000. Of this amount $1,632,000 was recorded as a current liability.
The following presents the pro forma net loss and pro forma net loss per common share for the three and nine months ended September 30, 2011 and 2010 of the Company’s acquisition of Apthera assuming the acquisition occurred as of January 1, 2010:

	For the Three Months Ended September 30,
	2011	2010
Net loss	$(5,835)	$(4,947)

Net loss per common share	$(0.14)	$(0.21)

Weighted average shares outstanding	41,970,481	23,346,849

	For the Nine months Ended September 30,
	2011	2010
Net loss	$(14,431)	$(12,051)

Net loss per common share	$(0.41)	$(0.53)

Weighted average shares outstanding	35,556,155	22,691,700

3. RXi Pharmaceuticals Corporation
Contribution Agreement
     On September 24, 2011, we entered into a contribution agreement with RXi pursuant to which we assigned and contributed to RXi substantially all of our RNAi-related technologies and assets. The contributed assets consist primarily of our novel RNAi compounds and licenses relating to our RNAi technologies, as well as the lease of our Worcester, Massachusetts laboratory facility, fixed assets and other equipment located at the facility and our employment arrangements with certain scientific, corporate and administrative personnel who have become employees of RXi. We also have contributed $1.5 million of cash to the capital of RXi.
     Pursuant to the contribution agreement, RXi has agreed to assume certain recent accrued expenses of our RXi-109 development program and all future obligations under the contributed licenses, employment arrangements and other agreements. RXi has also agreed to make future milestone payments to us of up to $45 million, consisting of two one-time payments of $15 million and $30 million, respectively, if RXi achieves annual net sales equal to or greater than $500 million and $1 billion, respectively, of any covered products that may be developed with the contributed RNAi technologies.
     In the contribution agreement, we have made customary representations and warranties to RXi regarding the contributed assets and other matters, and the parties have agreed to customary covenants regarding the conduct of RXi’s business pending the spin-off of RXi. The parties also have agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants set forth in the contribution agreement.
Securities Purchase Agreement
     On September 24, 2011, we also entered into a securities purchase agreement with RXi and two institutional investors (the “investors”), pursuant to which the investors agreed to purchase a total of $9,500,000 of Series A Preferred Stock of RXi (“RXi Preferred Stock”) at the closing of the spin-off of RXi, and to lend up to $1,500,000 to RXi to fund its operations between signing and closing (the “Bridge Loan”). The outstanding principal and accrued interest from the Bridge Loan will, except under certain circumstances described below, be converted into RXi Preferred Stock at the closing of the spin-off of RXi and will represent a portion of the $9,500,000 total investment, which is referred to herein as the “RXi financing.” The RXi financing and the spin-off of RXi are subject to customary closing conditions, including the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the distribution by us of the spin-off shares. There is no assurance that the RXi financing and the spin-off of RXi will be completed.
     The RXi Preferred Stock will be convertible by a holder at any time into shares of RXi common stock, except to the extent that the holder would own more than 9.999% of the shares of RXi common stock outstanding immediately after giving effect to such conversion. Without regard to this conversion limitation, the shares of the Preferred Stock to be held by the investors upon completion of the RXi financing and the spin-off of RXi will be convertible into shares of RXi common stock representing approximately 83% of the shares of RXi common stock that would be outstanding, assuming the conversion in full of the Preferred Stock, which we refer to as the “as-converted common stock.” We will own approximately 12% of the as-converted common stock immediately prior to the spin-off of RXi, and Advirna, LLC, a key licensor of RXi, will be issued the remaining 5% of the as-converted common stock pursuant to the agreement with Advirna, LLC as described below.
   Spin-Off
     We have agreed in the securities purchase agreement to undertake to distribute to our stockholders on a share-for-share basis approximately 8% of the as-converted common stock of RXi, subject to the registration of the distribution of such shares under the Securities Act of 1933, as amended (the “Securities Act”) and other conditions. Assuming the spin-off of RXi is completed, we will initially retain 4% of the as-converted common stock, and we have agreed, in the securities purchase agreement, not to sell or dispose of our shares of RXi common stock for a one-year period following completion of the spin-off of RXi. The securities purchase agreement provides that the spin-off will be on a share-for-share basis, so that one share of RXi will be distributed as a dividend on each share of Galena that is issued and outstanding as of a record date to be determined prior to the spin-off. Accordingly, the capitalization of RXi has not yet been established and the actual number of spin-off shares, as well as the actual shares of common stock of RXi to be outstanding upon completion of the spin-off of RXi, are not yet known and will be determined at a subsequent time closer to the completion of the spin-off.
   Purchase Agreement Terms and Conditions
     In the securities purchase agreement, the parties have made customary representations and warranties to the other parties and have agreed to customary covenants regarding the parties’ actions in connection with the spin-off of RXi and other matters, including the filing of a resale registration statement registering a portion of the common stock underlying the conversion of the Preferred Stock. The parties also have agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants set forth in the securities purchase agreement. RXi has agreed, upon completion of the spin-off of RXi, to reimburse Galena and the investors for up to a total of $250,000 and $100,000, respectively, of transaction costs relating to the contribution agreement, the securities purchase agreement and the transactions contemplated by the agreements.
     The securities purchase agreement may be terminated in certain circumstances, including by the investors or us if the spin-off of RXi has not occurred by February 22, 2012. If the securities purchase agreement is terminated without cause due to the fact that the spin-off has not occurred by such date, then a portion of the Bridge Loan will be converted into common stock of RXi, as described below.
     Bridge Loan
     Pursuant to the securities purchase agreement, the investors have agreed to provide the Bridge Loan by purchasing $500,000 of secured convertible promissory notes of RXi (“RXi convertible notes”) and agreeing to purchase up to an additional $1 million of RXi convertible notes prior to the closing of the spin-off or RXi. The RXi convertible notes will, except as described below, be convertible into shares of RXi Preferred Stock at a conversion price of $1,000 per share. The proceeds from the Bridge Loan will be used by RXi in accordance with an operating budget approved by the investors to fund RXi’s business and operations pending completion of the spin-off of RXi.
     The RXi convertible notes accrue interest at a rate of 7% per annum (or 18% per annum in the case of an event of default) and mature on February 22, 2012, or earlier in the case of an event of default. The obligations due under the RXi convertible notes are secured by a first-priority blanket lien on the assets of RXi and are guaranteed by Galena. Additionally, Galena has pledged all of the shares of RXi common stock that it holds to further guaranty the timely repayment of the amounts due under the RXi convertible notes, if not converted into RXi Preferred Stock at the closing under the securities purchase agreement.
     The RXi convertible notes will be issued, and the Bridge Loan will be funded, in three tranches of $500,000 each, with the initial tranche issued and funded on September 24, 2011 and the second and third tranches to be issued and funded following the approval by the investors, in their discretion, of operating budgets for RXi during the period between September 24, 2011 and closing under the securities purchase agreement.
     If the closing under the securities purchase agreement has not occurred by the February 22, 2012 maturity date of the RXi convertible notes, then 50% of the outstanding Bridge Loan balance will be converted into a number of shares of RXi common stock equal to 51% of the post-conversion shares outstanding. RXi will remain obligated to repay the remaining balance of the principal and accrued interest under the Bridge Loan, and Galena has agreed to guarantee RXi’s repayment of the RXi convertible notes to the extent they are not converted. In this event, Galena and Advirna, LLC will beneficially own 44% and 5%, respectively, of the outstanding shares of RXi common stock, and RXi will carry on as a stand-alone private company under the investors’ control. Neither the investors nor Galena will be obliged to provide any funding to RXi in this event.
     At September 30, 2011, the first tranche of $500,000 was received and recorded to convertible notes payable as a current liability. There are additional features of the Series A Convertible Preferred Stock which represent contingent beneficial conversion features, to be reevaluated in the future. In the event that the facts and circumstances indicate that a contingency is removed, at that point the beneficial conversion feature, if any, will be recorded.
Advirna Agreement
     As part of the transactions contemplated by the contribution and securities purchase agreements, RXi has entered into an agreement with Advirna, LLC, which we refer to as “Advirna,” a company affiliated with Anastasia Khvorova, Ph.D., RXi’s Senior Vice President and Chief Scientific Officer. In the agreement, Advirna has agreed to amend its existing patent and technology assignment agreement with RXi to eliminate all clinical milestone and royalty payments to Advirna under the amended agreement; obligations remain to make an annual $100,000 maintenance fee and a one-time milestone payment of $350,000 to Advirna upon the issuance of a patent with valid claims covering the assigned technology. Additionally, RXi will be required to pay a 1% royalty to Advirna for any licensing revenue received by RXi on the license of the assigned Advirna technology. In exchange, RXi has agreed to issue to Advirna upon the earlier of the closing under the securities purchase agreement or the partial conversion of the RXi convertible notes, a number of shares of RXi common stock equal to 5% of the as-converted common stock of RXi.
4. Fair Value Measurements
     Effective January 1, 2008, the Company implemented FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are defined as follows:
Level 1 — quoted prices in active markets for identical assets or liabilities.
Level 2 — other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.
Level 3 — significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.
     The Company categorized its cash equivalents as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settleable in cash as a Level 2 hierarchy. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718. The contingent purchase price consideration is categorized as a Level 3 hierarchy and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and the updated discount rates based on a corporate debt interest rate index publicly issued.

	Quoted
	Prices	Significant
	in	Other	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$15,693	$15,693	$—	$—

Total assets	$15,693	$15,693	$—	$—

Liabilities:
Warrants potentially settleable in cash	$15,226	$—	$15,226	$—
Contingent purchase price consideration	5,777	—	—	5,777

Total liabilities	$21,003	$—	$15,226	$5,777

		Quoted
		Prices	Significant
		in	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$6,891	$6,891	$—	$—

Total assets	$6,891	$6,891	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,138	$—	$3,138	$—

Total liabilities	$3,138	$—	$3,138	$—

Fair Value of Financial Instruments
     The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, capital leases, and convertible notes approximate their fair values due to their short-term nature and market rates of interest.
5. Stock Based Compensation
     The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.
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
     The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and nine month periods ended September 30, 2011 and 2010, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2011	2010	2011	2010
Weighted average risk-free interest rate	1.03%	N/A	1.59%	3.02%
Weighted average expected volatility	98.94%	N/A	103.27%	121.19%
Weighted average expected lives (years)	5.34	N/A	5.49	7.37
Weighted average expected dividend yield	0.00%	N/A	0.00%	0.00%
The weighted average fair value of options granted during the nine-month period ended September 30, 2011 and 2010 was $0.91 and $4.34 per share, respectively.
The weighted average fair value of options granted during the three-month period ended September 30, 2011 and 2010 was $0.66 and $4.87 per share, respectively.
     Galena’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that Galena has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Galena has estimated an annualized forfeiture rate of 15.0% for options granted to its employees, 8.0% for options granted to senior management and no forfeiture rate for the directors. Galena will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes stock option activity from January 1, 2011 through September 30, 2011:

		Weighted
		Average	Aggregate
	Total Number	Exercise	Intrinsic
	of Shares	Price	Value

Outstanding at January 1, 2011	4,333,136	$5.10	$137,000
Granted	3,262,500	0.87	167,250
Exercised	—	—	—
Cancelled	1,144,067	4.22	—

Outstanding at September 30, 2011	6,451,569	$3.29	$167,250

Options exercisable at September 30, 2011	4,652,517	$3.71	$94,500

     The aggregate intrinsic values of outstanding and exercisable options at September 30, 2011 were calculated based on the closing price of the Company’s common stock on September 30, 2011 of $1.01 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised were calculated based on the difference, if any, between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the date of exercise.
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
     The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2011	2010

Options to purchase common stock	6,451,569	4,319,312
Warrants to purchase common stock	20,050,642	2,100,642

Total	26,502,211	6,419,954

7. License Agreements
     As part of its business, the Company enters into licensing agreements that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, Galena is required to make royalty payments based upon a percentage of product sales.
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

     In conjunction with the acquisition of Apthera, the Company assumed the rights and obligations of a certain license agreement, as amended, from The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to the use of composition for one patent and one patent applications involving the use of the E75 peptide. Under the terms of this license, we are required to make future annual maintenance fee payments, as well as clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies. As part of the expected payments under the terms of the license, the Company must pay an annual maintenance fee of $175,000 in 2011 and $200,000 in 2012. In addition, upon commencing the Phase 3 trial, we will pay a milestone payment of $200,000. We expect commencement of the Phase 3 trial to occur by the first half of 2012. In July 2011, the Company entered into a subsequent non-exclusive license agreement with HJF which grants two patent rights and two patent applications relating to the use of the E75 peptide. As part of the expected payments under the terms of the license, the Company paid an issue royalty fee of $100,000. In addition, the Company must pay an annual maintenance fee of $50,000 ($25,000 for each patent) and royalties based on net sales upon commercialization.
8. Stockholders’ Equity and Warrant Liabilities
2011 Financings
     On September 26, 2011, the Company completed a direct offering of 700,000 shares of common stock for gross proceeds of $455,000.
     On April 20, 2011, the Company completed an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million (the “April 2011 Offering”). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share (subject to anti-dilution adjustment). The shares of common stock and warrants were immediately separable and no separate units were issued. The warrants are exercisable beginning one year and one day from the date of issuance, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other offering expenses, were approximately $10.9 million. As a result of the subsequent offering that was completed on September 26, 2011, the exercise price of the 11,950,000 outstanding warrants sold in the April 2011 Offering was reduced to $0.65 per share as a result of the anti-dilution adjustment.
     On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million (the “March 2011 Offering”). The offering provided approximately $7.3 million to the Company after deducting the underwriting discounts and commissions and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise price of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). On April 15, 2011, the holders of outstanding warrants issued in the March 2011 Offering to purchase an aggregate of 3,450,000 shares of common stock agreed to exchange such warrants for warrants exercisable for the same number of shares as those being exchanged, but otherwise on the same terms of the warrants sold in the Company’s April 2011 financing. Prior to the exchange, the Company recorded a decrease in fair value of $1,000,000 related to the exchanged warrants. Upon the exchange, the Company recorded a loss of $900,000, which represented the difference between the adjusted fair value of the March 2011 warrants as compared to the fair value of the April 2011 warrants received in the exchange. As a result of a subsequent offering that was completed on April 15, 2011, the exercise price of the remaining 2,550,000 outstanding warrants sold in the March 2011 Offering was reduced to $1.00 per share as a result of the anti-dilution adjustment. At September 30, 2011, 150,000 warrants from the March 2011 Offering had been exercised with a remaining outstanding balance of 5,850,000. As a result of the subsequent offering on September 26, 2011, the exercise price of the remaining 5,850,000 warrants sold in the March 4, 2011 Offering were reduced to $0.65 per share as a result of the anti-dilution adjustment.
Warrants Potentially Settleable in Cash
     Certain warrants issued in connection with a registered direct stock offering on August 3, 2009 (the “2009 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.72% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from the date of issuance to September 30, 2011 is $2,576,000, of which $1,656,000 has been included in other income and expense in the accompanying condensed statements of expenses for the nine months ended September 30, 2011. The fair value of the warrants at September 30, 2011 of $286,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.93%. The expected life assumption is based on the remaining contract term of 2.8 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.42% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     Certain warrants issued in connection with the March 22, 2010 stock offering (the “2010 Offering”) were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The decrease in the fair value of the warrants from date of issuance to September 30, 2011 is $2,142,000, of which $871,000 has been included in other income and expense in the accompanying condensed statements of expenses for the nine months ended September 30, 2011. The fair value of the warrants at September 30, 2011 of $324,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.93%. The expected life assumption is based on the remaining contract term of 5.0 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.96% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     The thirteen-month and five-year warrants issued in connection with the March 2011 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the remaining 2,550,000 warrants at the date of issuance totaling $1,790,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 113.25%. The expected life assumption is based on the contract term of 1.08 years used for the thirteen-month warrants and 5 years used for the five-year warrants. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.26% used for the thirteen-month warrants and 2.17% used for the five-year warrants is equal to the zero coupon rate in effect at the time of the grant. In July 2011, 75,000 of the thirteen-month warrants were exercised at $1.00 per common share which resulted in a $34,000 reduction of warrant liability. In July 2011, 75,000 of the five-year warrants were exercised at $1.00 per common share which resulted in a $68,000 reduction of warrant liability. The decrease in the fair value of the warrants from date of issuance to September 30, 2011 of $318,000 has been included in other income and expense in the accompanying condensed statements of expenses for the nine months ended September 30, 2011. The fair value of the warrants at September 30, 2011 of $1,473,000 is included as a current liability in the accompanying balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.93%. The expected life assumption is based on the remaining contract term of one year used for the thirteen-month warrants and 4.4 years used for the five- year warrants. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.06% used for the thirteen-month warrants and 0.96% used for the five-year warrants is equal to the zero coupon rate in effect on the date of the re-measurement.
     The warrants issued in connection with the April 2011 Offering, including the warrants issued in exchanged for the March 2011 warrants, were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $11,442,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 99.04%. The expected life assumption is based on the contract term of 7.0 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.81% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. The increase in the fair value of the warrants from date of issuance to September 30, 2011 is $1,701,000, of which all has been included in other income and expense in the accompanying condensed statements of expenses for the nine months ended September 30, 2011. The fair value of the warrants at September 30, 2011 of $13,143,000 is included as a current liability in the accompanying balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.93%. The expected life assumption is based on the remaining contract term of 6.6 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 1.43% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.

Stock Options Modified
     On April 14, 2011, all of the Company’s directors and certain of the Company’s executive officers executed agreements with the Company under which they agreed that none of their outstanding stock options will be exercisable unless and until the Company increases the number of authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock. An aggregate of 3,489,256 option shares are covered by these agreements. For accounting purposes, the agreement of all of the Company’s directors and certain executive officers to place restrictions of the exercisability of their options is treated as a modification of their options resulting in the reclassification of the options from equity to a liability. In connection with the modification, the Company will recognize compensation cost equal to the greater of (a) the grant date fair value of the original equity award plus an incremental cost associated with the modification or (b) the fair value of the modified award when it is settled. On July 15, 2011, the Board of Directors of the Company adopted an amendment to increase the authorized shares of common stock to 125,000,000, which was presented to and approved by the stockholders of the Company at the 2011 Annual Meeting of Stockholders. This increase in the authorized shares was sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock, as a result, the liability was marked to market through July 15, 2011 and, upon settlement, the value of $1,036,000 was reclassified to additional paid in capital.
Other Equity Transactions
     On March 30, 2011, the Company entered into a severance agreement with its former President and Chief Executive Officer whereby, among other things, it agreed to issue shares to the former officer such that the number of shares issued times the market price of the shares on the day immediately following the separation date equal a value of $300,000. The agreement further provides that the Company will, at its option, provide a cash payment or additional shares to the former officer if necessary such that the value of 1/3 of the shares issued and 2/3 of the shares issued, respectively, at the separation date equal a guaranteed value of $100,000 as of the 90th day following the separation date and $200,000 as of the 180th day following the separation date based on the closing price of the Company’s common stock for the five days preceding each measurement date. As of September 30, 2011, all payments and shares due under this severance agreement have been issued and recorded to stock compensation expense.
9. Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements”, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements were adopted by the Company January 1, 2011 and did not have an impact on the Company’s financial position, results of operations or cash flows or require additional disclosures.
     In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We do not believe that this will have a material impact on our consolidated financial statements.

     In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations” (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted updated No. 2010-29 beginning January 1, 2011. The financial statements have been updated to reflect the adoption of this pronouncement.
     In May 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this new standard will have a material impact on its condensed consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): “Presentation of Comprehensive Income,” a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this new standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s condensed consolidated financial statements.
10. Subsequent Events
     The Company evaluated all events or transactions that occurred after September 30, 2011 up through the date these financial statements were issued. Other than what is disclosed below, during this period or in Note 2 regarding the release of the escrow shares, the Company did not have any material recognizable or unrecognizable subsequent events.
RXi Registration Statement
     On October 25, 2011, RXi filed a registration statement with the Securities and Exchange Commission to register the shares of RXi common stock that Galena proposes to distribute to its stockholders in the spin-off of RXi from Galena. The distribution will be made to Galena stockholders as of the record date for the distribution, which is expected to be ten days after the registration statement is declared effective by the Securities and Exchange Commission.
     The spin-off, itself, and the permanent financing of RXi described in Note 3, are subject to certain conditions, including the completion of the registration of the spin-off with the SEC. It is anticipated that the RXi common shares will be listed for trading on an appropriate stock exchange or quotation service following the spin-off.
Warrant Purchase Demand
     On October 28, 2011, we received a letter from Hudson Bay Master Fund, Ltd. (“Hudson Bay”) in which Hudson Bay alleges that the filing by us on September 26, 2011 of a Certificate of Ownership and Merger with the Delaware Secretary of State constituted a “Fundamental Transaction” within the meaning of a warrant to purchase up to 1,930,000 shares of our common stock held by Hudson Bay and elects to exercise a purported option under its warrant to require us to purchase the warrant for cash in the amount of $1,371,651. According to Hudson’s Bay’s letter, this is the value of Hudson Bay’s warrant as determined based on the Black-Scholes valuation method using the valuation criteria specified in the warrant. The Certificate of Ownership was filed to cover our merger with a wholly owned subsidiary for the sole purpose of changing our name from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. We believe that no “Fundamental Transaction” within the meaning of our outstanding warrants has occurred and that we are not obliged to purchase Hudson Bay’s warrant, and have so notified Hudson Bay. We cannot predict the outcome of this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document, “we,” “our,” “ours,” “us,” “Galena” and the “Company” refer to Galena Biopharma, Inc., together with RXi Pharmaceuticals Corporation and Apthera, Inc., Galena’s wholly owned subsidiaries.
This management’s discussion and analysis of financial condition as of September 30, 2011 and results of operations for the three months and nine months ended September 30, 2011 and 2010 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on April 15, 2011.
The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.
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
     On September 26, 2011, we changed the name of our company from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. in connection with our planned separation into two companies: (i) Galena, which will operate as a late-stage oncology drug development company; and (ii) RXi Pharmaceuticals Corporation (“RXi”), which is a newly formed subsidiary of Galena that will continue to develop novel RNAi-based therapies utilizing our historical RNAi assets described in Note 3. RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in our name to Galena. Unless the context otherwise indicates, references in these Notes to the “company,” “we,” “us” or “our” prior to the proposed separation, or “spin-off,” of RXi from Galena collectively refer to Galena, RXi, and our other wholly owned subsidiary, Apthera, Inc. (“Apthera”).
     Our new RXi subsidiary was formed by us in agreement with two institutional investors. On September 24, 2011, we contributed to RXi substantially all of our RNAi-related technologies and assets and entered into a number of agreements relating to RXi’s ongoing business and operations. RXi will focus on developing and commercializing therapeutic products based on RNAi technologies for the treatment of human diseases, including its lead anti-scarring and anti-fibrosis product candidate, RXI-109, with initial financing to be provided by us and the institutional investors. In these agreements, we have committed, among other things, to undertake to distribute to our stockholders a portion of the RXi common stock held by Galena in order to accomplish the spin-off of RXi.
     To date, RXi’s activities have consisted of completing its organizational activities, acquiring our RNAi-related assets and entering into the agreements described in Note 3 of the accompanying Notes to Financial Statements.

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
Results of Operations
For the Three and Nine Months Ended September 30, 2011 and September 30, 2010
     We reported a loss from operations of $5,076,000, which includes $1,011,000 of non-cash equity based compensation, for the three months ended September 30, 2011 compared with a loss from operations of $3,719,000, which includes $987,000 of non-cash equity compensation, in 2010. The increase in loss of $1,357,000, or 36%, was due primarily to a $1,012,000 increase in research and development expenses, an increase of $321,000 in general and administrative expenses due to the focus on oncology related to the Apthera acquisition, and an increase of $24,000 in non-cash equity compensation, as noted below.
     We reported a loss from operations of $14,977,000, which includes $2,930,000 of non-cash equity based compensation, for the nine months ended September 30, 2011 compared with a loss from operations of $12,929,000, which includes $4,112,000 of non-cash equity based compensation, in 2010. The increase in loss of $2,048,000, or 16%, was due primarily to a $2,480,000 increase in research and development expenses and an increase of $750,000 in general and administrative expenses due to the focus on oncology related to the Apthera acquisition, offset by a decrease of $1,182,000 in non-cash equity based compensation, as noted below.
     For the three months ended September 30, 2011, our net loss was approximately $5,475,000 compared with a net loss of $4,135,000 for the three months ended September 30, 2010. The increase in net loss of $1,340,000 or 32% includes the loss from operations of $5,076,000 and $1,074,000 in non-cash other expense related to the change in fair value of common stock warrants issued in several financing transactions offset by $655,000 in non-cash other income related to the change in fair value of our contingent purchase price consideration liability. The result was a net loss per share of $0.13 and $0.23 for the three months ended September 30, 2011 and 2010, respectively. Variations in the losses between the two periods are discussed below.
     For the nine months ended September 30, 2011, our net loss was approximately $13,074,000 compared with a net loss of $10,162,000 for the nine months ended September 30, 2010. The increase in net loss of $2,912,000, or 29%, includes the loss from operations of $14,977,000 offset by other income of $1,042,000 related to the change in fair value of warrants issued in several financing transactions, $683,000 in non-cash other income related to the change in fair value of our contingent purchase price consideration liability, and government grant monies received. The result was a net loss per share of $0.39 and $0.57 for the nine months ended September 30, 2011 and 2010, respectively. Variations in the losses between the two periods are discussed below.
Research and Development Expense
     Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as clinical trial preparation costs, licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect research and development expenses to increase as we expand our discovery, development and clinical activities.
     Total research and development expenses were approximately $3,002,000 for the three months ended September 30, 2011, compared with $1,936,000 for the three months ended September 30, 2010. The increase of $1,066,000, or 55%, was primarily due to an increase of $1,012,000 in research and development expenses due to a ramp up in NeuVax™-related fees and activities and an increase of $75,000 in employee non-cash stock based compensation offset by a decrease of $21,000 in non-employee non-cash stock based compensation.
     Total research and development expenses were approximately $7,835,000 for the nine months ended September 30, 2011, compared with $6,126,000 for the nine months ended September 30, 2010. The increase of $1,709,000, or 28%, was primarily due to an increase of $2,480,000 in research and development expenses due to a ramp up in NeuVax™-related fees and activities, which was partially offset by a decrease of $764,000 in non-employee non-cash stock based compensation and a $7,000 decrease in employee non-cash stock based compensation.

General and Administrative Expense
     General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.
     General and administrative expenses were approximately $2,074,000 for the three months ended September 30, 2011, compared with $1,783,000 for the three months ended September 30, 2010. The increase of $291,000, or 16%, was primarily due to an increase of $321,000 in general and administrative expenses and an increase of $105,000 in non-cash employee stock based compensation offset by a decrease of $135,000 of non-cash non-employee stock based compensation expense. Excluding these non-cash items, general and administrative expenses were approximately $1,447,000 for the three months ended September 30, 2011, compared with $1,126,000 for the three months ended September 30, 2010. The increase of $321,000 was primarily due to an increase in expenses for professional services.
     General and administrative expenses were approximately $7,142,000 for the nine months ended September 30, 2011, compared with $6,803,000 for the nine months ended September 30, 2010. The increase of $339,000, or 5%, was primarily due to an increase of $750,000 in general and administrative expenses, an increase of $114,000 in employee non-cash stock based compensation and a $23,000 increase due to non-cash stock based compensation expense offset by a decrease of $548,000 in non-cash compensation related to a warrant issued for business advisory services. Excluding these non-cash items, general and administration expense were approximately $4,978,000 for the nine months ended September 30, 2011, compared with $4,228,000 for the nine months ended September 30, 2010. The increase of $750,000 was primarily due to severance payments in connection with a reduction in force and an increase in expenses for professional services.
Interest Income
     Interest income was negligible for the three and nine months ended September 30, 2011 and 2010. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.
Other Income/Expense
     Other income and expense for the three months ended September 30, 2011 was approximately expense of $397,000, which includes $1,074,000 in non-cash expense related to a loss on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009, 2010 and 2011 offset by $655,000 in non-cash income related to a gain on the change in the fair value of our contingent purchase price consideration liability.
     Other income and expense for the nine months ended September 30, 2011 was approximately income of $1,909,000, which includes $1,042,000 in non-cash income related to a gain on the change in the fair value of common stock warrants issued in connection with several financing transactions in 2009, 2010 and 2011, $683,000 in non-cash income related to a gain on the change in the fair value of our contingent purchase price consideration liability and $186,000 of government grant monies received. The fair value of the 2009, 2010 and 2011 warrants of $15,226,000 at September 30, 2011 is included as a current liability in the accompanying balance sheets and were determined using the Black-Scholes option pricing model.
Liquidity and Capital Resources
     We had cash and cash equivalents of approximately $15.7 million as of September 30, 2011, compared with $2.8 million as of September 30, 2010. We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.
     As a result of our acquisition of Apthera and the expenses expected to be incurred in connection with the Phase 3 clinical trial for NeuVax™, we expect that our expenses will increase from historic levels for the foreseeable future. We believe that our existing cash and cash equivalents should be sufficient to fund our operations for the next twelve months. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities
     Net cash used in operating activities was approximately $10,499,000 for the nine months ended September 30, 2011, compared with $8,388,000 for the nine months ended September 30, 2010. The increase of approximately $2,111,000 resulted primarily from a net loss of $13,074,000, of which $2,801,000 related to stock-based compensation, $23,000 related to common stock issued in exchange for services, $106,000 related to stock warrant expense in exchange for services, $126,000 related to depreciation, a $7,000 loss on disposal of equipment, $900,000 related to the loss on exchange of equity instruments, $1,942,000 that reflects the fair value of warrants and mandatorily redeemable stock obligations issued in financings completed by the Company in 2009, 2010 and 2011, $683,000 that reflects the fair value of contingent purchase consideration and $1,237,000 related to changes in current assets and liabilities.
Net Cash Flow from Investing Activities
     Net cash used in investing activities was approximately $115,000 for the nine months ended September 30, 2011, compared with $6,055,000 for the nine months ended September 30, 2010. The decrease was primarily due to $168,000 in cash received from the Apthera acquisition offset by $53,000 in purchases of equipment and furnishings in 2011 compared with $5,990,000 in the purchase of short term investments and $65,000 in purchases of equipment and furnishing for the same period in 2010.
Net Cash Flow from Financing Activities
     Net cash provided by financing activities was $19,186,000 for the nine months ended September 30, 2011, compared with $11,595,000 for the nine months ended September 30, 2010. The increase was primarily due to net proceeds from the issuance of common stock in the amount of $18,609,000 from the March, April and September 2011 financings and the issuance of $500,000 in convertible notes payable, compared with net proceeds from the issuance of common stock in the amount of $15,235,000 from the financing completed in the first half of 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our President, Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report and identified a deficiency, discussed below, that it considered to be material weaknesses in the effectiveness of our internal controls over financial reporting related to accounting for certain outstanding stock options and warrants. Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”
     For the period ended June 30, 2011, we originally reported as current liabilities the fair value of stock options modified and of warrants potentially settleable in cash of $682,000 and $11,882,000, respectively, as determined using the Black-Scholes option-pricing model based on erroneous weighted-average stock volatility of 74.52%. The correct weighted-average stock volatility for this purpose was 98.63%. The non-cash charge associated with the warrant liability contributed to our originally reported net loss of $1,382,000 and $5,227,000 for the three and six months ended June 30, 2011, respectively. We recently restated our condensed consolidated financial statements as of June 30, 2011 by means of an amended Quarterly Report for the period ended June 30, 2011 to reflect corrected current liabilities of $1,036,000 and $14,254,000 attributable to the fair value of options modified and of warrants potentially settleable in cash, respectively. Our restated condensed consolidated financial statements also reflect associated other income of $871,000 and $2,306,000 and a net loss of $3,754,000 and $7,599,000 for the three months and six months ended June 30, 2011, respectively. The adjustment to the fair value of the stock options modified liability is accounted for as a reclassification of additional paid-in capital and had no impact on the Company’s other income and net loss.
     The deficiency that management considered to be material weaknesses in the effectiveness of our internal controls over our accounting for stock options modified and our warrants potentially settleable in cash related to the miscalculation of the weighted-average volatility used in the application of the Black-Scholes option-pricing model. In populating the spreadsheet for the weighted-average volatilities of the four companies in the peer group identified by management, management inadvertently omitted the volatility of one peer company. As a result, the weighted-average volatility (computed by dividing by four the sum of the volatilities of the peer companies) omitted one of the four volatilities, which led to the lower reported weighted-average volatility. Having completed our review and evaluation of the calculation of the weighted-average volatility and the application of the Black-Scholes option-pricing model, we believe that this weakness has been remedied. We intend to closely monitor the peer group of companies utilized for this purpose on an ongoing basis and additionally intend to enhance our internal review of the fair values of our stock options and warrants to ensure the effectiveness of all aspects of our controls related to stock options and warrants.
     Based on his evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, because of the error described above, our President, Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures over our accounting for stock options modified and for warrants potentially settleable in cash were not effective as of the end of the quarter ended September 30, 2011.
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
Galena Biopharma, Inc.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1.A RISK FACTORS
     You should consider the following risks associated with the spin-off of RXi, as well as the “Risk Factors” included under Item 1A. of our annual report on Form 10-K for the year ended December 31, 2010.
We Have Agreed to Undertake the Spin-Off of RXi, but May Not Be Able To Do So
     We have agreed in the securities purchase with RXi and the investors in RXi to undertake to distribute to our stockholders, on a share-for-share basis, shares of RXi common stock constituting approximately 8% of the fully-diluted shares of RXi common stock at the time of the spin-off. The spin-off of RXi is subject to SEC rules and the requirements of the Delaware General Corporation Law, and we may be unable to comply with these rules and requirements, or may experience delays in complying. The distribution of the spin-off shares also is expected to be taxable to our stockholders.
We Retain Little Discretion Over RXi’s Use of its Funds
     Although RXi currently is a wholly-owned subsidiary of ours, our $1.5 million capital contribution to RXi and all funds received by RXi from the investors in RXi must be used for RXi’s own working capital and general corporate purposes, including the payment of salaries and employee expenses of its officers and other employees, and for other costs and expenses of its RNAi research and development activities, by RXi in accordance with an operating budget approved by the investors. We will have little discretion over RXi’s use of its funds, and will not be able to use such funds in Galena’s activities.

We Have Agreed to Guarantee the Bridge Loan to RXi, and if the Spin-Off of RXi is Not Complete We Will Lose Control of RXi
     Pursuant to the securities purchase agreement, the investors have agreed to provide a Bridge Loan to RXi by purchasing $500,000 of RXi convertible notes and agreeing to purchase up to an additional $1 million of RXi convertible notes prior to closing. The RXi convertible notes accrue interest at a rate of 7% per annum (or 18% per annum in the case of an event of default) and mature on February 22, 2012, or earlier in the case of an event of default. The obligations due under the RXi convertible notes are secured by a first-priority blanket lien on the assets of RXi and are guaranteed by Galena. Additionally, Galena has pledged all of the shares of RXi common stock that it holds to further guaranty the timely repayment of the amounts due under the RXi convertible notes, if not converted into RXi Preferred Stock at closing.
     If the closing of the transactions under the securities purchase agreement has not occurred by the February 22, 2012 maturity date of the RXi convertible notes, then 50% of the outstanding Bridge Loan balance will be converted into a number of shares of RXi common stock equal to 51% of the post-conversion shares outstanding. RXi will remain obligated to repay the remaining balance of the principal and accrued interest under the Bridge Loan, and Galena has agreed to guarantee RXi’s repayment of the RXi convertible notes to the extent they are not converted. In this event, Galena and Advirna will beneficially own 44% and 5%, respectively, of the outstanding shares of RXi common stock, and RXi will carry on as a stand-alone private company under the investors’ control. Neither the investors nor Galena will be obliged to provide any funding to RXi in this event.
Risks Associated With Our Ownership of RXi
     If the spin-off is completed, or if it is not completed and we become a minority stockholder in RXi, the value of our ownership interest in RXi will depend upon RXi’s success in developing and commercializing products based upon its RNAi technologies, which is subject to significant risks and uncertainties, including the risks and uncertainties described in RXi’s Registration Statement on Form S-1 filed on October 25, 2011 with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.
6. EXHIBITS
EXHIBIT INDEX

Exhibit
Number	Description
10.1	Separation and Transition Agreement entered into as of September 24, 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Pamela Pavco, Ph.D.*

10.2	Amendment No. 1 to Employment Agreement made as of September 23, 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark W. Schwartz, Ph.D.*

10.3	Employment letter dated 21 September 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Kwang Lee.*

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of Galena Biopharma, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (2) Condensed Consolidated Statements of Expenses for the three months and Nine months ended September 30, 2011 and 2010 and for the period from January 1, 2003 (inception) to September 30, 2011; (3) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010 and for the cumulative period from January 1, 2003 (inception) to September 30, 2011; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Indicates a management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galena Biopharma, Inc. (Registrant)
By:	/s/ Mark J. Ahn
Mark J. Ahn

President, Chief Executive Officer and Chief Financial Officer Date: November 14, 2011