Form 10-K
period 2011-12-31
Galena Biopharma, Inc.
filed 2012-03-28
CIK 1390478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33958

GALENA BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8099512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
310 N. State Street, Suite 208 Lake Oswego, OR	97034 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(855) 855-4253

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes        ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐  Yes        ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for any such shorter time that the registrant was required to submit and post such files).    ☒  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes        ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Capital Market on June 30, 2011, was approximately $41,000,064.

As of March 26, 2012, the registrant had 50,493,396 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2011, are incorporated by reference in this Form 10-K.

i

INTRODUCTORY NOTE

On September 26, 2011, we changed the name of our company from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. In this annual report, we sometimes refer to Galena Biopharma, Inc. as “Galena” or the “Company” and to our wholly-owned subsidiary, Apthera, Inc., as “Apthera.” On September 26, 2011, we also announced the contribution of our historical RNAi assets to a new subsidiary formed by us for this purpose and the proposed partial spin-off of the subsidiary referred to under “Item 1. Business — Recent Developments” in this annual report. Our new subsidiary, which assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in our name, is referred to in this annual report as “RXi.”

We recently announced that our board of directors had declared a conditional dividend on Galena common stock of one share of common stock of RXi for each outstanding share of Galena common stock to be made pursuant to the registration statement filed by RXi with the Securities and Exchange Commission and declared effective on February 14, 2012. For the reasons described under “Item 1. Business — Recent Business Developments” in this annual report, there is no assurance that the payment and distribution of the RXi shares will be completed as planned.

Unless the context otherwise indicates, references in this annual report to the “company,” “we,” “us” or “our” refer (i) to Galena, Apthera and RXi, collectively, prior to the proposed partial spin-off of RXi; and (ii) to only Galena and Apthera, together, after the partial spin-off of RXi, assuming it is completed.

“SAFE HARBOR” STATEMENT

Some of the information contained in this annual report may include forward-looking statements that reflect our current views with respect to our research and development activities, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. We make these statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this annual report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this annual report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this “Safe Harbor” Statement.

Item 1.	BUSINESS

Overview

Galena is a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using targeted biotherapeutics. We are pursuing the development of novel cancer therapeutics using peptide-based immunotherapy products, including our main product candidate, NeuVaxTM (E75), for the treatment of breast cancer and other tumors.

NeuVax is a peptide-based immunotherapy intended to reduce the recurrence of breast cancer in low-to-intermediate HER2-positive breast cancer patients not eligible for trastuzumab (Herceptin®; Genentech/Roche). On January 19, 2012, we initiated enrollment in our Phase 3 PRESENT clinical trial for NeuVax™ (E75 peptide plus GM-CSF) vaccine in low-to-intermediate HER2 1+ and 2+ breast cancer patients in the adjuvant setting to prevent recurrence (Clinicaltrials.gov identifier NCT01479244). The PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study is a randomized, multicenter, multinational clinical trial that will enroll approximately 700 breast cancer patients. The trial design has been updated to include current National Comprehensive Cancer Network (“NCCN”) guidelines and has received Special Protocol Assessment, or “SPA,” concurrence from the U.S. Food and Drug Administration, or “FDA.” The Phase 2 trial of NeuVax achieved its primary endpoint of disease-free survival, or “DFS.” The FDA has agreed in the SPA that the design and planned analysis of the Phase 3 PRESENT study is adequately designed to provide the necessary data that, depending upon the outcome, could support a regulatory submission for marketing approval. We previously reported the Phase 2 trial data in which none of the Phase 3 targeted low-to-intermediate, node-positive patients treated with the optimal regimen had experienced a relapse after 36 months of treatment.

We also plan to start a Phase 2 trial comparing NeuVax in combination with trastuzumab (Herceptin®) versus trastuzumab, alone, in a 300-patient, randomized study in the adjuvant breast cancer setting. We previously reported a Phase 2 trial of sequential therapy with trastuzumab followed by HER2 vaccination in the adjuvant setting. Of 62 patients who received standard-of-care trastuzumab, the 32 who received no NeuVax vaccine experienced a 12.5% breast cancer recurrence rate (4/32), which is comparable to reported rates of similarly staged and treated patients. In contrast, none (0%) of the 30 patients who received the NeuVax vaccine following trastuzumab therapy experience a recurrence.

Our second product candidate, Folate Binding Protein-E39 (FBP), is a targeted vaccine, consisting of the peptides E39 and J65, aimed at preventing the recurrence of ovarian, endometrial, and breast cancers. On February 14, 2012, we announced the initiation of a Phase 1/2 clinical trial in two gynecological cancers: ovarian and endometrial adenocarcinomas. Folate binding protein has very limited tissue distribution and expression in non-malignant tissue and is over-expressed in more than 90% of ovarian and endometrial cancers, as well as in 20% to 50% of breast, lung, colorectal and renal cell carcinomas.

We acquired Apthera and our NeuVax product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNA interference, or “RNAi,” a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence,” expression of targeted disease-associated genes. Our acquisition of Apthera followed from the determination by our board of directors to broaden our strategic direction by giving us access to a late-stage product candidate, NeuVax. In connection with our acquisition of Apthera, we reduced the scope of our RNAi activities to focus primarily on RXI-109, our lead RNAi-product, while maintaining our key development alliances and core RNAi discovery and development capability. Following the Apthera acquisition, our board of directors undertook to explore strategic alternatives for our RNAi platform that would enable us to commit more resources to our later-stage oncology drug programs.

On September 24, 2011, we contributed to a new wholly-owned subsidiary formed by us for this purpose substantially all of our RNAi-related technologies and assets and entered into a number of agreements relating to RXi’s ongoing business and operations. Our new subsidiary, which assumed the RXi name, will focus solely on developing and commercializing therapeutic products based on RNAi technologies for the treatment of human diseases, including fibrotic disease, with financing provided by institutional investors in RXi. In the agreements, we have agreed, among other things, to undertake to distribute to our stockholders a portion of our shares of common stock of RXi, which we sometimes refer to as the “partial spin-off” of RXi. See “Recent Developments,” below, for information on the status of the partial spin-off of RXi, and “RXi’s RNAi Program,” below, for a summary of RXi’s current research and development activities.

Our Oncology Therapeutic Programs

The chart below summarizes the current status of our oncology drug development programs, with the dark shading indicating completed stages of development and the light shading indicating development activities we intend to prioritize in the near-term:

We are developing a pipeline of immunotherapy product candidates for the treatment of various cancers based on the E75 peptide, the most advanced of which is NeuVax, which is targeted at preventing the recurrence of breast cancer. NeuVax has had positive Phase 1/2 clinical trial results for the prevention of breast cancer recurrence in patients who have had breast cancer and received the standard of care treatment (surgery, chemotherapy, radiotherapy and hormonal therapy as indicated). We recently initiated our Phase 3 PRESENT clinical trial of NeuVax for the prevention of breast cancer recurrence in early-stage low-to-intermediate HER2 breast cancer patients. For the results of a single trial to support registration for an indication, the results of the trial must be internally consistent, clinically meaningful, and statistically very persuasive. Specifically, FDA has indicated that, in general, the results from two Phase 3 studies would be required to support approval, and it would accept a single pivotal study in support of approval if the results of the trial was internally consistent, clinically meaningful and statistically very persuasive.

NeuVax is an immunotherapy that stimulates the immune system to actively seek out and selectively kill cancer cells. NeuVax directs “killer” T-cells to target and destroy cancer cells that express HER2/neu, a protein associated with epithelial tumors in breast, ovarian, pancreatic, colon, bladder and prostate cancers. NeuVax is comprised of a HER2/neu-derived peptide called E75. E75 is a nine-amino acid sequence that is immunogenic (produces an immune response) and GM-CSF is a commercially available protein that acts to stimulate and activate components of the immune system such as macrophages and dendritic cells.

NeuVax has been shown to be most effective in patients with low-to-intermediate HER2/neu expressing patients with HLA type A2+ or A3+. We believe that approximately 25,000-40,000 of the approximately 200,000 women diagnosed with breast cancer in the United States each year meet these criteria. We believe that NeuVax’s specificity provides for a highly targeted therapy to prevent breast cancer recurrence for a selected subset of breast cancer patients and we believe it will increase the chance of the patient remaining disease free following a successful treatment for these patients.

We are also developing novel applications for NeuVax based on preclinical studies and Phase 2 clinical trials which suggest that combining NeuVax and trastuzumab (Herceptin®; Genentech/Roche) can increase antigen presentation by tumor cells by promoting receptor internalization and subsequent proteosomal degradation of the HER2 protein. Based on these results, in 2012 we will commence a randomized, multicenter Phase 2 trial in 300 patients that will compare NeuVax with trastuzumab versus trastuzumab alone.

We also are pursuing additional therapeutic indications for NeuVax that are currently in Phase 1/2 clinical trials. Under our investigational new drug application, or “IND,” open protocols for the treatment of prostate cancer, ovarian cancer and bladder cancer exist for patient populations with the same general criteria for eligibility as in breast cancer (i.e., early-stage disease and adjuvant treatment setting after surgery with immunologic competence). An early stage clinical study in high-risk prostate cancer confirmed the ability of the patients to mount an E75 specific immune response. We may explore whether NeuVax provides clinical benefits in other areas, such as a prophylactic vaccine against breast cancer occurrence in healthy women with a high likelihood for developing breast cancer based on genetic assays or biomarkers and a strong positive familial history of breast cancer, and in HER2 overexpressing gastric cancer. Herceptin® is approved for this indication, and there is a significant clinical rationale for NeuVax’s potential efficacy in this indication. We also may investigate the use of NeuVax in combination with other therapies with a view to leveraging NeuVax’s attractive safety profile and targeted mechanism of action. Clinical trials conducted on NeuVax have provided proof-of-principle data in early-stage node-negative breast cancer, although such data is preliminary and not statistically significant, since the trials were not designed to provide statistically significant efficacy data. Both the early-stage node-negative breast cancer indication and the high-risk patient indication are longer-term areas of interest that we currently expect to explore only with support from corporate partners.

Recent Developments

On September 24, 2011, we contributed to RXi substantially all of our RNAi-related technologies and assets and entered into a securities purchase agreement with Tang Capital Partners, LP and RTW Investors, LLC, which we sometimes refer to as the “RXi investors,” and other agreements relating to the financing and other aspects of the subsidiary’s ongoing business and operations. RXi will focus on developing and commercializing therapeutic products based on RNAi technologies for the treatment of human diseases, including its lead anti-scarring and anti-fibrosis product candidate, RXI-109. In these agreements, we committed, among other things, to undertake to distribute to our stockholders a portion of the RXi common stock held by Galena, which we sometimes refer to in this annual report the “partial spin-off of RXi.” To date, RXi’s activities have consisted of completing its organizational activities, acquiring our RNAi-related assets and entering into the agreements described in detail in our Current Reports on Form 8-K filed with the SEC on September 26, 2011 and September 27, 2011, respectively, and furthering the development of RXI-109 in preparation for RXi’s recent submission to the FDA of an IND for RXI-109.

On February 27, 2012 we announced, as required by NASDAQ Listing Rule 5250(e)(6), that our board of directors had declared a conditional dividend on Galena common stock of one share of common stock of RXi for each outstanding share of Galena common stock. The spin-off shares will be payable, subject to certain conditions described below, to our stockholders as of close of business (Eastern time) on March 8, 2012, the record date for the distribution, in the ratio of one RXi share for each share of Galena common stock held as of the record date. In light of the conditional nature of the partial spin-off of RXi, our board of directors has not set a payment date for the distribution, and under NASDAQ rules our common stock is not yet trading “ex-dividend.” The distribution of the spin-off shares will be taxable to Galena stockholders who receive RXi shares in the distribution.

The distribution to Galena stockholders of the shares of common stock of RXi, which we sometimes refer to as the “spin-off shares,” is to be made pursuant to the registration statement filed by RXi with the Securities and Exchange Commission and declared effective on February 14, 2012. Because the RXi registration statement will go “stale” on April 30, 2012, we must complete the distribution of the spin-off shares by that date, unless we were to cause RXi to amend the registration statement. It is likely that we would abandon the partial spin-off of RXi if the distribution of the spin-off shares has not been made by April 30, 2012, although our board of directors has not made any decision in this regard.

The establishment of a payment date for the distribution and the payment of the distribution is dependent upon the timing of effectiveness of an application filed with the Financial Industry Regulatory Authority, or “FINRA,” to permit RXi common stock to be traded in the OTC Markets Group under the symbol “RXII.” The payment of the distribution also is conditioned upon the closing of the RXi financing, which is subject to certain closing conditions that may or may not be satisfied. In addition, the securities purchase agreement among Galena, RXi and the RXi investors provides that the agreement may be unilaterally terminated by us or by the RXi investors if the closing of the transactions has not occurred by March 31, 2012, and it is not possible for the clos-

ing to occur by this date. Accordingly, unless this date is extended by mutual agreement of the RXi investors and us, either we or the RXi investors generally may terminate the securities purchase agreement at any time after March 31, 2012, unless the failure of the closing to occur was due to the fault of the party seeking to terminate the securities purchase agreement.

Although we have no present intention to terminate the securities purchase agreement or to abandon the partial spin-off of RXi, the RXi investors may choose to do so. We also may decide to do so at any time if our board of directors determines that it is in the best interests of our company. For all of the foregoing reasons, there is no assurance that the payment and distribution of the spin-off shares will be completed.

For a discussion of the risks and uncertainties relating to the partial spin-off of RXi, see the “Risk Factors - Risks Relating to the Spin-Off’ section of this annual report. We have been sued in connection with the contribution and spin-off transactions by some of the holders of our outstanding warrants. See “Risk Factors - Risks Relating to Our Financial Position and Capital Requirements - We have been sued by some of our warrant holders, and we could be found liable to repurchase their warrants.”

RXi’s RNAi Program

RXI-109, RXi’s first RNAi product candidate, is a dermal anti-scarring therapy that targets connective tissue growth factor, or “CTGF,” and that may inhibit connective tissue formation in human fibrotic disease.

Data obtained from preclinical studies of RXi’s sd-rxRNA® compounds in preliminary preclinical models using local administration to the skin have shown robust delivery and effective target gene silencing. RXi has targeted filing an IND application and commencing clinical trials of RXI-109 in 2012. If clinical studies of RXI-109 produce successful results in anti-scarring, we understand that RXi may explore opportunities in other dermatology applications and other anti-fibrotic indications, possibly including pulmonary fibrosis, liver fibrosis, acute spinal cord injury, ocular scarring and restenosis.

Financial Condition

We had cash and cash equivalents of approximately $11.4 million as of December 31, 2011. We had cash and cash equivalents of approximately $8.2 million as of March 26, 2012. On February 17, 2012, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell from time to time through Cantor, acting as agent, shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $10 million. The offer and sale of our shares through Cantor will be registered pursuant to our Registration Statement on Form S-3 (File No. 333-167025) declared effective by the Securities and Exchange Commission (the “SEC”) on May 21, 2010 and is described in detail in the related prospectus supplement dated February 17, 2012 filed with the SEC and the prospectus dated May 21, 2010 included as part of our Registration Statement. The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted therein.

Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, but not limited to, sales made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions. Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).

We believe that our existing cash and cash equivalents and the proceeds from the sales agreement should be sufficient to fund our operations through at least the first quarter of 2013.

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We expect to continue to devote a substantial portion of our resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, we expect that our research and development expense will increase significantly from historic levels for the foreseeable future. We will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from equity financings, funded research and development payments and payments received under partnership and collaborative agreements. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.

Corporate Information

Galena is a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using targeted biotherapeutics. We are pursuing the development of novel cancer therapeutics using peptide-based immunotherapy products, including our main product candidate, NeuVax™ (E75), for the treatment of various cancers.

Our principal executive offices are located at 310 N. State Street, Suite 208, Lake Oswego, Oregon 97034, and our phone number is (855) 855-4253. Our website address is www.galenabiopharma.com. We do not incorporate the information on our website into this annual report, and you should not consider such information part of this annual report.

We were incorporated as Argonaut Pharmaceuticals, Inc. in Delaware on April 3, 2006 and changed our name to RXi Pharmaceuticals Corporation on November 28, 2006. On September 26, 2011, we changed the name of our company from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc., as described under “Recent Developments” above.

Our Competitive Strengths

We believe we are well positioned to compete successfully in the cancer immunotherapy markets due to the following competitive strengths:

•	In January 2012, we began our Phase 3 PRESENT clinical trial of our lead product candidate, NeuVax, for low-to-intermediate HER2-expressing breast cancer patients not eligible for Herceptin®;

•	In February 2012, we initiated Phase 1/2 clinical trials of our second product candidate, Folate Binding Protein-E39 (FBP) in two gynecological cancers: ovarian and endometrial adenocarcinomas;

•

During 2012, we will commence our Phase 2 trial comparing NeuVax in combination with Herceptin® (trastuzumab) versus trastuzumab, alone, in a 300-patient, randomized study in the adjuvant breast cancer setting;

•	Our accomplished scientific and business team has significant experience in building and managing emerging life sciences companies;

•

Our scientific advisors are recognized leaders in research, including Dr. George Peoples, Chief of Surgical Oncology at San Antonio Military Medical Center in Houston, Texas and the Director and Principal Investigator of the Cancer Vaccine Development Program at Uniformed Services University of the Health Sciences in Bethesda, Maryland; and David A. Scheinberg, M.D., Ph.D., to Memorial Sloan-Kettering Cancer Center’s Vincent Astor’s chair and chair of the Molecular Pharmacology and Chemistry Program in the Sloan-Kettering Institute, founder and Chair of the Experimental Therapeutics and Nanotechnology Centers at Memorial Sloan-Kettering and a member of the Leukemia Service; and

•	We are focused on unmet medical needs representing significant market opportunities.

Summary of NeuVax

General

NeuVax is a cytotoxic T-cell activating, epitope-specific immunotherapy comprised of a peptide called E75 and an immune adjuvant called GM-CSF (sargramostim). E75 is derived from HER2, a 185-Kd transmembrane glycoprotein that is part of the epidermal growth factor (“EGF”) family of tyrosine kinases. GM-CSF is recombinant human granulocyte-macrophage colony stimulating factor, a stimulator and activator of macro-

phages and dendritic cells. HER2 is expressed at very low levels in a number of normal epithelial tissues but is amplified and overexpressed in many epithelial tumors. HER2/neu is key to growth of cancer and has proven to be a profitable target for such drugs as Herceptin® and Tykerb.

Clinical trials have shown that NeuVax boosts a pre-existing immune response found in most cancer patients. Its active component, the 9-amino acid peptide, E75 (derived from amino acids 369-377 in the extracellular domain of the HER2 protein), is the synthetic version of an epitope recognized by cytotoxic T-lymphocytes (“CTLs”) and was originally found in tumor-infiltrating lymphocytes of breast and ovarian cancer patients. In contrast to previous clinical studies with peptides, E75 induces a 1,000-fold increased T-cell response; typically 1-2% of circulating T-cells become reactive to the E75 peptide. Such E75-reactive T-cells are therapeutically active as measured by a reduction in disease recurrence in early-stage breast cancer patients. Figure 1 below shows the 24-month follow-up data for all patients treated during the Phase 2 clinical trial, including both node positive and node negative patients, HER2 1+, 2+, and 3+ patients, as well as optimally dosed and sub-optimally dosed. The Kaplan-Meier Disease Free Survival rate improved for the patients receiving NeuVax (N=106) compared to the control group (N=76). An even greater improvement can be seen when we focus on Phase 2 patients who meet the proposed Phase 3 clinical protocols (i.e., node-positive, low and intermediate HER2+ expressor, optimally-dosed patients) (N=18) compared to the control (N=27). Figure 2, below, shows the 24-month follow-up data for such patients, and the results are statistically significant.

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

Along with our research collaborators, we have developed this therapy using a treatment approach that focuses on treating early-stage cancer patients with no/low tumor burden and relatively healthy immune systems compared to patients with advanced/metastatic disease. Also, we intend to use a clinical trial endpoint focused on disease recurrence and disease-free survival in its Phase 3 trial for breast cancer as the basis for conditional approval of NeuVax rather than an overall survival endpoint. In contrast, cancer vaccines to date have been evaluated in patients with advanced/metastatic disease, resulting in equivocal survival data in clinical trials and several clinical development failures.

NeuVax has been evaluated in Phase 1/2 clinical trials in early-stage breast cancer patients and a Phase 1/2 trial in prostate cancer patients at high risk for disease recurrence. On January 19, 2012, we initiated our PRESENT trial for NeuVax™ (E75 peptide plus GM-CSF) vaccine in low-to-intermediate HER2expressing breast cancer patients (often referred to as HER2 negative) in the adjuvant setting to prevent recurrence (Clinicaltrials.gov identifier NCT01479244). The PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study is a randomized, multicenter, multinational clinical trial that will enroll approximately 700 breast cancer patients. The trial design has been updated to include current National Comprehensive Cancer Network (“NCCN”) guidelines and has received Special Protocol Assessment, or “SPA,” concurrence from the U.S. Food and Drug Administration, or “FDA.” Based on a previous Phase 2 trial of NeuVax that achieved its primary endpoint of disease-free survival, or “DFS,” the FDA has agreed in the SPA that the design and planned analysis of the Phase 3 PRESENT study is adequately designed to provide the necessary data that, depending upon the outcome, could support a regulatory submission for marketing approval.

In addition to breast cancer, we intend to further develop NeuVax for the treatment of prostate cancer patients at high risk for disease recurrence, as well as for other solid tumor types that express HER2.

Market Opportunity for NeuVax

NeuVax targets a significant unmet medical need and blockbuster market opportunity. There are approximately 230,000 cases of invasive breast cancer diagnosed in the United States every year, by far, the most commonly diagnosed malignancy in women. Of these women, about 70-80% test positive for HER2 (IHC 1+, 2+ or 3+), but only 20-30% of all breast cancer patients, those with HER2 3+ disease, are eligible for Herceptin® (trastuzumab; Roche-Genentech). Herceptin® revenues totaled more than $5.5 billion in 2011, with approximately $4.5 billion from U.S. sales due to its use in the adjuvant setting. NeuVax targets the remaining 50% of HER2 positive patients (HER2 1+ and 2+) who achieve remission with current standard of care, but have no available HER2 targeted adjuvant treatment options to maintain their disease-free status. Based on the Phase 3 target patient population, the target market for NeuVax is approximately 35,000-40,000 patients annually.

NeuVax Target Market

Introduction to the Field of RNAi Therapeutics

Following the planned partial spin-off of RXi, RXi will continue to develop novel RNAi-based therapies. RNAi is a naturally occurring phenomenon where short double-stranded RNA molecules interfere with the expression of targeted genes. RNAi technology takes advantage of this phenomenon and potentially allows us to effectively interfere with particular genes within living cells by designing RNA-derived molecules targeting those genes. RNAi is regarded as a significant advancement in the scientific community, as evidenced by the journal Science’s selection of RNAi as the “Breakthrough of the Year” in 2002 and by the awarding of the 2006 Nobel Prize in Medicine to the co-discoverers of RNAi, including Dr. Craig Mello, a founder of the Company.

RNAi offers a novel approach to the drug development process because, as described below under “The RNAi Mechanism,” RNAi compounds can potentially be designed to target any one of the thousands of human genes, many of which are undruggable by other modalities. In contrast, an article published in the December 2005 edition of Drug Discovery Today, by Andreas P. Russ and Stefan Lampel, reported that only a subset of the proteins encoded in the human genetic code (human genome) are able to be targeted efficiently by traditional medicinal chemistry or antibody-based approaches. The specificity of RNAi is achieved by an intrinsic well-understood biological mechanism and potential therapeutic RNAi compounds can be designed to target the sequence of a disease-causing gene and take advantage of this mechanism. According to studies cited in Nature Review of Drug Discovery, the specificity of RNAi may be sufficient to permit therapeutic targeting of only a single gene, and may even selectively reduce or eliminate expression from a single abnormal copy of a gene while preserving expression from a normal copy (“allele-specific” targeting). This is critical in diseases such as cancer and neurodegenerative disorders that are often caused by abnormal copies of genes. In one study cited, for example, an siRNA was introduced into the cell and the specificity of silencing was evaluated using microarray analysis. According to the article, each siRNA silenced the intended target to the highest extent guided by sequence homology and other, non-targeted genes were not significantly altered.

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

In order for a gene to guide the production of a protein, it must first be copied into a single-stranded chemical messenger (messenger RNA or mRNA), which is then translated into protein. RNAi is a naturally occurring process by which a particular messenger RNA can be destroyed before it is translated into protein. The process of RNAi can be artificially induced by introducing a small double-stranded fragment of RNA corresponding to a particular messenger RNA into a cell. A protein complex within the cell called RISC (RNA-Induced Silencing Complex) recognizes this double-stranded RNA fragment and splits the double-strands apart, retaining one strand in the RISC complex. The RISC then helps this guide strand of RNA bind to and destroy its corresponding cellular messenger RNA target. Thus, RNAi provides a method to potentially block the creation of the proteins that cause disease.

Since gene expression controls most cellular processes, the ability to inhibit gene expression provides a potentially powerful tool to treat human diseases. Furthermore, since the human genome has already been decoded, and based on numerous gene-silencing reports, we believe that RNAi compounds can readily be designed to interfere with the expression of any specific gene. Based on our internal research and our review of certain scientific literature, we also believe that our RNAi platform may allow us to develop therapeutics with significant potential advantages over traditional drug development methods, including:

•	high specificity for targeted genes;

•	high potency (low doses);

•	ability to interfere with the expression of potentially any gene;

•	accelerated generation of lead compounds; and

•	low toxicity, natural mechanism of action.

RXi’s RNAi Therapeutic Platform

RNAi Compound Design

RNAi compounds are made from a strand or strands of RNA or modified RNA that are manufactured by a nucleic acid synthesizer. The synthesizer is programmed to assemble a strand of RNA of a particular sequence using the four kinds of nucleotide units (Adenine (“A”), Uracil (“U”), Cytidine (“C”) and Guanosine (“G”)) that match a small segment of the targeted gene. The hallmark of an RNAi compound is that it has a double stranded region. The compounds can be of various lengths of nucleotide units (nt). The two strands can have overhangs, or they can have blunt ends. A single strand can form an RNAi compound by forming a structure referred to as a hairpin.

The length and shape of the compound can affect the activity and hence the potency of the RNAi in cells. The first design of RNAi compounds to be pursued for development as a human therapeutic was a short double-stranded RNA that included at least one overhanging single-stranded region, known as small interfering RNA, or siRNA, which we also refer to as classic siRNA.

In the case of classic siRNA, double-stranded RNA with single-stranded overhangs is used. We believe that classic siRNAs have drawbacks that may limit the usefulness of those agents as human therapeutics, and that we may be able to utilize the technologies we have licensed and developed internally to optimize RNAi compounds for use as human therapeutic agents. It is the combination of the length, the nucleotide sequence and the configuration of chemical modifications that are important for effective RNAi therapeutics.

Our internal research leads us to believe that next generation rxRNA compounds offer significant advantages over classic siRNA used by other companies developing RNAi therapeutics, highlighted by the following characteristics:

•	potent RNAi activity;

•	more resistant to nuclease degradation;

•	readily manufactured;

•	potentially more specific for the target gene;

•	more reliable at blocking immune side effects than classic siRNA; and

•	in the case of sd-rxRNA, the unique ability to be “self-delivering,” without the need for any additional delivery vehicle.

Based on our own research, we have developed a variety of novel siRNA configurations with potential advantages for therapeutic use. The first of these has been termed rxRNA ori. This configuration has some similarities to classic siRNA in that it is composed of two, short RNA strands. We have found that by using a somewhat longer length (25-29 bp), removing the overhangs and using proprietary chemical modification patterns we achieve a higher hit rate of very potent (picomolar potency) compounds in a given target sequence. These rxRNA ori compounds are modified to increase resistance to nucleases and to prevent off-target effects including induction of an immune response. These novel RNAi compounds are distinct from the siRNA compounds used by many other companies developing RNAi therapeutics in that they are designed specifically for therapeutic use and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs.

The second novel configuration has been called “sd-rxRNA” to indicate its novel “self-delivering” properties which do not require additional delivery vehicles for efficient cellular uptake and RISC-mediated silencing. A combination of at least three characteristics is required for activity: (1) specific, proprietary chemical modifications; (2) a precise number of chemical modifications; and (3) reduction in oligonucleotide content. Kinetic analyses of fluorescently-labeled compounds demonstrate that efficient cellular internalization is observed within minutes of exposure. These molecules are taken up efficiently and cause target gene silencing in diverse cell types (cell lines and primary cells). This novel class of RNAi compounds may afford a broad opportunity for therapeutic development.

We believe that both chemical modification and formulation of RNAi compounds may be utilized to develop RNA drugs suitable for therapeutic use. The route by which an RNAi therapeutic is brought into contact with the body depends on the intended organ or tissue to be treated. Delivery routes can be simplified into two major categories: (1) local (when a drug is delivered directly to the tissue of interest); and (2) systemic (when a drug accesses the tissue of interest through the circulatory system). Local delivery may avoid some hurdles associated with systemic approaches such as circulation clearance and tissue extravasation (crossing the endothelial barrier from the blood stream). However, the local delivery approach can only be applied to a limited number of organs or tissues (e.g., skin, eye, lung and potentially the central nervous system).

The key to therapeutic success with RNAi lies in delivering intact RNAi compounds to the target tissue and the interior of the target cells. To accomplish this, we have developed a comprehensive platform that includes local, systemic and oral delivery approaches. We work with chemically synthesized RNAi compounds that are optimized for stability and efficacy and combine delivery at the site of action and formulation with delivery agents to achieve optimal delivery to specific target tissues.

Local Delivery

sd-rxRNA molecules have unique properties which improve tissue and cell uptake. Delivery of sd-rxRNA by a local route of administration may avoid hurdles associated with systemic approaches such as rapid clearance from the bloodstream and inefficient extravasation (e.g., crossing the endothelial barrier from the blood stream). We have studied sd-rxRNA molecules in a rat model of dermal delivery. Administration of sd-rxRNA by intradermal injection with no additional delivery vehicle demonstrates that target gene silencing can be measured after direct delivery to the skin. The dose levels required for these direct injection methods are small and suitable for clinical development suggesting that local delivery indications will be very accessible with the sd-rxRNA technology platform. Additional target tissues that are potentially accessible by local delivery using sd-rxRNA compounds include lung, eye, CNS, mucosal tissues and tumors (direct administration).

Systemic Delivery

Systemic delivery occurs when a drug accesses the tissue of interest through the circulatory system. In some cases, such as in targeting a treatment to the liver, the optimal route of delivery may be by a systemic route. We have developed a portfolio of systemic delivery solutions utilizing our RNAi therapeutic platforms. One novel approach involves the use of sd-rxRNA compounds. The self-delivering technology introduces properties required for in vivo efficacy such as cell penetration and improved blood clearance and distribution properties. Systemic delivery of these compounds to mice has resulted in gene specific inhibition with no additional delivery vehicle required. In addition, we have developed novel nanotransporter formulations to aid in transport of RNAi compounds to both liver and various other target tissues in the body. These nanotransporters are chemically-synthesized compounds that form nanometer-sized particles when mixed with RNAi compounds and alter the clearance, distribution and tissue penetration properties of the RNAi compounds. Delivery of RNAi compounds to the liver might be critical for the treatment of many diseases and using rxRNA or sd-rxRNA in conjunction with such delivery vehicles has enabled us to demonstrate gene specific inhibition in a mouse model after intravenous, systemic delivery. Target tissues that are potentially accessible using rxRNA compounds by systemic delivery include liver, lung, adipocytes, cardiomyocytes, bone marrow, sites of inflammation, tumors, vascular endothelium and kidney.

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

Patents and Patent Applications

Galena-related Patents and Patent Applications

Galena exclusively licenses from the University of Texas an issued US patent covering the E75 peptide contained in NeuVax as a composition of matter. The patent expires in 2015 and was not filed outside the US.

Galena also is actively prosecuting two patent families, including 13 pending applications, exclusively licensed from Henry Jackson Foundation covering particular uses of E75. The first family claims methods of using E75 to induce immunity against breast cancer recurrence, and was filed the United States, Australia, Canada, China, Europe, Japan, Korea and Mexico. The applications in the United States and Mexico were recently allowed and are expected to issue in 2012. Once issued, these patents are expected to expire in 2028, not including any patent term extensions. The second family claims methods of using E75 in combination with trastuzumab (Herceptin®) as a vaccine, and was filed in the United States, Australia, Canada, Europe and Japan. The Australian application was recently allowed and is expected to issue in 2012. Once issued, this patent is expected to expire in 2026, not including any patent term extensions.

Galena also exclusively licenses from the Henry Jackson Foundation a patent family covering folate binding peptide variants, including the lead product candidate, and their use alone or combination as a vaccine. Patents have issued in issued in the United States, Canada and Japan, and there are pending applications in the United States, Europe and Japan. Patents in this family are expected to expire in 2022, not including patent term extensions.

RNAi-related Patents and Patent Applications

RXi is actively prosecuting 13 patent families, including four pending PCT patent applications and nine patent families that have entered national stage. The nine patent families that have entered national stage include ten (including one continuation-in-part application) United States, four Canadian, two Chinese, four European, and five Japanese pending patent applications. Our portfolio does not include any issued patents. The patent applications encompass what we believe to be important new compounds and their use as therapeutics in RNAi, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). Any patents that may issue from these pending patent applications will be set to expire between 2028 and 2031, not including any patent term extensions that may be afforded under the Federal Food, Drug and Cosmetic Act (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

License Agreements

Immunotherapy-related Licenses

We acquired exclusive and non-exclusive rights to develop NeuVax for the treatment of cancer by licensing key patent rights from third parties. These rights include composition of matter on E75, the active peptide component of NeuVax, and methods of use thereof.

The Board of Regents, University of Texas and Henry Jackson Foundation

We obtained an exclusive license from the University of Texas through our Patent and Technology License Agreement with The Board of Regents of the University of Texas System (the “Texas License”). The Texas License provides an exclusive right to use the E75 peptide in humans for therapeutic purposes, under Issued U.S. Patent No. 6,514,942, titled “Methods and Compositions for Stimulating T-lymphocytes.” This patent expires in 2015, without taking into account any patent extensions that may be available, and we do not expect to commence commercialization of NeuVax prior to 2017, if at all.

We have also secured an exclusive license to practice the inventions described in PCT Published Patent Application WO/2008/15057, titled “Vaccine for the Prevention of Breast Cancer Relapse” from the Henry Jackson Foundation. National applications have been filed in the United States, Australia, Canada, China, Europe, Japan, Korea and Mexico. The applications in the United States and Mexico were recently allowed and are expected to issue in 2012. These applications provide protection on improved methods for inducing immunity against breast cancer recurrence using the E75 peptide as identified in clinical trials. Patents in these countries, if issued, would be expected to expire in 2028, not including any patent term extensions.

We also have an exclusive license from the Henry Jackson Foundation to practice the inventions described in PCT Published Patent Application WO/2007/030771, titled “Targeted Identification of Immunogenic Peptides”, insofar as they cover the use of E75 in combination with trastuzumab (Herceptin®) as a vaccine. National applications have been filed in the United States, Australia, Canada, Europe and Japan. The Patents in these countries, if issued, would be expected to expire in 2026, not including any patent term extensions.

The issued United States patent and any patents that may issue from the licensed or pending patent applications will be set to expire between 2015 for our composition of matter patent and we have no equivalent protection outside of the United States and 2026 and 2028 for other patent applications covering methods of treating cancer patients, not including any patent term extensions. In connection with the Texas License, we are obligated to pay specified milestones and royalties on sales of products covered by the licensed patents, including royalties possibly extending beyond the expiration date of a patent.

We are preparing to apply for Orphan Drug status for NeuVax, which, if granted, could provide seven years of market exclusivity in the United States and ten years of market exclusivity in Europe. We also anticipate that NeuVax will qualify for 12 years of data exclusivity under the Patient Protection and Affordable Care Act.

In addition, we have an exclusive license from the Henry Jackson Foundation to practice the inventions described in PCT Published Patent Application WO/2002/072766, titled “Induction of Tumor Immunity by Variants of Folate Binding Proteins”, covering folate binding peptide variants and their use alone or in combination as a vaccine. The patent, if issued, would be expected to expire in 2022, not including any patent term extensions.

RNAi-related Licenses

RXi has secured exclusive and non-exclusive rights to develop RNAi therapeutics by licensing key RNAi technologies and patent rights from third parties. These rights relate to chemistry and configuration of RNAi compounds, delivery technologies of RNAi compounds to cells and therapeutic targets. As RXi continues to develop its own proprietary compounds, it continues to evaluate both its in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance RXi’s intellectual property portfolio and unique position in the RNAi space.

University of Massachusetts Medical School.    RXi holds a non-exclusive license from the University of Massachusetts Medical School (“UMMS”). This license grants to RXi rights under certain UMMS patent applications to make, use and sell products related to applications of RNAi technologies in particular fields, including HCMV and retinitis, amyotrophic lateral sclerosis, known as “ALS” or “Lou Gehrig’s Disease,” diabetes and obesity. Throughout the term of the license, RXi must pay UMMS an annual maintenance fee of $15,000. RXi also will be required to pay to UMMS customary royalties of up to 10% of (i) any future net sales of licensed products, (ii) income received from any sublicensees under this license, and (iii) net sales of commercial clinical laboratory services, subject to a minimum royalty of $50,000 beginning in 2016. RXi also agreed to pay expenses incurred by UMMS in prosecuting and maintaining the licensed patents.

Dharmacon.    RXi holds a license agreement with Dharmacon, Inc. (now part of Thermo Fisher Scientific Inc.), pursuant to which RXi has an exclusive license to certain RNAi sequences to a number of target genes for the development of its rxRNA compounds. Furthermore, RXi holds the right to license additional RNAi sequences, under the same terms, disclosed by Thermo Fisher Scientific Inc. in its pending patent applications against target genes and has received an option for exclusivity for other siRNA configurations. As partial consideration for this license, RXi has agreed to pay future clinical milestone payments in an aggregate amount of up to $2,000,000 and royalty payments of either 0.25% or 0.5% based on the level of any future sales of siRNA compositions developed in connection with the licensed technology.

Advirna.    RXi has entered into agreements with Advirna pursuant to which Advirna assigned to RXi its existing patent and technology rights related to sd-rxRNA technology in exchange for RXi’s agreement to pay Advirna an annual $100,000 maintenance fee and a one-time milestone payment of $350,000 upon the issuance of the first patent with valid claims covering the assigned technology. Additionally, RXi will be required to pay a 1% royalty to Advirna for any licensing revenue received by RXi with respect to future licensing of the assigned Advirna patent and technology rights. RXi also agreed to grant back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics and diagnostics and to issue to Advirna, upon the completion of the partial spin-off of RXi, shares of common stock equal to approximately 5% of RXi’s outstanding common stock on a fully diluted basis assuming the conversion of all outstanding Series A Preferred Stock.

Competition

Immunotherapy-related Competition

We have a number of competitors in the oncology immunotherapy field. These competitors include large and small pharmaceutical, chemical and biotechnology companies, as well as universities, government agencies, and other private and public research organizations.

A number of multinational pharmaceutical companies, as well as large biotechnology companies, including Roche Laboratories, Inc., Pfizer Inc., Bayer HealthCare AG, Sanofi-Aventis, US, LLC, Amgen, Inc. and GlaxoSmithKline plc are pursuing the development or are currently marketing pharmaceuticals that target oncology pathways on which we are focusing. It is probable that the number of companies seeking to develop products and therapies for the treatment of unmet needs in oncology will increase.

Anti-scarring and RNAi-related Competition

We believe numerous companies are investigating or plan to investigate a variety of proposed anti-scarring therapies in clinical trials. The companies include large and small pharmaceutical, chemical and biotechnology companies, as well as universities, government agencies and other private and public research organizations. Such companies include Renovo Group plc, CoDa Therapeutics, Inc., Sirnaomics, Inc., FirstString Research, Inc., Merz Pharmaceuticals, LLC, Capstone Therapeutics, Halscion, Inc., Garnet Bio Therapeutics, Inc., AkPharma Inc., Promedior, Inc., Kissei Pharmaceutical Co., Ltd., Eyegene, Derma Sciences, Inc., Healthpoint Biotherapeutics and Pharmaxon. In particular, Excaliard Pharmaceuticals, Inc., which has been acquired by Pfizer, Inc., has successfully advanced an anti-CTGF antisense oligonucleotide through several Phase 1 and Phase 2 trials, demonstrating improved scar outcome over placebo.

We believe other companies working in the RNAi area, generally, include Alnylam Pharmaceuticals, Inc., Marina Biotech, Inc., Tacere Therapeutics, Inc., Benitec Limited, OPKO Health, Inc., Silence Therapeutics plc, Quark Pharmaceuticals, Inc., Rosetta Genomics Ltd., Lorus Therapeutics, Inc., Tekmira Pharmaceuticals Corporation, Arrowhead Research Corporation, Regulus Therapeutics Inc. and Santaris, as well as a number of large pharmaceutical companies. Many other companies are pursuing non-RNAi-based therapies for one or more fibrotic disease indications, including ocular scarring or other indications that we may seek to pursue.

Most of these competitors have substantially greater research and development capabilities and financial, scientific, technical, manufacturing, marketing, distribution and other resources than RXi, and RXi may not be able to successfully compete with them. In addition, even if RXi is successful in developing its product candidates, in order to compete successfully RXi may need to be first to market or to demonstrate that its RNAi based products are superior to therapies based on different technologies. A number of RXi’s competitors have already commenced clinical testing of RNAi product candidates and may be more advanced than RXi is in the process of developing products. If RXi is not first to market or are unable to demonstrate superiority, any products for which RXi is able to obtain approval may not be successful.

Government Regulation

The United States and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The FDA regulates pharmaceutical and biologic products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

To obtain approval of our future product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing of our products.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. These data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an IND, must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 2 trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application, or NDA, or, in the case of a biologic, a biologics license application, or BLA.

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

Human Resources

As of March 1, 2012, the Company had 19 full-time employees, of whom 13 were engaged in research and development and six were engaged in management, administration and finance. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

As of March 1, 2012, RXi had ten full-time employees, eight of whom were engaged in research and development and two of whom were engaged in management, administration and finance. None of RXi’s employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

Insurance

We currently purchase insurance policies for property and liability risks arising out of current operations.

Item 1A.	RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, actual future results may vary materially from those anticipated in this annual report.

Risks Relating to Galena’s Business and Industry

We recently changed our strategic focus, and the anticipated benefits of our new strategic focus may not be realized.

You may have difficulty evaluating our business, because we acquired Apthera only in the past year and are undertaking to partially spin off RXi. Following the partial spin-off, our financial statements will no longer reflect the consolidated financial condition and results of operations of RXi, and we will account for our partial ownership of RXi based on the cost method of accounting. For these reasons, the historical consolidated financial information included in this annual report do not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future.

On September 24, 2011, we contributed to RXi substantially all of our RNAi-related technologies and assets and entered into a number of agreements in contemplation of the partial spin-off of RXi. RXi will focus solely on developing and commercializing therapeutic products based on our RNAi technologies for the treatment of human diseases, including fibrotic disease. There is no assurance that the partial spin-off of RXi will be completed or that RXi will be able to succeed as a stand-alone company. There also is no assurance that we will be successful in implementing our new focus as an oncology product development pipeline company.

For a discussion of the risks and uncertainties regarding the proposed partial spin-off of RXi, see “Risks Relating to the Partial Spin-Off of RXi,” below in this section.

We are largely dependent on the success of our two leading drug candidates neither of which may receive regulatory approval or be successfully commercialized.

Our business prospects depend heavily on successfully developing and commercializing our lead product candidate, NeuVax. On May 8, 2009, we submitted an SPA for a Phase 3 clinical trial for NeuVax, but did not include required chemistry, manufacturing, and controls (“CMC”) information. In July 2009, FDA placed our IND application for a Phase 3 trial for NeuVax on partial clinical hold pending submission of the missing CMC information. We submitted the CMC information August 8, 2011, and the FDA removed the partial clinical hold on September 7, 2011, allowing us to proceed with the Phase 3 clinical trial. The FDA has agreed in the SPA for our Phase 3 PRESENT clinical trial of NeuVax that the design, resulting data, and planned analyses of the Phase 3 study support an acceptable regulatory submission for marketing approval. There is no assurance, however, that the Phase 3 study will be successful, that a single Phase 3 trial will support marketing approval, or that we will be able to obtain marketing approval for NeuVax or any other product candidate.

We currently generate no revenue from sales, and we may never be able to develop marketable products. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although NeuVax has demonstrated safety during Phase 1 and Phase 2 clinical trials, further testing in our Phase 3 trial may undermine those determinations or unexpected side effects may arise. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.

We, the FDA or other applicable regulatory authorities or an institutional review board, or “IRB,” which is an independent committee under the oversight of the United States Department of Health and Human Services, or “HHS,” that has been formally registered with HHS and functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•

difficulties or delays in enrolling patients in our Phase 3 PRESENT study of NeuVax or our Phase 1/2 clinical trials of FBP in conformity with required protocols or projected timelines or in our other NeuVax clinical trials;

•

conditions imposed on us by the FDA, including the possibility that that the FDA would require an additional Phase 3 trial of NeuVax, or comparable foreign authorities regarding the scope or design of our clinical trials;

•	difficulties or delays in arranging for third parties to conduct clinical trials of our product candidates;

•	problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

•	third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•

our drug candidates having very different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways, and the possibility that our previous Phase 2 trials were not indicative of our drug candidates’ performance in larger patient populations;

•	the need to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	insufficient or inadequate supply or quality of our drug candidates or other necessary materials necessary to conduct our clinical trials;

•	effects of our drug candidates not being the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics;

•	the cost of our clinical trials may be greater than we anticipate;

•

negative or inconclusive results from our clinical trials or the clinical trials of others for drug candidates similar to our own or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	adverse results obtained by other companies developing similar drugs;

•	modification of the drug during testing;

•	changes in the FDA’s requirements for our testing during the course of that testing; and

•	reallocation of our limited financial and other resources to other clinical programs.

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

Our current plans call for the manufacture of our compounds by contract manufacturers offering research grade, Good Laboratory grade and Good Manufacturing Practices grade materials for preclinical studies (e.g., toxicology studies) and for clinical use. Certain of our product candidates are complex molecules requiring many synthesis steps, which may lead to challenges with purification and scale-up. These challenges could result in increased costs and delays in manufacturing. NeuVax is administered in combination with GM-CSF, a compound produced by Genzyme. If Genzyme were to discontinue supplying GM-CSF, we may experience delays in securing a replacement supplier.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that we have generated, and the perceived risks specific to developing our product candidates. In addition, we reduced the scale of our RNAi operations in connection with the partial spin-off of RXi, which could affect our ability to maintain or enter into new alliances. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. Under certain license agreements that we have already entered into, we have minimum dollar amounts per year that we are obligated to spend on the development of the technology we have licensed from our contract partners and other obligations to maintain certain licenses. If we fail to meet this requirement under any of our licenses that contain such requirements or any other obligations under these licenses, we may be in breach of our obligations under such agreement, which may result in the loss of the technology licensed. We cannot necessarily control the amount or timing of resources that our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.

In addition, we may receive notices from third parties from time to time alleging that our technology or product candidates infringe upon the intellectual property rights of those third parties. Any assertion by third parties that our activities or product candidates infringe upon their intellectual property rights may adversely affect our ability to secure strategic partners or licensees for our technology or product candidates or our ability to secure or maintain manufacturers for our compounds.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with ongoing regulatory requirements, we could lose our approvals to market drugs and our business would be materially adversely affected.

Following regulatory approval of any drugs we may develop, we will remain subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug products will also be subject to periodic review and inspection by the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We would continue to be subject to the FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Even if we receive regulatory approval to market our product candidates, our product candidates may not be accepted commercially, which may prevent us from becoming profitable.

NeuVax and our other cancer-targeted product candidates may not achieve market acceptance. Factors that we believe will materially affect market acceptance of our product candidates include:

•	timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	safety, efficacy and ease of administration of our product candidates;

•	advantages of our product candidates over those of our competitors;

•	willingness of patients to accept relatively new therapies;

•	success of our physician education programs;

•	availability of government and third-party payor reimbursement;

•	pricing of our products, particularly as compared to alternative treatments; and

•	availability of effective alternative treatments and the relative risks and/or benefits of the treatments.

We will be subject to competition and may not be able to compete successfully.

The biotechnology industry, including the cancer therapy vaccines market, is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the United States and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, introduce products to market earlier than our products or on a more cost effective basis. We may be unable to effectively develop our technology or any other applications on a cost effective basis or otherwise. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. Our collaborators or we will face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. An inability to successfully complete our product development could lead to us having limited prospects for establishing market share or generating revenues from our technology.

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

There are a number of cancer vaccines in development for breast cancer, including but not limited to Lapuleucel-T (Dendreon), AE-37 (Antigen Express) and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, there is no guarantee that any of the these compounds will not in the future be indicated for treatment of low to intermediate HER2 breast cancer patients and become directly competitive with NeuVax.

We are dependent on technologies we license, and if we lose the right to license such technologies or we fail to license new technologies in the future, our ability to develop new products would be harmed.

We currently are dependent on licenses from third parties for technologies relating to our product candidates. Our current licenses impose, and any future licenses we enter into are likely to impose, various development, funding, royalty, diligence, sublicensing, insurance and other obligations on us. If our license with respect to any of these technologies is terminated for any reason, the development of the products contemplated by the licenses would be delayed, or suspended altogether, while we seek to license similar technology or develop new non-infringing technology. The costs of obtaining new licenses are high.

We may be unable to protect our intellectual property rights licensed from others parties, our intellectual property rights may be inadequate to prevent third parties from using our technologies or developing competing products, and we may need to license additional intellectual property from others.

In addition to our licenses, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants, advisors and others to whom we disclose confidential information to execute confidentiality and proprietary information agreements. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Furthermore, like many companies in our industry, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we may be subject to allegations of trade secret misappropriation or other similar claims as a result of our employees’ or consultants’ prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.

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

There is a risk that the products incorporating our peptide-based immunotherapy technology or otherwise marketed by us might infringe the patent, trademark or other intellectual property rights of third parties, and there may be patent or other intellectual property rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. For example, in June 2010, we received a letter from Alnylam Pharmaceuticals, Inc. claiming that we require access to Alnylam’s patent and patent applications and demanding that we stop engaging in unspecified alleged infringing activities unless we obtain a license from Alnylam. If our products infringe patent or other intellectual property rights of others, the owners of those rights could bring legal actions against us claiming damages and seeking to enjoin manufacture, use, marketing and sales of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any rights that we infringe may not be available on acceptable terms or at all. Others may attempt to invalidate our intellectual property rights or those of our licensors. Even if our rights, or those of our licensors, are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Any attempt by third parties to undermine or invalidate our intellectual property rights could be costly to defend, require significant time and attention of our management and have a material adverse effect on our business.

If we are unable to obtain regulatory exclusivity for NeuVax, our business would be adversely affected and such exclusivity may not provide sufficient protection to prevent competitors from entering our markets.

Because our intellectual property rights to the composition of matter of NeuVax expire prior to commercialization, we expect to rely substantially on data exclusivity provided under the Federal Food, Drug, and Cosmetic Act and similar laws in other countries and, to a lesser extent, on orphan drug designation, if granted for NeuVax. We are preparing to apply for Orphan Drug status for NeuVax that, if granted, could provide seven years or ten years of market exclusivity in the United States or the European Union, respectively. However, there is no assurance that the FDA or the European Medicines Agency, or “EMEA,” will approve our Orphan Drug Application. We also anticipate that NeuVax will qualify for 12 years of data exclusivity, and thus other companies would be prevented from using our clinical data to support their application for regulatory approval, under the Patient Protection and Affordable Care Act; however, there can be no assurance that the 12 years of exclusivity provided for under the Patient Protection and Affordable Care Act will remain in effect, or that NeuVax will meet the qualifications of a “biological product” to receive the specified period of exclusivity.

While the orphan drug designation for NeuVax, if granted, will provide seven years of market exclusivity in the United States, we will not be able to exclude other companies from receiving market approval for the designated orphan indication beyond that timeframe. Even if we have orphan drug designation for a particular drug indication, we cannot guarantee that another company also holding orphan drug designation will not receive FDA approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s seven-year period of exclusivity expired. Even if we are the first to obtain FDA approval for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. In addition, data exclusivity does not prevent another company from completing its own clinical trials with NeuVax and obtaining regulatory approval for the same indication for which NeuVax may be approved. Consequently, we may not be able to prevent competitors from entering the market prior to the end of any applicable data exclusivity period. If we are not able to prevent competitors from entering the market with a similar product to NeuVax, our ability to achieve profits from sales of NeuVax will be dramatically limited.

We are subject to potential liabilities from clinical testing and future product liability claims.

If any of our future products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products. If our products are approved by the FDA, users may claim that such products caused unintended adverse effects. We will seek to obtain clinical trial insurance for clinical trials that we conduct, as well as liability insurance for any products that we market. There can be no assurance that we will be able to obtain insurance in the amounts we seek, or at all. We anticipate that licensees who develop our products will carry liability insurance covering the clinical testing and marketing of those products. There is no assurance, however, that any insurance maintained by us or our licensees will prove adequate in the event of a claim against us. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.

Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could have a material adverse effect on our business.

We intend to sell our products primarily to hospitals, oncologists and clinics which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs. Most third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, was used for an unapproved indication or if they believe the cost of the product outweighs its benefits. Third-party payors also may refuse to reimburse for experimental procedures and devices. Furthermore, because our programs are still in development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement for them. Increasingly, the third-party payors who reimburse patients are requiring that drug companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

•	they are “incidental” to a physician’s services;

•	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;

•	they are not excluded as immunizations; and

•	they have been approved by the FDA.

Insurers may refuse to provide insurance coverage for newly approved drugs, or insurance coverage may be delayed or be more limited than the purpose for which the drugs are approved by the FDA. Moreover, eligibility for insurance coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for new drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to develop products, and our overall financial condition.

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

Our business prospects are dependent on our management team. The loss of Dr. Ahn, our President and Chief Executive Officer, or our other executive officers, or our inability to identify, attract, retain and integrate additional qualified key personnel, could make it difficult for us to manage our business successfully and achieve our business objectives.

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

We use biological and hazardous materials, and we may be liable for any contamination or injury we cause.

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury; we may be liable for any damages that result, and any liability could exceed our resources.

We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials. State laws mandate the limits of our workers’ compensation insurance, and our workers’ compensation liability is capped at these state-mandated limits. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

Risks Relating To Our Financial Position and Capital Requirements

We may not be able to obtain sufficient financing, and may not be able to develop our product candidates.

We believe that our existing cash and cash equivalents and the proceeds from our sales agreement with Cantor should be sufficient to fund our operations through at least the first quarter of 2013. In the future, we will be dependent on obtaining further financing from third parties in order to maintain our operations and to meet our financial obligations. We cannot assure that additional funding to maintain our operations and to meet our obligations to our licensors will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but are not limited to the following:

•

to conduct our Phase 3 PRESENT clinical trial of NeuVax , our Phase 1/2 clinical trials of FBP and our planned Phase 2 trial of NeuVax in combination with Herceptin® and our other planned NeuVax trials;

•	to obtain regulatory approval for our product candidates;

•	to file and prosecute patent applications and to defend and assess patents to protect our technologies;

•	to retain qualified employees, particularly in light of intense competition for qualified scientists;

•	to manufacture products ourselves or through third parties;

•	to market our products, either through building our own sales and distribution capabilities or relying on third parties; and

•	to acquire new technologies, licenses, products or companies.

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

Substantial funds were expended to develop our technologies and product candidates, and additional substantial funds will be required for further preclinical testing and clinical trials of our product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate enough revenue, even if we are able to commercialize any of our product candidates, to become profitable.

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

If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liqui-

dation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of common stock. In addition, if we raise funds through the issuance of additional equity, whether through private placements or additional public offerings, such an issuance would dilute your ownership in us.

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

You may have difficulty evaluating our business, because we have a limited history and our historical financial information may not be representative of our future results.

We have limited operating experience and may not be able to effectively operate.

We are a development-stage company with limited operating history conducting oncology drug programs. We will focus on developing and, if we obtain regulatory approval, commercializing our product candidates, and there is no assurance that we will be successful. There is no assurance that we will be able to manage our business effectively, or that we will be able to identify, hire and retain any needed additional management or scientific personnel to develop and implement our product development plans, obtain third-party contracts or any needed financing or achieve our other business objectives.

We may be unable to comply with our reporting and other requirements under federal securities laws.

As a publicly traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act.” In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting. From time to time we evaluate our existing internal controls in light of the standards adopted by the Public Company Accounting Oversight Board. It is possible that we or our independent registered public accounting firm may identify significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure or difficulties in implementing and maintaining these controls could cause us to fail to meet the periodic reporting obligations or result in material misstatements in our financial statements.

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

We recently reported a material weakness in the effectiveness of our internal controls over financial reporting, and if we cannot provide reliable financial and other information, investors may lose confidence in our SEC reports.

In October 2011, our management identified a material weakness in the effectiveness of our internal control over financial reporting related to our accounting for certain outstanding stock options and warrants. As a result, we restated our unaudited condensed consolidated financial statements as of June 30, 2011. Based on this evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, and because of the error described above, our management concluded that our disclosure controls and procedures over our accounting for stock options modified and for warrants potentially settleable in cash were not effective as of the end of the quarters ended June 30, and September 30, 2011. Disclosure controls and procedures generally include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. In the fourth quarter of 2011, we implemented additional review procedures to ensure the accuracy of our fair market value calculations to ensure that our accounting for stock options modified and for warrants potentially settleable in cash is in accordance with generally accepted accounting principles. This action was in place in connection with the preparation of our financial statements for the year ended 2011. As such, we believe that the remediation initiative was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer materially and we may become subject to litigation.

We have been sued by some of our warrant holders, and we could be found liable to repurchase their warrants.

On November 21, 2011, Hudson Bay Master Fund, Ltd. (“Hudson Bay”) filed a Complaint against us in the United States District Court for the Southern District of New York (the “Court”), captioned Hudson Bay Master Fund, Ltd. v. Galena Biopharma, Inc., 11 Civ. 8432 (JPO), alleging that our plan to partially spin off RXi and related actions taken by us in preparation for the spin-off gives Hudson Bay the right to require us to repurchase the warrants acquired by Hudson Bay in our April 2011 underwritten public offering. Hudson Bay also seeks related declaratory and injunctive relief. On January 12, 2012, three other warrant holders affiliated with each other filed a Complaint in the Court, captioned Tenor Opportunity Fund, Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0260, and on January 20, 2012 and February 2, 2012, respectively, two other warrant holders filed their own Complaints in the Court, captioned Cranshire Capital Master Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0493 and Iroquois Master Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0839, respectively. In these Complaints, which are substantially identical to the previous Complaints filed in the Court, the various warrant holders also claim that our planned spin-off of RXi and related actions give them the right to require us to repurchase our outstanding warrants held by them. According to the allegations in the Complaints, the repurchase price of the plaintiffs’ warrants would amount to approximately $5.2 million in the aggregate.

On March 21, 2012, we received letters from each of the plaintiff-warrant holders withdrawing their repurchase demands with respect to their warrants covering an aggregate of 6,350,000 shares out of a total of 6,850,000 shares of common stock purchasable under their warrants (the “Withdrawal Notices”). After giving effect to the Withdrawal Notices, the plaintiff-warrant holders continued to demand that we repurchase their warrants covering the balance of 500,000 shares of common stock in the aggregate. Based on the plaintiff-warrant holders’ claims in their Complaints, we believe that the repurchase price for these warrants is $0.71 per underlying share, or an aggregate of $355,000. On March 27, 2012, we tendered to the plaintiff-warrant holders an aggregate of $355,000 as payment in full of the repurchase price for those warrants. We believe that the Withdrawal Notices and our tender of payment as described above render moot the majority of the claims of the plaintiff-warrant holders in their Complaints, although the Withdrawal Notices purport to reserve all rights of the plaintiff-warrant holders under the Complaints.

If we were to become liable to repurchase the plaintiffs’ warrants, we may not have on hand sufficient funds to satisfy the liability and to meet our other obligations as they come due, which could raise doubts as to our ability to continue as a going concern.

Risks Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2012 and March 27, 2012, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $0.43 to a high of $2.93. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

•	reports of the results of our clinical trials regarding the safety or efficacy of our product candidates and surrogate markers;

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	announcements of business or strategic transactions such as our planned partial spin-off of RXi and related transactions and of the progress of the partial spin-off or other strategic transactions;

•	changes in our relationship with our licensors and other strategic partners;

•	our quarterly operating results;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our products;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stock holders;

•	government regulation of drug pricing; and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.

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

Anti-takeover provisions of our certificate of incorporation and by-laws and provisions of Delaware law may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable, or may impede the ability of the holders of our common stock to change our management. These provisions of our certificate of incorporation and by-laws, among other things:

•	divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms;

•	limit the right of stockholders to remove directors;

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and

•	authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.

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

We may acquire other businesses, including businesses in which our directors or officers may have an interest, or form joint ventures that may be unsuccessful and could adversely dilute your ownership of our company.

As part of our business strategy, we may pursue acquisitions of other complementary businesses and assets and may also pursue strategic alliances. We have limited experience in acquiring other companies and in forming such alliances. Apthera was our first acquisition. Sanford J. Hillsberg, our Chairman of the Board, was a substantial stockholder of Apthera at the time of the acquisition and had interests in the Apthera acquisition that were different from the interests of our stockholders, generally. We may not be able to successfully integrate any acquisitions into our existing business, and we could assume unknown or contingent liabilities or become subject to possible stockholder claims in connection with any related-party or third-party acquisitions or other transactions. We also could experience adverse effects on our reported results of operations from acquisition-related charges, amortization of acquired technology and other intangibles and impairment charges relating to write-offs of goodwill and other intangible assets from time to time following the acquisition of Apthera or other acquisitions. Integration of an acquired company requires management resources that otherwise would be available for ongoing development of our existing business. We may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

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

Risks Relating to the Partial Spin-Off of RXi

There are a number of risks associated with the partial spin-off of RXi, including the following:

The partial spin-off may be delayed or may not be completed.

On February 27, 2012 we announced, as required by NASDAQ Listing Rule 5250(e)(6), that our board of directors had declared a conditional dividend on Galena common stock of one share of common stock of RXi for each outstanding share of Galena common stock. The spin-off shares will be payable, subject to certain conditions described below, to our stockholders as of close of business (Eastern time) on March 8, 2012, the record date for the distribution, in the ratio of one RXi share for each share of Galena common stock held as of the record date. In light of the conditional nature of the partial spin-off of RXi, our board of directors has not set a payment date for the distribution, and under NASDAQ rules our common stock is not yet trading “ex-dividend.” The distribution of the spin-off shares will be taxable to Galena stockholders who receive RXi shares in the distribution.

The distribution to Galena stockholders of the spin-off shares is to be made pursuant to the registration statement filed by RXi with the Securities and Exchange Commission and declared effective on February 14, 2012. Because the RXi registration statement will go “stale” on April 30, 2012, we must complete the distribution of the spin-off shares by that date, unless we were to cause RXi to amend the registration statement. It is likely that we would abandon the partial spin-off of RXi if the distribution of the spin-off shares has not been made by April 30, 2012, although our board of directors has not made any decision in this regard.

The establishment of a payment date for the distribution and the payment of the distribution is dependent upon the timing of effectiveness of an application filed with FINRA to permit RXi common stock to be traded in the OTC Markets Group under the symbol “RXII.” The payment of the distribution also is conditioned upon the closing of the RXi financing, which is subject to certain closing conditions that may or may not be satisfied. In addition, the securities purchase agreement among Galena, RXi and the RXi investors provides that the agreement may be unilaterally terminated by us or by the RXi investors if the closing of the transactions has not occurred by March 31, 2012, and it is not possible for the closing to occur by this date. Accordingly, unless this date is extended by mutual agreement of the RXi investors and us, either we or the RXi investors generally may terminate the securities purchase agreement at any time after March 31, 2012, unless the failure of the closing to occur was due to the fault of the party seeking to terminate the securities purchase agreement.

Although we have no present intention to terminate the securities purchase agreement or to abandon the partial spin-off of RXi, the RXi investors may choose to do so. We also may decide to do so at any time if our board of directors determines that it is in the best interests of our company. For all of the foregoing reasons, there is no assurance that the payment and distribution of the spin-off shares will be completed.

We will no longer control RXi.

We currently own all of the outstanding shares of common stock of RXi. Upon completion of the RXi financing and the partial spin-off of RXi, assuming they are completed, we will own only approximately 4% of the as-converted common stock of RXi and our stockholders will own in the aggregate approximately 8% of the as-converted common stock.

We will have no management rights in RXi, and the officers, directors and other RXi stockholders may have interests that are different from ours.

Although we will own approximately 4% of RXi’s outstanding common stock upon completion of the spin-off of RXi, we will have no control over its management or operations. RXi will have its own board of directors and management, who will be responsible for the affairs and policies of RXi and its development plans. Mark J. Ahn, Ph.D., our President and Chief Executive Officer, will resign as a director of RXi in conjunction with the partial spin-off of RXi, and neither we nor our stockholders will have any right to designate or elect Dr. Ahn or other individual as a director of RXi or any other management rights in RXi. The directors, management and other stockholders of RXi may have interests that are different from ours, and RXi may engage in actions in connection with its business and operations that we believe are not in our best interests.

We have agreed to guarantee the bridge loan to RXi upon the imminent maturity date of the RXi convertible notes, and there is no assurance that the maturity date will be extended; and if the spin-off of RXi is not completed, we will lose control of RXi.

Pursuant to the securities purchase agreement with the RXi, investors, the RXi investors have provided a bridge loan to RXi by purchasing $1,000,000 of RXi convertible notes and have agreed, in the RXi investors’ discretion, to purchase up to an additional $500,000 of RXi convertible notes prior to the closing. The RXi convertible notes accrue interest at a rate of 7% per annum (or 18% per annum in the case of an event of default) and mature on March 31, 2012, or earlier in the case of an event of default. The obligations due under the RXi convertible notes are secured by a first-priority blanket lien on the assets of RXi and are guaranteed by us. Additionally, we have pledged all of our shares of RXi common stock to further guarantee the timely payment of the amounts due under the RXi convertible notes, if not converted into RXi preferred stock at the closing of the transactions under the securities purchase agreement.

If the closing of the transactions under the securities purchase agreement has not occurred by the March 31, 2012 maturity date of the RXi convertible notes, unless such date is extended by mutual agreement by the RXi investors and us, the permanent financing and the partial spin-off of RXi will not occur, and one-half of the outstanding principal of and accrued interest on the RXi convertible notes held by the investors will be converted into shares of RXi common stock equal to 51% of the shares of outstanding common stock of RXi immediately upon such conversion. RXi will be obliged to repay the balance of the principal of and accrued interest on the RXi convertible notes held by the investors, and we have agreed in the securities purchase agreement to guarantee RXi’s repayment of the RXi convertible notes to the extent they are not converted. In this event, we will own 44% of the outstanding shares of RXi common stock, and RXi will carry on as a stand-alone private company under the investors’ control, with its own management and with whatever funding and other financial resources that may be available to it. Neither the investors in RXi nor Galena will be obliged to provide any funding to RXi in this event, and there is no guarantee that funding will be available to RXi on acceptable terms, or at all. If RXi fails to obtain additional funding in this event, it would be forced to scale back or terminate its operations, or to seek to merge with or to be acquired by another company.

Although we will own approximately 4% of RXi’s outstanding common stock upon completion of the spin-off of RXi, we will have no control over its management or operations. RXi will have its own board of directors and management, who will be responsible for the affairs and policies of RXi and its development plans. Mark J. Ahn, Ph.D., our President and Chief Executive Officer, will resign as a director of RXi in conjunction with the partial spin-off of RXi, and neither we nor our stockholders will have any right to designate or elect Dr. Ahn or other individual as a director of RXi or any other management rights in RXi. The directors, management and other stockholders of RXi may have interests that are different from ours, and RXi may engage in actions in connection with its business and operations that we believe are not in our best interests.

We are in discussions with the RXi investors to extend the current March 31, 2012 maturity date of the RXi convertible notes, but there is no assurance that the maturity date will be extended.

We retain little discretion over the use of RXi’s funds.

We have agreed in the securities purchase agreement to use the proceeds of the RXi convertible notes and the funds contributed to RXi by us in accordance with budgets agreed or to be agreed upon by the investors and us. We retain no discretion over the use of these funds, and these funds will not be available to us for use in Galena’s oncology business or operations.

Risks Associated With Our Ownership Interest in RXi.

If the partial spin-off is completed, or if it is not completed and we become a minority stockholder of RXi, the value of our ownership interest in RXi and of the spin-off shares to be received by our stockholders will depend on RXi’s success in developing and commercializing products developed based upon its RNAi technologies, which activities are subject to significant risks and uncertainties.

RXi will be dependent on the success of its leading drug candidate, which may not receive regulatory approval or be successfully commercialized.

RXI-109, RXi’s first RNAi-based product candidate, targets connective tissue growth factor, or “CTGF,” and may have a variety of medical applications. RXi is planning to file an IND application with the FDA and begin a Phase 1 clinical trial in 2012 for RXI-109. The FDA, however, may deny RXi’s application or require additional information before approving the application, and such information may be costly to provide. There is no assurance that RXi will be able to successfully develop RXI-109 or any other product candidate.

RXi currently generates no revenue from sales, and may never be able to develop marketable products. The FDA or similar foreign governmental agencies must approve RXi’s products in development before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, RXi must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. RXi has not shown safety or efficacy in humans for any RNAi-based product candidates, including RXI-109. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It is also possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

A number of different factors could prevent RXi from obtaining regulatory approval or commercializing its product candidates on a timely basis, or at all.

RXi, the FDA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including if RXi or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

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

Numerous factors could affect the timing, cost or outcome of RXi’s drug development efforts, including the following:

•	delays in filing the initial IND drug application for RXI-109 or other product candidates;

•	difficulty in securing centers to conduct trials;

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of RXi’s clinical trials;

•	problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

•	difficulty in enrolling patients in conformity with required protocols or projected timelines;

•	third-party contractors failing to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner;

•

RXi’s drug candidates having very different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways;

•	the need to suspend or terminate clinical trials if the participants are being exposed to unacceptable health risks;

•	insufficient or inadequate supply or quality of RXi’s drug candidates or other necessary materials necessary to conduct our clinical trials;

•	effects of our drug candidates not being the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics;

•	the cost of RXi’s clinical trials may be greater than it anticipates;

•

negative or inconclusive results from RXi’s clinical trials or the clinical trials of others for similar drug candidates or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	changes in the FDA’s requirements for testing during the course of that testing;

•	reallocation of RXi’s limited financial and other resources to other clinical programs; and

•	adverse results obtained by other companies developing similar drugs.

It is possible that none of the product candidates that RXi may develop will obtain the appropriate regulatory approvals necessary to begin selling them or that any regulatory approval to market a product may be subject to limitations on the indicated uses for which RXi may market the product. The time required to obtain FDA and other approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis RXi performs of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on RXi’s ability to generate revenue from the particular drug candidate.

RXi also is subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside of the United States.

The approach RXi is taking to discover and develop novel therapeutics using RNAi is unproven and may never lead to marketable products.

RNA interference is a relatively new scientific discovery. To date, no company has received regulatory approval to market therapeutics utilizing RNAi, and a number of clinical trials of RNAi technologies by other companies have been unsuccessful. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. To successfully develop RNAi-based products, RXi must solve a number of issues, including stabilizing the RNAi material and delivering it into target cells in the human body. RXi may spend large amounts of money trying to solve these issues and never succeed in doing so. In addition, any compounds that RXi develops may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.

The FDA could impose a unique regulatory regime for RNAi therapeutics.

The substances RXi intends to develop may represent a new class of drug, and the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any product candidates that RXi develops will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products RXi may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that RXi may submit. Moreover, the FDA may respond to these submissions by defining requirements that RXi may not have anticipated.

The FDA approval process may be delayed for any drugs RXi develops that require the use of specialized drug delivery devices or vehicles.

Some drug candidates that RXi develops may need to be administered using specialized devices, such as an implantable pump that deliver RNAi therapeutics directly to diseased parts of the body. These devices may or may not have been approved by the FDA or other regulatory agencies. The drug delivery vehicles that RXi may utilize to deliver its drug candidates have not been approved by the FDA or other regulatory agencies. In addition, the FDA may regulate the product as a combination product of a drug and a device or require additional approvals or clearances for the modified delivery.

If specialized delivery vehicle is owned by another company, RXi would need that company’s cooperation to implement the necessary changes to the vehicle, or its labeling, and to obtain any additional approvals or clearances. Any delays in finding suitable drug delivery vehicles to administer RNAi therapeutics directly to diseased parts of the body could negatively affect our ability to successfully develop our RNAi therapeutics.

Even if RXi receives regulatory approval to market its product candidates, its product candidates may not be accepted commercially, which may prevent RXi from becoming profitable.

The RNAi product candidates that RXi is developing are based on new technologies and therapeutic approaches. RNAi products may be more expensive to manufacture than traditional small molecule drugs, which may make them more costly than competing small molecule drugs. Additionally, for various applications, RNAi products are likely to require injection or implantation, which will make them less convenient to administer than drugs administered orally. Key participants in the pharmaceutical marketplace, such as physicians, medical professionals working in large reference laboratories, public health laboratories and hospitals, third-party payors and consumers may not accept products intended to improve therapeutic results based on RNAi technology. As a result, it may be more difficult for RXi to convince the medical community and third-party payors to accept and use RXi’s products, or to provide favorable reimbursement. If medical professionals working with large reference laboratories, public health laboratories and hospitals choose not to adopt and use RXi’s RNAi technology, its products may not achieve broader market acceptance.

Other factors that we believe will materially affect market acceptance of RNAi product candidates include:

•	timing of RXi’s receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	safety, efficacy and ease of administration of RXi’s product candidates;

•	advantages of RXi’s product candidates over those of RXi’s competitors;

•	willingness of patients to accept relatively new therapies;

•	success of RXi’s physician education programs;

•	availability of government and third party payor reimbursement;

•	pricing of RXi’s products, particularly as compared to alternative treatments; and

•	availability of effective alternative treatments and the relative risks and/or benefits of the treatments.

RXi will be subject to competition and may not be able to compete successfully.

We believe numerous companies are investigating or plan to investigate a variety of proposed anti-scarring therapies in clinical trials. The companies include large and small pharmaceutical, chemical and biotechnology companies, as well as universities, government agencies and other private and public research organizations. Such companies include Renovo Group plc, CoDa Therapeutics, Inc., Sirnaomics, Inc., FirstString Research, Inc., Merz Pharmaceuticals, LLC, Capstone Therapeutics, Halscion, Inc., Garnet Bio Therapeutics, Inc., AkPharma Inc., Promedior, Inc., Kissei Pharmaceutical Co., Ltd., Eyegene, Derma Sciences, Inc., Healthpoint Biotherapeutics and Pharmaxon. In particular, Excaliard Pharmaceuticals, Inc., which has been acquired by Pfizer, Inc., has successfully advanced an anti-CTGF antisense oligonucleotide through several Phase 1 and Phase 2 trials, demonstrating improved scar outcome over placebo.

We believe other companies working in the RNAi area, generally, include Alnylam Pharmaceuticals, Inc., Marina Biotech, Inc., Tacere Therapeutics, Inc., Benitec Limited, OPKO Health, Inc., Silence Therapeutics plc, Quark Pharmaceuticals, Inc., Rosetta Genomics Ltd., Lorus Therapeutics, Inc., Tekmira Pharmaceuticals Corporation, Arrowhead Research Corporation, Regulus Therapeutics Inc. and Santaris, as well as a number of large pharmaceutical companies. Many other companies are pursuing non-RNAi-based therapies for one or more fibrotic disease indications, including ocular scarring or other indications that RXi may seek to pursue.

Most of RXi’s competitors have substantially greater research and development capabilities and financial, scientific, technical, manufacturing, marketing, distribution and other resources than RXi, and RXi may not be able to successfully compete with them. In addition, even if RXi is successful in developing its product candidates, in order to compete successfully RXi may need to be first to market or to demonstrate that its RNAi-based products are superior to therapies based on different technologies. A number of RXi’s competitors have already commenced clinical testing of RNAi product candidates and may be more advanced than RXi is in the process of developing products. If RXi is not first to market or are unable to demonstrate superiority, any products for which RXi is able to obtain approval may not be successful.

RXi will be dependent on technologies it licenses, and if it loses the right to license such technologies or fails to license new technologies in the future, its ability to develop new products would be harmed.

Many patents in the RNAi field have already been exclusively licensed to third parties, including RXi’s competitors. If any of RXi’s existing licenses are terminated, the development of the products contemplated by the licenses could be delayed or terminated and RXi may not be able to negotiate additional licenses on acceptable terms, if at all, which would have a material adverse effect on RXi’s business.

RXi may be unable to protect its intellectual property rights licensed from others parties, its intellectual property rights may be inadequate to prevent third parties from using its technologies or developing competing products, and RXi may need to license additional intellectual property from others.

Therapeutic applications of gene silencing technologies, delivery methods and other technologies that RXi licenses from third parties are claimed in a number of pending patent applications, but there is no assurance that these applications will result in any issued patents or that those patents would withstand possible legal challenges or protect RXi’s technologies from competition. The United States Patent and Trademark Office and patent granting authorities in other countries have upheld stringent standards for the RNAi patents that have been prosecuted so far. Consequently, pending patents that RXi has licensed or owns may continue to experience long and difficult prosecution challenges and may ultimately issue with much narrower claims than those in the pending applications. Third parties may hold or seek to obtain additional patents that could make it more difficult or impossible for RXi to develop products based on RNAi technology without obtaining a license to such patents, which licenses may not be available to RXi on attractive terms, or at all.

In addition, others may challenge the patents or patent applications that RXi currently licenses or may license in the future or that RXi owns and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, which would negatively affect RXi’s ability to exclude others from using RNAi technologies described in these patents. There can be no assurance that these patent or other pending applications or issued patents RXi licenses or owns will withstand possible legal challenges. Moreover, the laws of some foreign countries may not protect RXi’s proprietary rights to the same extent as the laws of the United States. Any patents issued to RXi or its licensors may not provide RXi with any competitive advantages, and there can be no assurance that the patents of others will not have an adverse effect on RXi’s ability to do business or to continue to use its technologies freely. RXi’s efforts to enforce and maintain its intellectual property rights may not be successful and may result in substantial costs and diversion of management time. Even if RXi’s rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by RXi’s licenses or patents or patent application that it owns.

In June 2010, we received a letter from Alnylam Pharmaceuticals, Inc. claiming that we require access to Alnylam’s patent and patent applications and demanding that we stop engaging in unspecified alleged infringing activities unless we obtain a license from Alnylam. We understand that other companies working in the RNAi area have received similar letters from Alnylam. Although we believe that RXi’s current and planned activities do not infringe any valid patent rights of Alnylam, there is no assurance that RXi will not need to alter its development candidates or products or obtain a license to Alnylam’s rights to avoid any such infringement.

There is no guarantee that future licenses will be available from third parties for RXi’s product candidates on satisfactory terms, or at all. To the extent that RXi is required and is able to obtain multiple licenses from third parties to develop or commercialize a product candidate, the aggregate licensing fees and milestones and royalty payments made to these parties may materially reduce RXi’s economic returns or cause RXi to abandon development or commercialization of a product candidate.

RXi’s success depends upon its ability to obtain and maintain intellectual property protection for its products and technologies.

The applications based on RNAi technologies claim many different methods, compositions and processes relating to the discovery, development, delivery and commercialization of RNAi therapeutics. Because this field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in the RNAi field and that RXi may be a party to such proceedings.

RXi will rely upon third parties for the manufacture of its clinical product candidates.

RXi does not have the facilities or expertise to manufacture supplies of any of its potential product candidates for clinical trials. Accordingly, RXi will be dependent upon contract manufacturers for these supplies. RXi currently obtains supplies for RXI-109 from a single supplier, Agilent Technologies, Nucleic Acid Solutions Division. If for any reason RXi is unable to obtain RXI-109 from this supplier, it would have to seek to obtain it from another major oligonucleotide manufacturer. There is no assurance that RXi will be able to timely secure needed supply arrangements on satisfactory terms, or at all. RXi’s failure to secure these arrangements as needed could have a material adverse effect on its ability to complete the development of its product candidates or, if RXi obtains regulatory approval for its product candidates, to commercialize them.

RXi may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of its product candidates.

We expect that RXi will be dependent upon collaborators, partners, licensees, clinical research organizations and other third parties to support its discovery efforts, to formulate product candidates, to manufacture its product candidates and to conduct clinical trials for some or all of its product candidates. We cannot guarantee that RXi will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. RXi’s ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of RXi’s technology over competing technologies, the quality of the preclinical and clinical data that RXi has generated and the perceived risks specific to developing its product candidates. If RXi is unable to obtain or maintain these agreements, it may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize its product candidates. RXi cannot necessarily control the amount or timing of resources that its contract partners will devote to RXi’s research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to RXi under these arrangements in a timely fashion. RXi may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to RXi.

If RXi fails to attract, hire and retain qualified personnel, it may not be able to design, develop, market or sell its products or successfully manage its business.

RXi’s business prospects are dependent on its management team and on RXi’s ability to identify, attract, retain and integrate additional qualified key personnel. RXi will need to recruit and hire a Chief Executive Officer to replace Mark J. Ahn, Ph.D., who currently serves on a part-time basis as RXi’s President. RXi also is seeking a new Chief Financial Officer, as well as other key employees.

Competition for skilled research, product development, regulatory and technical personnel is intense, and RXi may not be able to recruit and retain the personnel it needs. The loss of the services of any key research, product development, regulatory and technical personnel, or RXi’s inability to hire new personnel with the requisite skills, could restrict RXi’s ability to develop its product candidates.

RXi may not be able to obtain sufficient financing and may not be able to develop its product candidates.

With the proceeds to be received in the RXi financing, we believe that RXi will have sufficient working capital to fund its currently planned expenditures through the first quarter of 2013. However, in the future RXi may need to incur debt or issue equity in order to fund its planned expenditures, as well as to make acquisitions and other investments. There is no assurance that debt or equity financing will be available to RXi on acceptable terms or at all. If RXi cannot, or is limited in the ability to, incur debt, issue equity or enter in strategic collaborations, RXi may be unable to fund discovery and development of its product candidates, address gaps in its product offerings or improve its technology.

We anticipate that RXi will need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business, which may include, but are not limited to, the following:

•	to conduct research and development to successfully develop its RNAi technologies;

•	to obtain regulatory approval for its products;

•	to file and prosecute patent applications and to defend and assess patents to protect its technologies;

•	to retain qualified employees, particularly in light of intense competition for qualified scientists;

•	to manufacture products itself or through third parties;

•	to market its products, either through building its own sales and distribution capabilities or relying on third parties; and

•	to acquire new technologies, licenses or products.

We cannot assure that any needed financing will be available to RXi on acceptable terms or at all. If RXi cannot obtain additional financing in the future, its operations may be restricted, and it may ultimately be unable to continue to develop and potentially commercialize its product candidates.

Future financing may be obtained by RXi through, and future development efforts may be paid for by, RXi’s issuance of debt or equity, which may have an adverse effect on Galena and RXi’s other stockholders or may otherwise adversely affect RXi’s business.

If RXi raises funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of common stock. In addition, if RXi raises funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute Galena’s ownership in RXi.

The terms of debt securities may also impose restrictions on RXi’s operations, which may include limiting its ability to incur additional indebtedness, to pay dividends on or repurchase its capital stock, or to make certain acquisitions or investments. In addition, RXi may be subject to covenants requiring it to satisfy certain financial tests and ratios, and its ability to satisfy such covenants may be affected by events outside of RXi’s control.

We expect that RXi will incur significant research and development expenses, which may make it difficult for RXi to attain profitability, and may lead to uncertainty about RXi’s ability to continue as a going concern.

Substantial funds were expended to develop RXi’s RNAi technologies, and additional substantial funds will be required for further research and development, including preclinical testing and clinical trials of any product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of its products is uncertain, we are unable to precisely estimate the actual funds RXi will require to develop and potentially commercialize them. In addition, RXi may not be able to generate enough revenue, even if it is able to commercialize any of its product candidates, to become profitable.

If RXi is unable to achieve or sustain profitability or to secure additional financing, it may not be able to meet its obligations as they come due, raising substantial doubts as to its ability to continue as a going concern. Any such inability to continue as a going concern may result in RXi’s common stock holders losing their entire investment. There is no guarantee that RXi will become profitable or secure additional financing.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

On July 18, 2011, we entered into a lease with LO 138, LLC for our facility located at 310 N. State Street, Suite 208, Lake Oswego, Oregon, 97034. The facility is approximately 2,100 square feet and is used for Galena’s general and administrative offices. The monthly rent is approximately $3,200.

RXi occupies its facility located at 60 Prescott Street, Worcester, Massachusetts, pursuant to a lease agreement, dated September 25, 2007, with Newgate Properties, LLC (an affiliate of Worcester Polytechnic Institute). The facility is approximately 6,800 square feet, of which 5,600 square feet is laboratory space used for research and development and the additional 1,200 square feet is used for general and administrative offices. In May 2011, RXi reduced the total space occupied by it to approximately 5,355 square feet. On June 9, 2011, the lease was extended through July 31, 2012. The monthly rent is approximately $16,000.

We believe that our facilities are suitable for our current needs.

Item 3.	LEGAL PROCEEDINGS

On November 21, 2011, Hudson Bay Master Fund, Ltd. (“Hudson Bay”) filed a Complaint against us in the United States District Court for the Southern District of New York (the “Court”), captioned Hudson Bay Master Fund, Ltd. v. Galena Biopharma, Inc., 11 Civ. 8432 (JPO), alleging that our plan to partially spin off RXi and related actions taken by us in preparation for the spin-off gives Hudson Bay the right to require us to repurchase the warrants acquired by Hudson Bay in our April 2011 underwritten public offering. Hudson Bay also seeks related declaratory and injunctive relief. On January 12, 2012, three other warrant holders affiliated with each other filed a Complaint in the Court, captioned Tenor Opportunity Fund, Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0260, and on January 20, 2012 and February 2, 2012, respectively, two other warrant holders filed their own Complaints in the Court, captioned Cranshire Capital Master Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0493 and Iroquois Master Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0839, respectively. In these latest Complaints, which are substantially identical to the previous Complaints filed in the Court, the various warrant holders also claim that our planned spin-off of RXi and related actions give them the right to require us to repurchase our outstanding warrants held by them. According to the allegations in the Complaints, the repurchase price of the plaintiffs’ warrants would amount to approximately $5.2 million in the aggregate.

On March 21, 2012, we received letters from each of the plaintiff-warrant holders withdrawing their repurchase demands with respect to their warrants covering an aggregate of 6,350,000 shares out of a total of 6,850,000 shares of common stock purchasable under their warrants (the “Withdrawal Notices”). After giving effect to the Withdrawal Notices, the plaintiff-warrant holders continued to demand that we repurchase their warrants covering the balance of 500,000 shares of common stock in the aggregate. Based on the plaintiff-warrant holders’ claims in their Complaints, we believe that the repurchase price for these warrants is $0.71 per underlying share, or an aggregate of $355,000. On March 27, 2012, we tendered to the plaintiff-warrant holders an aggregate of $355,000 as payment in full of the repurchase price for those warrants. We believe that the Withdrawal Notices and our tender of payment as described above render moot the majority of claims of the plaintiff-warrant holders in their Complaints, although the Withdrawal Notices purport to reserve all rights of the plaintiff-warrant holders under the Complaints.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “GALE” The following table shows the high and low per-share sale prices of our common stock for the periods indicated:

	High	Low
2010
First Quarter	$8.99	$3.48
Second Quarter	5.23	2.51
Third Quarter	3.02	1.70
Fourth Quarter	4.08	2.20
2011
First Quarter	$2.65	$1.10
Second Quarter	1.65	0.73
Third Quarter	1.48	0.61
Fourth Quarter	1.01	0.36

Holders

As of March 26, 2012, there were approximately 700 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We have never paid any cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, for use in our development activities and the operation of our business. The payment of any future dividends will be subject to the discretion of our board of directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, prospects and other factors that our board of directors may deem relevant. Additionally, our ability to pay future dividends may be restricted by the terms of any debt financing.

Performance Graph

Because we are a smaller reporting company, we are not required to provide this information.

Recent Sales of Unregistered Securities

Set forth below is information regarding any unregistered sales by us of common stock, preferred stock, options and warrants during the period covered by this annual report that were not previously reported by us in a Quarter Report on Form 10-K or Current Report on Form 8-K:

Preferred Stock

None.

Common Stock

On March 8, 2012, the Company issued 1,315,789 restricted shares of common stock in payment of the first milestone under the contingent value rights agreement entered into in connection with our merger acquisition of Apthera in April 2011. The certificates evidencing the milestone shares have been deposited with the escrow agent under the escrow agreement, dated as of April 13, 2011, among the Company, the stockholder representative, and Computershare Trust Company, N.A., as Escrow Agent. The milestone shares will be released to the former Apthera shareholders from escrow if the issuance of the milestone shares is approved by the stockholders of the Company at the Company’s 2012 annual stockholders meeting.

On February 3, 2012, the Company issued 100,000 shares of our common stock in payment of $135,000 of accrued legal fees.

On January 20, 2012, the Company sold 579,710 shares of our common stock for $400,000 to Kwang Dong Pharmaceutical Company as part of a existing license agreement for NeuVax covering territorial rights for the compound in South Korea that we acquired in our merger acquisition of Apthera.

From January 23, 2012 through March 23, 2012, the Company issued 1,369,944 shares of our common stock subject to the exercise of outstanding warrants from various warrant holders. The Company received $1,223,464 in total payments at exercise prices ranging from $0.65 to $2.50 per share.

The foregoing shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration afforded under Section 4(2) of the Act and Regulation D under the Act.

Common Stock Options and Warrants

On February 4, 2012, the Company granted warrants to purchase 400,000 shares of common stock at an exercise price of $0.66 per share in exchange for business advisory services to the Company for a period of up to twelve months. The warrants vested as to 100,000 shares upon issuance, and then will vest at a rate of 100,000 shares per quarter starting on the 90-day anniversary of issuance.

The foregoing warrants were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded under Section 4(2) of the Act.

Item 6.	SELECTED FINANCIAL DATA

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this annual report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward-looking statements, see “Risk Factors” under Part I — Item 1A of this annual report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read and interpreted in light of such factors. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this annual report.

You may have difficulty evaluating our business, because we acquired Apthera only in the past year and are undertaking to partially spin off RXi. There is no assurance, however, that the partial spin-off will be completed. Following the partial spin-off, assuming it is completed, our financial statements will no longer reflect the consolidated financial condition and results of operations of RXi, and we will account for our partial ownership of RXi based on the equity method of accounting. For these reasons, the historical consolidated financial information included in this annual report do not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future.

Background on the Company and Recent Change in Strategic Focus

We were formed in 2006 by CytRx Corporation (“CytRx”) and four prominent RNAi researchers. We commenced operations in January 2007, after CytRx contributed to us its portfolio of RNAi therapeutic assets consisting primarily of RNAi licenses and related intellectual property and a nominal amount of equipment.

We acquired Apthera and our NeuVax product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. Our acquisition of Apthera followed from the determination by our board of directors to broaden our strategic direction by giving us access to a late-stage clinical candidate, NeuVax. In connection with our acquisition of Apthera, we reduced the scope of our RNAi activities to focus primarily on RXI-109, our lead RNAi-product, while maintaining our key development alliances and core RNAi discovery and development capability. Following the Apthera acquisition, our board of directors undertook to explore strategic alternatives for our RNAi platform that would enable us to commit more resources to our later-stage oncology drug programs.

On February 27, 2012 we announced, as required by NASDAQ Listing Rule 5250(e)(6), that our board of directors had declared a conditional dividend on Galena common stock of one share of common stock of RXi for each outstanding share of Galena common stock. The spin-off shares will be payable, subject to certain conditions described below, to our stockholders as of close of business (Eastern time) on March 8, 2012, the record date for the distribution, in the ratio of one RXi share for each share of Galena common stock held as of the record date. In light of the conditional nature of the partial spin-off of RXi, our board of directors has not set a payment date for the distribution, and under NASDAQ rules our common stock is not yet trading “ex-dividend.” The distribution of the spin-off shares will be taxable to Galena stockholders who receive RXi shares in the distribution.

The distribution to Galena stockholders of the spin-off shares is to be made pursuant to the registration statement filed by RXi with the Securities and Exchange Commission and declared effective on February 14, 2012. Because the RXi registration statement will go “stale” on April 30, 2012, we must complete the distribution of the spin-off shares by that date, unless we were to cause RXi to amend the registration statement. It is likely that we would abandon the partial spin-off of RXi if the distribution of the spin-off shares has not been made by April 30, 2012, although our board of directors has not made any decision in this regard.

The establishment of a payment date for the distribution and the payment of the distribution is dependent upon the timing of effectiveness of an application filed with FINRA to permit RXi common stock to be traded in the OTC Markets Group under the symbol “RXII.” The payment of the distribution also is conditioned upon the closing of the RXi financing, which is subject to certain closing conditions that may or may not be satisfied. In addition, the securities purchase agreement among Galena, RXi and the RXi investors provides that the agreement may be unilaterally terminated by us or by the RXi investors if the closing of the transactions has not occurred by March 31, 2012, and it is not possible for the closing to occur by this date. Accordingly, unless this date is extended by mutual agreement of the RXi investors and us, either we or the RXi investors generally may terminate the securities purchase agreement at any time after March 31, 2012, unless the failure of the closing to occur was due to the fault of the party seeking to terminate the securities purchase agreement.

Although we have no present intention to terminate the securities purchase agreement or to abandon the partial spin-off of RXi, the RXi investors may choose to do so. We also may decide to do so at any time if our board of directors determines that it is in the best interests of our company. For all of the foregoing reasons, there is no assurance that the payment and distribution of the spin-off shares will be completed.

If the closing of the transactions under the securities purchase agreement has not occurred by the March 31, 2012 maturity date of the RXi convertible notes, unless such date is extended by mutual agreement by the RXi investors and us, the permanent financing and the partial spin-off of RXi may not occur, and one-half of the outstanding principal of and accrued interest on the RXi convertible notes held by the investors will be converted into shares of RXi common stock equal to 51% of the shares of outstanding common stock of RXi immediately upon such conversion. RXi will be obliged to repay the balance of the principal of and accrued interest on the RXi convertible notes held by the investors, and we have agreed in the securities purchase agreement to guarantee RXi’s repayment of the RXi convertible notes to the extent they are not converted. In this event, we will own 44% of the outstanding shares of RXi common stock, and RXi will carry on as a stand-alone private company under the investors’ control, with its own management and with whatever funding and other financial resources that may be available to it. Neither the investors in RXi nor Galena will be obliged to provide any funding to RXi in this event, and there is no guarantee that funding will be available to RXi on acceptable terms, or at all. If RXi fails to obtain additional funding in this event, it would be forced to scale back or terminate its operations, or to seek to merge with or to be acquired by another company.

We are in discussions with the RXi investors to extend the current March 31, 2012 maturity date of the RXi convertible notes, but there is no assurance that the maturity date will be extended.

Research and Development

Our research and development programs are focused on developing cancer therapies utilizing peptide-based immunotherapy products, including our main product candidate NeuVax, for the treatment of various cancers.

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

There are risks in any new field of drug discovery that preclude certainty regarding the successful development of a product. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any product candidate. Our inability to make these estimates results from the uncertainty of numerous factors, including but not limited to:

•	our ability to advance product candidates into preclinical research and clinical trials;

•	the scope and rate of progress of our preclinical program and other research and development activities;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the effect of government regulation and insurance industry efforts to control healthcare costs through reimbursement policy and other cost management strategies.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of our financial statements requires management to make estimates, allocations and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of goodwill and long-lived assets, accrued liabilities and certain expenses. We base our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Additionally, the financial information included here may not necessarily reflect the financial position, operating results, changes in our invested equity and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented.

Our significant accounting policies are summarized in the notes to our consolidated financial statements. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments as well as costs to acquire technology licenses and expenses associated with preparation of clinical trials.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2011	2010
Weighted average risk free interest rate	0.92% - 3.16%	1.88% - 3.28%
Weighted average volatility	98.61% - 113.87%	118.3% - 133.62%
Expected lives (years)	4.71 - 9.25	6 - 10
Expected dividend yield	0%	0%

The Company’s expected common stock price volatility assumption is based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates.

The Company has an estimated annualized forfeiture rate of 15.0% for options granted to employees, and 8.0% for options granted to senior management and no forfeiture rate for the directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services. We may also issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes.

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the years ended December 31, 2011 and 2010, we issued warrants to purchase 18,100,000 and 540,000 shares of common stock, respectively, in connection with an equity transaction. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. Goodwill has an indefinite useful life and is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets acquired at fair value. Our intangible assets consist primarily of acquired in-process research and development.

Goodwill and other intangible assets with indefinite lives are tested annually for impairment at the reporting unit level utilizing the “fair value” methodology. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	significant negative industry or economic trends;

•	significant decline in stock price for a sustained period; and

•	significant decline in market capitalization relative to net book value.

Goodwill and other intangible assets with indefinite lives are evaluated for impairment using the two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair values of its intangible assets using the Income Approach, or more specifically the Discounted Cash Flow Method. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

Long-lived assets, held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Any resulting impairment losses recorded by the Company could have an adverse impact on our results of operations by either decreasing net income or increasing net loss.

In connection with its annual impairment test, the Company performed its review for impairment. Based upon the valuation approach described above, the Company determined that the current carrying value of its goodwill had not been impaired.

Goodwill amounted to $5.9 million and $0 as of December 31, 2011 and 2010, respectively. There was no amortization of goodwill for the years ended 2011 and 2010. Other intangible assets amounted to $12.9 million and $0 million as of December 31, 2011 and 2010, respectively. There was no amortization of other intangible assets for the years ended 2011 and 2010.

Purchase Price Allocation

We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including property and equipment, other intangible assets, certain accrued liabilities and other reserves require a degree of management judgment. Certain estimates may change as additional information becomes available. Management finalizes the purchase price allocation within 12 months of the acquisition date as certain initial accounting estimates are resolved.

Acquired In-Process Research and Development

In 2011, we recorded $12.9 million of acquired in-process research and development related to our acquisition of Apthera. The projects acquired in the acquisition consisted primarily of the clinical development related to its clinical oncology program, primarily the NeuVax compound for breast cancer patients. We purchased this with the intent of clinically developing the NeuVax compound for market approval. At the date we acquired the NeuVax compound, the program was in the midst of a Phase 2 clinical trial. In order to commercialize this drug, the Company will need to complete at least one Phase 3 clinical trial. On January 19, 2012, we initiated our Phase 3 PRESENT trial for NeuVax™ (E75 peptide plus GM-CSF) vaccine in low-to-intermediate HER2 1+ and 2+ breast cancer patients in the adjuvant setting to prevent recurrence (Clinicaltrials.gov identifier NCT01479244). The cost of this Phase 3 clinical trial is expected to exceed $50 million to reach its primary endpoint. We do not expect to commence commercialization of NeuVax prior to 2017, if at all.

Valuation of Contingent Earnout Consideration

Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, are reflected in income or expense in the consolidated statements of expenses. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

Results of Operations

For the year ended December 31, 2011, our net loss was approximately $11,485,000 compared with a net loss of $11,993,000 for the year ended December 31, 2010. The primary reasons for the variation in the net loss between the years are discussed below.

Revenue

Since we are a development-stage biopharmaceutical company, we have not generated any revenue since inception through December 31, 2011.

Research and Development Expense (in thousands)

	For the Years Ended December 31,
	2011	2010
Research and development expense	$10,742	$6,046
Research and development employee stock-based compensation expense	866	1,084
Research and development non-employee stock-based compensation expense	(70)	743

Total research and development expense	$11,538	$7,873

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for clinical trial related costs, licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect to continue to devote a substantial portion of our resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, we expect that our research and development expense will increase significantly from historic levels for the foreseeable future.

Total research and development expenses for the year ended December 31, 2011 was approximately $11,538,000 as compared to $7,873,000 for the year ended December 31, 2010. The increase of $3,665,000, or 47%, was due to an increase of $4,696,000 in research and development cash expenses related to preparation for our Phase 3 PRESENT clinical trial of NeuVax, which was partially offset by a decrease of $218,000 in employee stock-based compensation and a $813,000 decrease in non-employee stock based compensation expense.

Research and Development Non-Employee Stock-Based Compensation Expense

We issued options to purchase shares of our common stock as compensation to our Scientific Advisory Board (“SAB”) members and consultants. For financial statement purposes, we valued these shares at their fair value. Fluctuations in non-employee stock-based compensation expense results from variations in the number of common stock options issued, vesting schedules and the Black-Scholes fair values of common stock options granted to SAB members.

General and Administrative Expense (in thousands)

	For the Years Ended December 31,
	2011	2010
General and administrative expense	$6,863	$5,493
Common stock warrants issued for general and administrative expense	108	718
Fair value of common stock issued in exchange for general and administrative expense	73	—
Common stock and stock options issued for general and administrative expense	2,205	2,541

Total general and administrative expense	$9,249	$8,752

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

Total general and administrative expense was $9,249,000 for the year ended December 31, 2011 compared with $8,752,000 for the year ended December 31, 2010. The increase of $497,000, or 6%, was primarily due to an increase of $1,370,000 in general and administrative expense related to an increase in legal, audit and other professional services, and an increase of $73,000 for non-cash share-based compensation expense issued in exchange for services, which increases were partially offset by a decrease of $610,000 from warrants issued for business advisory services and $336,000 in non-cash share based compensation expense.

From time to time, we expect to issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we will value these shares of common stock, common stock options, and warrants at their fair value.

Interest Income

Interest income was negligible for both the year ended December 31, 2011, and December 31, 2010. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility. The interest rates available on lower risk, shorter-term investments in today’s market are lower than rates available in the prior period. We expect to have interest income in future periods based on our current account balances and potentially from additional capital we may receive in the future.

Other Income

Other income (expense) is summarized as follows (in thousands):

	For the Years Ended December 31,
	2011	2010
Interest income, net	$30	$5
Loss on warrant exchange	(900)	—
Change in fair value of common stock warrants issued	9,886	3,049
Reduction of potential redemption liability	—	785
Change in contingent purchase liability	109	—
Other income	177	793

Other income, net	$9,302	$4,632

Other income was $9,302,000 and $4,632,000 for the years ended December 31, 2011 and 2010, respectively. The overall increase of $4,670,000, or 101%, was due to an increase of $6,837,000 attributable to the change in fair value of common stock warrants outstanding, which was partially offset by $900,000 due to the loss on warrant exchange, a decrease of $785,000 attributed to a decrease of potential redemption liability and a decrease of $616,000 in other income, representing primarily a decrease in grant income.

Income Taxes

There was no income tax expense for the years ended December 31, 2011 and 2010 due to the fact that we have incurred significant tax losses since we began operations. A deferred tax benefit would have been recorded for losses; however, due to the uncertainty of realizing the tax benefit, a valuation allowance was recognized which fully offset the deferred tax benefit.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $11.4 million as of December 31, 2011 and approximately $8.2 million as of March 26, 2012.

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. As a result of the increased research and development expense expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, we expect that our expenses will increase significantly from historic levels for the foreseeable future. In addition to increasing research and development expense, we expect general and administrative costs to increase as we conduct future clinical trials. We will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

On February 17, 2012, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell from time to time through Cantor, acting as agent, shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $10 million. The offer and sale of our shares through Cantor will be registered pursuant to our Registration Statement on Form S-3 (File No. 333-167025) declared effective by the SEC on May 21, 2010 and is described in detail in the related prospectus supplement dated February 17, 2012 filed with the SEC and the prospectus dated May 21, 2010 included as part of our Registration Statement. The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted therein. There is no assurance that additional funding will be available to the Company on acceptable terms or at all.

Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the SEC Securities Act of 1933, as amended, including, but not limited to, sales made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions. Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).

We believe that our existing cash and cash equivalents and the proceeds from the sales agreement should be sufficient to fund our operations through at least the first quarter of 2013.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $14,668,000 for the year ended December 31, 2011 compared with $10,257,000 net cash used in operating activities for the year ended December 31, 2010. The increase of approximately $4,411,000 resulted from a net loss of $11,485,000, less non-cash items of $5,738,000, of which $3,074,000 related to stock-based compensation, $108,000 related to stock warrant expense in exchange for services, $900,000 related to a loss on equity instruments, $163,000 related to depreciation, $109,000 related to a decrease in the fair value of the contingent purchase consideration, $9,881,000 that reflects the fair value of warrants and mandatorily redeemable stock obligations issued with financings completed by the Company and $2,255,000 related to changes in current assets and liabilities.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $14,000 for the year ended December 31, 2011, compared with net cash used in investing activities of $106,000 for the year ended December 31, 2010. The increase of approximately $121,000 in cash provided by investing activities was due to $101,000 change in restricted cash, $168,000 of cash received in connection with our acquisition and a decrease of $53,000 in cash paid for equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $19,196,000 for the year ended December 31, 2011, compared with $11,570,000 for the year ended December 31, 2010. This increase of approximately $7,626,000 was primarily due to not purchasing any treasury shares in 2011 compared with the purchase of

$3,849,000 during 2010, an increase in net proceeds from the issuance of common stock of $3,380,000 and $500,000 of notes payable incurred by RXi during 2011.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. All disclosures are presented in accordance with the acquisition of Apthera, Inc.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs , a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this new standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this new standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a new accounting standard to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This new standard is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company does not expect that adoption of this new standard will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460 (“ASC 460”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 9 of the notes to consolidated financial statements included in this annual report for further discussion of these indemnification agreements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Expenses for the years ended December 31, 2011 and 2010 and the cumulative period from inception (January 1, 2003) through December 31, 2011	F-4

Consolidated Statements of Stockholders’ Equity for the period from April  3, 2006 through December 31, 2011 and Parent Company’s Net Deficit for the period from December 31, 2003 through December 31, 2006

F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the cumulative period from inception (January 1, 2003) through December 31, 2011	F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Galena Biopharma, Inc.

Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of Galena Biopharma, Inc., formerly RXi Pharmaceuticals Corporation, (a development stage company) (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of expenses, stockholders’ equity, and cash flows for the years then ended and for the period from January 1, 2003 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2003 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO USA, LLP

March 28, 2012

Boston, Massachusetts

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,433	$6,891
Restricted cash	101	—
Prepaid expenses	276	150

Total current assets	11,810	7,041

Equipment and furnishings, net of accumulated depreciation and amortization of $657 and $491 in 2011 and 2010, respectively	393	419
In-process research and development	12,864	—
Goodwill	5,898	—
Deposits	3	16

Total assets	$30,968	$7,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,155	$724
Accrued expense and other current liabilities	2,168	1,113
Convertible notes payable	500	—
Deferred revenue	816	—
Current maturities of capital lease obligations	35	51
Fair value of warrants potentially settleable in cash	3,746	3,138
Current contingent purchase price consideration	1,782	—

Total current liabilities	11,202	5,026
Capital lease obligations, net of current maturities	32	20
Deferred tax liability, non-current	5,053	—
Contingent purchase price consideration, net of current portion	4,569	—

Total liabilities	20,856	5,046

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized and 47,811,453 shares issued and 47,136,453 shares outstanding at December 31, 2011; and 50,000,000 shares authorized and 19,047,759 shares issued and 18,372,759 outstanding at December 31, 2010, respectively	5	2
Additional paid-in capital	81,184	62,020
Deficit accumulated during the developmental stage	(67,228)	(55,743)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	10,112	2,430

Total liabilities and stockholders’ equity	$30,968	$7,476

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Amounts in thousands, except share and per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from January 1, 2003 (Date of Inception) to December 31, 2011
Expenses:
Research and development expense	$10,742	$6,046	$37,425
Research and development employee stock-based compensation expense	866	1,084	3,273
Research and development non-employee stock-based compensation expense	(70)	743	5,993
Fair value of common stock issued in exchange for licensing rights	—	—	3,954

Total research and development expense	11,538	7,873	50,645

General and administrative expense	6,863	5,493	27,973
Fair value of common stock warrants issued for general and administrative expense	108	718	2,402
Fair value of common stock issued in exchange for general and administrative expenses	73	—	354
General and administrative employee stock-based compensation expense	2,205	2,541	9,590

Total general and administrative expense	9,249	8,752	40,319

Operating loss	(20,787)	(16,625)	(90,964)

Other income/(expense):
Interest income, net	30	5	658
Loss on warrant exchange	(900)	—	(900)
Other income, net	10,172	4,627	13,937

Total other income, net	9,302	4,632	13,695

Loss before provision for income taxes	(11,485)	(11,993)	(77,269)
Provision for income taxes	—	—	—

Net loss	$(11,485)	$(11,993)	$(77,269)

Net loss per common share:
Basic and diluted loss per share	$(0.32)	$(0.67)

Weighted average common shares outstanding: basic and diluted	36,334,413	17,883,381

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM

APRIL 3, 2006 TO

DECEMBER 31, 2011 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD

FROM DECEMBER 31, 2003 TO DECEMBER 31, 2006

(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Treasury Stock	Parent Company’s Net Deficit	Total
	Shares Issued	Amount
Predecessor
Balance at December 31, 2003	—	$—	$—			$(89)	$(89)
Net loss	—	—	—			(3,272)	(3,272)
Net transactions with Parent	—	—	—			2,393	2,393

Balance at December 31, 2004	—	—	—			(968)	(968)
Net loss	—	—	—			(2,209)	(2,209)
Net transactions with Parent	—	—	—			2,727	2,727

Balance at December 31, 2005	—	—	—			(450)	(450)
Net loss	—	—	—			(2,405)	(2,405)
Net transactions with Parent	—	—	—			2,587	2,587

Balance at December 31, 2006	—	$—	$—			$(268)	$(268)

Successor
Balance at April 3, 2006	—	$—	$—	$—	$—		$—
Issuance of common stock	1,624,278	—	2	—	—		2

Balance at December 31, 2006	1,624,278	—	2	—	—		2
Common stock issued to CytRx for contribution of RXi and other assets	7,040,318	1	47	—	—		48
Common stock issued for cash	3,273,292	—	15,348	—	—		15,348
Common stock issued to CytRx for reimbursement of expenses	188,387	—	978	—	—		978
Expenses incurred by CytRx for RXi	—	—	831	—	—		831
Common stock issued to UMMS for additional intellectual properties	462,112	—	2,311	—	—		2,311
Common stock issued to directors	30,000	—	150	—	—		150
Common stock issued upon exercise of stock options	66,045	—	331				331
Stock based compensation for directors and employees	—	—	1,048	—	—		1,048
Stock based compensation expense for services	—	—	766	—	—		766
Net loss	—	—	—	(10,990)	—		(10,990)

Balance at December 31, 2007	12,684,432	1	21,812	(10,990)	—		10,823

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Treasury Stock	Parent Company’s Net Deficit	Total
	Shares Issued	Amount
Issuance of common stock, net of offering costs of $796	1,073,299	—	7,918	—	—		7,918
Common stock issued upon exercise of stock options	5,500	—	26	—	—		26
Stock based compensation for directors and employees	—	—	2,211	—	—		2,211
Stock based compensation expense for services	—	—	1,613	—	—		1,613
Common stock warrant expense in exchange for services			750		—		750
Net loss	—	—	—	(14,373)			(14,373)

Balance at December 31, 2008	13,763,231	1	34,330	(25,363)	—		8,968
Issuance of common stock, net of offering costs of $636	2,385,715	1	7,713	—	—		7,714
Common stock warrants issued in connection with the 2009 Offering	—	—	(2,863)	—	—		(2,863)
Common stock issued upon exercise of stock options	281	—	—	—	—		—
Common stock issued as commitment fee in connection with SEDA	58,398	—	281	—	—		281
Stock based compensation expense for directors and employees	—	—	2,906	—	—		2,906
Stock based compensation expense for services	—	—	1,296	—	—		1,296
Common stock warrant expense in exchange for services	—	—	826		—		826
Net loss	—	—	—	(18,387)			(18,387)

Balance at December 31, 2009	16,207,625	2	44,489	(43,750)	—		741
Issuance of common stock, net of offering costs of $965	2,700,000	—	15,235	—	—		15,235
Purchase of 675,000 shares of treasury stock	—		—	—	(3,849)		(3,849)
Common stock warrants issued in connection with 2010 offering	—	—	(2,466)	—	—		(2,466)
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)	—	—		(785)
Common stock issued upon exercise of stock options	53,500	—	254	—	—		254
Issuance of restricted stock units	86,634	—	207	—	—		207
Stock based compensation expense for directors and employees	—	—	3,625	—	—		3,625
Stock based compensation expense for services	—	—	743	—	—		743
Value of common stock warrants issued in exchange for services	—	—	718		—		718
Net loss	—	—	—	(11,993)	—		(11,993)

Balance at December 31, 2010	19,047,759	2	62,020	(55,743)	(3,849)		2,430

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Treasury Stock	Parent Company’s Net Deficit	Total
	Shares Issued	Amount
Issuance of common stock, net of offering costs of $1,890	18,650,000	2	18,613	—	—		18,615
Common stock warrants issued in connection with the 2011 common stock offerings	—	—	(12,709)	—	—		(12,709)
Issuance of stock in lieu of cash bonus	147,040	—	171	—	—		171
Issuance of restricted stock units	220,729	—	256	—	—		256
Issuance of common stock for services	53,558	—	73	—	—		73
Issuance of common stock upon exercise of warrants	150,000	—	150	—	—		150
Issuance of common stock in cashless exchange of outstanding warrants	4,151,000	—	3,120	—	—		3,120
Issuance of common stock related to acquisition of Apthera, Inc.	4,974,090	1	6,366	—	—		6,367
Issuance of common stock subject to employee termination agreements	398,453	—	350	—	—		350
Issuance of common stock in connection with employee stock purchase plan	18,824	—	15	—	—		15
Stock based compensation expense for directors and employees	—	—	2,774	—	—		2,774
Stock based compensation expense for services	—	—	(123)	—	—		(123)
Value of common stock warrants issued in exchange for services	—	—	108	—	—		108
Net loss	—	—	—	(11,485)	—		(11,485)

Balance at December 31, 2011	47,811,453	$5	$81,184	$(67,228)	$(3,849)		$10,112

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from January 1, 2003 (Date of Inception) through December 31, 2011
Cash flows from operating activities:
Net loss	$(11,485)	$(11,993)	$(77,269)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	163	172	664
Loss on disposal of equipment	7	—	19
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share based compensation	3,001	4,368	18,858
Loss on exchange of equity instruments	900	—	900
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	(785)	(785)
Fair value of common stock warrants issued in exchange for services	108	718	2,402
Fair value of common stock issued in exchange for services	73	—	354
Change in fair value of common stock warrants	(9,881)	(3,049)	(12,072)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent consideration	(109)	—	(109)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(99)	(30)	(249)
Accounts payable	500	99	1,224
Due to former parent	—	—	(207)
Deferred revenue	816	—	816
Accrued expenses and other current liabilities	1,338	243	2,658

Net cash used in operating activities	(14,668)	(10,257)	(58,778)

Cash flows from investing activities:
Change in restricted cash	(101)	—	(101)
Cash received in acquisition	168	—	168
Purchase of short-term investments	—	(5,990)	(37,532)
Maturities of short-term investments	—	5,990	37,497
Cash paid for purchase of equipment and furnishings	(53)	(106)	(739)
Disposal of equipment and furnishings	—	—	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

Net cash provided by (used in) investing activities	14	(106)	(753)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from January 1, 2003 (Date of Inception) through December 31, 2011
Cash flows from financing activities:
Net proceeds from issuance of common stock	18,615	15,235	64,982
Cash paid for repurchase of common stock	—	(3,849)	(3,849)
Net proceeds from exercise of common stock options	—	254	610
Net proceeds from exercise of common stock warrants	150	—	150
Common stock issued in connection with ESPP	15	—	15
Net proceeds from issuance of convertible notes payable	500	—	500
Repayments of capital lease obligations	(84)	(70)	(210)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	19,196	11,570	70,964

Net increase in cash and cash equivalents	4,542	1,207	11,433
Cash and cash equivalents at the beginning of period	6,891	5,684	—

Cash and cash equivalents at end of period	$11,433	$6,891	$11,433

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$2	$—	$726

Cash paid during the periods for interest	$6	$—	$13

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as cost of equity	$12,709	$2,466	$18,038

Issuance of common stock in exchange of outstanding warrants	$3,120	$—	$3,120

Fair value of shares mandatorily redeemable for cash upon exercise of warrants	$—	$785	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$80	$53	$277

Non-cash lease deposit	$—	$—	$50

Value of restricted stock units and common stock issued in lieu of cash bonuses	$427	$207	$634

Apthera Acquisition:
Fair value of shares issued to acquire Apthera	$6,367	$—	$6,367
Fair value of contingent purchase price consideration in connection with Apthera acquisition	6,460	—	6,460

Net assets acquired excluding cash of $168	$12,827	$—	$12,827

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

Galena Biopharma Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using targeted biotherapeutics. Galena is pursuing the development of novel cancer therapeutics using peptide-based immunotherapy products, including our main product candidate, NeuVax (E75), for the treatment of various cancers.

The Company was incorporated as Argonaut Pharmaceuticals, Inc., in Delaware, on April 3, 2006. The Company changed its name to RXi Pharmaceuticals Corporation on November 28, 2006.

We acquired Apthera and our NeuVax product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. Our acquisition of Apthera followed from the determination by our board of directors to broaden our strategic direction by giving us access to a late-stage clinical candidate, NeuVax. In connection with our acquisition of Apthera, we reduced the scope of our RNAi activities to focus primarily on RXI-109, our lead RNAi-product, while maintaining our key development alliances and core RNAi discovery and development capability. Following the Apthera acquisition, our board of directors undertook to explore strategic alternatives for our RNAi platform that would enable us to commit more resources to our later-stage oncology drug programs.

On September 26, 2011, the Company changed its name from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. in connection with the Company’s planned separation into two companies: (i) Galena, which will operate as a late-stage oncology drug development company; and (ii) RXi Pharmaceuticals Corporation, or RXi, which will continue to develop novel RNAi-based therapies utilizing our historical RNAi assets. RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in the Company’s name to Galena.

As the Company has not generated any revenue from inception through December 31, 2011, the Company is considered a development-stage company for accounting purposes.

The Company had cash and cash equivalents of approximately $11.4 million as of December 31, 2011. On February 17, 2012, the Company entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell from time to time through Cantor, acting as agent, shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $10 million. The offer and sale of our shares through Cantor will be registered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-167025) declared effective by the Securities and Exchange Commission (the “SEC”) on May 21, 2010. The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted therein. There is no assurance that additional funding will be available to the Company on acceptable terms, or at all.

The Company believes that its existing cash and cash equivalents should be sufficient to fund its operations through at least the first quarter of 2013.

The Company has not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. The Company expects to incur significant operating losses as it advances its product candidates through the drug development and regulatory process. The Company expects to continue to devote a substantial portion of its resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, the Company expects that their research and development expense will increase significantly from historic levels for the foreseeable future. The Company will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from equity financings, funded research and development payments and payments received under partnership and collabo-

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rative agreements. There is no guarantee that additional funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back or terminate operations or to seek to merge with or to be acquired by another company.

2.    Basis of Presentation and Summary of Significant Accounting Policies

Uses of estimates in preparation of financial statements — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of Galena and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all highly-liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted Cash — Restricted cash consists of certificates of deposit on hand with the Company’s financial institutions as collateral for its corporate credit cards.

Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, convertible notes payable and capital leases approximate their fair values due to their short-term nature and market rates of interest.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets.

Goodwill and Intangible Assets — Goodwill has an indefinite useful life and is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The In-Process Research & Development (“IPR&D”) asset is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment, of the IPR&D asset requires management to make significant judgments and estimates. The Company believes no impairment of its IPR&D exists as of December 31, 2011.

The Company records intangible assets at historical cost or fair value, if acquired through an acquisition. Intangible assets consist primarily of acquired in process research and development and clinical data that has been generated thereof. Goodwill is tested for impairment annually utilizing the “fair value” methodology. The annual measurement date is December 31. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	significant negative industry or economic trends;

•	significant decline in stock price for a sustained period; and

•	significant decline in market capitalization relative to net book value.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is evaluated for impairment using a two-step process. The first step is to compare the fair value to the carrying amount (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate potential impairment (the “Second Step”). Otherwise, if the fair value exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill, the Company determines fair value using the Income Approach, or more specifically the Discounted Cash Flow Method. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The 2011 analysis confirmed that fair values exceeded carrying values and, therefore, no impairment existed.

Contingent Consideration — Contingent consideration is recorded at the estimated fair value as of the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of expenses.

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “ Equity Based Payments to Non- Employees .” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The Company recognized ($70,000) and $743,000 of stock based compensation expense related to non-employee stock options for the years ended December 31, 2011 and 2010, respectively.

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

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses — Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, clinical trial related expenses, facilities, supplies, external services and overhead directly related to the Company’s research and development departments as well as costs to acquire technology licenses. We recognize expenses for these costs based on a variety of factors, including estimates provided by third parties or the Company’s employees, measuring changes in activities and reviewing various milestones that may have been achieved.

Income Taxes — The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with FASB ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC 740-10 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of December 31, 2011, the Company’s cash equivalents were invested in money market mutual funds. The Company’s investment policy disallows investment in any debt securities rated less than “investment grade” by national ratings services. The Company has not experienced any losses on its deposits of cash and cash equivalents. All of the non-interest bearing cash balances were fully insured at December 31, 2011 due to temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the non-interest bearing cash balances may again exceed federally insured limits.

Comprehensive Loss — The Company’s comprehensive loss is equal to its net loss for all periods presented.

Parent Company’s Net Deficit — The Parent Company’s Net Deficit of the Predecessor consists of CytRx’s initial investment in RXi and subsequent changes in RXi’s net investment resulting from RXi being an integrated part of CytRx. All disbursements for the Predecessor were made by CytRx.

3.    Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combi-

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. All disclosures are presented in accordance with the acquisition of Apthera, Inc.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs , a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this new standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this new standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a new accounting standard to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This new standard is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company adopted this standard for the fiscal year ended December 31, 2011. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

4.    Apthera Acquisition

On April 13, 2011, the Company completed its acquisition of Apthera, Inc., a Delaware corporation (“Apthera”), under an Agreement and Plan of Merger (“Merger Agreement”) entered into on March 31, 2011. Subject to the terms and conditions of the Merger Agreement, the Company’s wholly owned subsidiary formed for this purpose was merged with and into Apthera, with Apthera surviving as a wholly-owned subsidiary of the Company. Under the Merger Agreement, the Company issued to Apthera’s stockholders approximately 5.0 million shares of common stock of the Company (the “Aggregate Stock Consideration”) and agreed to make future contingent payments of up to $32 million based on the achievement of certain development and commercial milestones relating to the Company’s NeuVax™ product candidate. The contingent consideration is payable,

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the election of the Company, in either cash or additional shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the NASDAQ Marketplace Rules.

In connection with the Merger Agreement, the Company deposited with a third-party escrow agent certificates representing 10% of the Aggregate Stock Consideration, which shares will be available to compensate the Company and related parties for certain indemnifiable losses as described in the merger agreement. On October 13, 2011, the escrow agent released from the escrow 5% of the Aggregate Stock Consideration, or 248,705 shares. The remaining Aggregate Stock Consideration held with the escrow agent is expected to be released in April 2012.

The Company’s acquisition of Apthera was in concert with the decision by the Company’s Board of Directors to diversify its development programs and to become a late stage clinical development company. The Company does not expect any of its goodwill to be deductible for tax purposes.

The purchase price consideration and allocation of purchase price of Apthera were as follows:

(in 000’s)
Calculation of allocable purchase price:
Fair value of shares issued at closing including escrowed shares expected to be released	$6,367 (i)
Estimated value of earn-out	6,460

Total allocable purchase price	$12,827

Allocation of purchase price:
Cash	$168
Prepaid expenses and other current assets	14
Equipment and furnishings	11
Goodwill	5,898
In-process research and development	12,864
Accounts payable	(931)
Accrued expenses and other current liabilities	(143)
Notes payable	(1)
Deferred tax liability, non-current	(5,053)

$12,827

(i)	The value of the Company’s common stock was based upon a per share value of $1.28, the closing price of the Company’s common stock as of the close of business on April 13, 2011.

The estimated value of the earn-out consideration of $6.5 million originally recorded was based on the expected probability of achievement in the future of certain development and commercial milestones relating to the Company’s NeuVax product candidate and then applying a discount rate, based on a corporate debt interest rate index publicly issued, to the expected future payments. The expected timing of the milestones, the probability of success for each milestone and the discount rates applied are updated quarterly using the most current information to measure the contingent liability as of the reporting date. The decrease in the fair value of the contingent liability from date of issuance to December 31, 2011 is $109,000, which was included in other income and expense in the accompanying consolidated statements of expenses for the twelve months ended December 31, 2011. The fair value of the contingent liability at December 31, 2011 was $6,351,000. Of this amount $1,782,000 was recorded as a current liability. On January 19, 2012, the first milestone of $1,000,000 of this contingent liability was triggered with the first patient enrolled in our Phase 3 present clinical trial for breast

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancer. On March 8, 2012, the Company issued 1,315,789 restricted shares of common stock in payment of the first milestone. The certificates evidencing the milestone shares have been deposited with a third party escrow agent. The milestone shares will be released to the Apthera shareholders from escrow following approval of the issuance of the milestone shares by the stockholders of the Company, which the Company intends to seek at its 2012 annual stockholders meeting.

If stockholder approval is obtained, the number of milestone shares will be subject to increase to the extent that $0.76 (i.e., the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on January 18, 2012, the day prior to achievement of its first milestone, used for purposes of determining the number of milestone shares in) is greater than the closing price of common stock as of the most recent trading day prior to the receipt of stockholder approval. Whether or not stockholder approval is obtained, in addition to the release from escrow of the milestone shares or the payment in cash of the final milestone as the case may be, the Company will pay concurrently to the former Apthera shareholders in cash an interest factor of ten percent (10%) per annum on the amount of the final milestone from February 10, 2012 through the day immediately prior to the release of the milestone shares from escrow or the cash payment, as the case may be, less certain legal fees of the stockholder representative to be paid or reimbursed by the Company.

During the fourth quarter of 2011, the Company finalized its purchase price allocation which resulted in an increase in goodwill and deferred tax liability of $5,053,000.

The following presents the pro forma net loss and pro forma net loss per common share of the Company and twelve months ended December 31, 2011 and 2010 as if the Company’s acquisition of Apthera occurred as of January 1, 2010:

	For the Twelve Months Ended December 31,
	2011	2010
	(unaudited)
Pro forma net loss	$(12,778)	$(14,229)

Pro forma net loss per common share	$(0.34)	$(0.62)

Weighted average shares outstanding	37,724,433	22,857,471

5.    RXi Spin-Out

Contribution Agreement

On September 24, 2011, the Company entered into a Contribution Agreement (“Contribution Agreement”) with RXi pursuant to which we assigned and contributed to RXi substantially all of the Company’s RNAi-related technologies and assets. The contributed assets consist primarily of our novel RNAi compounds and licenses relating to our RNAi technologies, as well as the lease of our Worcester, Massachusetts laboratory facility, fixed assets and other equipment located at the facility and our employment arrangements with certain scientific, corporate and administrative personnel who have become employees of RXi. The Company also contributed $1.5 million of cash to the capital of RXi.

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

In the Contribution Agreement, the Company made customary representations and warranties to RXi regarding the contributed assets and other matters, and the parties have agreed to customary covenants regarding the

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conduct of RXi’s business pending the spin-off of RXi. The parties also have agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants set forth in the Contribution Agreement.

Securities Purchase Agreement

On September 24, 2011, the Company also entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with RXi and two institutional Investors (the “Investors”), pursuant to which the Investors agreed to purchase a total of $9,500,000 of Series A Preferred Stock of RXi (“RXi Preferred Stock”) at the closing of the spin-off of RXi, and to lend up to $1,500,000 to RXi to fund its operations between signing and closing (the “Bridge Loan”). The outstanding principal and accrued interest from the Bridge Loan will, except under certain circumstances described below, be converted into RXi Preferred Stock at the closing of the spin-off of RXi and will represent a portion of the $9,500,000 total investment, which is referred to herein as the “RXi financing.” The RXi financing and the spin-off of RXi are subject to customary closing conditions, including the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the distribution by us of the spin-off shares. There is no assurance that the RXi financing and the spin-off of RXi will be completed.

The RXi Preferred Stock will be convertible by a holder at any time into shares of RXi common stock, except to the extent that the holder would own more than 9.999% of the shares of RXi common stock outstanding immediately after giving effect to such conversion. Without regard to this conversion limitation, the shares of the Preferred Stock to be held by the Investors upon completion of the RXi financing and the spin-off of RXi will be convertible into shares of RXi common stock representing approximately 83% of the shares of RXi common stock that would be outstanding, assuming the conversion in full of the Preferred Stock, which we refer to as the “as-converted common stock.” The Company will own approximately 12% of the as-converted common stock immediately prior to the spin-off of RXi, and Advirna, LLC, a key licensor of RXi, will be issued the remaining 5% of the as-converted common stock pursuant to the agreement with Advirna, LLC as described below.

Spin-Off

The Company has agreed in the Securities Purchase Agreement to undertake to distribute to our stockholders on a share-for-share basis approximately 8% of the as-converted common stock of RXi, subject to the registration of the distribution of such shares under the Securities Act of 1933 and other conditions. Assuming the spin-off of RXi is completed, the Company will initially retain 4% of the as-converted common stock, and the Company agreed, in the Securities Purchase Agreement, not to sell or dispose of our shares of RXi common stock for a one-year period following completion of the spin-off of RXi. The Securities Purchase Agreement provides that the spin-off will be on a share-for-share basis, so that one share of RXi will be distributed as a dividend on each share of Galena that is issued and outstanding as of the record date for the distribution.

On February 27, 2012, the Company announced, as required by NASDAQ Listing Rule 5250(e)(6), that its board of directors had declared a conditional dividend on Galena common stock of one share of common stock of RXi for each outstanding share of Galena common stock. The spin-off shares will be payable, subject to certain conditions described below, to the Company’s stockholders as of close of business (Eastern time) on March 8, 2012, the record date for the distribution, in the ratio of one RXi share for each share of Galena common stock held as of the record date. In light of the conditional nature of the partial spin-off of RXi, the Company’s board of directors has not set a payment date for the distribution, and under NASDAQ rules Galena common stock is not yet trading “ex-dividend.” The distribution of the spin-off shares will be taxable to Galena stockholders who receive RXi shares in the distribution.

The distribution to Galena stockholders of the spin-off shares is to be made pursuant to the registration statement filed by RXi with the Securities and Exchange Commission and declared effective on February 14, 2012. Because the RXi registration statement will go “stale” on April 30, 2012, the Company must complete the distribution of the spin-off shares by that date, unless the Company were to cause RXi to amend the registration

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement. It is likely that the Company would abandon the partial spin-off of RXi if the distribution of the spin-off shares has not been made by April 30, 2012, although the Company’s board of directors has not made any decision in this regard.

The establishment of a payment date for the distribution and the payment of the distribution is dependent upon the timing of effectiveness of an application filed with FINRA to permit RXi common stock to be traded in the OTC Markets Group under the symbol “RXII.” The payment of the distribution also is conditioned upon the closing of the RXi financing, which is subject to certain closing conditions that may or may not be satisfied. In addition, the securities purchase agreement among Galena, RXi and the Investors provides that the agreement may be unilaterally terminated by the Company or by the Investors if the closing of the transactions has not occurred by March 31, 2012, and it is not possible for the closing to occur by this date. Accordingly, unless this date is extended by mutual agreement of the Investors and the Company, either the Company or the Investors generally may terminate the securities purchase agreement at any time after March 31, 2012, unless the failure of the closing to occur was due to the fault of the party seeking to terminate the securities purchase agreement.

Although the Company has no present intention to terminate the securities purchase agreement or to abandon the partial spin-off of RXi, the Investors may choose to do so. The Company also may decide to do so at any time if its board of directors determines that it is in the best interests of the Company. For all of the foregoing reasons, there is no assurance that the payment and distribution of the spin-off shares will be completed.

Purchase Agreement Terms and Conditions

In the Securities Purchase Agreement, the parties have made customary representations and warranties to the other parties and have agreed to customary covenants regarding the parties’ actions in connection with the spin-off of RXi and other matters, including the filing of a resale registration statement registering a portion of the common stock underlying the conversion of the Preferred Stock. The parties also have agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants set forth in the Securities Purchase Agreement. RXi has agreed, upon completion of the spin-off of RXi, to reimburse the Company and the Investors for up to a total of $300,000 and $100,000, respectively, of transaction costs relating to the Contribution Agreement, the Securities Purchase Agreement and the transactions contemplated by the agreements.

The Securities Purchase Agreement may be terminated in certain circumstances, including by the Investors or the Company if the spin-off of RXi has not occurred by March 31, 2012. If the Securities Purchase Agreement is terminated without cause due to the fact that the spin-off has not occurred by such date, then a portion of the Bridge Loan will be converted into common stock of RXi, as described below.

Bridge Loan

Pursuant to the Securities Purchase Agreement, the Investors agreed to provide the Bridge Loan by purchasing $500,000 of secured convertible promissory notes of RXi (“RXi convertible notes”) and agreeing to purchase up to an additional $1,000,000 of RXi convertible notes prior to the closing of the spin-off of RXi. The RXi convertible notes will, except as described below, be convertible into shares of RXi Preferred Stock at a conversion price of $1,000 per share. The proceeds from the Bridge Loan will be used by RXi in accordance with an operating budget approved by the Investors to fund RXi’s business and operations pending completion of the spin-off of RXi.

The RXi convertible notes accrue interest at a rate of 7% per annum (or 18% per annum in the case of an event of default) and mature on March 31, 2012, or earlier in the case of an event of default. The obligations due under the RXi convertible notes are secured by a first-priority blanket lien on the assets of RXi and are guaranteed by Galena. Additionally, Galena has pledged all of the shares of RXi common stock that it holds to further guaranty the timely repayment of the amounts due under the RXi convertible notes, if not converted into RXi Preferred Stock at the closing under the Securities Purchase Agreement.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the closing under the Securities Purchase Agreement has not occurred by the March 31, 2012 maturity date of the RXi convertible notes, then 50% of the outstanding Bridge Loan balance will be converted into a number of shares of RXi common stock equal to 51% of the post-conversion shares outstanding. RXi will remain obligated to repay the remaining balance of the principal and accrued interest under the Bridge Loan, and Galena has agreed to guarantee RXi’s repayment of the RXi convertible notes to the extent they are not converted. In this event, Galena and Advirna, LLC will beneficially own 44% and 5%, respectively, of the outstanding shares of RXi common stock, and RXi will carry on as a stand-alone private company under the Investors’ control. Neither the Investors nor Galena will be obliged to provide any funding to RXi in this event.

As of the date of the filing of the Annual Report on Form 10-K of which these Consolidated Financial Statements are a part, the Company was in discussions with the Investors to extend the current March 31, 2012 maturity date of the RXi convertible notes, but there is no assurance that the maturity date will be extended.

The RXi convertible notes will be issued, and the Bridge Loan will be funded, in three tranches of $500,000 each. The first and second tranches were issued and funded on September 24, 2011 and February 24, 2012, respectively, and the third tranche is to be issued and funded as needed by RXi prior to the closing under the Securities Purchase Agreement and following the approval by the Investors, in their discretion, of RXi’s budget for the use of such funds. At December 31, 2011, the first tranche of $500,000 had been received and recorded to convertible notes payable as a current liability. There are additional features of the RXi post spin-off Series A Convertible Preferred Stock which represent contingent beneficial conversion features, to be reevaluated in the future. In the event that the facts and circumstances indicate that a contingency is removed, at that point the beneficial conversion feature, if any, will be recorded. On February 24, 2012, the second tranche of $500,000 was received and recorded to convertible notes payable.

Advirna Agreement

As part of the transactions contemplated by the Contribution Agreement and Securities Purchase Agreement, RXi has entered into an agreement with Advirna, LLC, which the Company refers to as “Advirna,” a company affiliated with Anastasia Khvorova, Ph.D., the Company’s former Senior Vice President and Chief Scientific Officer. In the agreement, Advirna has agreed to amend its existing patent and technology assignment agreement with RXi to eliminate all clinical milestone and royalty payments to Advirna under the amended agreement; obligations remain to make an annual $100,000 maintenance fee and a one-time milestone payment of $350,000 to Advirna upon the issuance of a patent with valid claims covering the assigned technology. Additionally, RXi will be required to pay a 1% royalty to Advirna for any licensing revenue received by RXi on the license of the assigned Advirna technology. In exchange, RXi has agreed to issue to Advirna upon the earlier of the closing under the Securities Purchase Agreement or the partial conversion of the RXi convertible notes, a number of shares of RXi common stock equal to 5% of the as-converted common stock of RXi.

6.    Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:

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

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Description	December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,433	$11,433	$—	$—

Total assets	$11,433	$11,433	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,746	$—	$3,746	$—
Contingent purchase price consideration	6,351	—	—	6,351

Total liabilities	$10,097	$—	$3,746	$6,351

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6,891	$6,891	$—	$—

Total assets	$6,891	$6,891	$—	$—

Liabilities:
Warrants potentially settleable in cash	3,138	$—	$3,138	$—

Total liabilities	$3,138	$—	$3,138	$—

The Company has classified its liabilities for contingent earn-out consideration relating to its acquisitions of Apthera within Level 3 of the fair value hierarchy because the fair values are determined using significant unobservable inputs, which included probability weighted cash flows.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not transferred any financial instruments into or out of Level 3 classification during 2010 or 2011. A reconciliation of the beginning and ending Level 3 liabilities for the year ended December 31, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)
Balance at January 1, 2011	$—
Initial fair value of contingent earnout consideration related to Meridian Acquisition	6,460
Change in fair value of earnout consideration	(109)

Balance at December 31, 2011	$6,351

7.    Capital Lease Obligations

The Company acquired equipment under capital leases that is included in equipment and furnishings in the accompanying consolidated balance sheet. The cost and accumulated amortization of capitalized leased equipment was approximately $272,000 and $95,000 at December 31, 2011, respectively, and $196,000 and $56,000 at December 31, 2010, respectively. Amortization expense for capitalized leased equipment was approximately $54,000 in 2011 and $39,000 in 2010. Future minimum lease payments under the capital leases including interest are approximately $38,000, $25,000 and $14,000 for the years ending December 31, 2012, 2013 and 2014, respectively. Interest expense related to the capital leases was $6,000 for each of the years ended December 31, 2011 and 2010.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	For the Years Ended December 31,
	2011	2010
Professional fees	$520	$313
Research and development costs	755	60
Payroll related costs	868	740
Other	25	—

Total accrued expenses and other current liabilities	$2,168	$1,113

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Commitments and Contingencies

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the Company is required to make royalty payments based upon a percentage of the sales. Because of the contingent nature of these payments, they are not included in the table of contractual obligations shown below (see also Note 15).

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations that will require future cash payments as of December 31, 2011 are as follows (in thousands):

	Operating Leases(1)	Non-Cancelable Employment Agreements(2)	Subtotal	Cancelable License Agreements(3)	Total
2012	$139	$1,774	$1,914	$578	$2,492
2013	25	1,006	1,031	453	1,484
2014	3	413	415	463	878
2015	3	300	303	538	841
2016	2	100	102	988	1,090
2017 and Thereafter	—	—	—	7,173	7,173

Total	$172	$3,593	$3,765	$10,193	$13,958

(1)	Operating leases are primarily facility and equipment related obligations with third party vendors. Operating lease expenses during the years ended December 31, 2011 and 2010 were approximately $233,000 and $274,000, respectively.

(2)	Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Compensation Committee, as well as for minimum bonuses that are payable.

(3)	License agreements generally relate to the Company’s obligations with The Board of Regents, University of Texas and Henry Jackson Foundation for our oncology therapies and UMMS associated with RNAi and, for future periods, represent minimum annual royalty and milestone payment obligations, of the total amount due. The Company continually assesses the progress of its licensed technology and the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the licensor at any time. In the event these licenses are terminated, no amounts will be due.

The Company applies the disclosure provisions FASB ASC Topic 460 (“ASC 460”), “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications give rise only to the disclosure provisions of ASC 460. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in its financial statements related to these indemnifications.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 21, 2011, Hudson Bay Master Fund, Ltd. (“Hudson Bay”) filed a Complaint against the Company in the United States District Court for the Southern District of New York (the “Court”), captioned Hudson Bay Master Fund, Ltd. v. Galena Biopharma, Inc., 11 Civ. 8432 (JPO), alleging that the Company’s plan to partially spin off RXi and related actions taken in preparation for the spin-off gives Hudson Bay the right to require us to repurchase the warrants acquired by Hudson Bay in our April 2011 underwritten public offering. Hudson Bay also seeks related declaratory and injunctive relief. On January 12, 2012, three other warrant holders affiliated with each other filed a Complaint in the Court, captioned Tenor Opportunity Fund, Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0260, and on January 20, 2012 and February 2, 2012, respectively, two other warrant holders filed their own Complaints in the Court, captioned Cranshire Capital Master Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0493 and Iroquois Master Fund, Ltd. v. Galena Biopharma, Inc., 12 CIV 0839, respectively. In these latest Complaints, which are substantially identical to the previous Complaints filed in the Court, the various warrant holders also claim that the planned spin-off of RXi and related actions give them the right to require the Company to repurchase the Company’s outstanding warrants held by them. According to the allegations in the Complaints, the repurchase price of the plaintiffs’ warrants would amount to approximately $5.2 million in the aggregate.

On March 21, 2012, the Company received letters from each of the plaintiff-warrant holders withdrawing their repurchase demands with respect to their warrants covering an aggregate of 6,350,000 shares out of a total of 6,850,000 shares of common stock purchasable under their warrants (the “Withdrawal Notices”). After giving effect to the Withdrawal Notices, the plaintiff-warrant holders continued to demand that the Company repurchase their warrants covering the balance of 500,000 shares of common stock in the aggregate. Based on the plaintiff-warrant holders’ claims in their Complaints, the Company believes that the repurchase price for these warrants is $0.71 per underlying share, or an aggregate of $355,000. On March 27, 2012, the Company tendered to the plaintiff-warrant holders an aggregate of $355,000 as payment in full of the repurchase price for those warrants. The Company believes that the Withdrawal Notices and the Company’s tender of payment as described above render moot the majority of claims of the plaintiff-warrant holders in their Complaints, although the Withdrawal Notices purport to reserve all rights of the plaintiff-warrant holders under the Complaints.

If the Company were to become liable to repurchase the plaintiffs’ warrants, the Company may not have on hand sufficient funds to satisfy the liability and to meet its other obligations as they come due, which could raise doubts as to the Company’s ability to continue as a going concern.

10.    Stockholders’ Equity

Preferred Stock — The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance. At December 31, 2011, there were no shares of preferred stock outstanding.

Common Stock — The Company has authorized up to 125,000,000 shares of common stock, $0.0001 par value per share, for issuance. Shares of common stock are reserved as follows:

As of December 31, 2011
Warrants outstanding	14,120,642
Stock options outstanding	6,163,137
Options reserved for future issuance under the Company’s 2007 Incentive Plan	1,299,717

Total reserved for future issuance	21,583,496

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Warrants — On August 7, 2008, the Company issued 190,000 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $7.036 per share and expire 5 years from the date of issuance, on August 7, 2013. The warrants vested as to 94,000 shares upon issuance, and vested at a rate of 32,000 shares per month starting on the 90 day anniversary of issuance, and are exercisable for a period of five years. All shares were vested and compensation cost was fully recorded at December 31, 2009. The Company also agreed to give the holder of the warrants unlimited “piggy back” registration rights with respect to the shares of the Company’s common stock underlying the warrants in any registration statement the Company files in connection with an underwritten offering of its common stock.

On October 3, 2008, the Company acquired the rights to license exclusive worldwide technology for the oral delivery of RNAi therapeutics. As consideration for this license, the Company agreed to pay a total license fee of $2,500,000 over a 12 month period, which can be paid in cash, in equity or a combination thereof, provided that a specified amount of the license fee must be made in cash. Payments made in equity may only be made if, at the time of such payment, the shares of common stock issuable upon conversion of the warrant have been registered for resale under the Securities Act of 1933. No warrants have been issued under this agreement thru the date of this report. The Company continually assesses the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the Licensor at any time. Accordingly, the amounts are being expensed, as payments are made. There was no expense for this license for the years ended December 31, 2011 and 2010.

On January 29, 2009, the Company issued 142,500 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $4.273 per share and expire five years from the date of issuance on January 29, 2014. The warrants vested as to 71,250 shares upon issuance, and vested at a rate of 23,750 shares per month starting on the 90 day anniversary of issuance, and are exercisable for a period of five years. All shares were vested and compensation expense was fully recorded at December 31, 2009. The Company has also agreed to give the holder of the warrants unlimited “piggy back” registration rights with respect to the shares of Common Stock underlying the warrants in any registration statement the Company files in connection with an underwritten offering of the common stock.

In connection with the 2009 Offering, the Company issued warrants to purchase 978,142 shares of the Company’s common stock. Details of the transaction can be found under the heading “2009 Registered Direct Offering” below.

In connection with the 2010 Offering, the Company issued warrants to purchase 540,000 shares of the Company’s common stock. Details of the transaction can be found under the heading “2010 Registered Direct Offering” below.

In connection with the March 2011 Offering, the Company issued warrants to purchase 6,000,000 shares of the Company’s common stock. Details of the transaction can be found under the heading “March 2011 Registered Direct Offering” below.

In connection with the April 2011 Offering, the Company issued warrants to purchase 11,950,000 shares of the Company’s common stock. Details of the transaction can be found under the heading “April 2011 Registered Direct Offering” below.

During 2011, the Company issued 150,000 warrants in exchange for business advisory services. The Company recognizes the total fair value of these warrants as stock compensation expense, over the requisite service period. The Company used the Black-Scholes option pricing model to compute the estimated fair value of these warrant grants on the date of the award. Total expense related to these warrants was $108,000 in 2011.

Private Investment in Public Equity — On June 24, 2008, the Company entered into a Securities Purchase Agreement pursuant to which RXi issued and sold to certain investors an aggregate of 1,073,299 shares of common stock in a private placement at a price of $8.12 per share. Net proceeds to the Company were approximately $7.9 million.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain warrants issued in connection with the stock offering on August 4, 2009 were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that RXi has no present intention to pay cash dividends in the future. The risk free rate of 1.72% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The change in the fair value of the warrants during the years ended December 31, 2011 and 2010 was $1,879,000 and $1,778,000, respectively. These amounts have been included in other income and expense in the accompanying consolidated statements of expenses. The fair value of the warrants at December 31, 2011 of $64,000 is included as a current liability in the accompanying balance sheet as of that date and was determined by the Black-Scholes option pricing model. The following assumptions were used to determine the fair value as of December 31, 2011: weighted average expected stock volatility of 98.91%; an expected life of 2.6 years and a dividend yield of zero and a risk free rate of 0.31%.

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

As part of the 2010 Offering, the Company entered in a stock redemption agreement whereby the Company was required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx Corporation (“CytRx”) 675,000 shares of the Company’s common stock held by CytRx (“CytRx shares”). The Company repurchased such shares on March 29, 2010. The values of the shares at the date of repurchase totaling $3,849,000 were recorded at cost and have been included in treasury stock in the accompanying consolidated balance sheet at December 31, 2011 and 2010.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of common stock that are mandatorily redeemable under the stock redemption agreement upon the exercise of warrants issued in the 2010 Offering, were determined to embody an obligation that may require the Company to settle the obligation by transferring assets, and as such, shall be classified as a liability. The fair value of the common stock potentially redeemable under the stock redemption agreement totaling $785,000 was recorded as a liability and a cost of equity and was determined using the fixed monetary amount of each warrant multiplied by assumptions regarding the number and timing of warrants to be exercised. On December 29, 2010, CytRx sold all of their shares held in Galena, thus reducing the potential redemption liability to zero as December 31, 2010.

Certain warrants issued in connection with the 2010 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The change in the fair value of the warrants during the years ended December 31, 2011 and 2010 was $1,079,000 and $1,271,000, respectively. These amounts have been included in other income and expense in the accompanying consolidated statements of expenses. The fair value of the warrants at December 31, 2011 of $116,000 is included as a current liability in the accompanying consolidated balance sheets and was determined by the Black-Scholes option pricing model. In the model, the Company used a weighted average expected stock volatility of 98.91%. The expected life assumption is based on the remaining contract term of 4.8 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.83% used for the warrant is equal to the zero coupon rate in effect on the date of the re-measurement.

March 2011 Registered Direct Offering — On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million (the “March 2011 Offering”). The offering provided approximately $7.3 million to the Company after deducting the underwriting discounts and commissions and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise price of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). On April 15, 2011, the holders of outstanding warrants issued in the March 2011 Offering to purchase an aggregate of 3,450,000 shares of common stock agreed to exchange such warrants for warrants exercisable for the same number of shares as those being exchanged, but otherwise on the same terms of the warrants sold in the Company’s April 2011 financing. Prior to the exchange, the Company recorded a decrease in fair value of $1,000,000 related to the exchanged warrants. Upon the exchange, the Company recorded a loss of $900,000, which represented the difference between the adjusted fair value of the March 2011 warrants as compared to the fair value of the April 2011 warrants received in the exchange. As a result of a subsequent offering that was completed on April 15, 2011, the exercise price of the remaining 2,550,000 outstanding warrants sold in the March 2011 Offering was reduced to $1.00 per share as a result of the anti-dilution adjustment. At December 31, 2011, 150,000 warrants from the March 2011 Offering had been exercised with a remaining outstanding balance of 5,850,000. As a result of the subsequent offering on September 26, 2011, the exercise price of the remaining 5,850,000 warrants sold in the March 4, 2011 Offering were reduced to $0.65 per share as a result of the anti-dilution adjustment.

The thirteen-month and five-year warrants issued in connection with the March 2011 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the 2,550,000 warrants at the date of issuance totaling $1,790,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has limited trading history, the Company expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 113.25%. The expected life assumption is based on the contract term of 1.08 years used for the thirteen-month warrants and 5 years used for the five-year warrants. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.26% used for the thirteen-month warrants and 2.17% used for the five-year warrants is equal to the zero coupon rate in effect at the time of the grant. In July 2011, 75,000 of the thirteen-month warrants were exercised at $1.00 per common share which resulted in a $34,000 reduction of the warrant liability. In July 2011, 75,000 of the five-year warrants were exercised at $1.00 per common share which resulted in a $68,000 reduction of the warrant liability. The decrease in the fair value of the warrants from the date of issuance to December 31, 2011 of $1,378,000 has been included in other income and expense in the accompanying consolidated statements of expenses for the year ended December 31, 2011. The fair value of the warrants at December 31, 2011 of $412,000 is included as a current liability in the accompanying consolidated balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.91%. The expected life assumption is based on the remaining contract term of 0.3 years used for the thirteen-month warrants and 4.2 years used for the five- year warrants. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.02% used for the thirteen-month warrants and 0.60% used for the five-year warrants is equal to the zero coupon rate in effect on the date of the re-measurement.

April 2011 Registered Direct Offering — On April 20, 2011, the Company completed an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million (the “April 2011 Offering”). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share (subject to anti-dilution adjustment). The shares of common stock and warrants were immediately separable and no separate units were issued. The warrants are exercisable beginning one year and one day from the date of issuance, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other offering expenses, were approximately $10.9 million. As a result of the subsequent offering that was completed on September 26, 2011, the exercise price of the 11,950,000 outstanding warrants sold in the April 2011 Offering was reduced to $0.65 per share as a result of the anti-dilution adjustment. On December 6, 2011, the Company effected a warrant exchange with a ratio of 1.42857 warrants in exchange for one share of common stock with several of the April 2011 warrant holders. In total, 5,930,000 warrants were exchanged for 4,151,000 shares of common stock in this transaction. At December 31, 2011, 6,020,000 warrants sold in the April 20, 2011 Offering remained outstanding.

The warrants issued in connection with the April 2011 Offering, including the warrants issued in exchange for the 3,450,000 March 2011 warrants, were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $11,015,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 99.04%. The expected life assumption is based on the contract term of 6.0 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.81% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. In December 2011, the Company exchanged 4,151,000 shares of common stock in exchange for 5,930,000 of these April warrants at a ratio of 0.7 common shares for each warrant which resulted in a reduction to warrant liability of $3,120,000. The decrease in the fair value of the warrants from date of issuance to December 31, 2011 is $5,168,000, of which all has been included in other income and expense in

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the accompanying consolidated statements of expenses for the twelve months ended December 31, 2011. The fair value of the warrants at December 31, 2011 of $3,154,000 is included as a current liability in the accompanying consolidated balance sheets and was determined by the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 98.91%. The expected life assumption is based on the remaining contract term of 5.3 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 0.83% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.

September 2011 Registered Direct Offering — On September 26, 2011, the Company completed a direct offering of 700,000 shares of common stock for gross proceeds of $455,000.

Stock Options Modified

On April 14, 2011, all of the Company’s directors and certain of the Company’s executive officers executed agreements with the Company under which they agreed that none of their outstanding stock options will be exercisable unless and until the Company increases the number of authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock. An aggregate of 3,498,256 option shares are covered by these agreements. For accounting purposes, the agreement of all of the Company’s directors and certain executive officers to place restrictions of the exercisability of their options is treated as a modification of their options resulting in the reclassification of the options from equity to a liability. In connection with the modification, the Company will recognize compensation cost equal to the greater of (a) the grant date fair value of the original equity award plus an incremental cost associated with the modification or (b) the fair value of the modified award when it is settled. On July 15, 2011, the Board of Directors of the Company adopted an amendment to increase the authorized shares of common stock to 125,000,000, which was presented to and approved by the stockholders of the Company at the 2011 Annual Meeting of Stockholders. This increase in the authorized shares was sufficient to permit the exercise or conversion in full of all then outstanding options of the Company (including their stock options), warrants and other securities of the Company that are convertible into shares of common stock, as a result, the liability was marked to market through July 15, 2011 and, upon settlement, the value of $1,036,000 was reclassified to additional paid in capital. As a result of the modification, the Company recorded additional stock compensation expense of $35,000 during the year ended December 31, 2011.

Other Equity Transactions

On March 30, 2011, the Company entered into a severance agreement with its former President and Chief Executive Officer whereby, among other things, it agreed to issue shares to the former officer such that the number of shares issued times the market price of the shares on the day immediately following the separation date equal a value of $300,000. As of December 31, 2011, all payments and shares due under this severance agreement have been issued and recorded to stock compensation expense.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Development Stage Supplemental Equity Disclosure

Summarized below are the Company’s equity (common stock and common stock options) transactions since the Company’s inception through December 31, 2011 (in thousands except per share data).

Type of Security	Date of Issuance	Shares of Common Stock	Dollar Amount of Consideration ($)		Price per Share or Exercise Price per Share ($)	Counter Party to Transaction	Nature of Non-Cash Consideration	Basis of Assigning Cost
Common Stock	April 3, 2006	1,624,278	2		0.002	Founders	NA	Cash
Common Stock	January 8, 2007	7.040,318	48	(A)	0.007	CytRx	Contributed Assets	Predecessor Cost
Common Stock	April 30, 2007	3,273,292	15,348	(B)	5.19	CytRx	NA	Cash
Common Stock	April 30, 2007	462,112	2,311		5.00	UMMS	Intellectual Properties	Independent Third Party Valuation
Common Stock	August 18, 2007	30,000	150		5.00	Directors	—	Cash
Common Stock	September 28, 2007	188,387	978		5.19	CytRx	NA	Independent Third Party Valuation
Common Stock	November 21, 2007	66,045	331		5.00	Exercise of Stock Options	NA	Cash
Common Stock	June 26, 2008	1,073,299	7,918		8.12	PIPE	NA	Net Cash
Common Stock	October 6, 2008 and November 16, 2008	5,500	26		5.00	Exercise of Stock Options	NA	Cash
Common Stock	January 30, 2009	58,398	NA		NA		NA	Market Value
Common Stock	May 1, 2009	281	NA		4.19	Exercise of Stock Options	NA	Cash
Common Stock	August 3, 2009 and August 4, 2009	2,385,715	7,714		3.50	Registered Direct	NA	Net Cash
Common Stock	March 22, 2010	2,700,000	15,235		6.00	Registered Direct	NA	Net Cash
Common Stock	Various — 2010	53,500	254		4.75	Exercise of Stock Options	NA	Cash
Common Stock	January 2, 2010 and February 9, 2010	86,634	207		NA	Restricted Stock Units	NA	Market Value
Common Stock	March 4, 2011	6,000,000	7,307		1.35	Registered Direct	NA	Net Cash
Common Stock	March 15, 2011	220,729	256		1.16	Restricted Stock Units	NA	Market Value
Common Stock	April 13, 2011	4,974,090	6,367		NA	Acquired Company	NA	Market Value
Common Stock	April 20, 2011	11,950,000	10,853		1.00	Registered Direct	NA	Net Cash
Common Stock	July 1, 2011	18,824	15		0.83	ESPP	NA	Cash
Common Stock	July 27, 2011	150,000	150		1.00	Exercise of Warrants	NA	Cash
Common Stock	September 26, 2011	700,000	455		0.65	Registered Direct	NA	Cash
Common Stock	December 6, 2011	4,151,000	3,120		NA	Exchange with Warrant Holders	NA	Market Value
Common Stock	Various — 2011	599,051	594		NA	Stock Compensation	NA	Market Value

(A)	Transactions between related parties are accounted for at the historical cost of CytRx, with the intellectual property which was previously expensed on CytRx’s books being recorded at zero cost and equipment and furnishings being recorded at $48,000.

(B)

The Company received gross proceeds of $17.0 million for the issuance of the 3,273,292 shares of common stock which equals $5.19 per share. The gross proceeds were reduced by a reimbursement to CytRx of (1) $1.3 million for RXi’s pro rata share of offering costs related to the April 17, 2007 private placement

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conducted by CytRx to fund its capital contribution to the Company and (2) $363,000 of expenses incurred on behalf of RXi for the year ended December 31, 2006. Net proceeds to RXi after these charges were $15.3 million or $4.69 a share.

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50, Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is being re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options grants issued for the year ended December 31, 2011 and 2010, the following assumptions were used:

	2011	2010
Weighted average risk free interest rate	0.92% - 3.16%	1.88% - 3.28%
Weighted average volatility	98.61% - 113.87%	118.3% - 133.62%
Expected lives (years)	4.71 - 9.25	6 - 10
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the years ended December 31, 2011 and 2010 was $0.89 and $4.31 per share, respectively.

The Company’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the Company’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that Galena has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and no forfeiture rate for the directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The Company recorded approximately $3,001,000 and $4,368,000 of stock-based compensation for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $1,012,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 3.3 years.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 4, 2009, as part of a plan succession in leadership, Tod Woolf, Ph.D., resigned as our President, Chief Executive Officer and a member of our Board of Directors. According to the Separation Agreement between Dr. Woolf and the Company, Dr. Woolf received in one lump sum payment his full severance equivalent to a six (6) month salary ($187,500), six (6) months acceleration of vesting of all of his outstanding unvested Stock Options as of November 4, 2009, and an offer to join the Company’s Scientific Advisory Board (SAB) for 3 years (the “New Position”). In addition, and as part of the Separation Agreement, the Company agreed to extend the exercise period for all of Dr. Woolf’s vested Stock Options as of November 4, 2009, to the later of: (i) a period of two (2) years from his resignation (until November 4, 2011), or (ii) ninety (90) days following the end of the term of the SAB Agreement (February 4, 2013) or such earlier date as the SAB Agreement may be terminated pursuant to the terms of the SAB Agreement provided Dr. Woolf has not violated the non-competition provisions of the SAB Agreement prior to the date of exercise (whether or not the SAB Agreement is still in effect at that time). Notwithstanding any provision of the Company’s 2007 Incentive Plan, the Company also agreed that Dr. Woolf’s previously awarded Stock Options shall continue to vest during his continuing role in the Company in the New Position. The total expense for 2011 and 2010 was $65,000 and $193,000, respectively.

During the fiscal year ended December 31, 2011, we granted to our President and Chief Executive Officer 300,000 stock options subject to performance-based vesting. The aggregate fair market value of the stock option grant was valued using the lattice model and is being amortized to compensation expense over the vesting period. Compensation expense recognized related to this grant was approximately $23,000 for the year ended December 31, 2011.

As of December 31, 2011, an aggregate of 8,750,000 shares of common stock were reserved for issuance under the Company’s 2007 Incentive Plan, including 6,163,137 shares subject to outstanding common stock options granted under this plan and 1,299,717 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date include vesting upon grant to vesting at the end of a four year period. The options will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options, restricted share awards and ESPP issuances.

The following table summarizes the options’ activity of the Company’s stock option plan:

	Stock Options	Weighted Average Exercise Price
Outstanding — January 1, 2010	3,582,339	$5.16
Granted	926,768	4.81
Exercised	(53,500)	4.75
Forfeited	(122,471)	4.85

Outstanding — December 31, 2010	4,333,136	5.10
Granted	3,322,500	1.21
Exercised	—	—
Forfeited	(1,492,499)	4.99

Outstanding — December 31, 2011	6,163,137	3.03

Exercisable — December 31, 2010	3,155,900	5.22

Exercisable — December 31, 2011	4,673,768	3.40

The weighted average remaining contractual life of options outstanding and exercisable at December 31, 2011 was 7.87 years and 7.56 years, respectively. The weighted average remaining contractual life of options outstanding and exercisable at December 31, 2010 was 7.35 years and 7.09 years, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2011 and 2010 is $0 and $137,000, respectively. The aggregate intrinsic value of exercisable options as of December 31, 2011 and 2010 is $0 and

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$34,000, respectively. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

The aggregate intrinsic value of options exercised during 2010 was approximately $164,000. There were no options exercised during 2011.

Employee Stock Purchase Plan — The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 85% of the market value per share on either the first or last day of the semi-annual period, whichever is lower. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (a) 250,000 shares increased on each anniversary of the adoption of the Plan by one percent (1%) of the total shares of stock then outstanding and (b) 1,000,000 shares. As of December 31, 2011, an aggregate of 231,176 shares of common stock were authorized and available for issuance under the ESPP. Under the evergreen provision, on January 1, 2012, an additional 250,000 shares were authorized under our ESPP. The Company has issued 18,824 shares under the ESPP through December 31, 2011.

Restricted Stock Units — In addition to options to purchase shares of common stock, the Company may grant restricted stock units (“RSU”) as part of its compensation package. Each RSU is granted at the fair market value based on the date of grant. Vesting is determined on a grant by grant basis.

In 2011 and 2010, the Company granted a total of 220,728 and 43,541 RSUs, respectively. The RSUs granted in 2011 and 2010 had an aggregate intrinsic value of $256,000 and $112,000. As of December 31, 2011 and 2010, all of the RSUs had vested in full.

13.    Net Loss Per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260 “ Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	December 31,
	2011	2010
Options to purchase common stock	6,163,137	4,333,136
Warrants to purchase common stock	14,120,642	2,100,642

Total	20,283,779	6,433,778

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Income Taxes

The components of federal and state income tax expense are as follows (in thousands):

	As of December 31,
	2011	2010
Current
Federal	$—	$—
State	—	—

Total current	—	—
Deferred
Federal	7,531	4,853
State	2,831	1,283

Total deferred	10,362	6,136
Valuation allowance	(10,362)	(6,136)

Total income tax expense	$—	$—

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2011	2010
Net operating loss carryforwards	$18,786	$13,328
Tax credit carryforwards	3,160	1,061
Stock based compensation	6,885	5,864
Other	193	104
Licensing deduction deferral	7,458	3,264

Gross deferred tax assets	36,482	23,621
Valuation allowance	(36,482)	(23,621)

Net deferred tax asset	$—	$—

The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2011	2010
In-process research and development not subject to future amortization for tax purposes	$5,053	$—

Gross deferred tax liability	$5,053	$—

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows (in thousands):

	As of December 31,
	2011	2010
Expected federal income tax benefit	$(3,905)	$(4,078)
Non-qualified stock compensation	(3,189)	(1,236)
Effect of change in valuation allowance	8,551	6,136
Income tax credits	(260)	(231)
State income taxes after credits	(1,197)	(994)
Other	—	403

	$—	$—

The Company has incurred net operating losses from inception. At December 31, 2011, the Company had domestic federal and state net operating loss carryforwards of approximately $41.6 million available to reduce future taxable income, which expire at various dates beginning in 2013 through 2031. The Company also had federal and state research and development tax credit carryforwards of approximately $2,000,000 and $1,800,000, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2023 through 2031.

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

The Company files income tax returns in the U.S. federal, Massachusetts and Oregon jurisdictions. The Company is subject to tax examinations for the 2007 tax year and beyond. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

15.    License Agreements

As part of its business, the Company enters into licensing agreements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the Company is required to make royalty payments based upon a percentage of net sales.

The expenditures required under these arrangements may be material individually in the event that the Company develops product candidates covered by the intellectual property licensed under any such arrangement,

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives.

During the year ended December 31, 2007, the Company entered into a license agreement with Cold Spring Harbor Laboratory (“CSHL”) for small hairpin RNA, or “shRNA”, for which the Company paid $50,000 and agreed to make future milestone and royalty payments upon successful development and commercialization of products. The Company also entered into four exclusive license agreements and an invention disclosure agreement with the University of Massachusetts Medical School (“UMMS”) for which the Company paid cash of $453,000 and issued 462,112 shares of its common stock valued at $2.3 million, or $5.00 per share. For each RNAi product developed in connection with the license granted by CSHL, the possible aggregate milestone payments equal $2,650,000. The invention disclosure agreement has an initial term of three years and provides the option to negotiate licenses to certain RNAi technologies discovered at UMMS. During the year ended December 31, 2011, the Company cancelled several of its licenses with UMMS. Upon the signing of the Contribution Agreement on September 24, 2011, one of the remaining UMMS licenses was transferred to RXi and the CSHL license agreement was retained by the Company and not transferred to RXi.

In October 2007, the Company entered into a license agreement with Dharmacon, Inc. (now part of Thermo Fisher Scientific Inc.), pursuant to which the Company obtained an exclusive license to certain RNAi sequences to a number of target genes for the development of the Company’s rxRNA compounds. Further, the Company has obtained the right to license additional RNAi sequences, under the same terms, disclosed by Thermo Fisher Scientific Inc. in its pending patent applications against target genes and has received an option for exclusivity for other siRNA configurations. As consideration for this license, the Company paid an up-front fee of $150,000 and agreed to pay future clinical milestone payments and royalty payments based on sales of siRNA compositions developed in connection with the licensed technology. In addition, the Company has agreed to pay future clinical milestone payments in an aggregate amount of up to $2,000,000 and royalty payments of either 0.25% or 0.5% based on the level of any future sales of siRNA compositions developed in connection with the licensed technology. No amounts were expensed in 2010 and 2011 related to this license.

In September, 2009, the Company entered into a Patent and Technology Assignment Agreement with Advirna, LLC (“Advirna”), a Colorado limited liability company co-founded by the Company’s former Chief Scientific Officer. Pursuant to the terms of the agreement, Advirna assigned to the Company certain patent and technology rights related to chemically modified polynucleotides (the “Rights”) and the Company granted to Advirna a fully paid-up license to the Rights in a specified field. During the year ended December 31, 2011, the Company paid and expensed $100,000 for the annual maintenance fees under this agreement. There was no expense recorded for the year ended December 31, 2010.

As part of the transactions contemplated by the Contribution Agreement and Securities Purchase Agreement, on September 24, 2011, RXi entered into an agreement with Advirna pursuant to which:

•

Advirna assigned to RXi its existing patent and technology rights related to sd-rxRNA technology in exchange for RXi’s agreement to pay Advirna an annual $100,000 maintenance fee and a one-time $350,000 milestone payment upon the future issuance of the first patent with valid claims covering the assigned patent and technology rights;

•	RXi will be required to pay a 1% royalty to Advirna for any licensing revenue received by RXi with respect to future licensing of the assigned Advirna patent and technology rights;

•	RXi has granted back to Advirna a license under the assigned patent and technology for fields of use outside the fields of human therapeutics and diagnostics; and

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

RXi has agreed to issue to Advirna, upon the completion of the spin-off transaction, shares of RXi’s common stock equal to approximately 5% of the fully diluted shares of RXi common stock assuming the conversion in full of all outstanding Series A Preferred Stock.

In conjunction with the acquisition of Apthera, the Company assumed the rights and obligations of a certain license agreement, as amended, from The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering the E75 peptide, and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, we are required to make future annual maintenance fee payments, as well as clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies. As part of the expected payments under the terms of the license, the Company must pay an annual maintenance fee of $200,000. In addition, upon commencing the Phase 3 trial, we will pay a milestone payment of $200,000.

In July 2011, the Company entered into a subsequent non-exclusive license agreement with HJF which has since been made exclusive, granting patent rights to the use of the E75 peptide in combination with Herceptin®. As part of the expected payments under the terms of the license, the Company paid an issue royalty fee of $100,000. In addition, the Company must pay an annual maintenance fee of $50,000 ($25,000 for each patent) and royalties based on net sales upon commercialization.

In September 2011, the Company licensed worldwide rights to develop and commercialize a Folate Binding Protein-E39 (FBP) targeted vaccine to prevent recurrence in gynecological cancers such as ovarian and endometrial adenocarconimas. The FBP vaccine was licensed from The University of Texas M D Anderson Cancer Center and Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. FBP has been granted Investigational New Drug approval by the U.S. Food and Drug Administration to enter clinical trials. Institutional Review Board approval has also been received allowing RXi to initiate Phase 1 trials by the end of 2011. As part of the expected payments under the terms of the license, the Company paid an issue royalty fee of $100,000. Additionally, the Company shall pay the HJF a non-creditable, nonrefundable License issue royalty in the sum of $15,000 for each additional item of follow-on intellectual property. In addition, the Company must pay an annual maintenance fee of $25,000 in 2012 and $50,000 in 2013.

16.    Related Party Transactions

RXi and Advirna, LLC, which is 50%-owned by the Company’s former Chief Scientific Officer, or CSO, are parties to an option agreement whereby the Company paid $5,000 in 2008 for consideration to be granted the exclusive worldwide rights to license certain technology and $75,000 for the initial maintenance in 2009 under a Patent and Technology Assignment Agreement with Advirna entered into in September 2009 (see also Note 15).

On February 26, 2007, the Company entered into Scientific Advisory Board Agreements (the “SAB Agreements”), with four of its founders. At the time of the execution of the SAB Agreements, each of the founders were beneficial owners of more than five percent of the Company’s outstanding stock. Pursuant to the SAB Agreements, on May 23, 2007, the Company granted to each of the founders a stock option under the 2007 Plan to purchase 52,832 shares of its common stock. In addition, under the SAB Agreements, the Company will grant each of the founders a stock option under the 2007 Plan to purchase 52,832 shares of its common stock on February 26, 2008, June 5, 2009 and June 4, 2010 with a per share exercise price equal to the closing price of such stock on the public market on the date of grant unless a founder terminates a SAB Agreement without good reason (as defined) or the Company terminates a SAB Agreement with cause (as defined therein) in which case no further option grants will be made to the founder. If the Company’s common stock is not publicly available on the dates specified above, its Board of Directors will grant the stock options to the founders at the first scheduled board meeting after such date and the per share exercise price of the options will be determined in good faith by the Company’s board of directors. All options granted pursuant to the SAB Agreements are fully vested on the date of grant and have a term of ten years. The fair value of stock options granted during 2011 and 2010 under

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the SAB Agreement for each founder is approximately $0 and $142,000 which was estimated using the Black-Scholes option-pricing model as more fully discussed above under significant accounting policies and the stock based compensation footnote. Included in the accompanying financial statements for the years ended December 31, 2010 is approximately $566,000 of expense related to the granting of these stock options. No options under the SAB agreements were issued during the year ended December 31, 2011

Additionally, pursuant to a letter agreement between the Company and each founder dated as of April 30, 2007, the “SAB Letters”, in further consideration of the services to be rendered by the founders under the SAB Agreements, the Company granted additional stock options on May 23, 2007 under the 2007 Plan to each of the founders to purchase 26,416 shares of its common stock. Unless a founder terminates a SAB Agreement without good reason (as defined) or the Company terminates a SAB Agreement with cause (as defined therein), the options granted pursuant to the SAB Letters will fully vest from and after April 29, 2012 and will have a term of ten years from the date of grant. At December 31, 2011 and 2010, the fair market value of stock options under the SAB Agreement for each founder is approximately $5,000 and $59,000, respectively, which was estimated using the Black-Scholes option-pricing model as more fully discussed above under the summary of significant accounting policies and the stock based compensation footnote. Included in the accompanying financial statements for the years ended December 31, 2011 and 2010 is approximately $159,000 and $60,000 of income, respectively, related to these stock options.

During 2012, the Company retained TroyGould PC to be its outside corporate counsel. Sanford J. Hillsberg, the Chairman of the Company, is a senior lawyer with TroyGould PC.

17.    Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by the Company’s board of directors. The Company may also make additional discretionary profit sharing contributions in amounts as determined by the board of directors, subject to statutory limitations. Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. The Company intends the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that the Company will be able to deduct its contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of a number of investment options. To date, the Company has not made any matching contributions.

18.    Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2011 up through the date these financial statements were issued. Other than what is disclosed below, or elsewhere in the notes to the consolidated financial statements, the Company did not have any material recognizable or unrecognizable subsequent events.

On January 12, 2012, the Company granted an option to purchase 50,000 shares of common stock to each of the five non-employee members of the Board of Directors. These options had an exercise price of $0.72 per share, which represented the Company’s closing stock price on that date. The options vest quarterly over a one-year period and expire not later than 10 years from the grant date.

On January 12, 2012, the Company granted options to purchase an aggregate of 825,000 shares of common stock to certain employees at a price of $0.72 per share, which represented the Company’s closing stock price on

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that date. The options vest quarterly over four years beginning three months from the date of grant and expire not later than 10 years from the date of grant.

On February 4, 2012, the Company granted warrants to purchase 400,000 shares of common stock at an exercise price of $0.66 per share in exchange for business advisory services to the Company for a period of up to twelve months. The warrants vested as to 100,000 shares upon issuance, and then will vest at a rate of 100,000 shares per quarter starting on the 90 day anniversary of issuance. The Company has also agreed to give “piggy back” registration rights with respect to the shares of common stock underlying the warrants in any registration statement filed by the company in connection with an underwritten offering of the common stock.

On January 20, 2012, the Company sold 579,710 shares of our common stock for $400,000 to Kwang Dong Pharmaceutical Company as part of a existing license agreement for NeuVax covering territorial rights for the compound in South Korea that the Company acquired in its merger acquisition of Apthera.

On February 3, 2012, the Company issued 100,000 shares of our common stock in payment of $135,000 of accrued legal fees.

On March 8, 2012, the Company issued 1,315,789 restricted shares of common stock in payment of the first milestone under the contingent value rights agreement entered into in connection with our merger acquisition of Apthera in April 2011. The certificates evidencing the milestone shares have been deposited with a third-party escrow agent. The milestone shares will be released to the former Apthera shareholders from escrow if the issuance of the milestone shares is approved by the stockholders of the Company at the Company’s 2012 annual stockholders meeting.

From January 23, 2012 through March 23, 2012, the Company issued 1,369,944 shares of the Company’s common stock subject to the exercise of outstanding warrants from various warrant holders. The Company received $1,223,464 in total payments at exercise prices ranging from $0.65 to $2.50 per share.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedure Management’s report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None

PART III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the “Proxy Statement,” not later than 120 days after the close of the fiscal year ended December 31, 2011. The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

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

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Item 8 in Part II of this annual report on Form 10-K, “Financial Statements and Supplementary Data,” for an index to the financial statements filed in this annual report, which information is incorporated herein by reference.

(2) Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or not required by smaller reporting companies.

(3) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn
Mark J. Ahn, Ph.D. President and Chief Executive Officer

Dated: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Ahn Mark J. Ahn, Ph.D.	President, Chief Executive Officer and Director	March 28, 2012

/s/ Kwang S. Lee Kwang S. Lee	Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)	March 28, 2012

/s/ Sanford J. Hillsberg Sanford J. Hillsberg	Director	March 28, 2012

/s/ Richard Chin Richard Chin, M.D.	Director	March 28, 2012

/s/ Stephen S. Galliker Stephen S. Galliker	Director	March 28, 2012

/s/ Steven A. Kriegsman Steven A. Kriegsman	Director	March 28, 2012

/s/ Rudolph Nisi Rudolph Nisi, M.D.	Director	March 28, 2012

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(27)
3.3	Certificate of Ownership and Merger.(19)
3.4	Form of Amended and Restated By-laws of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(1)
4.1	Specimen common stock certificate.(3)
4.2	Annex I to form of Subscription Agreement — Registration Rights Terms between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Stephen Galliker, Mark Ahn and Sanford Hillsberg.(1)
4.3	Warrant No. A-1 in favor of J.P. Turner Partners, LP, dated August 7, 2008.(5)
4.4	Form of Common Stock Purchase Warrant issued in August 2009.(8)
4.5	Form of Common Stock Purchase Warrant issued in March 2010.(10)
4.6	Form of 13-Month Common Stock Purchase Warrant issued in March 2011.(12)
4.7	Form of Five-Year Common Stock Purchase Warrant issued in March 2011.(12)
4.8	Form of Common Stock Purchase Warrant issued in April 2011.(15)
4.9	Warrant No. 2012-1 in favor of Legend Securities, Inc. issued in February 2012.**
10.1	Form of Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011.(14)
10.2	First Amendment to Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012.**
10.3	Form of Escrow Agreement entered into among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., and Robert E. Kennedy, in his capacity as the Stockholder Representative, on April 13, 2011.(14)
10.4	Non-Exclusive License Agreement, between CytRx Corporation and the University of Massachusetts Medical School related to UMMS disclosure number 01-36, dated April 15, 2003, as amended February 1, 2004.+(24)
10.5	License Agreement between RXi Pharmaceuticals Corporation and Dharmacon, Inc. (now part of Thermo Fisher Scientific Inc.), dated October 29, 2007.+(24)
10.6	Employment Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark W. Schwartz, Ph.D., dated April 13, 2011.*(16)
10.7	Employment Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark Ahn, dated March 31, 2011.*(13)
10.8	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(11)
10.9	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(26)
10.10	Form of Incentive Stock Option.*(1)
10.11	Form of Non-qualified Stock Option.*(1)
10.12	Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated September 25, 2007.(2)
10.13	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated January 23, 2009.(6)
10.14	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated March 5, 2009.(7)
10.15	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated August 28, 2008.(23)

Exhibit Number	Description
10.16	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated November 4, 2008.(23)
10.17	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated June 9, 2011.(23)
10.18	Patent and Technology Assignment Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Advirna, LLC dated September 21, 2009.+(9)
10.19	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(16)
10.20	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(16)
10.21	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(16)
10.22	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(16)
10.23	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(16)
10.24	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(16)
10.25	Scientific Advisory Agreement between RXi Pharmaceuticals Corporation and George E. Peoples, Ph.D., dated April 13, 2011.(16)
10.26	Form of Amendment to Stock Options Granted under Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) 2007 Incentive Plan, entered into in April 2011 by Galena Biopharma, Inc. with all directors of Galena Biopharma, Inc., as of April 1, 2011, and Mark J. Ahn, Ph.D., Anastasia Khvorova, Ph.D., and Pamela Pavco, Ph.D.*(16)
10.27	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and its wholly-owned subsidiary, Apthera, Inc.+(16)
10.28	Separation and Transition Agreement entered into as of September 24, 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Pamela Pavco, Ph.D.(17)
10.29	Employment letter dated 21 September 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Kwang Lee.*(17)
10.30	Amendment No. 1 to Employment Agreement made as of September 23, 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark W. Schwartz, Ph.D.*(17)
10.31	Agreement and Plan of Merger by and among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Diamondback Acquisition Corp., Apthera, Inc. and Robert E. Kennedy, in his capacity as the Stockholder Representative, dated March 31, 2011.(13)
10.32	Separation Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Noah D. Beerman, dated March 30, 2011.(13)

Exhibit Number	Description
10.33	Exclusive License Agreement, dated effective as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), The Board of Regents of the University of Texas System and The University of Texas M.D. Anderson Cancer Center.+(18)
10.34	Contribution Agreement, dated as of September 24, 2011, between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(19)
10.35	Securities Purchase Agreement, dated as of September 24, 2011, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(19)
10.36	Omnibus Amendment to Securities Purchase Agreement, dated as of February 6, 2012, among
RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(24)
10.37	Second Omnibus Amendment to Securities Purchase Agreement, dated as of March 5, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.**
10.38	Investor Subscription Agreement, dated September 24, 2011, among Galena Biopharma, Inc. (formerly, RXi Pharmaceuticals Corporation), Tang Capital Partners, LP. and RTW Investments, LLC.(19)
10.39	Amended and Restated Investor Subscription Agreement, dated September 26, 2011, among Galena Biopharma, Inc., Tang Capital Partners, LP. and RTW Investments, LLC.(20)
10.40	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.(23)
10.41	Form of Exchange Agreements by and between Galena Biopharma, Inc. and the Investors named therein.(21)
10.42	Controlled Equity OfferingSM Sales Agreement, dated as of February 17, 2012, between Galena Biopharma, Inc. and Cantor Fitzgerald & Co.(22)
10.43	Lease between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and LO 138, LLC for 310 N. State Street, Suite 208, Lake Oswego, Oregon, 97034, entered into as of July 18, 2011.**
10.44	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Employee Stock Purchase Plan.*(25)
10.45	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.+**
10.46	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and Galena Biopharma, Inc.**
10.47	Separation and Transition Agreement entered into as of September 24, 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corp.) and Anastasia Khvorova, Ph.D.* **
14.1	Code of Ethics and Conduct.(4)
21.1	Subsidiaries of the Registrant.**
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.**
31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn.**
31.2	Sarbanes-Oxley Act Section 302 Certification of Kwang S. Lee.**
32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn and Kwang S. Lee.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XBRL Taxonomy Extension Presentation.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on October 30, 2007 (File No. 333-147009) and incorporated by reference herein

(2)	Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on November 19, 2007(File No. 333-147009) and incorporated by reference herein.

(3)	Previously filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on January 20, 2008 (File No. 333-147009) and incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Form 10-K filed on April 15, 2008 (File No. 001-33958) and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2008 (File No. 001-33958) and incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Form 8-K filed on January 29, 2009 (File No. 001-33958) and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 15, 2009 (File No. 001-33958) and incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Company’s Form 8-K filed on July 31, 2009 (File No. 001-33958) and incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 16, 2009 (File No. 001-33958) and incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(11)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 1, 2011 (File No. 001-33958) and incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2011 (File No. 001-33958) and incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-33958) and incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2011 (File No. 001-33958) and incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 21, 2011 (File No. 001-33958) and incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 26, 2011 (File No. 001-33958) and incorporated by reference herein.

(20)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 27, 2011 (File No. 001-33958) and incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Form 8-K filed on December 6, 2011 (File No. 001-33958) and incorporated by reference herein.

(22)	Previously filed as an Exhibit to the Company’s Form 8-K filed on February 17, 2012 (File No. 001-33958) and incorporated by reference herein.

(23)	Previously filed as an Exhibit to RXi Pharmaceuticals Corporation’s Registration Statement on Form S-1 filed on October 25, 2011 (File No. 333-177498) and incorporated by reference herein.

(24)	Previously filed as an Exhibit to Amendment No. 4 to RXi Pharmaceuticals Corporation’s Registration Statement on Form S-1 filed on February 7, 2012 (File No. 333-177498) and incorporated by reference herein.

(25)	Previously filed as Annex B to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(26)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.

(27)	Previously filed as Annex B to the Company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

+	This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.