Form 10-Q
period 2012-03-31
Galena Biopharma, Inc.
filed 2012-05-14
CIK 1390478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 11, 2012, Galena Biopharma, Inc. had 65,643,905 shares of common stock, $0.0001 par value, outstanding, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED MARCH 31, 2012

INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	1

		Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	1

		Condensed Consolidated Statements of Expenses for the three months ended March 31, 2012 and 2011 and for the period January 1, 2003 (date of inception) to March 31, 2012 (unaudited)	2

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period January 1, 2003 (date of inception) to March 31, 2012 (unaudited)	3

		Notes to Condensed Consolidated Financial Statements (unaudited)	4

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	3	Quantitative and Qualitative Disclosures About Market Risk	16

	4	Controls and Procedures	16

II		OTHER INFORMATION

	1	Legal Proceedings	16

	1A	Risk Factors	16

	2	Unregistered Sales of Equity Securities and Use of Proceeds	16

	3	Defaults Upon Senior Securities	16

	4	Mine Safety Disclosures	16

	5	Other Information	17

	6	Exhibits	17

Index to Exhibits

Signatures			18
EX-31.1
EX-31.2
EX-32.1

PART I

ITEM 1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,701	$11,433
Restricted cash	101	101
Prepaid expenses	290	276

Total current assets	9,092	11,810

Equipment and furnishings, net	351	393
In-process research and development	12,864	12,864
Goodwill	5,898	5,898
Deposits	3	3

Total assets	$28,208	$30,968

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,581	$2,155
Accrued expenses and other current liabilities	3,532	2,984
Current maturities of capital lease obligations	24	35
Convertible notes payable, current	—	500
Fair value of warrants potentially settleable in cash	20,357	3,746
Current contingent purchase price consideration	898	1,782

Total current liabilities	27,392	11,202
Capital lease obligations, net of current maturities	36	32
Convertible notes payable, non-current	1,000	—
Deferred tax liability, non-current	5,053	5,053
Contingent purchase price consideration, net of current portion	5,297	4,569

Total liabilities	38,778	20,856

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 50,082,148 shares issued and 49,407,148 shares outstanding and 47,811,453 shares issued and 47,136,453 outstanding at March 31, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	85,263	81,184
Deficit accumulated during the developmental stage	(91,989)	(67,228)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ (deficit) equity	(10,570)	10,112

Total liabilities and stockholders’ equity	$28,208	$30,968

The accompanying notes are an integral part of these consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period from January 1, 2003 (Date of Inception) to March 31, 2012
Expenses:
Research and development expense	$3,392	$1,941	$40,817
Research and development employee stock-based compensation expense	72	246	3,345
Research and development non-employee stock-based compensation expense (income)	157	(31)	6,150
Fair value of common stock issued in exchange for research and development expense	50	—	4,004

Total research and development expense	3,671	2,156	54,316
General and administrative expense	1,458	1,921	29,431
General and administrative employee stock-based compensation expense	198	1,099	9,788
Fair value of common stock warrants issued for general and administrative expense	148	76	2,550
Fair value of common stock issued in exchange for general and administrative expense	135	23	489

Total general and administrative expense	1,939	3,119	42,258

Operating loss	(5,610)	(5,275)	(96,574)
Interest (expense) income	(37)	(1)	621
Other (expense) income	(19,114)	1,435	(6,077)

Net loss	$(24,761)	$(3,841)	$(102,030)

Net loss per common share:
Basic and diluted loss per share	$(0.52)	$(0.19)	N/A

Weighted average common shares outstanding:
Basic and diluted	47,967,499	20,316,170	N/A

The accompanying notes are an integral part of these consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period from January 1, 2003 (Date of Inception) through March 31, 2012
Cash flows from operating activities:
Net loss	$(24,761)	$(3,841)	$(102,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42	37	706
Loss on disposal of equipment	—	—	19
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	427	1,314	19,285
Loss on exchange of equity instruments	—	—	900
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of common stock warrants issued in exchange for services	148	76	2,550
Fair value of common stock issued in exchange for services	185	23	539
Change in fair value of common stock warrants issued in connection with various equity financings	18,270	(1,435)	6,198
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent purchase consideration	844	—	735
Changes in assets and liabilities:
Prepaid expenses and other current assets	(14)	(133)	(263)
Accounts payable	426	2	1,650
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	(452)	930	3,022

Net cash used in operating activities	(4,885)	(3,027)	(63,663)

Cash flows from investing activities:
Change in restricted cash	—	—	(101)
Cash received in acquisition	—	—	168
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	—	(40)	(739)
Disposal of equipment and furnishings	—	—	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

Net cash used in investing activities	—	(40)	(753)

Cash flows from financing activities:
Net proceeds from issuance of common stock	385	7,314	65,367
Cash paid for repurchase of common stock	—	—	(3,849)
Net proceeds from exercise of common stock options	—	—	610
Net proceeds from exercise of common stock warrants	1,236	—	1,386
Common stock issued in connection with ESPP	39	—	54
Net proceeds from issuance of convertible notes payable	500	—	1,000
Repayments of capital lease obligations	(7)	(23)	(217)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	2,153	7,291	73,117

Net (decrease) increase in cash and cash equivalents	(2,732)	4,224	8,701
Cash and cash equivalents at the beginning of period	11,433	6,891	—

Cash and cash equivalents at end of period	$8,701	$11,115	$8,701

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$1	$—	$727

Cash paid during the period for interest	$1	$1	$12

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity	$—	$4,212	$18,038

Issuance of common stock in exchange for outstanding warrants	—	—	$3,120

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants	$—	$—	$785

Reclassification of warrant liability upon exercise	$1,659	$—	$1,659

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$44	$277

Value of restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$—	$427	$634

Non-cash lease deposit	$—	$—	$50

The accompanying notes are an integral part of these consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company focused on developing innovative, next-generation cancer immunotherapies which address major unmet medical needs to advance care. Galena is developing innovative, peptide antigen-based “off the shelf” cancer immunotherapies for potential application to treatment of large populations of Cancer Survivors. Peptide vaccines have several potential clinical advantages over existing cancer treatments including excellent safety profiles, long-lasting protection through immune system activation, as well as an acceptable mode of administration (intradermal injection). A key differentiator in Galena’s approach is the focus on “minimal residual disease” that may remain in Cancer Survivors. The strategy is to prevent recurrence in early stage patient groups who may harbor “occult” residual cancer cells that are not detectable by current imaging and biomarkers, and despite adjuvant therapy and radiation therapy will relapse in significant numbers over time.

Our lead product candidate, NeuVax™ (E75), targets the HER2 tumor associated antigen peptide and is being developed to prevent or delay breast cancer recurrence in a Phase 3 clinical trial under an FDA approved SPA (Special Protocol Assessment) and in combination with Herceptin® (trastuzumab: Genentech/Roche) in a Phase 2 clinical trial. Our second product candidate, Folate Binding Protein (FBP), a targeted vaccine which consists of the E39 peptide over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers, is currently in a Phase 1 clinical trial.

The Company was incorporated as Argonaut Pharmaceuticals, Inc., in Delaware, on April 3, 2006. The Company changed its name to RXi Pharmaceuticals Corporation on November 28, 2006.

We acquired Apthera Inc., or “Apthera,” and our NeuVax product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. Our acquisition of Apthera followed from the determination by our board of directors to broaden our strategic direction by giving us access to a late-stage clinical candidate, NeuVax. In connection with our acquisition of Apthera, we reduced the scope of our RNAi activities.

On September 26, 2011, the Company changed its name from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. in connection with the Company’s separation into two companies: (i) Galena, which will operate as a late-stage oncology drug development company; and (ii) RXi Pharmaceuticals Corporation, or RXi, which will continue to develop novel RNAi-based therapies utilizing our historical RNAi assets. RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in the Company’s name to Galena. On April 27, 2012, the planned spin-out of RXi was completed (See Note 4).

The Company has not generated any revenue from inception through March 31, 2012 and is considered a development-stage company for accounting purposes. The Company may not generate product revenue in the foreseeable future, if ever. The Company expects to incur significant operating losses as it advances its product candidates through the drug development and regulatory process. The Company expects to continue to devote a substantial portion of its resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, the Company expects that our research and development expense will increase significantly from historic levels for the foreseeable future. The Company will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from equity financings, funded research and development payments and payments received under partnership and collaborative agreements. There is no guarantee that additional funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back or terminate operations or to seek to merge with or to be acquired by another company.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Derivative Financial Instruments

        During the normal course of business, from time to time, the Company issues warrants and options to vendors as consideration to perform services. It may also issue warrants as part of financing transactions. The Company does not enter into any derivative contracts for speculative purposes. The Company recognizes all derivatives, including warrants, as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock”, the value of some of our warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company in specified events (see Note 9).

Principles of Consolidation

The consolidated financial statements include the accounts of Galena and its consolidated subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

2. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company’s adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this new standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s consolidated financial statements.

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

In connection with the Merger Agreement, the Company deposited with a third-party escrow agent certificates representing 10% of the Aggregate Stock Consideration, which shares will be available to compensate the Company and related parties for certain indemnifiable losses as described in the Merger Agreement. On October 13, 2011, the escrow agent released from the escrow 5% of the Aggregate Stock Consideration, or 248,705 shares. The remaining Aggregate Stock Consideration held with the escrow agent was released in April 2012 (see Note 11).

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

The estimated value of the earn-out consideration of $6.5 million originally recorded was based on the expected probability of achievement in the future of certain development and commercial milestones relating to the Company’s NeuVax product candidate and then applying a discount rate, based on a corporate debt interest rate index publicly issued, to the expected future payments. The expected timing of the milestones, the probability of success for each milestone and the discount rates applied are updated quarterly using the most current information to measure the contingent liability as of the reporting date. On January 19, 2012, the first milestone of $1,000,000 of this contingent liability was triggered with the first patient enrolled in our Phase 3 PRESENT clinical trial of NeuVax for breast cancer. The Company issued 1,315,789 restricted shares of common stock in payment of the first milestone. The certificates evidencing the milestone shares have been deposited with a third party escrow agent. The milestone shares will be released to the Apthera shareholders from escrow if the issuance of the milestone shares is approved by the stockholders of the Company at our 2012 annual stockholders meeting. Since the release of the shares is subject to stockholder approval, the $1,000,000 has been recorded in accrued expenses and other current liabilities at March 31, 2012 in the accompanying condensed consolidated balance sheet.

If stockholder approval is obtained, the number of milestone shares will be subject to increase to the extent that $0.76 (i.e., the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on January 18, 2012, the day prior to achievement of its first milestone, used for purposes of determining the number of milestone shares) is greater than the closing price of common stock as of the most recent trading day prior to the receipt of stockholder approval. Whether or not stockholder approval is obtained, in addition to the release from escrow of the milestone shares or the payment in cash of the initial milestone, as the case may be, the Company will pay concurrently to the former Apthera shareholders in cash an interest factor of ten percent (10%) per annum on the amount of the final milestone from February 10, 2012 through the day immediately prior to the release of the milestone shares from escrow or the cash payment, as the case may be, less certain legal fees of the stockholder representative to be paid or reimbursed by the Company. As of March 31, 2012, $13,699 of interest had been accrued on this note and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

The increase in the fair value of the contingent liability during the three months ended March 31, 2012 is $844,000, which was included in other income (expense) in the accompanying consolidated statements of expenses. The fair value of the contingent liability at March 31, 2012 was $6,195,000. Of this amount, $898,000 was recorded as a current contingent liability.

The following presents the pro forma net loss and pro forma net loss per common share for the three months ended March 31, 2011:

For the Three Months Ended March 31, 2011
Net loss	$(4,397)

Net loss per common share	$(0.17)

Weighted average shares outstanding	25,290,260

4. RXi Spin-Out

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

Pursuant to the Contribution Agreement, RXi assumed certain accrued expenses of our RXI-109 development program and all subsequent obligations under the contributed licenses, employment arrangements and other agreements. RXi has agreed to make future milestone payments to us of up to $45 million, consisting of two one-time payments of $15 million and $30 million, respectively, if RXi achieves annual net sales equal to or greater than $500 million and $1 billion, respectively, of any covered products that may be developed with the contributed RNAi technologies.

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

Securities Purchase Agreement

On September 24, 2011, the Company also entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with RXi and two institutional Investors (the “Investors”), pursuant to which the Investors agreed to purchase a total of $9,500,000 of Series A Preferred Stock of RXi (“RXi Preferred Stock”) at the closing of the spin-off of RXi, and to lend up to $1,500,000 to RXi to fund its operations between signing and closing (the “Bridge Loan”). The outstanding principal and accrued interest from the Bridge Loan will, except under certain circumstances described below, be converted into RXi Preferred Stock at the closing of the spin-off of RXi and will represent a portion of the $9,500,000 total investment, which is referred to herein as the “RXi financing.” The RXi financing and the spin-off of RXi were subject to customary closing conditions, including the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the distribution by us of the spin-off shares.

The RXi Preferred Stock will be convertible by a holder at any time into shares of RXi common stock, except to the extent that the holder would own more than 9.999% of the shares of RXi common stock outstanding immediately after giving effect to such conversion. Without regard to this conversion limitation, the shares of the Preferred Stock to be held by the Investors upon completion of the RXi financing and the spin-off of RXi will be convertible into shares of RXi common stock representing approximately 83% of the shares of RXi common stock that would be outstanding, assuming the conversion in full of the Preferred Stock, which we refer to as the “as-converted common stock.” The Company will own approximately 12% of the as-converted common stock immediately prior to the spin-off of RXi, and Advirna, LLC, a licensor of RXi, will be issued the remaining 5% of the as-converted common stock pursuant to the agreement with Advirna, LLC as described below.

Spin-Off

The Company agreed in the Securities Purchase Agreement to undertake to distribute to our stockholders on a share-for-share basis approximately 8% of the as-converted common stock of RXi, subject to the registration of the distribution of such shares under the Securities Act of 1933 and other conditions, which distribution was completed on April 27, 2012 (see Note 11). The Company has retained 4% of the as-converted common stock, and has agreed, in the Securities Purchase Agreement, not to sell or dispose of the Company’s shares of RXi common stock for a one-year period following completion of the spin-off of RXi. Under the Securities Purchase Agreement, one share of RXi was distributed as a dividend on each share of Galena that is issued and outstanding as of the record date for the distribution of April 23, 2012.

Purchase Agreement Terms and Conditions

In the Securities Purchase Agreement, the parties have made customary representations and warranties to the other parties and have agreed to customary covenants regarding the parties’ actions in connection with the spin-off of RXi and other matters, including the filing of a resale registration statement registering a portion of the common stock underlying the conversion of the Preferred Stock. The parties also have agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants set forth in the Securities Purchase Agreement. Per the agreement, upon the closing of the transaction, on April 27, 2012, RXi reimbursed the Company and the Investors in the amount of $300,000 and $100,000, respectively, for transaction costs relating to the Contribution Agreement, the Securities Purchase Agreement and the transactions called for by the agreements.

Bridge Loan

Pursuant to the Securities Purchase Agreement, the Investors provided Bridge Loans by purchasing $1,000,000 of secured convertible promissory notes of RXi (“RXi convertible notes”). The RXi convertible notes will, except as described below, be convertible into shares of RXi Preferred Stock at a conversion price of $1,000 per share. The RXi convertible notes accrued interest at a rate of 7% per annum (or 18% per annum in the case of an event of default) and matured on April 27, 2012, the closing date. As of March 31, 2012, RXi had $1,000,000 of RXi convertible notes outstanding. As the Company was relieved of this obligation upon the spin-out, the amount has been recorded as a long-term liability as of March 31, 2012. Approximately $21,000 of interest has been recorded in accrued expenses and other current liabilities at March 31, 2012 in the accompanying condensed consolidated balance sheet.

Advirna Agreement

As part of the closing transaction as detailed in the Contribution Agreement and Securities Purchase Agreement, RXi entered into an agreement with Advirna, LLC, which the Company refers to as “Advirna,” a company affiliated with Anastasia Khvorova, Ph.D., RXi’s former Senior Vice President and Chief Scientific Officer. In the agreement, Advirna has agreed to amend its existing patent and technology assignment agreement with RXi to eliminate all clinical milestone and royalty payments to Advirna under the amended agreement; obligations remain to make an annual $100,000 maintenance fee and a one-time milestone payment of $350,000 to Advirna upon the issuance of a patent with valid claims covering the assigned technology. Additionally, RXi will be required to pay a 1% royalty to Advirna for any licensing revenue received by RXi on the license of the assigned Advirna technology. In exchange, RXi issued to Advirna upon the closing transaction a number of shares of RXi common stock equal to 5% of the as-converted common stock of RXi.

The transactions contemplated by the Securities Purchase Agreement were completed in April 2012 (see Note 11).

5. Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:

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

The Company categorized its cash equivalents as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settled in cash as a Level 2 hierarchy. The warrants are measured at fair market value on a recurring basis and are being marked to market each quarter-end until they are settled. The contingent purchase price consideration is categorized as a Level 3 hierarchy and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and the updated discount rates based on a corporate debt interest rate index publicly issued.

Description	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,453	$7,453	$—	$—

Total assets	$7,453	$7,453	$—	$—

Liabilities:
Warrants potentially settleable in cash	$20,357	$—	$20,357	$—
Contingent purchase price consideration	6,195	—	—	6,195

Total liabilities	$26,552	$—	$20,357	$6,195

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,433	$11,433	$—	$—

Total assets	$11,433	$11,433	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,746	$—	$3,746	$—
Contingent purchase price consideration	6,351	—	—	6,351

Total liabilities	$10,097	$—	$3,746	$6,351

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, capital leases and convertible notes payable approximate their fair values due to their short-term nature and market rates of interest.

6. Stock Based Compensation

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.”

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three month period ended March 31, 2012 and 2011, the following assumptions were used:

	For The Three Months Ended March 31,
	2012	2011
Weighted average risk-free interest rate	1.06%	2.33%
Weighted average expected volatility	75.69%	112.95%
Weighted average expected lives (years)	6.10	5.76
Weighted average expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three month period ended March 31, 2012 and 2011 was $0.48 and $1.20 per share, respectively.

The Company’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company has estimated an annualized forfeiture rate of 15.0% for options granted to its employees, 8.0% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes stock option activity from January 1, 2012 through March 31, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	6,163,137	$3.03	$—
Granted	1,275,000	0.72	1,912,500
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at March 31, 2012	7,438,137	$2.63	$5,308,950

Options exercisable at March 31, 2012	4,985,548	$3.31	$2,365,593

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2012 were calculated based on the closing price of the Company’s common stock on March 31, 2012 of $2.22 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised was calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the date of exercise.

7. Net Loss Per Share

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2012	2011
Options to purchase common stock	7,438,137	6,065,264
Warrants to purchase common stock	13,116,698	8,250,642

Total	20,554,835	14,315,906

8. License Agreements

As part of its business, the Company enters into licensing agreements, which often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the Company is required to make royalty payments based upon a percentage of product sales.

An individual milestone payment required under the licensing arrangements may be material, and in the event that multiple milestones are reached in the same period, the aggregate payments associated with the milestones could adversely affect the results of operations or affect the comparability of our period-to-period results. In addition, these licensing arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations relating to minimum annual maintenance fees and milestone payments have not changed significantly from December 31, 2011.

9. Stockholders’ Equity

Preferred Stock — The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance. To date, the Company has not issued any preferred shares.

Common Stock — The Company has authorized up to 125,000,000 shares of common stock, $0.0001 par value per share, for issuance. Shares of common stock are reserved as follows:

As of March 31, 2012
Warrants outstanding	13,116,698
Stock options outstanding	7,438,137
Options reserved for future issuance under the Company’s 2007 Incentive Plan	24,717

Total reserved for future issuance	20,579,552

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

During 2011, the Company issued 150,000 warrants in exchange for business advisory services. The Company recognizes the total fair value of these warrants as stock compensation expense, over the requisite service period. The Company used the Black-Scholes option pricing model to compute the estimated fair value of these warrant grants on the date of the award. Total expense related to these warrants was $108,000 in 2011 and compensation expense was fully recorded as of December 31, 2011.

During the quarter ended March 31, 2012, the Company issued 400,000 warrants in exchange for business advisory services. The Company recognizes the total fair value of these warrants as stock compensation expense, over the requisite service period. The Company used the Black-Scholes option pricing model to compute the estimated fair value of these warrant grants which are marked to market over the vesting period of the related warrants. Total expense related to these warrants was $148,000 for the quarter ended March 31, 2012.

Private Investment in Public Equity — On June 24, 2008, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold to certain investors an aggregate of 1,073,299 shares of common stock in a private placement at a price of $8.12 per share. Net proceeds to the Company were approximately $7.9 million.

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

Certain warrants issued in connection with the stock offering on August 4, 2009 were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,863,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly traded. The Company used a weighted average expected stock volatility of 122.69%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends in the future. The risk free rate of 1.72% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. The increase in the fair value of warrants from December 31, 2011 to March 31, 2012 of $384,000 has been included in other expense in the accompanying condensed statements of expenses for the three months ended March 31, 2012. The fair value of the warrants at March 31, 2012 of $448,000 is included as a current liability in the accompanying condensed balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 68.29%. The expected life assumption is based on the remaining contract term of 2.3 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.39% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.

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

As part of the 2010 Offering, the Company entered in a stock redemption agreement whereby the Company was required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx Corporation (“CytRx”) 675,000 shares of the Company’s common stock held by CytRx (“CytRx shares”). The Company repurchased such shares on March 29, 2010. The values of the shares at the date of repurchase totaling $3,849,000 were recorded at cost and have been included in treasury stock in the accompanying condensed consolidated balance sheet at March 31, 2012 and 2011.

        Certain warrants issued in connection with the 2010 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $2,466,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 119.49%. The expected life assumption is based on the contract term of 6.5 years. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The risk free rate of 3.22% used for the warrant is equal to the zero coupon rate in effect at the time of the grant. During the three months ended March 31, 2012, 180,000 of the five-year warrants were exercised at $2.50 per common share. These warrants were marked to market through March 31, 2012, resulting in additional expense of $215,000. Upon exercise, a liability in the amount of $254,000 was relieved as a credit to additional paid-in capital. The increase in the fair value of warrants from December 31, 2011 to March 31, 2012 of $402,000 has been included in other expense in the accompanying condensed statements of expenses for the three months ended March 31, 2012. The fair value of the warrants at March 31, 2012 of $479,000 is included as a current liability in the accompanying condensed balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 81.86%. The expected life assumption is based on the remaining contract term of 4.5 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.91% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.

March 2011 Registered Direct Offering — On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million (the “March 2011 Offering”). The offering provided approximately $7.3 million to the Company after deducting the underwriting discounts and commissions and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise price of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). On April 15, 2011, the holders of outstanding warrants issued in the March 2011 Offering to purchase an aggregate of 3,450,000 shares of common stock agreed to exchange such warrants for warrants exercisable for the same number of shares as those being exchanged, but otherwise on the same terms of the warrants sold in the Company’s April 2011 financing. Prior to the exchange, the Company recorded a decrease in fair value of $1,000,000 related to the exchanged warrants. Upon the exchange, the Company recorded a loss of $900,000, which represented the difference between the adjusted fair value of the March 2011 warrants as compared to the fair value of the April 2011 warrants received in the exchange. As a result of a subsequent offering that was completed on April 15, 2011, the exercise price of the remaining 2,550,000 outstanding warrants sold in the March 2011 Offering was reduced to $1.00 per share as a result of the anti-dilution adjustment. As a result of the subsequent offering on September 26, 2011, the exercise price of all warrants sold in the March 4, 2011 Offering were reduced to $0.65 per share as a result of the anti-dilution adjustment. At March 31, 2012, of the 2,550,000 unexchanged warrants from the March 2011 Offering, 1,373,944 warrants had been exercised with a remaining outstanding balance of 1,176,056.

The thirteen-month and five-year warrants issued in connection with the March 2011 Offering were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the 2,550,000 warrants at the date of issuance totaling $1,790,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 113.25%. The expected life assumption is based on the contract term of 1.08 years used for the thirteen-month warrants and 5 years used for the five-year warrants. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.26% used for the thirteen-month warrants and 2.17% used for the five-year warrants is equal to the zero coupon rate in effect at the time of the grant. In July 2011, 75,000 of the thirteen-month warrants were exercised at $1.00 per common share, which resulted in a $34,000 reduction of the warrant liability. In July 2011, 75,000 of the five-year warrants were exercised at $1.00 per common share, which resulted in a $68,000 reduction of the warrant liability. During the three months ended March 31, 2012, 862,500 of the thirteen-month warrants and 361,444 of the five-year warrants were exercised at $0.65 per common share. These warrants were marked to market through March 31, 2012, resulting in additional expense of $1,256,000. Upon exercise, a liability in the amount of $1,405,000 was relieved as a credit to additional paid-in capital. The increase in the fair value of warrants from December 31, 2011 to March 31, 2012 of $1,765,000 has been included in other expense in the accompanying condensed statements of expenses for the three months ended March 31, 2012. The fair value of the warrants at March 31, 2012 of $2,028,000 is included as a current liability in the accompanying condensed balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 47.29% for the thirteen-month warrants and 81.99% for the five-year warrants. The expected life assumption is based on the remaining contract term of 0.01 years used for the thirteen-month warrants and 3.93 years used for the five-year warrants. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.01% used for the thirteen-month warrants and 0.78% used for the five-year warrants is equal to the zero coupon rate in effect at the time of the re-measurement.

April 2011 Registered Direct Offering — On April 20, 2011, the Company completed an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million (the “April 2011 Offering”). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share (subject to anti-dilution adjustment). The shares of common stock and warrants were immediately separable and no separate units were issued. The warrants are exercisable beginning one year and one day from the date of issuance, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other offering expenses, were approximately $10.9 million. As a result of the subsequent offering that was completed on September 26, 2011, the exercise price of the 11,950,000 outstanding warrants sold in the April 2011 Offering was reduced to $0.65 per share as a result of the anti-dilution adjustment. On December 6, 2011, the Company effected a warrant exchange with a ratio of 1.42857 warrants in exchange for one share of common stock with several of the April 2011 warrant holders. In total, 5,930,000 warrants were exchanged for 4,151,000 shares of common stock in this transaction. At March 31, 2012, 6,020,000 warrants sold in the April 20, 2011 Offering remained outstanding.

        The warrants issued in connection with the April 2011 Offering, including the warrants issued in exchange for the 3,450,000 March 2011 warrants, were determined not to be indexed to the Company’s common stock as they are potentially settleable in cash. The fair value of the warrants at the dates of issuance totaling $11,442,000 was recorded as a liability and a cost of equity and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose shares or options are publicly traded. The Company used a weighted average expected stock volatility of 99.04%. The expected life assumption is based on the contract term of 6.0 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.81% used for the warrants is equal to the zero coupon rate in effect at the time of the grant. In December 2011, the Company exchanged 4,151,000 shares of common stock in exchange for 5,930,000 of these April warrants at a ratio of 0.7 common shares for each warrant which resulted in a reduction to warrant liability of $3,120,000. The increase in the fair market value of the warrants, including the warrants exchanged for the 3,450,000 March 2011 warrants, from December 31, 2011 to March 31, 2012 of $14,248,000 has been included in other expense in the accompanying condensed statements of expenses for the three months ended March 31, 2012. The fair value of the warrants at March 31, 2012 of $17,402,000 is included as a current liability in the accompanying condensed balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the

Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 79.77%. The expected life assumption is based on the remaining contract term of 5.1 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 1.04% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.

September 2011 Registered Direct Offering — On September 26, 2011, the Company completed a direct offering of 700,000 shares of common stock for gross proceeds of $455,000.

10. Litigation

The Company is in litigation with several of its April 2011 warrants holders (“Plaintiffs”) who have asserted that the Company’s spin-off of RXi and related actions give the Plaintiffs the right to require us to repurchase our outstanding warrants held by them. Originally, the Plaintiffs made aggregate repurchase demands to the Company to repurchase 6,850,000 warrants, which represented an approximate total demand of $5.2 million.

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

On May 7, 2012, the Company entered into a confidential settlement agreement with one of the Plaintiffs, in which the Plaintiff withdrew all claims in the aforementioned matter.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2012 up through the date these financial statements were issued. Other than what is disclosed below, the Company did not have any material recognizable or unrecognizable subsequent events.

Since March 31, 2012, the Company has issued 6,363,191 shares of the Company’s common stock pursuant to the exercise of outstanding warrants from various warrant holders. The Company received $4,136,074 in total payments at an exercise price of $0.65 per share.

On April 5, 2012, the Company issued 120,065 shares of common stock in connection with a cashless exercise of 182,500 thirteen-month warrants from the March 2011 Offering which had expired, in the money, on April 4, 2012.

On April 11, 2012, the Company issued 8,500,000 shares of its common stock in an underwritten public offering at $1.50 per share. The Company also granted to the underwriters a 30-day option to purchase up to an additional 1,275,000 shares to cover overallotments in connection with the offering. On April 13, 2012, the underwriters exercised their option to purchase an additional 1,251,000 shares of common stock. After the underwriting discount and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $13.3 million.

On April 26, 2012, the Company completed the spin-off of RXi, its wholly-owned subsidiary prior to the spin-off, pursuant to the Securities Purchase Agreement described in Note 4, and on April 27, 2012, the Company closed the transactions under the Securities Purchase Agreement.

On May 7, 2012, as more fully described in Note 10, the Company entered into a confidential settlement agreement with one of the Plaintiffs in the actions described in Note 10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 28, 2012.

The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company focused on developing innovative, next-generation cancer immunotherapies which address major unmet medical needs to advance care. Galena is developing innovative, peptide antigen-based “off the shelf” cancer immunotherapies for potential application to treatment of large populations of Cancer Survivors. Peptide vaccines have several potential clinical advantages over existing cancer treatments including excellent safety profiles, long-lasting protection through immune system activation, as well as an acceptable mode of administration (intradermal injection). A key differentiator in Galena’s approach is the focus on “minimal residual disease” that may remain in Cancer Survivors. The strategy is to prevent recurrence in early stage patient groups who may harbor “occult” residual cancer cells that are not detectable by current imaging and biomarkers, and despite adjuvant therapy and radiation therapy will relapse in significant numbers over time.

Our lead product candidate, NeuVax™ (E75), targets the HER2 tumor associated antigen peptide and is being developed to prevent or delay breast cancer recurrence in a Phase 3 clinical trial under a US FDA approved SPA (Special Protocol Assessment) and in combination with Herceptin® (trastuzumab: Genentech/Roche) in a Phase 2 clinical trial. Our second product candidate, Folate Binding Protein (FBP), a targeted vaccine which consists of the E39 peptide over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers, is currently in a Phase 1 clinical trial.

The Company was incorporated as Argonaut Pharmaceuticals, Inc., in Delaware, on April 3, 2006. The Company changed its name to RXi Pharmaceuticals Corporation on November 28, 2006.

We acquired Apthera Inc., or “Apthera,” and our NeuVax product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. Our acquisition of Apthera followed from the determination by our board of directors to broaden our strategic direction by giving us access to a late-stage clinical candidate, NeuVax. In connection with our acquisition of Apthera, we reduced the scope of our RNAi activities.

On September 26, 2011, the Company changed its name from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. in connection with the Company’s separation into two companies: (i) Galena, which will operate as a late-stage oncology drug development company; and (ii) RXi Pharmaceuticals Corporation, or RXi, which will continue to develop novel RNAi-based therapies utilizing our historical RNAi assets. RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in the Company’s name to Galena. On April 27, 2012, the planned spin-out up RXi was completed (See Note 4).

        Our new RXi subsidiary was formed by us in agreement with two institutional investors. On September 24, 2011, we contributed to RXi substantially all of our RNAi-related technologies and assets and entered into a number of agreements relating to RXi’s ongoing business and operations. RXi will focus on developing and commercializing therapeutic products based on RNAi technologies for the treatment of human diseases, including its lead anti-scarring and anti-fibrosis product candidate, RXI-109, with initial financing to be provided by us and the institutional investors. In these agreements, we have committed, among other things, to undertake to distribute to our stockholders a portion of the RXi common stock held by Galena in order to accomplish the spin-off of RXi. On April 27, 2012, the Company completed the spin-off of RXi.

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

Results of Operations

For the Three Months Ended March 31, 2012 and March 31, 2011

For the three months ended March 31, 2012, our net loss was approximately $24,761,000 compared with a net loss of $3,841,000 for the three months ended March 31, 2011. The loss increased by $20,920,000 or approximately 545%. Reasons for the variations in the losses between the quarters are discussed below.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members as well as clinical trial expenses, licensing fees and patent prosecution costs. We expect research and development expenses to increase as we expand our clinical development activities.

Total research and development expenses were approximately $3,671,000 for the three months ended March 31, 2012, compared with $2,156,000 for the three months ended March 31, 2011. The increase of $1,515,000, or 70% was due to an increase of $1,451,000 related to the ramp up of our Phase 3 PRESENT clinical trial and an increase of $238,000 related to higher expenses for non-employee stock based compensation, offset by a decrease in employee stock based compensation of $174,000, primarily related to timing of grants and changes in our Black-Scholes assumptions.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expense was $1,939,000 for the three months ended March 31, 2012, compared with $3,119,000 for the three months ended March 31, 2011. The decrease of $1,180,000, or 38%, was due to a $901,000 decrease in non-cash employee share based compensation expense and a $463,000 decrease in personnel related costs, professional and outside services, which was partially offset by a $112,000 increase in non-cash compensation expense recorded for exchange of services and $72,000 related to a warrant issued for business advisory services.

Interest Income/Expense

Interest income (expense) was negligible for each of the three months ended March 31, 2012 and 2011. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other expense was $19,114,000 for the three months ended March 31, 2012, compared with other income of $1,435,000 for the three months ended March 31, 2011. The increase in other expense of $20,549,000 was due to an increase in the fair value of warrants accounted for as a liability as well as warrants settled during the three months ended March 31, 2012 of $19,705,000 and an increase in non-cash expense related to the change in fair value of a contingent purchase price consideration liability of $844,000.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $8.7 million as of March 31, 2012, compared with $11.4 million as of December 31, 2011 and $24.9 million as of April 30, 2012. The increase in our cash and cash equivalents from March 31, 2012 to April 30, 2012 is attributable to the net proceeds of approximately $13.3 million from the offering that closed on April 15, 2012 and the proceeds of approximately of $4.1 million from the exercise of warrants.

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and other administrative expenses. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing cash and cash equivalents should be sufficient to fund our operations through at least the second quarter of 2013. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $4,885,000 for the three months ended March 31, 2012, compared with $3,027,000 for the three months ended March 31, 2011. The increase of approximately $1,858,000 resulted primarily from a net loss of $24,761,000, of which $18,270,000 reflects the fair value of warrants issued with the registered direct financings completed by the Company in 2009, 2010 and 2011, $844,000 related to changes in fair value of contingent purchase price consideration, $427,000 related to stock-based compensation, $148,000 related to stock warrant expense in exchange for services, $185,000 related to common stock issued in exchange for services, $42,000 related to depreciation and $40,000 related to changes in assets and liabilities.

Net Cash Flow from Investing Activities

Net cash used in investing activities was zero for the three months ended March 31, 2012, compared with $40,000 for the three months ended March 31, 2011. The decrease was primarily due to purchases of equipment and furnishings in 2011.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $2,153,000 for the three months ended March 31, 2012, compared with $7,291,000 for the three months ended March 31, 2011. The decrease was primarily due to $1,236,000 from the exercise of warrants, $500,000 from issuance of convertible notes, net proceeds from the issuance of common stock to a strategic partner in the amount of $385,000 and $39,000 for common stock issued in connection with the ESPP offset by $7,000 in repayments of capital lease obligations in the first quarter of 2012, compared with net proceeds from the issuance of common stock in the amount of $7,314,000 to institutional investors offset by $23,000 in repayments of capital lease obligations in the first quarter of 2011.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing, other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2011. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is in litigation with several of its April 2011 warrants holders (“Plaintiffs”) who have asserted that the Company’s spin-off of RXi and related actions give the Plaintiffs the right to require us to repurchase our outstanding warrants held by them. Originally, the Plaintiffs made aggregate repurchase demands to the Company to repurchase 6,850,000 warrants, which represented an approximate total demand of $5.2 million.

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

On May 7, 2012, the Company entered into a confidential settlement agreement with one of the Plaintiffs, in which the Plaintiff withdrew all claims in the aforementioned matter.

ITEM 1.A RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 28, 2012 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2012, the Company issued 400,000 warrants to purchase its common stock in exchange for business advisory services. The warrants were issued by us in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement dated as of April 5, 2012 by and between Galena Biopharma, Inc. and Roth Capital Partners, LLC, as representative of the several underwriters named therein. (1)

4.1	Warrant No. 2012-1 in favor of Legend Securities, Inc. issued in February 2012. (2).

10.1	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and Galena Biopharma, Inc. (2)

10.2	First Amendment to Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012. (2)

10.3	Controlled Equity OfferingSM Sales Agreement, dated as of February 17, 2012, between Galena Biopharma, Inc. and Cantor Fitzgerald & Co. (3)

10.4	Omnibus Amendment to Securities Purchase Agreement, dated as of February 6, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC. (4)

10.5	Second Omnibus Amendment to Securities Purchase Agreement, dated as of March 5, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC. (2)

10.6	Third Omnibus Amendment to Securities Purchase Agreement, dated as of March 30, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC. **

10.7	Fourth Omnibus Amendment to Securities Purchase Agreement, dated as of April 3, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC. **

10.8	Fifth Omnibus Amendment to Securities Purchase Agreement, dated as of April 11, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC. **

10.9	Sixth Omnibus Amendment to Securities Purchase Agreement, dated as of April 18, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC. **

10.10	Seventh Amendment Agreement to Securities Purchase Agreement, dated as of April 25, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC. **

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer.**

101	The following financial information from the Quarterly Report on Form 10-Q of Galena Biopharma, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (2) Condensed Consolidated Statements of Expenses for the three months ended March 31, 2012 and 2011 and for the period from January 1, 2003 (inception) to March 31, 2012; (3) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the cumulative period from January 1, 2003 (inception) to March 31, 2012; and (4) Notes to Condensed Consolidated Financial Statements. (5)

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2012 (File No. 001-33958) and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2012 (File No. 001-33958) and incorporated by reference herein.
(3)	Previously filed as an Exhibit to the Company’s Form 8-K filed on February 17, 2012 (File No. 001-33958) and incorporated by reference herein.
(4)	Previously filed as an Exhibit to Amendment No. 4 to RXi Pharmaceuticals Corporation’s Registration Statement on Form S-1 filed on February 7, 2012 (File No. 333-177498) and incorporated by reference herein.
(5)	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

(Registrant)

By:	/s/ Mark Ahn
Mark J. Ahn
President and Chief Executive Officer

Date: May 14, 2012

By:	/s/ Kwang S. Lee
Kwang S. Lee
Vice President, Finance (Principal Financial and Accounting Officer)

Date: May 14, 2012