Form 10-Q
period 2012-06-30
Galena Biopharma, Inc.
filed 2012-08-14
CIK 1390478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, Galena Biopharma, Inc. had outstanding 67,178,819 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED JUNE 30, 2012

INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	1

		Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

		Condensed Consolidated Statements of Expenses for the three and six months ended June 30, 2012 and 2011, and the cumulative period from January 1, 2003 (date of inception) to June 30, 2012	2

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the cumulative period from January 1, 2003 (date of inception) to June 30, 2012	3

		Notes to Condensed Consolidated Financial Statements	4

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	3	Quantitative and Qualitative Disclosures About Market Risk	18

	4	Controls and Procedures	18

II		OTHER INFORMATION

	1	Legal Proceedings	18

	1A	Risk Factors	19

	2	Unregistered Sales of Equity Securities and Use of Proceeds	19

	3	Defaults Upon Senior Securities	19

	4	[Removed and reserved]	19

	5	Other Information	19

	6	Exhibits	20

Index to Exhibits

Signatures
EX-31.1
EX-31.2
EX-32.1

PART I

ITEM 1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,228	$11,433
Restricted cash	101	101
Prepaid expenses	760	276

Total current assets	20,089	11,810

Equipment and furnishings, net	34	393
In-process research and development	12,864	12,864
Goodwill	5,898	5,898
Deposits	74	3

Total assets	$38,959	$30,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$2,155
Accrued expenses and other current liabilities	1,478	2,984
Current maturities of capital lease obligations	12	35
Convertible notes payable	—	500
Fair value of warrants potentially settleable in cash	5,229	3,746
Current contingent purchase price consideration	897	1,782

Total current liabilities	9,322	11,202
Capital lease obligations, net of current maturities	45	32
Deferred tax liability, non-current	5,053	5,053
Contingent purchase price consideration, net of current portion	5,423	4,569

Total liabilities	19,843	20,856

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 67,634,754 shares issued and 66,959,754 shares outstanding and 47,811,453 shares issued and 47,136,453 outstanding at June 30, 2012 and December 31, 2011, respectively	7	5
Additional paid-in capital	115,143	81,184
Deficit accumulated during the developmental stage	(92,185)	(67,228)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	19,116	10,112

Total liabilities and stockholders’ equity	$38,959	$30,968

The accompanying notes are an integral part of these consolidated financial statements.

Galena Biopharma, Inc.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Period from January 1, 2003 (Date of Inception) to June 30, 2012
Expenses:
Research and development expense	$3,671	$374	$6,094	$466	$11,070
Research and development employee stock based compensation expense	56	—	90	—	299
Research and development non-employee stock based compensation expense	(7)	(45)	150	(76)	6,142
Fair value of common stock issued in exchange for research and development services	—	—	50	—	50

Total research and development expenses	3,720	329	6,384	390	17,561

General and administrative	1,778	1,610	3,047	3,531	30,406
General and administrative employee stock based compensation	87	328	281	1,427	9,871
Fair value of common stock warrants issued for general and administrative expenses	98	11	246	87	2,648
Fair value of common stock issued in exchange for general and administrative expenses	—	—	135	23	489

Total general and administrative expenses	1,963	1,949	3,709	5,068	43,414

Operating loss	(5,683)	(2,278)	(10,093)	(5,458)	(60,975)

Loss on warrant exchange	—	—	—	—	(900)
Interest income (expense)	(19)	(3)	(35)	(4)	587
Other income (expense)	5,929	685	(13,185)	2,120	(226)

Income (loss) from continuing operations	227	(1,596)	(23,313)	(3,342)	(61,514)

Loss from discontinued operations	(423)	(2,158)	(1,644)	(4,257)	(40,711)

Net loss	$(196)	$(3,754)	$(24,957)	$(7,599)	$(102,225)

Net income (loss) per common share:
Basic income (loss) per share, continuing operations	$0.00	$(0.04)	$(0.41)	$(0.11)	N/A

Basic loss per share, discontinued operations	$(0.01)	$(0.06)	$(0.03)	$(0.14)	N/A

Basic net loss per share	$(0.00)	$(0.10)	$(0.44)	$(0.26)	N/A

Diluted loss per share, continuing operations	$(0.03)	$(0.04)	$(0.41)	$(0.11)	N/A

Diluted loss per share, discontinued operations	$(0.01)	$(0.06)	$(0.03)	$(0.14)	N/A

Diluted net loss per share	$(0.03)	$(0.10)	$(0.44)	$(0.26)	N/A

Weighted average common shares outstanding-Basic	65,112,147	38,568,501	56,554,160	29,492,756	N/A

Weighted average common shares outstanding-Diluted	67,177,572	38,568,501	56,554,160	29,492,756	N/A

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011	Period from January 1, 2003 (Date of Inception) through June 30, 2012
Cash flows from operating activities:
Net loss		$(24,957)	$(7,599)	$(102,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		44	84	708
Loss on disposal of equipment		—	7	19
Non-cash rent expense		—	—	29
Accretion and receipt of bond discount		—	—	35
Non-cash share-based compensation		621	1,810	19,479
Loss on exchange of equity instruments		—	900	900
Fair value of shares mandatorily redeemable for cash upon exercise of warrants		—	—	(785)
Fair value of common stock warrants issued in exchange for services		246	87	2,648
Fair value of common stock issued in exchange for services		185	23	539
Change in fair value of common stock warrants issued in connection with various equity financings		11,632	(3,021)	(440)
Fair value of common stock issued in exchange for licensing rights		—	—	3,954
Change in fair value of contingent purchase consideration		1,548	(28)	1,439
Changes in assets and liabilities:
Prepaid expenses and other assets		(621)	(94)	(870)
Accounts payable		371	(590)	1,595
Due to former parent		—	—	(207)
Accrued expenses and other current liabilities		(699)	1,335	2,774

Net cash used in operating activities		(11,630)	(7,086)	(70,408)

Cash flows from investing activities:
Change in restricted cash		—	—	(101)
Cash received in acquisition		—	168	168
Purchase of short-term investments		—	—	(37,532)
Maturities of short-term investments		—	—	37,497
Cash paid for purchase of equipment and furnishings		—	(53)	(739)
Disposal of equipment and furnishings		—	—	(1)
Cash paid for lease deposit		—	—	(45)
Cash transferred in spin-off transaction		(87)	—	(87)

Net cash (used in) provided by investing activities		(87)	115	(840)

Cash flows from financing activities:
Net proceeds from issuance of common stock		13,865	18,060	78,847
Cash paid for repurchase of common stock warrants		(266)	—	(266)
Cash paid for repurchase of common stock		—	—	(3,849)
Net proceeds from exercise of common stock options		—	—	610
Net proceeds from exercise of common stock warrants		5,384	—	5,534
Common stock issued in connection with ESPP		39	—	54
Net proceeds from issuance of convertible notes payable		500	—	1,000
Repayments of capital lease obligations		(10)	(47)	(220)
Cash advances from former parent company, net		—	—	8,766

Net cash provided by financing activities		19,512	18,013	90,476

Net increase in cash and cash equivalents		7,795	11,042	19,228
Cash and cash equivalents at the beginning of period		11,433	6,891	—

Cash and cash equivalents at end of period		$19,228	$17,933	$19,228

Supplemental disclosure of cash flow information:
Cash received during the period for interest		$1	$—	$727

Cash paid during the period for interest		$36	$4	$49

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock		$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity		$—	$13,232	$18,038

Issuance of common stock in exchange for outstanding warrants		$—	$—	$3,120

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants		$—	$—	$785

Net liabilities distributed to common stock holders in the RXi spin-off, net of cash transferred		$2,246	$—	$2,246

Issuance of common stock in settlement of contingent purchase consideration milestone		$1,579	$—	$1,579

Reclassification of warrant liability upon exercise		$10,149	$—	$10,149

Allocation of management expenses		$—	$—	$551

Fair value of stock options modified	$		$674	$674

Equipment and furnishings exchanged for common stock		$—	$—	$48

Equipment and furnishings acquired through capital lease		$—	$44	$277

Value of restricted stock units and common stock issued in lieu of bonuses included in accrued expenses		$—	$427	$634

Non-cash lease deposit		$—	$—	$50

NeuVax (Apthera, Inc.) Acquisition:
Fair value of shares issued at closing to acquire Apthera		$—	$6,367	$6,367
Fair value of contingent purchase price consideration			6,460	6,460

Net assets acquired, excluding cash of $168		$—	$12,827	$12,827

The accompanying notes are an integral part of these consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company focused on developing innovative, next-generation cancer immunotherapies which address major unmet medical needs to advance care. Galena is developing innovative, peptide antigen-based “off the shelf” cancer immunotherapies for potential application to treatment of large populations of Cancer Survivors. Peptide vaccines have several potential clinical advantages over existing cancer treatments including excellent safety profiles, long-lasting protection through immune system activation, as well as an acceptable mode of administration (intradermal injection). In addition, there are potential commercial advantages in that these are readily and reproducibly manufactured products that could have a very wide reach into the physicians’ office, with no special requirements for delivery to the office or to patients.

A key differentiator in Galena’s approach is a focus on “minimal residual disease” that may remain in Cancer Survivors. The strategy is to prevent recurrence in early stage patient groups who may harbor “occult” residual cancer cells that are not detectable by current imaging and biomarkers, and despite adjuvant therapy and radiation therapy will relapse in significant numbers over time.

Our lead product candidate, NeuVax™ (nelipepimut-S or E75) is a nonapeptide HER2 oncogene product co-administered with the immunoadjuvant GM-CSF in an intradermal injection. NeuVax is being developed as an adjuvant immunotherapy for women with early-stage breast cancer at high risk (node positive, HER2 IHC 1+/2+) for recurrence. Based on a successful Phase 2 trial reported at the American Society of Clinical Oncology (ASCO), which achieved its primary endpoint of disease free survival (DFS), the Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 trial named PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax™ Treatment) study. The randomized, double-blinded, international, 700 patient NeuVax PRESENT trial, if positive, will lead the company to seek U.S. FDA commercial registration.

Based on a pilot Phase 2a study and preclinical evidence suggesting enhanced efficacy of using NeuVax in combination with Herceptin® (trastuzumab: Genentech/Roche), NeuVax is also being developed in combination with Herceptin in a randomized Phase 2 clinical trial that is expected to commence before year-end.

Our second product candidate, Folate Binding Protein (FBP), a targeted vaccine which consists of the E39 peptide over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers, is currently in a Phase 1/2 clinical trial.

The Company was incorporated as Argonaut Pharmaceuticals, Inc., in Delaware, on April 3, 2006. The Company changed its name to RXi Pharmaceuticals Corporation on November 28, 2006.

We acquired our NeuVax™ product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. Our acquisition of NeuVax™ followed from the determination by our board of directors to broaden our strategic direction by giving us access to the development-stage clinical candidate. In connection with our acquisition of NeuVax™, we reduced the scope of our RNAi activities.

On September 26, 2011, the Company changed its name to Galena Biopharma, Inc. from RXi Pharmaceuticals Corporation in connection with the Company’s separation into two companies: (i) Galena, which operates as a late-stage oncology drug development company; and (ii) RXi, which continues to develop novel RNAi-based therapies utilizing our historical RNAi assets. RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in the Company’s name to Galena. On April 27, 2012, the spin-out of RXi was completed (See Note 4).

The Company has not generated any revenue from inception through June 30, 2012 and is considered a development-stage company for accounting purposes. The Company may not generate product revenue in the foreseeable future, if ever. The Company expects to incur significant operating losses as it advances its product candidates through the drug development and regulatory process. The Company expects to continue to devote a substantial portion of its resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax™ and FBP, the Company expects that our research and development expense will increase significantly from historic levels for the foreseeable future. The Company will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from equity financings, funded research and development payments and payments received under partnership and collaborative agreements. There is no guarantee that additional funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back or terminate operations or to seek to merge with or to be acquired by another company.

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

Derivative Financial Instruments

The Company does not enter into any derivative contracts for speculative purposes. From time to time, the Company issues warrants or options to purchase our common stock to vendors as consideration to perform services. We may also issue warrants as part of financing transactions. The Company recognizes all derivatives, including warrants, as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “ Derivatives and Hedging — Contracts in Entity’s Own Stock ”, the value of some of our warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the Company in specified events (see Note 9).

Principles of Consolidation

The consolidated financial statements include the accounts of Galena and its consolidated subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Change in the fair value of warrants potentially settleable in cash	$6,638	$1,585	$(11,632)	$3,021
Loss on warrant exchange	—	(900)	—	(900)
Change in the fair value of contingent purchase price consideration	(704)	—	(1,548)	—
Miscellaneous other income (expense)	(5)	—	(5)	(1)

Total other income (expense)	$5,929	$685	$(13,185)	$2,120

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

In September 2011, The FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a new accounting pronouncement intended to simplify how entities test goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. NeuVax™ Acquisition

On April 13, 2011, in concert with the decision by the Company’s Board of Directors to diversify its development programs and to become a late stage clinical development company, the Company acquired its late stage product candidate NeuVax™ through a merger acquisition of Apthera, Inc., a Delaware corporation (“Apthera”), with Apthera surviving as a wholly-owned subsidiary of the Company. At the closing of the merger, the Company issued to Apthera’s stockholders approximately 5.0 million shares of common stock of the Company (the “aggregate stock consideration”) and agreed to make future contingent payments to the former Apthera shareholders of up to $32 million (the “contingent consideration”) based on the achievement of certain development and commercial milestones relating to the Company’s NeuVax™ product candidate. The contingent consideration is payable, at the election of the Company, in either cash or additional shares of common stock.

At the closing of the merger, the Company deposited with a third-party escrow agent shares of our common stock representing 10% of the aggregate stock consideration to be available to compensate the Company and related parties for certain indemnifiable losses in the merger agreement. In accordance with the escrow arrangements, the escrow agent released from the escrow one-half of the escrowed shares in October 2011 and the remaining shares in April 2012.

The Company does not expect any of the goodwill associated with the acquisition to be deductible for tax purposes.

The purchase price consideration and allocation of purchase price were as follows:

(in 000’s)
Calculation of allocable purchase price:
Fair value of shares issued at closing including escrowed shares expected to be released	$6,367 (i)
Estimated value of contingent consideration	6,460

Total allocable purchase price	$12,827

Allocation of purchase price:
Cash	$168
Prepaid expenses and other current assets	14
Equipment and furnishings	11
Goodwill	5,898
In-process research and development	12,864
Accounts payable	(931)
Accrued expenses and other current liabilities	(143)
Notes payable	(1)
Deferred tax liability, non-current	(5,053)

$12,827

(i)	The value of the Company’s common stock was based upon a per share value of $1.28, the closing price of the Company’s common stock as of the close of business on April 13, 2011.

We recorded the estimated value of the contingent consideration at $6.5 million based on the expected probability of achievement in the future of certain development and commercial milestones relating to the Company’s NeuVax™ product candidate and then applying a discount rate, based on a corporate debt interest rate index publicly issued, to the expected future payments. The expected timing of the milestones, the probability of success for each milestone and the discount rates applied are updated quarterly using the most current information to measure the contingent liability as of the reporting date. On January 19, 2012, the first milestone was achieved, and the Company issued, to the former Apthera shareholders into escrow, $1,000,000, or 1,315,849 restricted shares, of common stock in payment of the related contingent consideration. The number of shares was based on the $0.76 closing price of the Company’s common stock as reported on The NASDAQ Capital Market on January 18, 2012, the day prior to achievement of the first milestone. In June 2012, the escrowed shares were released to the former Apthera shareholders from escrow, and the Company paid to the former Apthera shareholders cash of $35,016, representing an interest factor of ten percent (10%) per annum on the $1,000,000 amount of the contingent payment from February 10, 2012 through the day immediately prior to the release of the escrowed shares. During the six months ended June 30, 2012, the Company recorded additional other expense of $579,000 related to fair value of the shares on the date of issuance.

The increase in the fair value of the contingent liability during the six months ended June 30, 2012 was $968,000, which is included in other income (expense) in the accompanying condensed consolidated statements of expenses. The fair value of the contingent liability at June 30, 2012 was $6,320,000. Of this amount, $897,000 is recorded as a current contingent liability.

The following presents the pro forma net loss and pro forma net loss per common share for the three and six months ended June 30, 2011 (amounts in thousands, except per share data):

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Net loss from continuing operations	$(2,038)	$(4,336)
Net loss from discontinued operations	$(2,158)	$(4,257)
Net loss per common share, continuing operations	$(0.05)	$(0.13)
Net loss per common share, discontinued operations	$(0.06)	$(0.14)
Net loss per common share	$(0.11)	$(0.27)

4. RXi Spin-Off

Contribution Agreement

On September 24, 2011, the Company entered into a contribution agreement with RXi pursuant to which we assigned and contributed to RXi substantially all of the Company’s RNAi-related technologies and assets. The contributed assets consist primarily of our novel RNAi compounds and licenses relating to our RNAi technologies, as well as the lease of our Worcester, Massachusetts laboratory facility, fixed assets and other equipment located at the facility and our employment arrangements with certain scientific, corporate and administrative personnel who have become employees of RXi. The Company also contributed $1.5 million of cash to the capital of RXi.

Pursuant to the contribution agreement, RXi assumed certain accrued expenses of our RXI-109 development program and all subsequent obligations under the contributed licenses, employment arrangements and other agreements. RXi also has agreed to make future milestone payments to us of up to $45 million, consisting of two one-time payments of $15 million and $30 million, respectively, if RXi achieves annual net sales equal to or greater than $500 million and $1 billion, respectively, of any covered products that may be developed with the contributed RNAi technologies.

In the contribution agreement, the Company made customary representations and warranties to RXi regarding the contributed assets and other matters, and have agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants set forth in the contribution agreement.

Securities Purchase Agreement

On September 24, 2011, the Company also entered into a securities purchase agreement with RXi and two institutional investors, pursuant to which the investors agreed to purchase a total of $9,500,000 of Series A Preferred Stock of RXi (“RXi Preferred Stock”) at the closing of the spin-off of RXi, and to lend up to $1,500,000 to RXi to fund its operations between signing and closing (the “Bridge Loan”). The outstanding principal and accrued interest from the Bridge Loan was converted into RXi Preferred Stock at the closing of the spin-off of RXi and represents a portion of the $9,500,000 total investment by the investors which is referred to herein as the “RXi financing.”

The RXi Preferred Stock will be convertible by a holder at any time into shares of RXi common stock, except to the extent that the holder would own more than 9.999% of the shares of RXi common stock outstanding immediately after giving effect to such conversion. Without regard to this conversion limitation, the shares of the RXi Preferred Stock to be held by the Investors upon completion of the RXi financing and the spin-off of RXi will be convertible into shares of RXi common stock representing approximately 83% of the shares of RXi common stock that would be outstanding, assuming the conversion in full of the RXi Preferred Stock, which we refer to as the “as-converted common stock.” The Company owned approximately 12% of the as-converted common stock immediately prior to the spin-off of RXi, and Advirna, LLC, a licensor of RXi, was issued the remaining 5% of the as-converted common stock pursuant to the agreement with Advirna, LLC as described below.

Spin-Off

The Company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis approximately 8% of the as-converted common stock of RXi, which distribution was completed on April 27, 2012. The Company distributed a total of 66,959,894 RXi shares to it’s shareholders on April 27, 2012. The Company retained 32,734,235 shares of common stock of RXi, which are subject to a one-year lock up period following completion of the spin-off of RXi. For accounting purposes, RXi’s historical carrying amounts at the date of the spin-off are used as the basis for recording the Company’s retained ownership in RXi. Since RXi’s liabilities exceeded its assets at the spin-off date, Galena’s investment in RXi is carried at zero. The market value of RXi shares held by the Company at June 30, 2012 was $0.13 per share or approximately $4,255,000.

We classified the RXi activities, including previously reported periods, as discontinued operations in the accompanying condensed consolidated statement of expenses. The net assets of RXi were removed from the condensed consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution. Summarized balance sheet information related to the net assets distributed in the spin-off are as follows (in thousands):

	April 27, 2012	December 31, 2011
Assets
Cash and cash equivalents	$87	$556
Other current assets	66	783
Equipment and furnishings	315	355
Liabilities
Accounts payable and accrued liabilities	(1,607)	(1,747)
Convertible notes	(1,000)	(500)
Capital lease obligations	(20)	(34)

Net liabilities	$(2,159)	$(587)

Purchase Agreement Terms and Conditions

In the securities purchase agreement, the parties have made customary representations and warranties to the other parties and have agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants. In accordance with the securities purchase agreement, on April 27, 2012, RXi reimbursed the Company and the Investors $300,000 and $100,000, respectively, for transaction costs relating to the contribution agreement, the securities purchase agreement and the transactions called for by the agreements.

RXi Bridge Loan

Pursuant to the securities purchase agreement, the RXi investors provided Bridge Loans by purchasing $1,000,000 of secured convertible promissory notes of RXi (“RXi convertible notes”). The RXi convertible notes accrued interest at a rate of 7% per annum (or 18% per annum in the case of an event of default). In conjunction with the spin-off, the RXi convertible notes were converted into shares of RXi Preferred Stock at a conversion price of $1,000 per share.

Advirna Agreement

As part of the closing transaction as detailed in the contribution agreement and securities purchase agreement, RXi entered into an agreement with Advirna, LLC, which the Company refers to as “Advirna,” a company affiliated with Anastasia Khvorova, Ph.D., RXi’s former Senior Vice President and Chief Scientific Officer. Pursuant to the agreement, RXi issued to Advirna upon the closing transaction a number of shares of RXi common stock equal to 5% of the as-converted common stock of RXi.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,447	$16,447	$—	$—

Total assets	$16,447	$16,447	$—	$—

Liabilities:
Warrants potentially settleable in cash	$5,229	$—	$5,229	$—
Contingent purchase price consideration	6,320	—	—	6,320

Total liabilities	$11,549	$—	$5,229	$6,320

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,433	$11,433	$—	$—

Total assets	$11,433	$11,433	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,746	$—	$3,746	$—
Contingent purchase price consideration	6,351	—	—	6,351

Total liabilities	$10,097	$—	$3,746	$6,351

A reconciliation of the beginning and ending level 3 liabilities for the six months ended June 30, 2012 is as follows (in thousands):

Fair Value Measurements Using Signficant Unobservable Inputs (Level 3)
Balance at January 1, 2012	$6,351
Payment of a contingent purchase price consideration milestone	(1,579)
Changes in the estimated fair value of contingent acquisition purchase price consideration	1,548

Balance at June 30, 2012	$6,320

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable, capital leases and convertible notes payable approximate their fair values due to their short-term nature and market rates of interest.

6. Stock Based Compensation

The Company follows the provisions of the FASB ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “ Equity Based Payments to Non-Employees.”

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants in the three and six month periods ended June 30, 2012 and 2011, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	1.12%	2.53%	1.07%	2.35%
Weighted average expected volatility	75.65%	99.18%	75.69%	111.78%
Weighted average expected lives (years)	6.25	6.00	6.12	5.78
Weighted average expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair values of options granted during the six-month period ended June 30, 2012 and 2011 were $0.56 and $1.18 per share, respectively.

The weighted average fair values of options granted during the three-month period ended June 30, 2012 and 2011 were $1.06 and $1.01 per share, respectively.

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

The following table summarizes stock option activity from January 1, 2012 through June 30, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	6,163,137	$3.03	$—
Granted	1,475,000	0.84	—
Exercised	—	—	—
Cancelled	(39,219)	4.84	—

Outstanding at June 30, 2012	7,598,918	$2.60	$2,880,150

Options exercisable at June 30, 2012	5,403,919	$3.22	$1,405,061

The aggregate intrinsic values of outstanding and exercisable options at June 30, 2012 were calculated based on the closing price of the Company’s common stock on June 29, 2012 of $1.65 per share less the exercise price of the options. The aggregate intrinsic values of options exercised was calculated based on the difference between the exercise price of the options and the market price of the Company’s common stock on the date of exercise.

7. Net Loss Per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260 “ Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. For the three months ended June 30, 2012, net income from continuing operations was adjusted by $2,034,000, the change in the fair value of dilutive warrants potentially settleable in cash, to arrive at net loss attributable to common shareholders for purposes of determining diluted net loss per share.

For three and six months ended June 30, 2012, 7,599,000 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For three months ended June 30, 2012, 4,129,000 shares of common stock issuable upon the exercise of warrants were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the three and six months ended June 30, 2011, 5,605,000 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three and six months ended June 30, 2011, 20,201,000 shares of common stock issuable upon the exercise of warrants were excluded from the computation of dilutive earnings per share because the effect would be antidilutive.

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

Individual milestone payments may be material, and in the event multiple milestones are reached in the same period, the aggregate payments associated with the milestones could adversely affect the results of operations or affect the comparability of our period-to-period results. In addition, these licensing arrangements often give the Company the discretion to unilaterally terminate development of the product and avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations relating to minimum annual maintenance fees and milestone payments have not changed significantly from December 31, 2011.

9. Stockholders’ Equity

Preferred Stock — The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value per share,. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance. To date, the Company has not issued any preferred shares.

Common Stock — The Company has authorized up to 125,000,000 shares of common stock, $0.0001 par value per share. Authorized but unissued shares are reserved as follows:

As of June 30, 2012
Shares issuable upon exercise of outstanding warrants	6,193,507
Shares issuable upon exercise of outstanding stock options	7,598,918
Shares available for future issuance under the Company’s 2007 Incentive Plan	3,731,518

Total reserved for future issuance	17,523,943

Common Stock Warrants — On August 7, 2008, the Company issued 190,000 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $7.036 per share and expire 5 years from the date of issuance. The warrants vested as to 94,000 shares upon issuance, vested at a rate of 32,000 shares per month starting on the 90-day anniversary of issuance as to the remainder of the warrants, and are exercisable for a period of five years. All shares were vested and compensation cost was fully recorded as of December 31, 2009.

On January 29, 2009, the Company issued 142,500 warrants to an investment bank as consideration for investment and business advisory services. The warrants have an exercise price of $4.28 per share and expire five years from the date of issuance. The warrants vested as to 71,250 shares upon issuance, vested at a rate of 23,750 shares per month starting on the 90 day anniversary of issuance as to the remainder of the shares, and are exercisable for a period of five years. All shares were vested and compensation expense was fully recorded at December 31, 2009.

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

During 2010, the Company issued 250,000 warrants in exchange for business advisory services. The Company recognizes the total fair value of these warrants as stock compensation expense over the requisite service period. The Company used the Black-Scholes option pricing model to compute the estimated fair value of these warrant grants on the date of award.

During 2011, the Company issued 150,000 warrants in exchange for business advisory services. The Company recognizes the total fair value of these warrants as stock compensation expense over the requisite service period. The Company used the Black-Scholes option pricing model to compute the estimated fair value of these warrant grants on the date of the award.

During the first quarter of 2012, the Company issued 400,000 warrants in exchange for business advisory services. The Company recognizes the total fair value of these warrants as stock compensation expense, over the requisite service period. The Company used the Black-Scholes option pricing model to compute the estimated fair value of these warrant grants which are marked to market over the vesting period of the related warrants. Total expense related to these warrants was $246,000 for the six months ended June 30, 2012.

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

The increase in the fair value of warrants from December 31, 2011 to June 30, 2012 of $111,000 has been included in other expense in the accompanying condensed statements of expenses for the six months ended June 30, 2012. The fair value of the warrants at June 30, 2012 of $175,000 is included as a current liability in the accompanying condensed balance sheets and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 66.05%. The expected life assumption is based on the remaining contract term of 2.08 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.33% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement.

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

As part of the 2010 Offering, the Company entered in a stock redemption agreement whereby the Company was required to use 25% of the net proceeds from the 2010 Offering to repurchase from CytRx Corporation (“CytRx”) 675,000 shares of the Company’s common stock held by CytRx (“CytRx shares”). The Company repurchased such shares on March 29, 2010. The values of the shares at the date of repurchase totaling $3,849,000 were recorded at cost and have been included in treasury stock in the accompanying condensed consolidated balance sheet at June 30, 2012 and 2011.

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

During the six months ended June 30, 2012, 180,000 of the warrants were exercised at $2.50 per common share. These warrants were remeasured to fair value through the exercise date, resulting in additional expense of $215,000, which is included in other income (expense) in the accompanying condensed consolidated statement of expenses for the six months ended June 30, 2012. Upon exercise, a liability in the amount of $254,000 was relieved as a credit to additional paid-in capital. The increase in the fair value of the remaining warrants from December 31, 2011 to June 30, 2012 of $228,000 has been included in other income (expense) in the accompanying consolidated condensed statement of expenses for the six months ended June 30, 2012. The fair value of the remaining warrants at June 30, 2012 of $305,000 is included as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2012 and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 80.52%. The expected life assumption is based on the remaining contract term of 4.25 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.77% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement. As of June 30, 2012, 360,000 of these warrants remain outstanding.

March 2011 Registered Direct Offering — On March 4, 2011, the Company closed an underwritten public offering of 6,000,000 units at a price to the public of $1.35 per unit for gross proceeds of $8.1 million (the “March 2011 Offering”). The offering provided approximately $7.3 million to the Company after deducting the underwriting discounts and commissions and offering expenses. Each unit consists of (i) one share of common stock, (ii) a thirteen-month warrant to purchase 0.50 of a share of common stock at an exercise price of $1.70 per share (subject to anti-dilution adjustment) and (iii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.87 per share (subject to anti-dilution adjustment). On April 15, 2011, the holders of outstanding warrants issued in the March 2011 Offering to purchase an aggregate of 3,450,000 shares of common stock agreed to exchange such warrants for warrants exercisable for the same number of shares as those being exchanged, but otherwise on the same terms of the warrants sold in the Company’s April 2011 financing. Prior to the exchange, the Company recorded a decrease in fair value of $1,000,000 related to the exchanged warrants. Upon the exchange, the Company recorded a loss of $900,000, which represented the difference between the adjusted fair value of the March 2011 warrants as compared to the fair value of the April 2011 warrants received in the exchange. As a result of a subsequent offering that was completed on April 15, 2011, the exercise price of the remaining 2,550,000 outstanding warrants sold in the March 2011 Offering was reduced to $1.00 per share as a result of the anti-dilution adjustment. As a result of the subsequent offering on September 26, 2011, the exercise price of all warrants sold in the March 4, 2011 Offering were reduced to $0.65 per share as a result of the anti-dilution adjustment. At June 30, 2012, of the 2,550,000 unexchanged warrants from the March 2011 Offering, 1,718,944 warrants had been exercised and 831,056 remain outstanding.

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

                During the six months ended June 30, 2012, all 1,200,000 of the thirteen-month warrants and 369,000 of the five-year warrants were exercised at $0.65 per common share. These warrants were remeasured to fair value at each respective exercise date, resulting in additional expense of $1,141,000, which is included in other income (expense) in the accompanying condensed consolidated statement of expenses for the six months ended June 30, 2012. Upon exercise, liabilities in the amount of $1,834,000 were relieved as credits to additional paid-in capital. The increase in the fair value of the remaining warrants from December 31, 2011 to June 30, 2012 of $1,294,000 has been included in other income (expense) in the accompanying condensed consolidated statement of expenses for the six months ended June 30, 2012. The fair value of the warrants at June 30, 2012 of $1,013,000 is included as a current liability in the accompanying condensed consolidated balance sheet and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 79.37%. The expected life assumption is based on the remaining contract term of 3.68 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.41% used for the five-year warrants is equal to the zero coupon rate in effect at the time of the remeasurement. As of June 30, 2012, 831,056 of these warrants remain outstanding.

April 2011 Registered Direct Offering — On April 20, 2011, the Company completed an underwritten public offering of 11,950,000 units at a price to the public of $1.00 per unit for gross proceeds of approximately $12 million (the “April 2011 Offering”). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share (subject to anti-dilution adjustment). The shares of common stock and warrants were immediately separable and no separate units were issued. The warrants are exercisable beginning one year and one day from the date of issuance, and expire on the sixth anniversary of the date of issuance. Net proceeds, after underwriting discounts and commissions and other offering expenses, were approximately $10.9 million. As a result of the subsequent offering that was completed on September 26, 2011, the exercise price of the 11,950,000 outstanding warrants sold in the April 2011 Offering was reduced to $0.65 per share as a result of the anti-dilution adjustment. On December 6, 2011, the Company effected a warrant exchange with a ratio of 1.42857 warrants in exchange for one share of common stock with several of the April 2011 warrant holders. In total, 5,930,000 warrants were exchanged for 4,151,000 shares of common stock in this transaction. At June 30, 2012, 2,891,809 of the April 2011 warrants, including those sold in the April 20, 2011 Offering and warrants issued in exchange for the 3,450,000 March 2011 warrants, remained outstanding.

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

During the six months ended June 30, 2012, 6,578,000 of the April 2011 warrants were exercised at $0.65 per common share. These warrants were remeasured to fair value as of the respective exercise dates, resulting in a net gain of $4,027,000, which is included in other income (expense) in the accompanying condensed consolidated statement of expenses for the six months ended June 31, 2012. Upon exercise, liabilities in the amount of $8,061,000 were relieved as credits to additional paid-in capital. The increase in the fair value of the remaining warrants from December 31, 2011 to June 30, 2012 of $12,670,000 has been included in other income (expense) in the accompanying condensed consolidated statement of expenses for the six months ended June 30, 2012. The fair value of the warrants at June 30, 2012 of $3,736,000 is included as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2012 and was determined using the Black-Scholes option pricing model. Due to the fact that the Company has limited trading history, the Company’s expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The Company used a weighted average expected stock volatility of 80.34%. The expected life assumption is based on the remaining contract term of 4.81 years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 0.72% used for the warrants is equal to the zero coupon rate in effect on the date of the re-measurement. As of June 30, 2012, 2,891,809 of these warrants remain outstanding.

September 2011 Registered Direct Offering — On September 26, 2011, the Company completed a direct offering of 700,000 shares of common stock for gross proceeds of $455,000.

April 2012 Registered Direct Offering — On April 13, 2011, the Company completed a direct offering of 9,751,000 shares of common stock for gross proceeds of $14,626,500.

10. Litigation

As previously reported, the Company was named in 2011 as a defendant in four separate lawsuits filed in the United States District Court for the Southern District of New York by certain holders of our warrants. These four lawsuits are described in detail in our previous filings with the Securities and Exchange Commission, including, but not limited to, our Forms 8-K filed on January 23, 2012, February 17, 2012 and March 28, 2012, respectively.

On May 7, 2012, we entered into a confidential settlement agreement and mutual release with the plaintiff in one of these actions, pursuant to which the plaintiff agreed to dismiss with prejudice all of its claims in that action. Effective May 23, 2012, we entered into confidential settlement agreements and mutual releases with all of the plaintiffs in the remaining three actions, pursuant to which the plaintiffs have agreed to dismiss with prejudice all of their claims in these actions and accepted our repurchase of a portion of their warrants as described in our previous public filings. In exchange, we reimbursed the plaintiffs for a specified amount of fees and costs they incurred in the actions.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2012 up through the date these financial statements were issued. The Company did not have any material recognizable or unrecognizable subsequent events.

In July 2012, the Company issued 200,000 shares of common stock in exchange for business advisory services. The shares, which were issued in a private transaction exempt from registration under the Securities Act, will be released in twelve monthly installments of approximately 16,667 shares each over the period commencing July 2012 and ending July 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries.

This management’s discussion and analysis of financial condition as of June 30, 2012 and results of operations for the three months ended June 30, 2012 and 2011, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 28, 2012.

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

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company focused on developing innovative, next-generation cancer immunotherapies which address major unmet medical needs to advance care. Galena is developing innovative, peptide antigen-based “off the shelf” cancer immunotherapies for potential application to treatment of large populations of cancer survivors. Peptide vaccines have several potential clinical advantages over existing cancer treatments including excellent safety profiles, long-lasting protection through immune system activation, as well as an acceptable mode of administration (intradermal injection). In addition, there are potential commercial advantages in that these are readily and reproducibly manufactured products that could have a very wide reach into the physicians’ office, with no special requirements for delivery to the office or to patients.

A key differentiator in Galena’s approach is a focus on “minimal residual disease” that may remain in cancer survivors. The strategy is to prevent recurrence in early stage patient groups who may harbor “occult” residual cancer cells that are not detectable by current imaging and biomarkers, and despite adjuvant therapy and radiation therapy will relapse in significant numbers over time.

Our lead product candidate, NeuVax™ (nelipepimut-S or E75) is a nonapeptide HER2 oncogene product co-administered with the immunoadjuvant GM-CSF in an intradermal injection. NeuVax is being developed as an adjuvant immunotherapy for women with early-stage breast cancer at high risk (node positive, HER2 IHC 1+/2+) for recurrence. Based on a successful Phase 2 trial reported at the American Society of Clinical Oncology (ASCO), which achieved its primary endpoint of disease free survival (DFS), the Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 trial named PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax™ Treatment) study. The randomized, double-blinded, international, 700 patient NeuVax PRESENT trial, if positive, will lead the company to seek U.S. FDA commercial registration.

Based on a pilot Phase 2a study and preclinical evidence suggesting enhanced efficacy of using NeuVax in combination with Herceptin® (trastuzumab: Genentech/Roche), NeuVax is also being developed in combination with Herceptin in a randomized Phase 2 clinical trial that is expected to commence before year-end.

Our second product candidate, Folate Binding Protein (FBP), a targeted vaccine which consists of the E39 peptide over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers, is currently in a Phase 1/2 clinical trial.

The Company was incorporated as Argonaut Pharmaceuticals, Inc., in Delaware, on April 3, 2006. The Company changed its name to RXi Pharmaceuticals Corporation on November 28, 2006.

We acquired our NeuVax™ product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. In connection with our acquisition of NeuVax™, we reduced the scope of our RNAi activities.

On September 26, 2011, the Company changed its name from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. in connection with the Company’s separation into two companies: (i) Galena, which operates as a late-stage oncology drug development company; and (ii) RXi Pharmaceuticals Corporation, or RXi, which continues to develop novel RNAi-based therapies utilizing our historical RNAi assets. (See Note 4).

Our new RXi subsidiary was formed by us in agreement with two institutional investors. On September 24, 2011, Galena contributed to RXi substantially all of our RNAi-related technologies and assets and entered into a number of agreements relating to RXi’s ongoing business and operations. RXi will focus on developing and commercializing therapeutic products based on RNAi technologies for the treatment of human diseases, including its lead anti-scarring and anti-fibrosis product candidate, RXI-109. On April 27, 2012, Galena completed the partial spin-off of RXi.

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

Results of Operations

For the Three Months and Six Months Ended June 30, 2012 and June 30, 2011

For the three months ended June 30, 2012, we realized a net loss of approximately $196,000 compared with a net loss of approximately $3,754,000 for the three months ended June 30, 2011. The reasons for the decrease in net loss of $3,558,000, or approximately 95%, are discussed below.

For the six months ended June 30, 2012, our net loss was approximately $24,957,000 compared with a net loss of $7,599,000 for the six months ended June 30, 2011. The reasons for the increase in net loss of $17,358,000, or approximately 229%, are discussed below.

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

Total research and development expenses from continuing operations were approximately $3,720,000 for the three months ended June 30, 2012, compared with $329,000 for the three months ended June 30, 2011. The increase of $3,391,000, or 1,031% was due primary to an increase of $3,297,000 related to the ramp up of our Phase 3 PRESENT clinical trial for NeuVax™ and an increase of $56,000 related to higher expenses for research and development related employee stock based compensation, offset by an increase in non-employee stock based compensation of $38,000, primarily related to timing of grants and changes in our Black-Scholes assumptions. Research and development expenses of approximately $318,000 and $2,344,000 for the three months ended June 30, 2012 and 2011, respectively, related to RXi and have been carved out and included in the amounts presented as discontinued operations in the accompanying condensed consolidated statements of expenses.

Total research and development expenses from continuing operations were approximately $6,384,000 for the six months ended June 30, 2012, compared with $390,000 for the six months ended June 30, 2011. The increase of $5,994,000, or 1,537% was due to an increase of $5,628,000 related to the ramp up of our Phase 3 PRESENT clinical trial for NeuVax™ and an increase of $90,000 related to higher expenses for research and development related employee stock based compensation, offset by an increase in non-employee stock based compensation of $276,000, primarily related to timing of grants and changes in our Black-Scholes assumptions. Research and development expenses of approximately $1,007,000 and $4,440,000 for the six months ended June 30, 2012 and 2011, respectively, related to RXi and have been carved out and included in the amounts presented as discontinued operations in the accompanying condensed consolidated statements of expenses.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expense from continuing operations was approximately $1,963,000 for the three months ended June 30, 2012, compared with $1,949,000 for the three months ended June 30, 2011. The increase of approximately $14,000, or 0.7%, was due to a $168,000 increase in personnel related costs, professional and outside services, along with an increase of $87,000 related to warrants issued for business advisory services, which was offset by a $241,000 decrease in employee share based compensation expense, primarily related to the timing of grants and changes in our Black-Scholes assumptions. No significant ongoing general and administrative expenses relate specifically to RXi; therefore none were carved out and included in the amounts presented as discontinued operations for the three months ended June 30, 2012 or 2011.

General and administrative expense from continuing operations was $3,709,000 for the six months ended June 30, 2012, compared with $5,068,000 for the six months ended June 30, 2011. The decrease of $1,359,000, or 27%, was due to a $1,146,000 decrease in non-cash employee share based compensation expense and a $484,000 decrease in personnel related costs, professional and outside services, which was partially offset by a $112,000 increase in non-cash compensation expense recorded for exchange of services and $159,000 related to a warrants issued for business advisory services. No significant ongoing general and administrative expenses relate specifically to RXi, therefore none were carved out and included in the amounts presented as discontinued operations for the six months ended June 30, 2012 or 2011.

Interest Income/Expense

Interest income (expense) from continuing operations was negligible for each of the three months ended June 30, 2012 and 2011. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income from continuing operations was $5,929,000 for the three months ended June 30, 2012, compared with other income of $685,000 for the three months ended June 30, 2011. Other income primarily represents a decrease in the fair value of warrants accounted for as a liability as well as warrants settled during the three months ended June 30, 2012 of $6,638,000 and an increase in non-cash expense related to the change in fair value of a contingent purchase price consideration liability of $704,000. Changes from the three months ended June 30, 2011 are a function of the number or warrants outstanding, and changes in the Black Scholes pricing model used to the value warrant liability, with the primary operative input being changes in the market price of common stock shares as compared to the strike price of the warrants.

Other expense from continuing operations was $13,185,000 for the six months ended June 30, 2012, compared with other income of $2,120,000 for the six months ended June 30, 2011. Other expense primarily represents an increase in the fair value of warrants accounted for as a liability as well as warrants settled during the six months ended June 30, 2012 of $11,632,000 and an increase in non-cash expense related to the change in fair value of a contingent purchase price consideration liability of $1,548,000. Changes from the six months ended June 30, 2011 are a function of the number or warrants outstanding, and changes in the Black Scholes pricing model used to the value warrant liability, with the primary operative input being changes in the market price of common stock shares as compared to the strike price of the warrants.

Subsequent to the spin-off, RXi retained no liability related to the settlement of the outstanding warrants pursuant to the contribution agreement entered into between the Company and RXi on September 24, 2011, as more fully described in Note 4. As such, no other income/expense related to the change in fair value of the warrants was carved out and presented in the amounts presented as discontinued operations.

Loss from Discontinued Operations

Loss from discontinued operations was $423,000 for the three months ended June 30, 2012, compared to loss from discontinued operations of $2,158,000 for the three months ended June 30, 2012. The decrease of $1,735,000, or 81%, is primarily due to the fact that the spin-off occurred on April 27, 2012, resulting in only 27 days of RXi being included in overall net income for the current three month period, as compared to a full quarter of RXi results included in net loss for the prior year three month period.

Loss from discontinued operations was $1,644,000 for the six months ended June 30, 2012, compared to loss from discontinued operations of $4,257,000 for the six months ended June 30, 2012. The decrease of $2,613,000, or 62%, is primarily due to shorter amount of time for inclusion of RXi, resulting in only 27 days of RXi being included in overall net income for the current three month period, as compared to a full quarter of RXi results included in net loss for the prior year three month period.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $19.2 million as of June 30, 2012, compared with $11.4 million as of December 31, 2011. We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and other administrative expenses. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $11,630,000 for the six months ended June 30, 2012, compared with $7,086,000 for the six months ended June 30, 2011. The increase of approximately $4,544,000 resulted primarily from a net loss of $24,957,000 for the six months ended June 30, 2012 as compared to $7,599,000, as described above. These net income amounts were adjusted for non-cash items of $14,276,000 and $138,000 for the six months ended June 30, 2012 and 2011, respectively, which primarily includes the change in the fair value of the warrants and the changes to non-cash stock based compensation expense, and was also adjusted for changes in working capital accounts of $949,000 and $651,000, respectively.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $87,000 for the six months ended June 30, 2012, compared with cash provided by investing activities of $115,000 for the six months ended June 30, 2011. The decrease was primarily due to cash transferred to RXi in the spin-off of $87,000 during the six months ended June 30, 2012, as compared to $168,000 received as part of the NeuVax (Apthera, Inc.) acquisition, offset by $53,000 used to purchase furnishing and fixtures, during the six months ended June 30, 2011.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $19,512,000 for the six months ended June 30, 2012, compared with $18,013,000 for the six months ended June 30, 2011. The increase was primarily due to $5,384,000 received from the exercise of warrants and $500,000 from the issuance of convertible notes during the six months ended June 30, 2012, which didn’t occur during the six months ended June 30, 2011, partially offset by $4,195,000 less cash received from the issuance of common stock during the current six-month period.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements, other than operating leases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Principal Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this Quarterly Report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company was named in 2011 as a defendant in four separate lawsuits filed in the United States District Court for the Southern District of New York by certain holders of our warrants. These four lawsuits are described in detail in our previous filings with the Securities and Exchange Commission, including, but not limited to, our Forms 8-K filed on January 23, 2012, February 17, 2012 and March 28, 2012, respectively.

On May 7, 2012, we entered into a confidential settlement agreement and mutual release with the plaintiff in one of these actions, pursuant to which the plaintiff agreed to dismiss with prejudice all of its claims in that action. Effective May 23, 2012, we entered into confidential settlement agreements and mutual releases with all of the plaintiffs in the remaining three actions, pursuant to which the plaintiffs have agreed to dismiss with prejudice all of their claims in these actions and accepted our repurchase of a portion of their warrants as described in our previous public filings. In exchange, we reimbursed the plaintiffs for a specified amount of fees and costs they incurred in the actions.

ITEM 1.A RISK FACTORS

You should read and consider the following updated risk factor in conjunction with the other risk factors included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 28, 2012 with the SEC:

We have experienced interruptions in the supply of a NeuVax™ component that will delay patient enrollment in our Phase 3PRESENT trial of NeuVax™, and we will continue to be dependent upon the sole source of supply of this component.

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

NeuVax™ is administered in combination with Leukine, a “GM-CSF” available in both liquid and lyopholyzed forms exclusively from Genzyme Corporation, or “Genzyme,” a subsidiary of Sanofi-Aventis. In June 2012, however, Genzyme recalled all liquid Leukine without explanation, and we began incorporating lyopholyzed Leukine as another option in addition to liquid Leukine in the administration of NeuVax™ at our Phase 3 PRESENT study sites in the U.S. as permitted by the FDA. We believe our current supply of lyopholyzed GM-CSF is adequate for the completion of our Phase 3 PRESENT trial and commercialization.

Leukine is approved for sale in the U.S. and Canada, and we must obtain other international regulatory approvals in order to utilize Leukine at sites outside the U.S. The regulatory approval process may result in delays in the planned enrollment of patients at foreign sites for our Phase 3 PRESENT trial, and it is possible that we will be unable to obtain the necessary approvals to use Leukine at one or more of these foreign sites. Any extended delay or failure in obtaining the necessary approvals could have a material adverse effect on patient enrollment at these sites or the timing of the interim analysis or primary endpoint of our Phase 3 PRESENT trial.

We will continue to be dependent on Genzyme by us for our supply of Leukine in connection with the ongoing NeuVax™ trials and the eventual commercial manufacture of NeuVax™. Any future interruptions in the availability of Leukine, or any determination by us to change the GM-CSF used with NeuVax™, may have a material adverse effect on our NeuVax™ trials and any commercialization of NeuVax™.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2012, our shareholders approved the issuance to the holders of our outstanding contingent value rights of 1,315,789 “milestone” shares pursuant to the amendment to the contingent value rights agreement entered into on February 15, 2012. The shares were placed into escrow and subsequently released to the holders on June 20, 2012. The milestone shares were issued by us in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement dated as of April 5, 2012 by and between Galena Biopharma, Inc. and Roth Capital Partners, LLC, as representative of the several underwriters named therein. (1)

10.1	Employment letter agreement, effective July 16, 2012, between Galena Biopharma, Inc. and Ryan M. Dunlap* **

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer.**

101	The following financial information from the Quarterly Report on Form 10-Q of Galena Biopharma, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (2) Condensed Consolidated Statements of Expenses for the three months and six months ended June 30, 2012 and 2011 and for the period from January 1, 2003 (inception) to June 30, 2012; (3) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the cumulative period from January 1, 2003 (inception) to June 30, 2012; and (4) Notes to Condensed Consolidated Financial Statements. (2)

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2012 (File No. 001-33958) and incorporated by reference herein.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.
*	Indicates a management contract or compensatory plan or arrangement
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn
Mark J. Ahn, Ph.D.
President and Chief Executive Officer

Date: August 14, 2012

By:	/s/ Ryan M. Dunlap
Ryan M. Dunlap
Director, Finance (Principal Financial and Accounting Officer)

Date: August 14, 2012