Form 10-Q
period 2012-09-30
Galena Biopharma, Inc.
filed 2012-11-13
CIK 1390478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, Galena Biopharma, Inc. had outstanding 67,627,320 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2012

INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	1

		Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1

		Condensed Consolidated Statements of Expenses for the three and nine months ended September 30, 2012 and 2011, and the cumulative period from January 1, 2003 (date of inception) to September 30, 2012	2

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the cumulative period from January 1, 2003 (date of inception) to September 30, 2012	3

		Notes to Condensed Consolidated Financial Statements	4

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	3	Quantitative and Qualitative Disclosures About Market Risk	17

	4	Controls and Procedures	17

II		OTHER INFORMATION

	1	Legal Proceedings	17

	1A	Risk Factors	18

	2	Unregistered Sales of Equity Securities and Use of Proceeds	18

	3	Defaults Upon Senior Securities	18

	4	Mine Safety Disclosures	18

	5	Other Information	18

	6	Exhibits	19

Index to Exhibits

Signatures			20
EX-31.1
EX-31.2
EX-32.1

PART I

ITEM 1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,423	$11,433
Restricted cash	101	101
Prepaid expenses	801	276

Total current assets	16,325	11,810

Equipment and furnishings, net	31	393
In-process research and development	12,864	12,864
Goodwill	5,898	5,898
Deposits	74	3

Total assets	$35,192	$30,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,210	$2,155
Accrued expenses and other current liabilities	2,012	2,984
Current maturities of capital lease obligations	6	35
Convertible notes payable	—	500
Fair value of warrants potentially settleable in cash	4,904	3,746
Current contingent purchase price consideration	925	1,782

Total current liabilities	10,057	11,202
Capital lease obligations, net of current maturities	51	32
Deferred tax liability, non-current	5,053	5,053
Contingent purchase price consideration, net of current portion	5,866	4,569

Total liabilities	21,027	20,856

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 68,278,653 shares issued and 67,603,653 shares outstanding and 47,811,453 shares issued and 47,136,453 outstanding at September 30, 2012 and December 31, 2011, respectively	7	5
Additional paid-in capital	116,453	81,184
Deficit accumulated during the developmental stage	(98,446)	(67,228)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	14,165	10,112

Total liabilities and stockholders’ equity	$35,192	$30,968

The accompanying notes are an integral part of these consolidated financial statements.

Galena Biopharma, Inc.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Period from January 1, 2003 (Date of Inception) to September 30, 2012
Expenses:
Research and development expense	$4,074	$1,332	$10,168	$1,798	$15,144
Research and development employee stock-based compensation expense	48	—	138	—	347
Research and development non-employee stock-based compensation expense	47	35	197	(41)	6,189
Fair value of common stock issued in exchange for research and development services	—	—	50	—	50

Total research and development expense	4,169	1,367	10,553	1,757	21,730

General and administrative expense	1,090	1,441	4,137	4,972	31,496
General and administrative employee stock-based compensation expense	85	608	366	2,035	9,956
Fair value of common stock warrants issued for general and administrative services	96	19	342	106	2,744
Fair value of common stock issued in exchange for general and administrative expense	88	—	223	23	577

Total general and administrative expense	1,359	2,068	5,068	7,136	44,773

Operating loss	(5,528)	(3,435)	(15,621)	(8,893)	(66,503)
Interest income (expense)	—	(2)	(35)	(6)	587
Other income (expense) (Note 1)	(733)	(397)	(13,918)	1,723	(1,859)

Loss from continuing operations	(6,261)	(3,834)	(29,574)	(7,176)	(67,775)
Loss from discontinued operations	—	(1,641)	(1,644)	(5,898)	(40,711)

Net loss	$(6,261)	$(5,475)	$(31,218)	$(13,074)	$(108,486)

Net loss per common share:
Basic and diluted loss per share, continuing operations	$(0.09)	$(0.09)	$(0.49)	$(0.21)	N/A

Basic and diluted loss per share, discontinued operations	$—	$(0.04)	$(0.03)	$(0.18)	N/A

Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.52)	$(0.39)	N/A

Weighted average common shares outstanding-basic and diluted	67,265,470	41,970,481	60,150,658	33,697,704	N/A

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011	Period from January 1, 2003 (Date of Inception) through September 30, 2012
Cash flows from operating activities:
Net loss		$(31,218)	$(13,074)	$(108,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		47	126	711
Loss on disposal of equipment		—	7	19
Non-cash rent expense		—	—	29
Accretion and receipt of bond discount		—	—	35
Non-cash share-based compensation		801	2,801	19,659
Change in fair value of shares mandatorily redeemable for cash upon exercise of warrants		—	—	(785)
Fair value of common stock warrants issued in exchange for services		342	106	2,744
Fair value of common stock issued in exchange for services		267	23	627
Change in fair value of common stock warrants issued in equity financings		11,899	(1,042)	721
Fair value of common stock issued in exchange for licensing rights		—	—	3,954
Change in fair value of contingent purchase consideration		2,019	(683)	1,910
Changes in assets and liabilities:
Prepaid expenses and other assets		(662)	(317)	(911)
Accounts payable		875	(193)	2,099
Due to former parent		—	—	(207)
Accrued expenses and other current liabilities		(165)	1,747	3,308

Net cash used in operating activities		(15,795)	(10,499)	(74,573)

Cash flows from investing activities:
Change in restricted cash		—	—	(101)
Net cash received in acquisition		—	168	168
Purchase of short-term investments		—	—	(37,532)
Maturities of short-term investments		—	—	37,497
Cash paid for purchase of equipment and furnishings		—	(53)	(739)
Disposal of equipment and furnishings		—	—	(1)
Cash paid for lease deposit		—	—	(45)
Net cash transferred in spin-off transaction		(87)	—	(87)

Net cash (used in) provided by investing activities		(87)	115	(840)

Cash flows from financing activities:
Net proceeds from issuance of common stock		13,937	18,609	78,919
Cash paid for repurchase of common stock warrants		(266)	—	(266)
Cash paid for repurchase of common stock		—	—	(3,849)
Net proceeds from exercise of common stock options		—	150	610
Net proceeds from exercise of common stock warrants		5,672	—	5,822
Common stock issued in connection with ESPP		39	—	54
Net proceeds from issuance of convertible notes payable		500	500	1,000
Repayments of capital lease obligations		(10)	(73)	(220)
Cash advances from former parent company, net		—	—	8,766

Net cash provided by financing activities		19,872	19,186	90,836

Net increase in cash and cash equivalents		3,990	8,802	15,423
Cash and cash equivalents at the beginning of period		11,433	6,891	—

Cash and cash equivalents at end of period		$15,423	$15,693	$15,423

Supplemental disclosure of cash flow information:
Cash received during the period for interest		$—	$2	$727

Cash paid during the period for interest		$—	$—	$12

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock		$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as a cost of equity		$—	$13,232	$18,038

Issuance of common stock in exchange for outstanding warrants		$—	$—	$3,120

Fair value of shares mandatorily redeemable for cash upon the exercise of warrants		$—	$—	$785

Net liabilities distributed in spin-off transaction, net of cash transferred		$2,246	$—	$2,246

Issuance of common stock in payment of contingent purchase price consideration milestone		$1,579	$—	$1,579

Reclassification of warrant liability upon exercise		$10,741	$102	$10,741

Allocation of management expenses		$—	$—	$551

Fair value of stock options modified	$		$674	$674

Equipment and furnishings exchanged for common stock		$—	$—	$48

Equipment and furnishings acquired through capital lease		$—	$80	$277

Value of restricted stock units and common stock issued in lieu of bonuses included in accrued expenses		$—	$427	$634

Non-cash lease deposit		$—	$—	$50

NeuVax™ (Apthera, Inc.) Acquisition:
Fair value of shares issued at closing		$—	$6,367	$6,367
Fair value of contingent purchase price consideration			6,460	6,460

Net assets acquired, excluding cash of $168		$—	$12,827	$12,827

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

Our lead product candidate, NeuVax™ (nelipepimut-S) is the immmunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast cancer. The nelipepimut sequence stimulates specific CD8+ cytotoxic T lymphocytes (CTL) following binding to HLA-A2/A3 molecules on antigen presenting cells (APC). These activated specific CTLs recognize, neutralize and destroy through cell lysis HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on a successful Phase 2 trial, which achieved its primary endpoint of disease free survival (DFS), the Food and Drug Administration (FDA) granted NeuVax™ a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial. The Phase 3 PRESENT trial is ongoing and additional information on the study can be found at www.neuvax.com. If the randomized, double-blinded, multinational, 700 patient PRESENT trial is successful, the Company intends to seek U.S. FDA commercial registration of NeuVax™.

Based on a pilot Phase 2a study and preclinical evidence suggesting enhanced efficacy of using NeuVax™ in combination with Herceptin ® (trastuzumab: Genentech/Roche), NeuVax™ is also being developed in combination with Herceptin in a randomized Phase 2 clinical trial.

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

On September 26, 2011, the Company changed its name to Galena Biopharma, Inc. from RXi Pharmaceuticals Corporation in connection with the Company’s separation into two companies: (i) Galena, a late-stage oncology drug development company; and (ii) RXi, which continues to develop novel RNAi-based therapies utilizing our historical RNAi assets. RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in the Company’s name to Galena. On April 27, 2012, Galena completed the partial spin-off of RXi. (See Note 4)

The Company has not generated any revenue from inception through September 30, 2012 and is considered a development-stage company for accounting purposes. The Company may not generate product revenue in the foreseeable future, if ever. The Company expects to incur significant operating losses as it advances its product candidates through the drug development and regulatory process. The Company expects to continue to devote a substantial portion of its resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax™ and FBP, the Company expects that our research and development expense will increase significantly from historic levels for the foreseeable future. The Company will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from equity financings, funded research and development payments and payments received under partnership and collaborative agreements. There is no guarantee that additional funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it would be forced to scale back or terminate operations or to seek to merge with or to be acquired by another company.

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

Derivative Financial Instruments

The Company does not enter into any derivative contracts for speculative purposes. From time to time, the Company issues warrants or options to purchase our common stock to vendors as consideration to perform services. The Company may also issue warrants as part of financing transactions. The Company recognizes all derivatives, including warrants, as assets or liabilities measured at fair value, with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “ Derivatives and Hedging — Contracts in Entity’s Own Stock ” the value of some of our warrants is required to be recorded as a liability, since the holders have an option to put the warrants back to the Company in specified events (see Note 10).

Principles of Consolidation

The consolidated financial statements include the accounts of Galena and its consolidated subsidiary. All material intercompany accounts have been eliminated in consolidation.

Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Change in the fair value of warrants potentially settleable in cash	$(262)	$(1,052)	$(11,899)	$1,042
Change in the fair value of contingent purchase price consideration	(471)	655	(2,019)	683
Miscellaneous other expense	—	—	—	(2)

Total other income (expense)	$(733)	$(397)	$(13,918)	$1,723

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

2. Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” (defined as having a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. NeuVax™ Acquisition

On April 13, 2011, in concert with the decision by the Company’s Board of Directors to diversify its development programs and to become a late stage clinical development company, the Company acquired its late stage product candidate NeuVax™ through a merger acquisition of Apthera, Inc., a Delaware corporation (“Apthera”), with Apthera surviving as a wholly-owned subsidiary of the Company. At the closing of the merger, the Company issued to Apthera’s stockholders approximately 5.0 million shares of common stock of the Company and agreed to pay to the former Apthera shareholders future contingent consideration of up to $32 million based on the achievement of specified development and commercial milestones relating to the Company’s NeuVax™ product candidate. The contingent consideration is payable, at the election of the Company, in cash or in additional shares of common stock.

The goodwill associated with the acquisition is not deductible for tax purposes.

The purchase price consideration and allocation of purchase price were as follows:

(in 000’s)
Calculation of allocable purchase price:
Fair value of shares issued at closing including escrowed shares expected to be released	$6,367 (i)
Estimated value of contingent consideration	6,460

Total allocable purchase price	$12,827

Allocation of purchase price:
Cash	$168
Prepaid expenses and other current assets	14
Equipment and furnishings	11
Goodwill	5,898
In-process research and development	12,864
Accounts payable	(931)
Accrued expenses and other current liabilities	(143)
Notes payable	(1)
Deferred tax liability, non-current	(5,053)

$12,827

(i)	The value of the Company’s common stock was based upon a per share value of $1.28, the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on April 13, 2011.

The Company recorded the estimated fair value of the contingent consideration at $6.5 million based on the expected probability of achieving the specified development and commercial milestones relating to the Company’s NeuVax™ product candidate and then applying a discount rate, based on a corporate debt interest rate index publicly issued, to the expected future payments. The expected timing and probability of achieving each milestone and the discount rates applied are reviewed quarterly using the most current information to measure the contingent considertation as of the reporting date. On January 19, 2012, the first milestone was achieved, and the Company issued into escrow in favor of the former Apthera shareholders $1,000,000, or 1,315,849 shares, of common stock in payment of the related contingent consideration. The number of shares was based on the $0.76 closing price of the Company’s common stock as reported on The NASDAQ Capital Market on January 18, 2012, the day prior to achievement of the first milestone. In September 2012, the escrowed shares were released to the former Apthera shareholders from escrow, and the Company paid to the former Apthera shareholders cash of $35,016, representing an interest factor of ten percent (10%) per annum on the $1,000,000 amount of the milestone payment from February 10, 2012 through the day immediately prior to the release of the escrowed shares. During the nine months ended September 30, 2012, the Company recorded additional other expense of $579,000 related to the change in the fair value of the escrowed shares up to the date of release from escrow.

The increase in the fair value of the contingent liability during the nine months ended September 30, 2012 was $2,019,000, which is included in other income (expense) in the accompanying condensed consolidated statements of expenses. The fair value of the contingent liability at September 30, 2012 was $6,791,000. Of this amount, $925,000 is recorded as a current contingent liability.

The following presents the pro forma net loss and pro forma net loss per common share for the three and nine months ended September 30, 2011 (amounts in thousands, except per share data):

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Net loss from continuing operations	$(4,194)	$(8,533)
Net loss from discontinued operations	$(1,641)	$(5,898)
Net loss per common share, continuing operations	$(0.10)	$(0.24)
Net loss per common share, discontinued operations	$(0.04)	$(0.17)
Net loss per common share	$(0.14)	$(0.41)

4. RXi Spin-Off

Contribution Agreement

On September 24, 2011, the Company entered into a contribution agreement with RXi pursuant to which we assigned and contributed to RXi substantially all of the Company’s RNAi-related technologies and assets. The contributed assets consist primarily of our novel RNAi compounds and licenses relating to our RNAi technologies, as well as the lease of our Worcester, Massachusetts laboratory facility, fixed assets and other equipment located at the facility and our employment arrangements with certain scientific, corporate and administrative personnel who became employees of RXi. The Company also contributed $1.5 million of cash to the capital of RXi.

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

In the contribution agreement, the Company made customary representations and warranties to RXi regarding the contributed assets and other matters, and agreed to indemnify RXi against losses arising from a breach of its representations, warranties and covenants set forth in the contribution agreement.

Securities Purchase Agreement

On September 24, 2011, the Company also entered into a securities purchase agreement with RXi and two institutional investors, pursuant to which the investors agreed to purchase a total of $9,500,000 of Series A Preferred Stock of RXi (“RXi Preferred Stock”) at the closing of the spin-off of RXi, and to lend up to $1,500,000 to RXi to fund its operations between signing and closing (the “Bridge Loan”). The outstanding principal and accrued interest from the Bridge Loan was converted into RXi Preferred Stock at the closing of the spin-off of RXi and represents a portion of the $9,500,000 total investment in RXi Preferred Stock.

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

Spin-Off

The Company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis approximately 8% of the as-converted common stock of RXi, which distribution was completed on April 27, 2012. The Company distributed a total of 66,959,894 RXi shares to its shareholders on April 27, 2012. The Company retained 32,734,235 shares of common stock of RXi, which are subject to a one-year lock up period. For accounting purposes, RXi’s historical carrying amounts at the date of the spin-off are used as the basis for recording the Company’s retained ownership in RXi. Since RXi’s liabilities exceeded its assets at the spin-off date, Galena’s investment in RXi is carried at zero. The value of RXi shares held by the Company at September 30, 2012 was $0.11 per share or approximately $3,600,000, based on the average of high and low bid prices of RXi shares as reported in the OTC Bulletin Board.

The Company classified the RXi activities, including for previously reported periods, as discontinued operations in the accompanying condensed consolidated statements of expenses. The net assets of RXi were removed from the condensed consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution. Summarized balance sheet information related to the net assets distributed in the spin-off are as follows (in thousands):

	April 27, 2012	December 31, 2011
Assets
Cash and cash equivalents	$87	$556
Other current assets	66	783
Equipment and furnishings	315	355
Liabilities
Accounts payable and accrued liabilities	(1,607)	(1,747)
Convertible notes	(1,000)	(500)
Capital lease obligations	(20)	(34)

Net liabilities	$(2,159)	$(587)

Purchase Agreement Terms and Conditions

In the securities purchase agreement, the parties made customary representations and warranties to the other parties and agreed to indemnify each other against losses arising from a breach of their respective representations, warranties and covenants. In accordance with the securities purchase agreement, on April 27, 2012, RXi reimbursed the Company and the Investors $300,000 and $100,000, respectively, for transaction costs relating to the contribution agreement, the securities purchase agreement and the transactions called for by the agreements.

RXi Convertible Promissory Notes

Pursuant to the securities purchase agreement, the RXi investors purchased $1,000,000 of secured convertible promissory notes of RXi, the proceeds of which were used to fund RXi’s operations pending the spin-off of RXi. The RXi convertible notes bore interest at a rate of 7% per annum and were converted into shares of RXi Preferred Stock at a conversion price of $1,000 per share in conjunction with the completion of the spin-off.

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

The Company categorized its cash equivalents as a Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its warrants potentially settled in cash as a Level 2 hierarchy. The warrants are measured at fair market value on a recurring basis and are marked to market each quarter-end until they are settled. The contingent purchase price consideration is categorized as a Level 3 hierarchy and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and the updated discount rates based on a corporate debt interest rate index publicly issued.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14,746	$14,746	$—	$—

Total assets	$14,746	$14,746	$—	$—

Liabilities:
Warrants potentially settleable in cash	$4,904	$—	$4,904	$—
Contingent purchase price consideration	6,791	—	—	6,791

Total liabilities	$11,695	$—	$4,904	$6,791

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,433	$11,433	$—	$—

Total assets	$11,433	$11,433	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,746	$—	$3,746	$—
Contingent purchase price consideration	6,351	—	—	6,351

Total liabilities	$10,097	$—	$3,746	$6,351

A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2012 is as follows (in thousands):

	3 Months Ended September 30, 2012	9 Months Ended September 30, 2012
Balance, beginning of period	$6,320	$6,351
Payment of contingent purchase price consideration milestone	—	(1,579)
Changes in the estimated fair value of contingent acquisition purchase price consideration	471	2,019

Balance at September 30, 2012	$6,791	$6,791

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable, capital leases and convertible notes payable approximate their fair values due to their short-term nature and market rates of interest.

6. Stock-Based Compensation

The Company follows the provisions of the FASB ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payments and awards, including stock options and warrants made to employees, non-employee directors, and consultants. In accordance with the provisions of ASC 718, stock-based compensation expense based on the grant date fair value of the underlying stock is recognized as an expense over the requisite service period.

Stock-based compensation for services rendered by non-employees is recognized as compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “ Equity Based Payments to Non-Employees.”

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants in the three and nine months ended September 30, 2012 and 2011, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	0.85%	1.03%	1.06%	1.59%
Weighted average expected volatility	75.35%	98.94%	75.67%	103.27%
Weighted average expected lives (years)	6.25	5.34	6.13	5.49
Weighted average expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair values of options granted during the nine-month period ended September 30, 2012 and 2011 were $0.59 and $0.91 per share, respectively.

The weighted average fair values of options granted during the three-month period ended September 30, 2012 and 2011 were $1.23 and $0.66 per share, respectively.

The Company’s expected volatility is based on a combination of implied volatilities of similar publicly traded entities. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company has estimated an annualized forfeiture rate of 15.0% for options granted to its employees, 8.0% for options granted to senior management and no forfeiture rate for the directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes stock option activity from January 1, 2012 through September 30, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	6,163,137	$3.03	$—
Granted	1,650,000	0.92	—
Exercised	(11,250)	0.76	10,463
Cancelled	(261,816)	3.51	—

Outstanding at September 30, 2012	7,540,071	$2.55	$3,386,718

Options exercisable at September 30, 2012	5,535,205	$3.08	$1,928,425

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2012 were calculated based on the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on September 28, 2012 of $1.78 per share less the exercise price of the options. The aggregate intrinsic values of options exercised was calculated based on the difference between the exercise price of the options and the market price of the Company’s common stock on the date of exercise.

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

For the three and nine months ended September 30, 2012, 7,540,000 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended September 30, 2012, 5,747,000 shares of common stock issuable upon the exercise of warrants were excluded from the computation of diluted earnings per share for the same reason.

For the three and nine months ended September 30, 2011, 6,452,000 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three and nine months ended September 30, 2011, 20,051,000 shares of common stock issuable upon the exercise of warrants were excluded from the computation of dilutive earnings per share for the same reason.

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

Individual milestone payments may be material, and multiple milestones may be reached in the same period. The aggregate payments associated with the milestones could adversely affect the results of operations or affect the comparability of our period-to-period results. In addition, these license arrangements often give the Company the discretion to unilaterally terminate development of the product candidate and avoid making the contingent payments; however, the Company is unlikely to cease development if the product candidate achieves clinical testing objectives. The Company’s contractual obligations relating to minimum annual maintenance fees and milestone payments have not changed significantly from December 31, 2011.

9. Stockholders’ Equity

On April 13, 2012, the Company completed an underwritten public offering of 9,751,000 shares of common stock for gross proceeds of $14,626,500, resulting in approximately $13,937,000 of net proceeds to the Company after deducting the underwriting discounts and commissions and offering expenses.

10. Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2012 (in thousands):

	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant Warrants	Total
Warrants outstanding, January 1, 2012	9,470	2,400	540	978	733	14,121
Warrants issued	—	—	—	—	400	400
Warrants exercised	(6,595)	(1,999)	(180)	—	—	(8,774)

Warrants outstanding, September 30, 2012	2,875	401	360	978	1,133	5,747

Expiration	April 2017	March 2016	March 2016	August 2014	January 2014

Warrants consist of liability-classified warrants and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in April 2011, March 2011, March 2010, and March 2009. These warrants were determined not to be indexed to the Company’s own stock as they are potentially settleable in cash.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. The change in the estimated fair value of the warrant liability is recorded in the condensed consolidated statement of expenses as other income (expense). The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following inputs:

	As of September 30, 2012
	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$0.65	$0.65	$2.50	$4.50
Expected term	4.56	3.43	3.50	1.80
Volatility	78.93%	67.96%	68.18%	62.59%
Risk free rate	0.55%	0.38%	0.39%	0.22%

	As of December 31, 2011
	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$0.65	$0.65	$2.50	$4.50
Expected term	5.30	0.03	4.80	2.60
Volatility	98.91%	98.91%	98.91%	98.91%
Risk free rate	0.83%	0.02%	0.83%	0.31%

The Company’s expected volatility is based on a combination of implied volatilities of similar publicly traded entities. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the time of issuance. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

The change in fair value of the warrant liability during the three months ended September 30, 2012 was as follows (in thousands):

	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, June 30, 2012	$3,736	$1,013	$305	$175	$5,229
Fair value of warrants exercised	(25)	(562)	—	—	(587)
Change in fair value of warrants	286	54	(55)	(23)	262

Warrant liability, September 30, 2012	$3,997	$505	$250	$152	$4,904

The change in fair value of the warrant liability during the nine months ended September 30, 2012 was as follows (in thousands):

	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2012	$3,154	$412	$116	$64	$3,746
Fair value of warrants exercised	(8,086)	(2,401)	(254)	—	(10,741)
Change in fair value of warrants	8,929	2,494	388	88	11,899

Warrant liability, September 30, 2012	$3,997	$505	$250	$152	$4,904

The change in fair value of the warrant liability during the three months ended September 30, 2011 was as follows (in thousands):

	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, June 30, 2011	$12,320	$1,310	$324	$300	$14,254
Fair value of warrants exercised	(80)	—	—	—	(80)
Change in fair value of warrants	903	162	—	(13)	1,052

Warrant liability, September 30, 2011	$13,143	$1,472	$324	$287	$15,226

The change in fair value of the warrant liability during the nine months ended September 30, 2011 was as follows (in thousands):

	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2011	$—	$—	$1,195	$1,943	$3,138
Fair value of warrants issued	11,438	1,794	—	—	13,232
Fair value of warrants exercised	—	(102)	—	—	(102)
Change in fair value of warrants	1,705	(220)	(871)	(1,656)	(1,042)

Warrant liability, September 30, 2011	$13,143	$1,472	$324	$287	$15,226

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services. These warrants are recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2012 up through the date these financial statements were issued. The Company did not have any material recognizable or unrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2012 and results of operations for the three months and nine months ended September 30, 2012 and 2011, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 28, 2012.

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

Our lead product candidate, NeuVax™ (nelipepimut-S) is the immmunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast carcinoma. The nelipepimut sequence stimulates specific CD8+ cytotoxic T lymphocytes (CTL) following binding to HLA-A2/A3 molecules on antigen presenting cells (APC). These activated specific CTLs recognize, neutralize and destroy through cell lysis HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on a successful Phase 2 trial, which achieved its primary endpoint of disease free survival (DFS), the Food and Drug Administration (FDA) granted NeuVax™ a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study. The Phase 3 trial is ongoing and additional information on the study can be found at www.neuvax.com. If the randomized, double-blinded, multinational, 700 patient PRESENT trial is successful, the Company intends to seek FDA commercial registration for NeuVax™.

Based on a pilot Phase 2a study and preclinical evidence suggesting enhanced efficacy of using NeuVax™ in combination with Herceptin ® (trastuzumab: Genentech/Roche), NeuVax™ is also being developed in combination with Herceptin in a randomized Phase 2 clinical trial.

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

The Company acquired our NeuVax™ product candidate in April 2011. Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. In connection with our acquisition of NeuVax™, we reduced the scope of our RNAi activities.

On September 26, 2011, the Company changed its name from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc. in connection with the Company’s separation into two companies: (i) Galena, a late-stage oncology drug development company; and (ii) RXi Pharmaceuticals Corporation, or RXi, which continues to develop novel RNAi-based therapies utilizing our historical RNAi assets.

RXi was formed by Galena in agreement with two institutional investors. On September 24, 2011, Galena contributed to RXi substantially all of our RNAi-related technologies and assets and entered into a number of agreements relating to RXi’s ongoing business and operations. RXi will focus on developing and commercializing therapeutic products based on RNAi technologies for the treatment of human diseases, including its lead anti-scarring and anti-fibrosis product candidate, RXI-109. On April 27, 2012, Galena completed the partial spin-off of RXi.

We have have not generated any revenues since inception nor are any revenues expected for the foreseeable future. We expect to incur significant operating losses for the foreseeable future while we advance our future product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we hire additional management and administrative personnel. We will need to generate significant revenues to achieve profitability and may never do so.

Results of Operations

For the Three Months and Nine Months Ended September 30, 2012 and September 30, 2011

For the three months ended September 30, 2012, we realized a net loss of approximately $6,261,000 compared with a net loss of approximately $5,475,000 for the three months ended September 30, 2011. The reasons for the increase in net loss of $786,000, or approximately 14%, are discussed below.

For the nine months ended September 30, 2012, our net loss was approximately $31,218,000 compared with a net loss of $13,074,000 for the nine months ended September 30, 2011. The reasons for the increase in net loss of $18,144,000, or approximately 139%, are discussed below.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as clinical trial expenses, licensing fees and patent prosecution costs. We expect research and development expenses to increase as we expand our clinical development activities.

Total research and development expenses from continuing operations were approximately $4,169,000 for the three months ended September 30, 2012, compared with $1,367,000 for the three months ended September 30, 2011. The increase of $2,802,000, or 205%, was due primarily to an increase of $2,742,000 related to the ramp up of our Phase 3 PRESENT clinical trial for NeuVax™ and an increase of $48,000 and $12,000 related to higher expenses for research and development related employee stock based compensation and non-employee stock based compensation, respectively, primarily related to timing of grants and changes in our Black-Scholes assumptions.

Total research and development expenses from continuing operations were approximately $10,553,000 for the nine months ended September 30, 2012, compared with $1,757,000 for the nine months ended September 30, 2011. The increase of $8,796,000, or 501%, was due to an increase of $8,370,000 related to the ramp up of our Phase 3 PRESENT clinical trial for NeuVax™ and an increase of $138,000 and $288,000 related to higher expenses for research and development related employee stock based compensation and non-employee stock based compensation, respectively, primarily related to timing of grants and changes in our Black-Scholes assumptions.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expense from continuing operations was approximately $1,359,000 for the three months ended September 30, 2012, compared with $2,068,000 for the three months ended September 30, 2011. The decrease of approximately $709,000, or 34%, was due to a $351,000 decrease in personnel related costs and professional and outside services, along with a $523,000 decrease in employee share based compensation expense, which was primarily related to the timing of grants and changes in our Black-Scholes assumptions. These decreases were partially offset by an increase of $165,000 related to common stock and warrants issued for business advisory services.

General and administrative expense from continuing operations was approximately $5,068,000 for the nine months ended September 30, 2012, compared with $7,136,000 for the nine months ended September 30, 2011. The decrease of approximately $2,068,000, or 29%, was due to a $835,000 decrease in personnel related costs, professional costs and outside services along with a $1,669,000 decrease in employee share based compensation expense, which was primarily related to the timing of grants and changes in our Black-Scholes assumptions. These decreases were partially offset by an increase of $436,000 related to common stock and warrants issued for business advisory services.

Interest Income (Expense)

Interest income (expense) from continuing operations was negligible for each of the three and nine months ended September 30, 2012 and 2011. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher-risk securities, which generally have less liquidity and more volatility.

Other Income (Expense)

Other expense from continuing operations was $733,000 for the three months ended September 30, 2012, compared with other expense of $397,000 for the three months ended September 30, 2011. Other expense primarily represents an increase in the fair value of warrants accounted for as a liability, as well as warrants settled during the three months ended September 30, 2012 of $262,000 and an increase in the fair value of the contingent purchase price consideration liability of $471,000. Changes in the fair value of the warrant liabilities for the three months ended September 30, 2011 were a function of a change in the number of warrants outstanding and in the market price of our common stock as compared to the strike price of the warrants and other Black Scholes pricing model assumptions used to the value warrant liability. The change in the fair value of the contingent purchase price liability was a function of a change to the underlying discount rate affecting the time value of money as well as the expected timing for achieving certain milestones.

Other expense from continuing operations was $13,918,000 for the nine months ended September 30, 2012 compared with other income of $1,723,000 for the nine months ended September 30, 2011. Other expense primarily represents an increase in the fair value of warrants accounted for as a liability, as well as warrants settled during the nine months ended September 30, 2012 of $11,899,000 and an increase in the fair value of a contingent purchase price consideration liability of $2,019,000. Changes in the fair value of the warrant liabilities from the nine months ended September 30, 2011 were a function of changes in the number of warrants outstanding, and in the market price of our common stock as compared to the strike price of the warrants and other Black Scholes pricing model assumptions used to the value warrant liability. Changes in the fair value of the contingent purchase price liability were a function of changes to the underlying discount rates affecting the time value of money as well as the timing as to when we expect to achieve certain milestones.

Loss from Discontinued Operations

There was no loss from discontinued operations for the three months ended September 30, 2012, compared to loss from discontinued operations of $1,641,000 for the three months ended September 30, 2012. There were no corresponding RXi expenses for the three months ended September 30, 2012, because RXi has operated as a separate entity following the completion of its spin-off from Galena on April 27, 2012.

Loss from discontinued operations was $1,644,000 for the nine months ended September 30, 2012, compared to loss from discontinued operations of $5,898,000 for the nine months ended September 30, 2012. The decrease of $4,254,000, or 72%, was primarily due to the decreased level of activity by RXi in 2012 compared to 2011 and to the fact that there were no RXi expenses included in Galena’s results of operations after the completion of the spin-off of RXi on April 27, 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $15.4 million as of September 30, 2012, compared with $11.4 million as of December 31, 2011. We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we hire additional management and administrative personnel. We will need to generate significant revenues to achieve profitability and might never do so.

We believe that our existing cash and cash equivalents and other current working capital should be sufficient to fund our operations through at least the third quarter of 2013. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $15,795,000 for the nine months ended September 30, 2012 compared with $10,499,000 for the nine months ended September 30, 2011. The increase of approximately $5,296,000 resulted primarily from a net loss of $31,218,000 for the nine months ended September 30, 2012 as compared to $13,074,000, as described above. These net loss amounts were adjusted for non-cash items of $15,375,000 and $1,338,000 for the nine months ended September 30, 2012 and 2011, respectively, which primarily includes the change in the fair value of the warrants, changes in the fair value of contingent purchase price consideration, and the changes to non-cash stock based compensation expense, and was also adjusted for changes in working capital accounts of $48,000 and $1,237,000, respectively.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $87,000 for the nine months ended September 30, 2012 compared with cash provided by investing activities of $115,000 for the nine months ended September 30, 2011. The change was primarily due to cash transferred to RXi in the spin-off of $87,000 during the nine months ended September 30, 2012, as compared to $168,000 received as part of the NeuVax (Apthera, Inc.) acquisition, partially offset by $53,000 used to purchase furnishing and fixtures during the nine months ended September 30, 2011.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $19,872,000 for the nine months ended September 30, 2012 compared with $19,186,000 for the nine months ended September 30, 2011. The increase was primarily due to $5,672,000 received from the exercise of warrants and $500,000 from the issuance of convertible notes during the nine months ended September 30, 2012, which did not occur during the nine months ended September 30, 2011, and offset by $4,672,000 less cash received from the issuance of common stock during the current nine-month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Principal Financial Officer (the “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this Quarterly Report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1.A RISK FACTORS

You should read and consider the risk factors included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 28, 2012 with the SEC, and in our Quarterly Report on Form 10-Q for the six months ended June 30, 2012, filed on August 14, 2012 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment letter agreement, effective July 16, 2012, between Galena Biopharma, Inc. and Ryan M. Dunlap (1) *

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer.**

101	The following financial information from the Quarterly Report on Form 10-Q of Galena Biopharma, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (2) Condensed Consolidated Statements of Expenses for the three months and nine months ended September 30, 2012 and 2011 and for the period from January 1, 2003 (inception) to September 30, 2012; (3) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the cumulative period from January 1, 2003 (inception) to September 30, 2012; and (4) Notes to Condensed Consolidated Financial Statements. (2)

(1)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 14, 2012 (File No. 001-33958) and incorporated by reference herein.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.
*	Indicates a management contract or compensatory plan or arrangement
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn
Mark J. Ahn, Ph.D.
President and Chief Executive Officer

Date: November 13, 2012

By:	/s/ Ryan M. Dunlap
Ryan M. Dunlap
Director of Finance (Principal Financial and Accounting Officer)

Date: November 13, 2012