Form 10-K
period 2012-12-31
Galena Biopharma, Inc.
filed 2013-03-12
CIK 1390478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Capital Market on June 30, 2012, was approximately $111,370,000.

As of March 11, 2013, the registrant had 83,067,652 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2012, are incorporated by reference in this Form 10-K.

1

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

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing innovative, targeted oncology treatments addressing major unmet medical needs to advance cancer care. We currently are developing innovative, peptide antigen-based “off the shelf” cancer immunotherapies for potential application to treatment of large populations of cancer survivors. Peptide vaccines have several potential clinical advantages over existing cancer treatments including excellent safety profiles, long-lasting protection through immune system activation, as well as an acceptable mode of administration (intradermal injection). In addition, there are potential commercial advantages in that these are readily and reproducibly manufactured products that could have a wide reach into the physicians’ office, with no special requirements for delivery to the office or to patients.

A key differentiator in our approach is a focus on “minimal residual disease” that may remain in cancer survivors. The strategy is to prevent recurrence in early stage patient groups who may harbor “occult” residual cancer cells that are not detectable by current imaging and biomarkers, and despite adjuvant therapy and radiation therapy will relapse in significant numbers over time.

Our lead product candidate, NeuVax™ (nelipepimut-S) is the immmunodominant nonapeptide derived from the extracellular domain of the HER2 (Human Epidermal Growth Factor Receptor 2) protein, a well-established target for therapeutic intervention in breast cancer. The nelipepimut sequence stimulates specific CD8+ cytotoxic T lymphocytes, or “CTLs,” following binding to HLA-A2/A3 molecules on antigen presenting cells, or “APC.” These activated specific CTLs recognize, neutralize and destroy through cell lysis HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on a successful Phase 2 trial, the U.S. Food and Drug Administration, or “FDA,” granted NeuVax™ a Special Protocol Assessment, or “SPA,” for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax™ Treatment) trial. The primary endpoint of the Phase 2 trial was disease free survival, or “DFS.” If the randomized, double-blinded, multinational, 700-patient PRESENT trial is successful, we intend to seek FDA commercial registration of NeuVax™.

Based on a pilot study and preclinical evidence suggesting enhanced efficacy of using NeuVax™ in combination with Herceptin® (trastuzumab: Genentech/Roche), we recently commenced a randomized multicenter Phase 2 clinical trial, NeuVax™ in combination with Herceptin in breast cancer patients.

Our second product candidate, Folate Binding Protein, or “FBP,” is the E39 peptide over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is the source of immunogenic peptides like E39 that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, granulocyte macrophage-colony stimulating factor (GM-CSF). Galena’s FBP vaccine, E39, is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

We acquired NeuVax™ in April 2011 in connection with our merger acquisition of Apthera, Inc, or “Apthera.” Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. In connection with our acquisition of NeuVax™, we reduced the scope of our RNAi activities. We may pursue selective acquisitions of other cancer treatments to complement or add to our existing cancer immunotherapies.

On September 26, 2011, we changed our name to Galena Biopharma, Inc. from RXi Pharmaceuticals Corporation in connection with the proposed partial spin-off of our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi.” RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in our name to Galena. In April, 2012, we completed the partial spin-off of RXi, which is engaged in the development of novel RNAi-based therapies.

Unless the context otherwise indicates, references in this annual report to the “company,” “we,” “us” or “our” refer (i) to Galena, Apthera and RXi, collectively, prior to the partial spin-off of RXi; and (ii) to only Galena and Apthera, together, after the partial spin-off.

Our Oncology Therapeutic Programs

The chart below summarizes the current status of our oncology drug development programs, with the dark shading indicating completed stages of development and the light shading indicating development activities we intend to prioritize in the near-term:

We are developing a pipeline of immunotherapy product candidates for the treatment of various cancers based on the E75 peptide (nelipepimut-S), the most advanced of which is NeuVax, which is targeted at preventing the recurrence of breast cancer. NeuVax has had positive Phase 1/2 clinical trial results for the prevention of breast cancer recurrence in patients who have had breast cancer and received the standard of care treatment (surgery, chemotherapy, radiotherapy and hormonal therapy as indicated). We initiated our Phase 3 PRESENT clinical trial of NeuVax for the prevention of breast cancer recurrence in early-stage low-to-intermediate HER2 breast cancer patients in 2012. For the results of a single trial to support registration for an indication, the results of the trial must be internally consistent, clinically meaningful, and statistically very persuasive. Specifically, FDA has indicated that, in general, the results from two Phase 3 studies would be required to support approval, and it would accept a single pivotal study in support of approval if the results of the trial was internally consistent, clinically meaningful and statistically very persuasive.

NeuVax is an immunotherapy that stimulates the immune system to actively seek out and selectively kill cancer cells. NeuVax directs “killer” T-cells to target and destroy cancer cells that express HER2/neu, a protein associated with epithelial tumors in breast, ovarian, pancreatic, colon, bladder and prostate cancers. NeuVax is comprised of a HER2/neu-derived peptide called nelipepimut-S. Nelipepimut-S is a nine-amino acid sequence that is immunogenic (produces an immune response) and GM-CSF is a commercially available protein that acts to stimulate and activate components of the immune system such as macrophages and dendritic cells.

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

We are also developing novel applications for NeuVax based on preclinical studies and Phase 2 clinical trials which suggest that combining NeuVax and trastuzumab (Herceptin ® ; Genentech/Roche) can increase antigen presentation by tumor cells by promoting receptor internalization and subsequent proteosomal degradation of the HER2 protein. Based on these results, we have commenced a randomized, multicenter Phase 2 trial in 300 patients that will compare NeuVax with trastuzumab versus trastuzumab alone.

We also are pursuing additional therapeutic indications for NeuVax that are currently in Phase 1/2 clinical trials. Under our investigational new drug application, or “IND,” open protocols for the treatment of prostate cancer, ovarian cancer and bladder cancer exist for patient populations with the same general criteria for eligibility as in breast cancer (i.e., early-stage disease and adjuvant treatment setting after surgery with immunologic competence). An early stage clinical study in high-risk prostate cancer confirmed the ability of the patients to mount a nelipepimut-S specific immune response. We may explore whether NeuVax provides clinical benefits in other areas, such as a prophylactic vaccine against breast cancer occurrence in healthy women with a high likelihood for developing breast cancer based on genetic assays or biomarkers and a strong positive familial history of breast cancer, and in HER2 overexpressing gastric cancer. Herceptin ® is approved for this indication, and there is a significant clinical rationale for NeuVax’s potential efficacy in this indication. We also may investigate the use of NeuVax in combination with other therapies with a view to leveraging NeuVax’s attractive safety profile and targeted mechanism of action. Clinical trials conducted on NeuVax have provided proof-of-principle data in early-stage node-negative breast cancer, although such data is preliminary and not statistically significant, since the trials were not designed to provide statistically significant efficacy data. Both the early-stage node-negative breast cancer indication and the high-risk patient indication are longer-term areas of interest that we currently expect to explore only with support from corporate partners.

We are also developing novel applications for Folate Binding Protein (FBP). FBP is highly over-expressed in breast, ovarian and endometrial cancers and is a well-validated therapeutic target. FBP is the source of immunogenic peptides like E39 that can stimulate cytotoxic T lymphocytes (CTL) to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, granulocyte macrophage-colony stimulating factor (GM-CSF). Galena’s FBP vaccine, E39, is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Recent Developments (in reverse chronological order)

Final Landmark 60-Month Data from NeuVax™ Phase 1/2 Trials — We announced NeuVax landmark 60-month Phase1/2 data, which revealed that the combined SN-33 (Node Positive) and SN-34 (Node Negative) Intent-to-treat population continued to demonstrate an excellent safety and efficacy profile. Also, after establishing statistical significance at the 36-month Landmark Analysis, or the same endpoint as the ongoing Phase 3, the 60-month Landmark Analysis demonstrated a 5.6% recurrence rate with NeuVax vs. a 25.9% recurrence rate in the control arm, or a recurrence reduction of 78.4%. The Phase 2 HER2 IHC 1+/2+ patients from SN-33 established the Phase 3 patient population.

On December 7, 2012, we presented data from the completed SN-33 Trial and final results from the Phase 1/2 trials of NeuVax™ at the 35th Annual CTRC-AACR San Antonio Breast Cancer Symposium.

Multiple clinical trials have shown NeuVax to be safe and effective at raising HER2 immunity. Trials SN-33 (NP) (n=97) and SN-34 (NN) (n=90) enrolled clinically eligible patients who were rendered disease-free after completion of standard of care multi-modality therapy (n=187). Treatment assignment was then based on HLA type, with HLA-A2/A3 patients vaccinated and HLA-A2/A3 negative patients followed prospectively as controls for recurrence. NeuVax exhibited an excellent safety and tolerability profile, and demonstrated a durable response out to 60 months.

Leica Biosystems Partnership — We entered into a partnership agreement with Leica Biosystems (Leica) to develop a fully-automated HER2 diagnostic to support identification of appropriate HER2 negative (IHC 1+/2+) patients for NeuVax, as Galena strengthens its personalized medicine and regulatory pathway with the companion diagnostic development.

On December 6, 2012, we announced a partnership with Leica Biosystems to develop a companion diagnostic for Galena’s NeuVax™ (nelipepimut-S) breast cancer therapeutic. Leica is a global leader in workflow solutions and laboratory automation for anatomic pathology, bringing clinicians and researchers high workflow efficiency and confidence in cancer diagnostics. Leica provides a comprehensive product range with easy-to-use and consistently reliable solutions for the entire laboratory. Leica’s Bond Oracle™ HER2 IHC System companion diagnostic will be used to support the selection of the appropriate patients for the NeuVax Phase 3 PRESENT study. NeuVax targets HER2 negative patients (IHC 1+, or 2+ and FISH < 2.2) who achieve remission with current standard of care, but have no available HER2-targeted adjuvant treatment options to maintain their disease-free status. Leica’s Bond Oracle™ HER2 IHC System is an FDA cleared semi-quantitative immunohistochemical (IHC) assay to determine HER2 (Human Epidermal Growth Factor Receptor 2) oncoprotein status in breast cancer tissue processed for histological evaluation.

Teva Pharmaceuticals Partnership — We entered into a partnership with Teva Pharmaceuticals, which includes future commercialization of NeuVax in Israel and financial support for our development activities in Israel, as key clinical sites are approved and established in Israel for PRESENT Phase 3 trial.

Effective December 3, 2012, we entered into a license and supply agreement with ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals (“ABIC”), under which we granted ABIC exclusive rights to seek marketing approval in Israel for NeuVax for intradermal injection for the treatment of breast cancer following its approval by the U.S. Food and Drug Administration or the European Medicines Agency, and to market, sell and distribute NeuVax in Israel assuming such approval is obtained. ABIC’s rights also include a right of first refusal in Israel for all future indications for which NeuVax may be approved. Under the license and supply agreement, ABIC will assume responsibility for regulatory registration of NeuVax in Israel, provide financial support for local development, and commercialize the product in the region in exchange for making royalty payments to us based on future sales of NeuVax. ABIC also agrees in the license and supply agreement to purchase from us all supplies of NeuVax at a price determined according to a specified formula.

Folate Binding Protein (FBP) Japan Patent — We were issued a Composition of Matter and Treatment patent which covers FBP peptide variants for individual or expanded use in combination with the novel FBP vaccine, E39. The patent also provides exclusivity in Japan until 2022, with additional worldwide patent filings pending. The FBP Phase 1/2 trial is on track for results in 2013.

On August 13, 2012, we announced the issuance of a patent from the Japan Patent Office (JPO) for a Composition of Matter and Method of Treatment patent covering Folate Binding Protein (FBP) peptide variants for use either alone or in combination with the FBP cancer vaccine, E39. The Japanese patent provides exclusivity in the country until 2022, with additional worldwide patent filings pending.

NeuVax™ U.S. Patent — We were issued a U.S. patent which provides NeuVax exclusivity for our primary NeuVax indication until 2028, not including any patent term extensions, and strengthens NeuVax intellectual property position for treating the Phase 3 target population of low-to-intermediate (IHC 1+/2+) HER2 patients.

On July 18, 2012, we announced the issuance of a key patent, originally allowed in March 2012, from the U.S. Patent and Trademark Office (USPTO) covering the use of NeuVax for inducing immunity to breast cancer recurrence in patients having low-to-intermediate IHC levels of 1+ or 2+ and a FISH rating of less than 2.0. These patients represent a significant unmet medical need, with as much as 80% of breast cancer patients who do not qualify for Herceptin® therapy.

RXI Spin-off — We completed a one-for-one RXi Pharmaceuticals stock dividend to Galena stockholders while retainining a significant equity interest in RXi, with potential to receive up to $45 million in milestone payments. With the spin-off, we effectively completed our change in strategic focus from RNAi to oncology and eliminated RNAi-related cash expenditures.

The partial spin-off of RXi was completed in April 2012.

Financial Condition

We had cash, cash equivalents and marketable securities of approximately $31.6 million as of March 11, 2013. We believe that our existing working capital should be sufficient to fund our operations through at least the second quarter of 2014. This projection is based on our current planned operations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project.

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We expect to continue to devote a substantial portion of our resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, our research and development expense has increased significantly from historic levels. We will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from equity financings, funded research and development payments and payments received under partnership and collaborative agreements. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.

Corporate Information

Our principal executive offices are located at 310 N. State Street, Suite 208, Lake Oswego, Oregon 97034, and our phone number is (855) 855-4253. Our website address is www.galenabiopharma.com. We do not incorporate the information on our website into this annual report, and you should not consider such information part of this annual report.

We were incorporated as Argonaut Pharmaceuticals, Inc. in Delaware on April 3, 2006 and changed our name to RXi Pharmaceuticals Corporation on November 28, 2006. On September 26, 2011, we changed the name of our company from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc., as described above.

Summary of NeuVax

General

NeuVax is a cytotoxic T-cell activating, epitope-specific immunotherapy comprised of a peptide called nelipepimut-S and an immune adjuvant called GM-CSF (sargramostim). nelipepimut-S is derived from HER2, a 185-Kd transmembrane glycoprotein that is part of the epidermal growth factor (“EGF”) family of tyrosine kinases. GM-CSF is recombinant human granulocyte-macrophage colony stimulating factor, a stimulator and activator of macrophages and dendritic cells. HER2 is expressed at very low levels in a number of normal epithelial tissues but is amplified and overexpressed in many epithelial tumors. HER2/neu is key to growth of cancer and has proven to be a profitable target for such drugs as Herceptin ® and Tykerb.

Clinical trials have shown that NeuVax boosts a pre-existing immune response found in most cancer patients. Its active component, the 9-amino acid peptide, nelipepimut-S (derived from amino acids 369-377 in the extracellular domain of the HER2 protein), is the synthetic version of an epitope recognized by cytotoxic T-lymphocytes (“CTLs”) and was originally found in tumor-infiltrating lymphocytes of breast and ovarian cancer patients. In contrast to previous clinical studies with peptides, nelipepimut-S induces a 1,000-fold increased T-cell response; typically 1-2% of circulating T-cells become reactive to the nelipepimut-S peptide. Such nelipepimut-S-reactive T-cells are therapeutically active as measured by a reduction in disease recurrence in early-stage breast cancer patients. Figure 1 below shows the 60-month follow-up data for all patients treated during the Phase 2 clinical trial, including both node positive and node negative patients, HER2 1+, 2+, and 3+ patients, as well as optimally dosed and sub-optimally dosed. The Kaplan-Meier Disease Free Survival rate improved for the patients receiving NeuVax (N=26) compared to the control group (N=44). An even greater improvement can be seen when we focus on Phase 2 patients who meet the proposed Phase 3 clinical protocols ( i.e. , node-positive, low and intermediate HER2+ expressor, optimally-dosed patients) (N=18) compared to the control (N=27). Figure 2, below, shows the 60-month follow-up data for such patients, and the results are statistically significant.

Figure 1 — Kaplan-Meier Disease-Free Survival for All Node Positive Phase 2 Patients

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

NeuVax has been evaluated in Phase 1/2 clinical trials in early-stage breast cancer patients and a Phase 1/2 trial in prostate cancer patients at high risk for disease recurrence. On January 19, 2012, we initiated our PRESENT trial for NeuVax™ (nelipepimut-S peptide plus GM-CSF) vaccine in low-to-intermediate HER2expressing breast cancer patients (often referred to as HER2 negative) in the adjuvant setting to prevent recurrence (Clinicaltrials.gov identifier NCT01479244). The PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study is a randomized, multicenter, multinational clinical trial that will enroll approximately 700 breast cancer patients. The trial design has been updated to include current National Comprehensive Cancer Network (“NCCN”) guidelines and has received Special Protocol Assessment, or “SPA,” concurrence from the U.S. Food and Drug Administration, or “FDA.” Based on a previous Phase 2 trial of NeuVax that achieved its primary endpoint of disease-free survival, or “DFS,” the FDA has agreed in the SPA that the design and planned analysis of the Phase 3 PRESENT study is adequately designed to provide the necessary data that, depending upon the outcome, could support a regulatory submission for marketing approval.

In addition to breast cancer, we intend to further develop NeuVax for the treatment of prostate cancer patients at high risk for disease recurrence, as well as for other solid tumor types that express HER2.

Market Opportunity for NeuVax

NeuVax targets a significant unmet medical need and blockbuster market opportunity. There are approximately 230,000 cases of invasive breast cancer diagnosed in the United States every year, by far, the most commonly diagnosed malignancy in women. Of these women, about 70-80% test positive for HER2 (IHC 1+, 2+ or 3+), but only 20-30% of all breast cancer patients, those with HER2 3+ disease, are eligible for Herceptin ® (trastuzumab; Roche-Genentech). Herceptin ® revenues totaled more than $5.5 billion in 2011, with approximately $4.5 billion from U.S. sales due to its use in the adjuvant setting. NeuVax targets the remaining 50% of HER2 positive patients (HER2 1+ and 2+) who achieve remission with current standard of care, but have no available HER2 targeted adjuvant treatment options to maintain their disease-free status. Based on the Phase 3 target patient population, the target market for NeuVax is approximately 35,000-40,000 patients annually.

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

Patents and Patent Applications

Galena exclusively licenses from the University of Texas an issued US patent covering the nelipepimut-S peptide contained in NeuVax as a composition of matter. The patent expires in 2015 and was not filed outside the US.

Galena also is actively prosecuting two patent families, including 14 pending applications, exclusively licensed from The Henry M. Jackson Foundation covering particular uses of nelipepimut-S. The first family of patents claims methods of using nelipepimut-S to induce immunity against breast cancer recurrence, and was filed the United States, Australia, Canada, China, Europe, Japan, Korea and Mexico. The applications in the United States and Mexico issued in 2012. These patents, and any patents which issue from the remaining applications, will expire in 2028, not including any patent term extensions. The second family claims methods of using nelipepimut-S in combination with trastuzumab (Herceptin ®) as a vaccine, and was filed in the United States, Australia, Canada, Europe and Japan. The Australian application issued in 2012. This patent, and any patents which issue from the remaining applications, will expire in 2026, not including any patent term extensions.

Galena also exclusively licenses from The Henry M. Jackson Foundation a patent family covering folate binding peptide variants, including our FBP product candidate, and their use alone or combination as a vaccine. Patents have issued in the United States, Canada and Japan, and there are pending applications in the United States, Europe and Japan. Patents in this family will expire in 2022, not including patent term extensions.

License Agreements

We acquired exclusive and non-exclusive rights to develop NeuVax for the treatment of cancer by licensing key patent rights from third parties. These rights include composition of matter on nelipepimut-S, the active peptide component of NeuVax, and methods of use thereof.

The Board of Regents, University of Texas and The Henry M. Jackson Foundation

We obtained an exclusive license from the University of Texas through our Patent and Technology License Agreement with The Board of Regents of the University of Texas System (the “Texas License”). The Texas License provides an exclusive right to use the nelipepimut-S peptide in humans for therapeutic purposes, under Issued U.S. Patent No. 6,514,942, titled “Methods and Compositions for Stimulating T-lymphocytes.” This patent expires in 2015, without taking into account any patent extensions that may be available, and we do not expect to commence commercialization of NeuVax prior to 2017, if at all.

We have also secured an exclusive license to practice the inventions described in PCT Published Patent Application WO/2008/15057, titled “Vaccine for the Prevention of Breast Cancer Relapse” from The Henry M. Jackson Foundation. National applications have been filed in the United States, Australia, Canada, China, Europe, Japan, Korea and Mexico. These applications provide protection on improved methods for inducing immunity against breast cancer recurrence using the nelipepimut-S peptide as identified in clinical trials. The applications in the United States and Mexico issued in 2012. These patents, and any patents which issue from the remaining applications, will expire in 2028, not including any patent term extensions.

We also have an exclusive license from The Henry M. Jackson Foundation to practice the inventions described in PCT Published Patent Application WO/2007/030771, titled “Targeted Identification of Immunogenic Peptides”, insofar as they cover the use of nelipepimut-S in combination with trastuzumab (Herceptin ®) as a vaccine. National applications have been filed in the United States, Australia, Canada, Europe and Japan. The Australian application issued in 2012. This patent, and any patents which issue from the remaining applications, will expire in 2026, not including any patent term extensions.

The issued United States patent and any patents that may issue from the licensed or pending patent applications will expire between 2015, for our U.S. composition of matter patent, and 2028, for other patent applications covering methods of treating cancer patients, not including any patent term extensions. In connection with the Texas License, we are obligated to pay specified milestones and royalties on sales of products covered by the licensed patents, including royalties possibly extending beyond the expiration date of a patent.

In addition, we have an exclusive license from The Henry M. Jackson Foundation to practice the inventions described in PCT Published Patent Application WO/2002/072766, titled “Induction of Tumor Immunity by Variants of Folate Binding Proteins,” covering folate binding peptide variants and their use alone or in combination as a vaccine. Patents have issued in issued in the United States, Canada and Japan, and there are pending applications in the United States, Europe and Japan. Patents in this family will expire in 2022, not including patent term extensions.

Teva Pharmaceuticals

Effective December 3, 2012, we entered into a license and supply agreement with ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals (“ABIC”), under which we granted ABIC exclusive rights to seek marketing approval in Israel for our NeuVax product candidate for intradermal injection for the treatment of breast cancer following its approval by the FDA or the European Medicines Agency, and to market, sell and distribute NeuVax in Israel assuming such approval is obtained. ABIC’s rights also include a right of first refusal in Israel for all future indications for which NeuVax™ may be approved.

Under the license and supply agreement, ABIC will assume responsibility for regulatory registration of NeuVax in Israel, provide financial support for local development, and commercialize the product in the region in exchange for making royalty payments to us based on future sales of NeuVax. ABIC also agrees in the license and supply agreement to purchase from us all supplies of NeuVax at a price determined according to a specified formula.

Competition

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

For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease free survival. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (Herceptin®) may be given to patients with tumors with high expression of HER2 (IHC 3+), as well as other novel targets such as MUC1 which may be useful in treating breast cancer.

There are a number of cancer vaccines in development for breast cancer, including but not limited to Lapuleucel-T (Dendreon), AE-37 (Antigen Express) and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, and AE-37 has published data in the HER2 breast cancer patient population, there is no guarantee that any of the these compounds will not in the future be indicated for treatment of low-to-intermediate HER2 breast cancer patients and become directly competitive with NeuVax™.

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

Human Resources

As of March 11, 2013, the company had 12 full-time employees, of whom seven were engaged in research and development and five were engaged in management, administration and finance. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

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

You may have difficulty evaluating our business, because we acquired Apthera during 2011 and spun off RXi in 2012. Following the partial spin-off of RXi, our financial statements no longer reflect the consolidated financial condition and results of operations of RXi, and we account for our partial ownership of RXi based on the cost method of accounting. We may pursue selective acquisitions of other cancer treatments to complement or add to our existing cancer immunotherapies. For these reasons, the historical consolidated financial information incorporated by reference in this prospectus do not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future.

There also is no assurance that we will be successful in implementing our new focus as an oncology product development and cancer treatment pipeline company.

We are largely dependent on the success of our two leading drug candidates, neither of which may receive regulatory approval or be successfully commercialized.

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

We currently generate no revenue from sales, and we may never be able to develop marketable products. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although NeuVax has exhibited no serious adverse events (SAEs) associated with the drug in the Phase 1/2 clinical trial, further testing in our Phase 3 trial may undermine those determinations or unexpected side effects may arise. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.

We, the FDA or other applicable regulatory authorities or an institutional review board, or “ IRB ,” which is an independent committee under the oversight of the United States Department of Health and Human Services, or “ HHS ,” that has been formally registered with HHS and functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•

difficulties or delays in enrolling patients in our Phase 3 PRESENT study or Phase 2 studies of NeuVax, or our Phase 1/2 clinical trials of FBP, in conformity with required protocols or projected timelines or in our other clinical trials;

•

conditions imposed on us by the FDA, including the possibility that the FDA would require an additional Phase 3 trial of NeuVax, or comparable foreign authorities regarding the scope or design of our clinical trials;

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

We experienced interruptions in the supply of a NeuVax component that delayed patient enrollment in our Phase 3 PRESENT trial of NeuVax, and we will continue to be dependent upon the sole source of supply of this component.

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

NeuVax is administered in combination with Leukine®, a “ GM-CSF “ available in both liquid and lyopholyzed forms exclusively from Genzyme Corporation, or “ Genzyme,” a subsidiary of Sanofi-Aventis. Until mid-2012, we utilized liquid Leukine® only in the administration of NeuVax. In June 2012, however, Genzyme recalled all liquid Leukine® without explanation, and we began incorporating lyopholyzed Leukine® as another option in addition to liquid Leukine® in the administration of NeuVax at our Phase 3 PRESENT study sites in the U.S. as permitted by the FDA. We believe our current supply of lyopholyzed GM-CSF is adequate for the completion of our Phase 3 PRESENT trial.

Lyopholyzed Leukine® is approved for sale only in the U.S., and we must obtain foreign regulatory approval in order to utilize lyopholyzed Leukine® at sites outside the U.S. The regulatory approval process resulted in delays in the planned enrollment of patients at foreign sites for our Phase 3 PRESENT trial, and it is possible that we will be unable to obtain the necessary approvals to use lyopholyzed Leukine® at one or more of these foreign sites. Any extended delay or failure in obtaining the necessary approvals could have a material adverse effect on patient enrollment at these sites or the timing of the interim analysis or primary endpoint of our Phase 3 PRESENT trial.

We will continue to be dependent on Genzyme by us for our supply of Leukine® in connection with the ongoing NeuVax trials and the eventual commercial manufacture of NeuVax. Any future interruptions in the availability of Leukine® , or any determination by us to change the GM-CSF used with NeuVax, may have a material adverse effect on our NeuVax trials and any commercialization of NeuVax.

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

For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease free survival. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (Herceptin®) may be given to patients with tumors with high expression of HER2 (IHC 3+), as well as other novel targets such as MUCI which may be useful in treating breast cancer.

There are a number of cancer vaccines in development for breast cancer, including but not limited to Lapuleucel-T (Dendreon), AE-37 (Antigen Express) and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, and AE-37 has published data in the HER2 breast cancer patient population, there is no guarantee that any of the these compounds will not in the future be indicated for treatment of low to intermediate HER2 breast cancer patients and become directly competitive with NeuVax.

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

There is a risk that the products incorporating our NeuVax peptide-based immunotherapy technology or otherwise marketed by us might infringe the patent, trademark or other intellectual property rights of third parties, and there may be patent or other intellectual property rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent or other intellectual property rights of others, the owners of those rights could bring legal actions against us claiming damages and seeking to enjoin manufacture, use, marketing and sales of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any rights that we infringe may not be available on acceptable terms or at all. Others may attempt to invalidate our intellectual property rights or those of our licensors. Even if our rights, or those of our licensors, are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Any attempt by third parties to undermine or invalidate our intellectual property rights could be costly to defend, require significant time and attention of our management and have a material adverse effect on our business.

If we are unable to obtain regulatory exclusivity for NeuVax, our business would be adversely affected and such exclusivity may not provide sufficient protection to prevent competitors from entering our markets.

We have issued U.S. composition of matter and use patents and have applied for patents in certain foreign jurisdictions covering our NeuVax product candidate. Because our intellectual property rights to the composition of matter of NeuVax will expire prior to any expected commercialization of NeuVax, we will rely upon our use patent and upon data exclusivity provided under the Federal Food, Drug, and Cosmetic Act and similar laws in other countries and, to a lesser extent, on orphan drug designation, if granted for NeuVax.

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

We are preparing to apply for Orphan Drug status for NeuVax that, if granted, could provide seven years or ten years of market exclusivity in the United States or the European Union, respectively. However, there is no assurance that the FDA or the European Medicines Agency, or “ EMEA,” will approve our Orphan Drug Application. While the orphan drug designation for NeuVax, if granted, will provide seven years of market exclusivity in the United States, we will not be able to exclude other companies from receiving market approval for the designated orphan indication beyond that timeframe. Even if we have orphan drug designation for a particular drug indication, we cannot guarantee that another company also holding orphan drug designation will not receive FDA approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s seven-year period of exclusivity expired. Even if we are the first to obtain FDA approval for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. In addition, data exclusivity does not prevent another company from completing its own clinical trials with NeuVax and obtaining regulatory approval for the same indication for which NeuVax may be approved. Consequently, we may not be able to prevent competitors from entering the market prior to the end of any applicable data exclusivity period. If we are not able to prevent competitors from entering the market with a similar product to NeuVax, our ability to achieve profits from sales of NeuVax will be dramatically limited.

We are subject to potential liabilities from clinical testing and future product liability claims.

If any of our future products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products. If our products are approved by the FDA, users may claim that such products caused adverse effects. We will seek to obtain clinical trial insurance for clinical trials that we conduct, as well as liability insurance for any products that we market. There can be no assurance that we will be able to obtain insurance in the amounts we seek, or at all. We anticipate that licensees who develop our products will carry liability insurance covering the clinical testing and marketing of those products. There is no assurance, however, that any insurance maintained by us or our licensees will prove adequate in the event of a claim against us. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.

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

We believe that our existing cash, cash equivalents and other working capital should be sufficient to fund our operations through at least the second quarter of 2014. This projection is based on our current planned operations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. In the future, we will be dependent on obtaining further financing from third parties in order to maintain our operations and to meet our financial obligations. We cannot assure that additional funding to maintain our operations and to meet our obligations to our licensors will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but are not limited to the following:

•	to conduct our Phase 3 PRESENT clinical trial of NeuVax, our Phase 1/2 clinical trials of FBP and our planned Phase 2 trial of NeuVax in combination with Herceptin ® ;

•	to obtain regulatory approval for our product candidates;

•	to file and prosecute patent applications and to defend and assess patents to protect our technologies;

•	to retain qualified employees, particularly in light of intense competition for qualified scientists;

•	to manufacture products ourselves or through third parties;

•	to market our products, either through building our own sales and distribution capabilities or relying on third parties; and

•	to acquire new technologies, licenses, products or companies;

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

In the event that we are unable to achieve or sustain profitability or to secure additional financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guaranty that we will become profitable or secure additional financing. Our financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. Future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our security holders or may otherwise adversely affect our business.

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

We have no control over RXi.

We currently own approximately 33 million shares of common stock of RXi, or approximately 10% of the outstanding RXi common shares, but have no control over RXi’s management or operations. RXi has its own board of directors and management, who are responsible for the affairs and policies of RXi and its development plans. The directors, management and other security holders of RXi may have interests that are different from ours, and RXi may engage in actions in connection with its business and operations that we believe are not in our best interests. We have agreed with RXi not to sell or dispose of any of our RXi shares for a one-year period ending April 27, 2013.

The value of our ownership interest in RXi will depend on RXi’s success in developing and commercializing products developed based upon its RNAi technologies, which activities are subject to significant risks and uncertainties described in RXi’s filings with the SEC, and there may not be a market to sell our RXi shares at the trading price, if at all.

Risks Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2012 and December 31, 2012, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $0.43 to a high of $3.54. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

•	reports of the results of our clinical trials regarding the safety or efficacy of our product candidates and surrogate markers;

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	announcements of business or strategic transactions;

•	changes in our relationship with our licensors and other strategic partners;

•	our quarterly operating results;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our products;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stock holders;

•	government regulation of drug pricing; and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.

In addition, factors beyond our control may also have an impact on the price of our stock. For example, to the extent that other large companies within our industry experience declines in their stock price, our stock price may decline as well. In addition, when the market price of a company’s common stock drops significantly, security holders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

In conjunction with our acquisition of Apthera, we issued to the former Apthera shareholders contingent value rights entitling them to future payments of a total of up to $32 million of contingent consideration based on the achievement of specified development and commercial milestones relating to NeuVax™. In February 2012, we issued at a price per share of $0.76 to the holders of contingent value rights a total of 1,315,789 shares of our common stock in payment of the first $1 million of contingent consideration. At our option, we may make future payments of the contingent consideration, if and when due, including $1 million expected to become due in 2013, in either cash or in shares of our common stock valued for this purpose at the market price of our common stock when the contingent consideration becomes payable. We may determine to pay contingent consideration in shares of our common stock rather than cash, depending upon our cash and cash requirements, the market price of our common stock at the time and other relevant factors. To the extent we pay any future contingent consideration in shares of our common stock, it would have a dilutive effect on our stockholders.

To the extent we choose to pay any contingent consideration in shares of our common stock, we will be obliged to file a registration statement with the SEC covering the resale of such shares by the contingent value rights holders. We cannot predict if future issuances or sales of our common stock issued to our contingent value rights holders, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

Substantial issuances or sales of our common stock, including shares offered hereby or shares issued upon exercise of our outstanding options, in the public market, or the perception by the market that these issuances or sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital. As of March 11, 2013, we had 83,067,652 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus.

As of March 11, 2013, we had reserved for issuance 9,372,283 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $2.25 per share. Subject to applicable vesting requirements, upon exercise of these options, the underlying shares may be resold into the public market. In the case of outstanding options that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution.

We cannot predict if future issuances or sales of our common stock issued to our contingent value rights holders, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

Our warrants may result in dilution to our stockholders.

Our March 2011 and April 2011 warrants to purchase a total of 3,207,000 shares of common stock at a current exercise price of $0.65 per share contain so-called full-ratchet anti-dilution provisions. Our March 2010 and December 2012 warrants to purchase a total of 7,938,000 shares of common stock at current exercise prices of $2.20 per share and $1.90 per share, respectively, contain so-called weighted-average anti-dilution provisions. These anti-dilution provisions will be triggered upon an issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions.

To the extent that these anti-dilution provisions are triggered in the future, we would be required to reduce the exercise price of all the warrants on either a full-ratchet or weighted-average basis, which would have a dilutive effect on our stockholders at the time.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future.

Our business requires significant funding. We currently plan to invest all available funds and future earnings in the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.

Anti-takeover provisions of our certificate of incorporation and by-laws and provisions of Delaware law could delay or prevent a change of control that you may favor.

Anti-takeover provisions of our certificate of incorporation and by-laws and provisions of Delaware law may discourage, delay or prevent a merger or other change of control that security holders may consider favorable, or may impede the ability of the holders of our common stock to change our management. These provisions of our certificate of incorporation and by-laws, among other things:

•	divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms;

•	limit the right of security holders to remove directors;

•	regulate how security holders may present proposals or nominate directors for election at annual meetings of security holders; and

•	authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.

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

On July 18, 2011, we entered into a lease with LO 138, LLC for our facility located at 310 N. State Street, Suite 208, Lake Oswego, Oregon. The facility is approximately 2,100 square feet and is used for our general and administrative offices. The monthly rent is approximately $3,200.

We believe that our facilities are suitable for our current needs.

Item 3.	LEGAL PROCEEDINGS

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “GALE ” The following table shows the high and low per-share sale prices of our common stock for the periods indicated:

	High	Low
2011
First Quarter	$2.65	$1.10
Second Quarter	1.65	0.73
Third Quarter	1.48	0.61
Fourth Quarter	1.01	0.36
2012
First Quarter	$3.54	$0.43
Second Quarter	2.24	1.04
Third Quarter	2.30	1.45
Fourth Quarter	2.43	1.23

Holders

As of March 1, 2013, there were approximately 659 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012, regarding securities authorized for issuance under our equity compensation plans:

	(a)	(b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by our security holders:
Amended and Restated 2007 Incentive Plan	7,672,384	$2.54	3,702,336
Equity compensation plans not approved by our security holders:
Employee Stock Purchase Plan	NA	NA	809,023
Outstanding warrants (1)	1,092,500	3.58	—

Total	8,764,884	$2.67	4,511,359

(1)

The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in private placement or public offering transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the services providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from three to ten years from the grant date.

Performance Graph

Because we are transitioning from smaller reporting company status, we are not yet required to provide this information.

Recent Sales of Unregistered Securities

Set forth below is information regarding any unregistered sales by us of common stock, preferred stock, options and warrants during the period covered by this annual report that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

Preferred Stock

None.

Common Stock

None.

Common Stock Options and Warrants

None.

Item 6.	SELECTED FINANCIAL DATA

Because we are transitioning from smaller reporting company status, we are not yet required to provide this information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You may have difficulty evaluating our business, because we completed a partial spin off RXi on April 26, 2012. Since the partial spin-off, our financial statements have no longer reflected the consolidated financial condition and results of operations of RXi, and we have accounted for our partial ownership of RXi based on the cost method of accounting. For these reasons, the historical consolidated financial information included in this annual report do not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future.

Background on the Company and Recent Change in Strategic Focus

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing innovative, targeted oncology treatments addressing major unmet medical needs to advance cancer care. We currently are developing innovative, peptide antigen-based “off the shelf” cancer immunotherapies for potential application to treatment of large populations of cancer survivors. Peptide vaccines have several potential clinical advantages over existing cancer treatments including excellent safety profiles, long-lasting protection through immune system activation, as well as an acceptable mode of administration (intradermal injection). In addition, there are potential commercial advantages in that these are readily and reproducibly manufactured products that could have a wide reach into the physicians’ office, with no special requirements for delivery to the office or to patients.

A key differentiator in our approach is a focus on “minimal residual disease” that may remain in cancer survivors. The strategy is to prevent recurrence in early stage patient groups who may harbor “occult” residual cancer cells that are not detectable by current imaging and biomarkers, and despite adjuvant therapy and radiation therapy will relapse in significant numbers over time.

Our lead product candidate, NeuVax™ (nelipepimut-S) is the immmunodominant nonapeptide derived from the extracellular domain of the HER2 (Human Epidermal Growth Factor Receptor 2) protein, a well-established target for therapeutic intervention in breast cancer. The nelipepimut sequence stimulates specific CD8+ cytotoxic T lymphocytes, or “CTLs,” following binding to HLA-A2/A3 molecules on antigen presenting cells, or “APC.” These activated specific CTLs recognize, neutralize and destroy through cell lysis HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on a successful Phase 2 trial, the U.S. Food and Drug Administration, or “FDA,” granted NeuVax™ a Special Protocol Assessment, or “SPA,” for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial. The primary endpoint of the Phase 2 trial was disease free survival, or “DFS.” If the randomized, double-blinded, multinational, 700 patient PRESENT trial is successful, we intend to seek FDA commercial registration of NeuVax.

Based on a pilot study and preclinical evidence suggesting enhanced efficacy of using NeuVax™ in combination with Herceptin® (trastuzumab: Genentech/Roche), we recently commenced a randomized multicenter Phase 2 clinical trial, NeuVax™ in combination with Herceptin in breast cancer patients.

Our second product candidate, Folate Binding Protein, or “FBP,” is the E39 peptide over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is currently in a Phase 1/2 clinical trial.

We acquired NeuVax™ in April 2011 in connection with our merger acquisition of Apthera, Inc, or “Apthera.” Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. In connection with our acquisition of NeuVax™, we reduced the scope of our RNAi activities.

On September 26, 2011, we changed our name to Galena Biopharma, Inc. from RXi Pharmaceuticals Corporation in connection with the proposed partial spin-off of our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi.” RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in our name to Galena. On April 26, 2012, we completed the partial spin-off of RXi, which is engaged in the development of novel RNAi-based therapies.

Our Oncology Therapeutic Programs

The chart below summarizes the current status of our oncology drug development programs, with the dark shading indicating completed stages of development and the light shading indicating development activities we intend to prioritize in the near-term:

We currently are developing a pipeline of immunotherapy product candidates for the treatment of various cancers based on the peptide cancer vaccines, the most advanced of which is NeuVax, which is targeted at preventing the recurrence of breast cancer. NeuVax has had positive Phase 1/2 clinical trial results for the prevention of breast cancer recurrence in patients who have had breast cancer and received the standard of care treatment (surgery, chemotherapy, radiotherapy and hormonal therapy as indicated). We recently initiated our Phase 3 PRESENT clinical trial of NeuVax for the prevention of breast cancer recurrence in early-stage low-to-intermediate HER2 breast cancer patients. For the results of a single trial to support registration for an indication, the results of the trial must be internally consistent, clinically meaningful, and statistically very persuasive. Specifically, FDA has indicated that, in general, the results from two Phase 3 studies would be required to support approval, and it would accept a single pivotal study in support of approval if the results of the trial was internally consistent, clinically meaningful and statistically very persuasive.

NeuVax is an immunotherapy that stimulates the immune system to actively seek out and selectively kill cancer cells. NeuVax directs “killer” T-cells to target and destroy cancer cells that express HER2/neu, a protein associated with epithelial tumors in breast, ovarian, pancreatic, colon, bladder and prostate cancers. NeuVax is comprised of a HER2/neu-derived peptide called nelipepimut-S. Nelipepimut-S is a nine-amino acid sequence that is immunogenic (produces an immune response) and GM-CSF is a commercially available protein that acts to stimulate and activate components of the immune system such as macrophages and dendritic cells.

Of women diagnosed with breast cancer, only about 25% are HER2 positive (IHC 3+). NeuVax targets HER2 IHC 1+ and 2+ patients who are approximately 50%-60% of breast cancer patients. These patients achieve remission with current standard of care, but have no available HER2-targeted adjuvant treatment options to maintain their disease-free status. We believe that approximately 25,000-40,000 of the approximately 230,000 women diagnosed with breast cancer in the United States each year meet these criteria. In addition, it is estimated that more than approximately 400,000 women in Europe are diagnosed with breast cancer annually. Based on the Phase 3 target patient population consisting of node positive, HER2 IHC 1+ or 2+, and HLA type A2+ or A3+ patients, the target markets for NeuVax™ are approximately 30,000-40,000 patients annually in the U.S. and approximately 50,000-80,000 patients annually in Europe.

We are also developing novel applications for NeuVax based on preclinical studies and Phase 2 clinical trials which suggest that combining NeuVax and trastuzumab (Herceptin®; Genentech/Roche) can increase antigen presentation by tumor cells by promoting receptor internalization and subsequent proteosomal degradation of the HER2 protein. We previously reported a Phase 2 trial of sequential therapy with trastuzumab followed by HER2 vaccination in the adjuvant setting. Of 62 patients who received standard-of-care trastuzumab, the 32 who received no HER2 vaccine experienced a 12.5% (4/32) breast cancer recurrence rate, which is comparable to reported rates of similarly staged and treated patients. In contrast, none (0%) of the 30 patients who received the HER2 vaccine following trastuzumab therapy experience a recurrence. Based on these results, we have commenced a randomized, multicenter Phase 2 trial in 300 patients that will compare NeuVax™ with trastuzumab versus trastuzumab with GM-CSF.

We intend to pursue additional therapeutic indications for NeuVax. Under our investigational new drug application, or “IND,” open protocols for the treatment of prostate cancer, ovarian cancer and bladder cancer exist for patient populations with the same general criteria for eligibility as in breast cancer (i.e., early-stage disease and adjuvant treatment setting after surgery with immunologic competence). An early stage clinical study in high-risk prostate cancer confirmed the ability of the patients to mount an nelipepimut-S specific immune response. We may explore whether NeuVax provides clinical benefits in other areas, such as a prophylactic vaccine against breast cancer occurrence in healthy women with a high likelihood for developing breast cancer based on genetic assays or biomarkers and a strong positive familial history of breast cancer, and in HER2 overexpressing gastric cancer. Herceptin® is approved for this indication, and there is a significant clinical rationale for NeuVax’s potential efficacy in this indication. We also may investigate the use of NeuVax in combination with other therapies with a view to leveraging NeuVax’s attractive safety profile and targeted mechanism of action. Clinical trials conducted on NeuVax have provided proof-of-principle data in early-stage node-negative breast cancer, although such data is preliminary and not statistically significant, since the trials were not designed to provide statistically significant efficacy data. Both the early-stage node-negative breast cancer indication and the high-risk patient indication are longer-term areas of interest that we currently expect to explore only with support from corporate partners.

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We expect to continue to devote a substantial portion of our resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, our research and development expenses have increased significantly from historic levels. We will need significant additional cash resources to complete our planned clinical trials. Therefore, we will either need to begin generating significant product revenue or, in the absence of product revenue, we will need to pursue equity financings, funded research and development programs and partnership and collaborative arrangements. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of our financial statements requires management to make estimates, allocations and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of goodwill and long-lived assets, accrued liabilities and certain expenses. We base our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Additionally, the financial information included here may not necessarily reflect the financial position, operating results, changes in our invested equity and cash flows in the future.

Our significant accounting policies are summarized in the notes to our consolidated financial statements. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments, as well as costs to acquire technology licenses and clinical trial expenses.

Clinical trial expenses include expenses associated with clinical research organizations (CRO), as well as set-up and patient related costs from the sites at which are trial is being conducted which are billed to us by our CROs as pass-through costs.

Direct costs associated with our CROs are generally payable both as fixed fees and as certain enrollment and monitoring milestones are achieved. Because there is substantive uncertainty related to the achievement of these milestones, the achievement of the milestones is generally attained based on the performance of our CROs. Payment is only due if the milestone is reached and we recognize the entire expense related to each milestone in the period the milestone is reached.

The invoicing from sites can be delayed by several months. We accrue these site costs based on our estimate of up front set up costs upon the screening of the first patient at each site, and the patient related costs based on our knowledge of patient enrollment status at each site.

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

For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non—Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following assumptions:

	2012	2011
Risk free interest rate	0.84% – 1.13%	0.92% – 3.16%
Volatility	76.44% – 76.85%	98.61% – 113.87%
Expected lives (years)	5.50 – 6.25	4.71 – 9.25
Expected dividend yield	0.00%	0.00%

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

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the years ended December 31, 2012 and 2011, we issued warrants to purchase approximately 7,500,000 and 18,000,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined, and the warrants are determined not to be indexed to the company’s own stock.

The derivative liabilities are remeasured each period end to the estimated fair value. The fair value of our derivative liabilities is estimated using the Black-Scholes option-pricing model, with the following assumptions at December 31:

	December 31, 2012	December 31, 2011
Risk free interest rate	0.21% – 0.72%	0.02% – 0.83%
Volatility	69.79% – 82.48%	98.91%
Expected lives (years)	1.59 – 4.98	0.03 – 5.30
Expected dividend yield	0.00%	0.00%

The company’s expected common stock price volatility assumption is based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for the warrants is estimated to be the instruments contractual term.

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

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

In connection with our acquisition of Apthera in 2011, we recorded approximately $5,900,000 of goodwill and $12,900,000 million of acquired in-process research and development, an indefinite-lived intangible asset. The projects acquired in the acquisition consisted primarily of the clinical development related to its clinical oncology program, primarily the NeuVax compound for breast cancer patients. We purchased this with the intent of clinically developing the NeuVax compound for market approval. At the date we acquired the NeuVax compound, the program was in a Phase 2 clinical trial. In order to commercialize this drug, the company will need to complete at least one Phase 3 clinical trial. On January 19, 2012, we initiated our Phase 3 PRESENT trial for NeuVax™ (nelipepimut-S peptide plus GM-CSF) vaccine in low-to-intermediate HER2 1+ and 2+ breast cancer patients in the adjuvant setting to prevent recurrence (Clinicaltrials.gov identifier NCT01479244). The cost of this Phase 3 clinical trial, including amounts expended through 2012, is expected to exceed $50 million to reach its primary endpoint. We do not expect to commence commercialization of NeuVax prior to 2017, if at all.

Goodwill and indefinite-lived intangible assets are not amortized but are tested annually for impairment at the reporting unit level, or more frequently if events and circumstances indicate impairment may have occurred. Factors the company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in stock price for a sustained period; and

•	Significant decline in market capitalization relative to net book value.

Goodwill and other intangible assets with indefinite lives are evaluated for impairment first by a qualitative assessment to determine the likelihood of impairment. If it is determined that impairment is more likely than not, we then proceed to the two step impairment test. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill for its single reporting unit and its indefinite-lived intangible assets, the company determines fair values of its goodwill using the market approach, and its indefinite-lived intangible assets using the income approach.

In connection with its annual impairment test, the company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to either of these assets as of December 31, 2012.

Valuation of Contingent Purchase Price Consideration

Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company (earn-out). Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, are reflected in income or expense in the consolidated statements of expenses. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

Results of Operations

For the year ended December 31, 2012, our net loss was approximately $34,969,000 compared with a net loss of $11,485,000 for the year ended December 31, 2011. Loss from continuing operations was $33,325,000 and $3,407,000, and loss from discontinued operations was $1,644,000 and $8,078,000, for the years ended December 31, 2012 and 2011, respectively. The primary reasons for variation in the operating results between the years are discussed below.

Revenue

We are a development-stage biopharmaceutical company and have not generated any revenue since inception through December 31, 2012.

Research and Development Expense (in thousands)

	For the Years Ended December 31,
	2012	2011
Research and development expense	$14,034	$3,712
Research and development employee stock-based compensation expense	303	209
Research and development non-employee stock-based compensation expense	277	(70)

Total research and development expense	$14,614	$3,851

Research and development expense consists primarily of compensation-related costs for our employees dedicated to clinical development and the related regulatory activities and for clinical trial related costs, licensing fees, patent prosecution costs and the cost of lab supplies used in our clinical development programs. We expect to continue to devote a substantial portion of our resources to our clinical development programs. As a result of the costs expected to be incurred in connection with our clinical trials of NeuVax and FBP, our research and development expense has increased significantly from historic levels and is expected to remain at such increased level for the foreseeable future.

Total research and development expense for the year ended December 31, 2012 was approximately $14,614,000 as compared to $3,851,000 for the year ended December 31, 2011. The increase of $10,763,000, or 279%, was due to an increase of $10,322 in research and development cash expense related to preparation for our Phase 3 PRESENT clinical trial of NeuVax, an increase of $94,000 in employee stock-based compensation and a $347,000 increase in non-employee stock based compensation expense.

Research and Development Non-Employee Stock-Based Compensation Expense

We have issued options to purchase shares of our common stock as compensation to our Scientific Advisory Board (“SAB”) members and consultants. For financial statement purposes, we valued these shares at their fair value. Fluctuations in non-employee stock-based compensation expense results from variations in the number of common stock options issued, vesting schedules and the Black-Scholes fair values of common stock options granted to SAB members.

General and Administrative Expense (in thousands)

	For the Years Ended December 31,
	2012	2011
General and administrative expense	$5,406	$6,249
General and administrative employee stock based compensation	479	2,205
General and administrative non-employee stock based compensation	700	181

Total general and administrative expense	$6,585	$8,635

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporate expenses.

Total general and administrative expense was $6,585,000 for the year ended December 31, 2012 compared with $8,635,000 for the year ended December 31, 2011. The decrease of $2,050,000, or 24%, was primarily due to a decrease of $843,000 in cash-based expense due to the costs related to the spin-off of RXi, and a decrease of $1,726,000 for employee stock based compensation expense, largely due to the lower strike prices and volatility assumptions used to calculate stock based compensation using the Black Scholes pricing model. These decreases were partially offset by an increase of $519,000 in warrants and other stock based compensation issued to non-employees for business advisory and other services.

From time to time, we expect to issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we will value these shares of common stock, common stock options, and warrants at their fair value.

Interest Income

Interest income was negligible for both the year ended December 31, 2012, and December 31, 2011. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility. The interest rates available on lower risk, shorter-term investments in today’s market are lower than rates available in the prior period. We expect to have interest income in future periods based on our current account balances and potentially from additional capital we may receive in the future.

Other Income

Other income (expense) is summarized as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Interest expense, net	$(33)	$(7)
Change in the fair value of common stock warrants classified as liabilities	(10,775)	8,986
Change in fair value of the contingent purchase price liability	(2,370)	109
Miscellaneous other income	—	(9)

Other income (expense), net	$(13,178)	$9,079

Other expense, net, was $13,178,000 and other income, net, was $9,079,000 for the years ended December 31, 2012 and 2011, respectively. The overall decrease of $22,257,000, or 245%, was primarily due to an decrease of $19,761,000 attributable to the change in fair value of common stock warrants outstanding, largely driven by changes in our market price and volatility, and a decrease of $2,479,000 in the estimated fair value of the contingent purchase price consideration due to a shorter amount of time and a lower discount related to the time value of money, to the estimated date that some of the larger milestones will be reached.

Income Taxes

During the year ended December 31, 2012, we recorded an income tax benefit of $1,052,000 related to the unrealized gain on available for sale securities. Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, requires a benefit to be recorded to continuing operations when consideration is given to all other categories of income or losses in the financial statements. Due to the fact that we incurred significant tax losses, there was no expense recorded during 2012 or 2011. A deferred tax benefit would have been recorded for losses; however, due to the uncertainty of realizing the tax benefit, a valuation allowance was recognized which fully offset such deferred tax benefit. Due to the fact that we incurred significant tax losses, there was no expense recorded during 2012 or 2011. A deferred tax benefit would have been recorded for losses; however, due to the uncertainty of realizing the tax benefit, a valuation allowance was recognized which fully offset such deferred tax benefit.

Loss from Discontinued Operations

Loss from discontinued operations was $1,644,000 for the year ended December 31, 2012, compared to $8,078,000 for the year ended December 31, 2011. The decrease in loss from discontinued operations is due to the fact that RXi has operated as a separate entity following the completion of its spin-off from Galena on April 26, 2012.

Liquidity and Capital Resources

We had cash, cash equivalents and marketable securities of $35,485,000 as of December 31, 2012 and approximately $31,575,000 as of March 11, 2013. We currently own 33,476,595 shares of RXi common stock, which are subject to a one year lock-up period that expires in April 2013, and are carried as marketable securities at fair value on our balance sheet in the amount of $2,678,000 at December 31, 2012.

Our RXi shares constitute “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As such, we may not sell our RXi shares publicly except pursuant to an effective registration statement under the Securities Act or an available exemption from registration such as Rule 144 or Regulation S under the Securities Act. Under Rule 144 as currently in effect, if and so long as we are deemed to be an “affiliate” of RXi, we are entitled to sell within any three-month period a number of shares of our RXi common stock that does not exceed the greater of:

•	1% of the number of shares of RXi common stock then outstanding; or

•	The average weekly trading volume of RXi common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

Under Regulation S as currently in effect, we may sell our RXi shares in an “offshore transaction” so long as there are no “directed selling efforts” in the U.S. of such RXi shares. In event we were to decide to sell our RXi shares, there may not be a ready market for our RXi shares, and there is no assurance as to the sales price of any RXi shares that we may sell.

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. As a result of the increased research and development expense expected to be incurred in connection with our clinical trials of NeuVax and FBP, our expenses have increased significantly from historic levels. In addition to increasing research and development expense, we expect general and administrative costs to increase as we conduct future clinical trials. We will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing cash, cash equivalents other working capital should be sufficient to fund our operations through at least the second quarter of 2014. This projection is based on our current planned operations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $20,963,000 for the year ended December 31, 2012, compared to $14,668,000 for the year ended December 31, 2011. The increase of approximately $6,295,000 resulted from an increase in the year-over-year net loss of approximately $23,484,000, less adjustment for non-cash items such as stock-based compensation, depreciation, the increase in the fair value of the contingent purchase price consideration, the increase in the fair value of warrants classified as liabilities and changes in current assets and liabilities.

Net Cash Flow from Investing Activities

Net cash used in investing activities was approximately $87,000 for the year ended December 31, 2012, compared to net cash provided by investing activities of $14,000 for the year ended December 31, 2011. The decrease of approximately $101,000 in cash provided by investing activities was primarily due to change in restricted cash, cash used to purchase equipment and furnishings and cash received in the Apthera acquisition during 2011 as offset by the cash transferred in the RXi spin-off in 2012.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $42,424,000 for the year ended December 31, 2012, compared to $19,196,000 for the year ended December 31, 2011. This increase of approximately $23,228,000 was primarily due to an increase in net proceeds from the issuance of common stock of $17,763,000 and $5,708,000 in proceeds from the exercise of warrants not realized during 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. Adoption of this new standard for the fiscal year ended December 31, 2012 did not have a material impact on the company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a new accounting standard to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This new standard was effective for fiscal years beginning after December 15, 2011. Adoption of this new standard for the fiscal year ended December 31, 2012 did not have a material impact on the company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” (defined as having a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this new standard for the fiscal year ended December 31, 2012 did not have a material impact on the company’s consolidated financial statements.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because we are transitioning from smaller reporting company status, we are not yet required to provide this information.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2012 and 2011	37
Consolidated Statements of Expenses and Comprehensive Loss for the years ended December 31, 2012 and 2011 and the cumulative period from inception (January 1, 2003) through December 31, 2012	38
Consolidated Statements of Stockholders’ Equity for the period from April 3, 2006 through December 31, 2012 and Parent Company’s Net Deficit for the period from December 31, 2003 through December 31, 2006	39
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the cumulative period from inception (January 1, 2003) through December 31, 2012	42
Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Galena Biopharma, Inc.

Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of Galena Biopharma, Inc. (a development stage company) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of expenses and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and for the period from January 1, 2003 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2003 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

March 12, 2013

Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Galena Biopharma, Inc.

Lake Oswego, Oregon

We have audited Galena Biopharma, Inc’s (a development stage company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Galena Biopharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Galena Biopharma Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Galena Biopharma Inc. as of December 31, 2012 and 2011 and the related consolidated statements of expenses, stockholders’ equity and cash flows for the years then ended and the period from January 1, 2003 (date of inception) through December 31, 2012 and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

March 12, 2013

Boston, Massachusetts

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$32,807	$11,433
Restricted cash	101	101
Marketable securities	2,678	—
Prepaid expenses	535	276

Total current assets	36,121	11,810

Equipment and furnishings, net of accumulated depreciation and amortization of $19 and $657 in 2012 and 2011, respectively	29	393
In-process research and development	12,864	12,864
Goodwill	5,898	5,898
Deposits	74	3

Total assets	$54,986	$30,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$2,155
Accrued expense and other current liabilities	2,038	2,168
Convertible notes payable	—	500
Deferred revenue	—	816
Current maturities of capital lease obligations	6	35
Fair value of warrants potentially settleable in cash	10,964	3,746
Current contingent purchase price consideration	935	1,782

Total current liabilities	15,919	11,202
Capital lease obligations, net of current maturities	51	32
Deferred tax liability, non-current	5,053	5,053
Contingent purchase price consideration, net of current portion	6,207	4,569

Total liabilities	27,230	20,856

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized and 83,595,837 shares issued and 82,920,837 shares outstanding at December 31, 2012; and 125,000,000 shares authorized and 47,811,453 shares issued and 47,136,453 outstanding at December 31, 2011	8	5
Additional paid-in capital	132,168	81,184
Accumulated other comprehensive income	1,626	—
Deficit accumulated during the developmental stage	(102,197)	(67,228)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	27,756	10,112

Total liabilities and stockholders’ equity	$54,986	$30,968

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from January 1, 2003 (Date of Inception) to December 31, 2012
Expenses:
Research and development expense	$14,034	$3,712	$19,010
Research and development employee stock-based compensation expense	303	209	512
Research and development non-employee stock-based compensation expense	277	(70)	6,269

Total research and development expense	14,614	3,851	25,791

General and administrative expense	5,406	6,249	32,765
General and administrative employee stock-based compensation expense	479	2,205	10,069
General and administrative non-employee stock-based compensation expense	700	181	3,456

Total general and administrative expense	6,585	8,635	46,290

Operating loss	(21,199)	(12,486)	(72,081)

Other income/(expense):
Interest income, net	(33)	(7)	589

Other income, net	(13,145)	9,086	(1,086)

Total other income (expense), net	(13,178)	9,079	(497)

Pretax loss from continuing operations	(34,377)	(3,407)	(72,578)

Income tax benefit	(1,052)	—	(1,052)

Loss from continuing operations	(33,325)	(3,407)	(71,526)

Discontinued operations	(1,644)	(8,078)	(40,712)

Net loss	$(34,969)	$(11,485)	$(112,238)

Net loss per common share:
Basic and diluted loss per share, continuing operations	$(0.53)	$(0.09)

Basic and diluted loss per share, discontinued operations	$(0.03)	$(0.22)

Basic and diluted net loss per share	$(0.56)	$(0.32)

Weighted average common shares outstanding: basic and diluted	62,480,666	36,334,413

Comprehensive loss
Net loss	$(34,969)	$(11,485)	$(112,238)
Unrealized gain on marketable securities, net of tax benefit of $1,052	1,626	—	1,626

Total comprehensive loss	$(33,343)	$(11,485)	$(110,612)

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM

APRIL 3, 2006 TO

DECEMBER 31, 2012 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD

FROM DECEMBER 31, 2003 TO DECEMBER 31, 2006

(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Treasury Stock	Parent Company’s Net Deficit	Total
	Shares Issued	Amount
Predecessor
Balance at December 31, 2003	—	$—	$—	$—			$(89)	$(89)
Net loss	—	—	—	—			(3,272)	(3,272)
Net transactions with Parent	—	—	—	—			2,393	2,393

Balance at December 31, 2004	—	—	—	—			(968)	(968)
Net loss	—	—	—	—			(2,209)	(2,209)
Net transactions with Parent	—	—	—	—			2,727	2,727

Balance at December 31, 2005	—	—	—	—			(450)	(450)
Net loss	—	—	—	—			(2,405)	(2,405)
Net transactions with Parent	—	—	—	—			2,587	2,587

Balance at December 31, 2006	—	$—	$—	$—			$(268)	$(268)

Successor
Balance at April 3, 2006	—	$—	$—	$—	$—	$—		$—
Issuance of common stock	1,624,278	—	2	—	—	—		2

Balance at December 31, 2006	1,624,278	—	2	—	—	—		2
Common stock issued to CytRx for contribution of RXi and other assets	7,040,318	1	47	—	—	—		48
Common stock issued for cash	3,273,292	—	15,348	—	—	—		15,348
Common stock issued to CytRx for reimbursement of expenses	188,387	—	978	—	—	—		978
Expenses incurred by CytRx for RXi	—	—	831	—	—	—		831
Common stock issued to UMMS for additional intellectual properties	462,112	—	2,311	—	—	—		2,311
Common stock issued to directors	30,000	—	150	—	—	—		150
Common stock issued upon exercise of stock options	66,045	—	331	—				331
Stock based compensation for directors and employees	—	—	1,048	—	—	—		1,048
Stock based compensation expense for services	—	—	766	—	—	—		766
Net loss	—	—	—	—	(10,990)	—		(10,990)

Balance at December 31, 2007	12,684,432	1	21,812	—	(10,990)	—		10,823

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Treasury Stock	Parent Company’s Net Deficit	Total
	Shares Issued	Amount
Issuance of common stock, net of offering costs of $796	1,073,299	—	7,918	—	—	—		7,918
Common stock issued upon exercise of stock options	5,500	—	26	—	—	—		26
Stock based compensation for directors and employees	—	—	2,211	—	—	—		2,211
Stock based compensation expense for services	—	—	1,613	—	—	—		1,613
Common stock warrant expense in exchange for services			750	—		—		750
Net loss	—	—	—	—	(14,373)			(14,373)

Balance at December 31, 2008	13,763,231	1	34,330	—	(25,363)	—		8,968
Issuance of common stock, net of offering costs of $636	2,385,715	1	7,713	—	—	—		7,714
Common stock warrants issued in connection with the 2009 Offering	—	—	(2,863)	—	—	—		(2,863)
Common stock issued upon exercise of stock options	281	—	—	—	—	—		—
Common stock issued as commitment fee in connection with SEDA	58,398	—	281	—	—	—		281
Stock based compensation expense for directors and employees	—	—	2,906	—	—	—		2,906
Stock based compensation expense for services	—	—	1,296	—	—	—		1,296
Common stock warrant expense in exchange for services	—	—	826	—		—		826
Net loss	—	—	—	—	(18,387)			(18,387)

Balance at December 31, 2009	16,207,625	2	44,489	—	(43,750)	—		741
Issuance of common stock, net of offering costs of $965	2,700,000	—	15,235	—	—	—		15,235
Purchase of 675,000 shares of treasury stock	—		—	—	—	(3,849)		(3,849)
Common stock warrants issued in connection with 2010 offering	—	—	(2,466)	—	—	—		(2,466)
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)	—	—	—		(785)
Common stock issued upon exercise of stock options	53,500	—	254	—	—	—		254
Issuance of restricted stock units	86,634	—	207	—	—	—		207
Stock based compensation expense for directors and employees	—	—	3,625	—	—	—		3,625
Stock based compensation expense for services	—	—	743	—	—	—		743
Value of common stock warrants issued in exchange for services	—	—	718	—		—		718
Net loss	—	—	—	—	(11,993)	—		(11,993)

Balance at December 31, 2010	19,047,759	2	62,020	—	(55,743)	(3,849)		2,430

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Treasury Stock	Parent Company’s Net Deficit	Total
	Shares Issued	Amount
Issuance of common stock, net of offering costs of $1,890	18,650,000	2	18,613	—	—	—		18,615
Common stock warrants issued in connection with the 2011 common stock offerings	—	—	(12,709)	—	—	—		(12,709)
Issuance of stock in lieu of cash bonus	147,040	—	171	—	—	—		171
Issuance of restricted stock units	220,729	—	256	—	—	—		256
Issuance of common stock for services	53,558	—	73	—	—	—		73
Issuance of common stock upon exercise of warrants	150,000	—	150	—	—	—		150
Issuance of common stock in cashless exchange of outstanding warrants	4,151,000	—	3,120	—	—	—		3,120
Issuance of common stock related to acquisition of Apthera, Inc.	4,974,090	1	6,366	—	—	—		6,367
Issuance of common stock subject to employee termination agreements	398,453	—	350	—	—	—		350
Issuance of common stock in connection with employee stock purchase plan	18,824	—	15	—	—	—		15
Stock based compensation expense for directors and employees	—	—	2,774	—	—	—		2,774
Stock based compensation expense for services	—	—	(123)	—	—	—		(123)
Value of common stock warrants issued in exchange for services	—	—	108	—	—	—		108
Net loss	—	—	—	—	(11,485)	—		(11,485)

Balance at December 31, 2011	47,811,453	5	81,184	—	(67,228)	(3,849)		10,112

Issuance of common stock, net of offering costs of $2,869	25,486,960	2	36,376	—	—	—		36,378
Common stock warrants issued in connection with the 2012 common stock offerings	—	—	(7,286)	—	—	—		(7,286)
Issuance of common stock in exchange for services	288,285	—	364	—	—	—		364
Issuance of common stock upon the exchange and exercise of warrants including reclassification of $10,843 in warrant liability upon exercise	8,433,003	1	16,550	—	—	—		16,551
Repurchase of common stock warrants	—	—	(266)	—	—	—		(266)
Issuance of common stock in connection with employee stock purchase plan	234,350	—	93	—	—	—		93
Stock based compensation expense for directors and employees	—	—	794	—	—	—		794
Stock based compensation expense for services	—	—	600	—	—	—		600
Issuance of common stock upon the exercise of employee stock options	25,937	—	21	—	—	—		21
Issuance of common stock in settlement of contingent purchase price consideration	1,315,849	—	1,579	—	—	—		1,579
Net liabilities distributed in connection with the RXi spin-off	—	—	2,159	—	—	—		2,159
Unrealized gain on marketable securities, net of tax benefit of $1,052				1,626				1,626
Net loss	—	—	—	—	(34,969)	—		(34,969)

Balance at December 31, 2012	83,595,837	$8	$132,168	$1,626	$(102,197)	$(3,849)		$27,756

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from January 1, 2003 (Date of Inception) through December 31, 2012
Cash flows from operating activities:
Net loss	$(34,969)	$(11,485)	$(112,238)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	49	163	713
Loss on disposal of equipment	—	7	19
Deferred taxes	(1,052)	—	(1,052)
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share based compensation	1,394	3,001	20,252
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of common stock warrants issued in exchange for services	—	108	2,402
Fair value of common stock issued in exchange for services	364	73	718
Change in fair value of common stock warrants	10,775	(8,981)	(397)
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent consideration	2,370	(109)	2,261
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(396)	(99)	(645)
Accounts payable	641	500	1,865
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	(139)	2,154	3,335

Net cash used in operating activities	(20,963)	(14,668)	(79,741)

Cash flows from investing activities:
Change in restricted cash	—	(101)	(101)
Cash received in acquisition	—	168	168
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	—	(53)	(739)
Disposal of equipment and furnishings	—	—	(1)
Cash paid for lease deposit	—	—	(45)
Cash transferred with the RXi spin-off	(87)	—	(87)

Net cash provided by (used in) investing activities	(87)	14	(840)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from January 1, 2003 (Date of Inception) through December 31, 2012
Cash flows from financing activities:
Net proceeds from issuance of common stock	36,378	18,615	101,360
Cash paid for repurchase of common stock warrants	(266)	—	(266)
Cash paid for repurchase of common stock	—	—	(3,489)
Net proceeds from exercise of common stock options	21	—	631
Net proceeds from exercise of common stock warrants	5,708	150	5,858
Common stock issued in connection with ESPP	93	15	108
Net proceeds from issuance of convertible notes payable	500	500	1,000
Repayments of capital lease obligations	(10)	(84)	(220)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	42,424	19,196	113,388

Net increase in cash and cash equivalents	21,374	4,542	32,807
Cash and cash equivalents at the beginning of period	11,433	6,891	—

Cash and cash equivalents at end of period	$32,807	$11,433	$32,807

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$1	$2	$727

Cash paid during the periods for interest	$1	$6	$12

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as cost of equity	$7,286	$12,709	$25,324

Issuance of common stock in exchange of outstanding warrants	$—	$3,120	$3,120

Fair value of shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785

Reclassification of warrant liabilities upon exercise	$10,843	$—	$10,843

Net liabilities distributed in the RXi spin-off, excluding cash	$2,246	$—	$2,246

Common stock issued in settlement of contingent purchase price consideration	$1,579	$—	$1,579

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$80	$277

Non-cash lease deposit	$—	$—	$50

Value of restricted stock units and common stock issued in lieu of cash bonuses	$—	$427	$634

Change in fair value of marketable securities	$2,678	$—	$2,678

Apthera Acquisition:
Fair value of shares issued to acquire Apthera	$—	$6,367	$6,367
Fair value of contingent purchase price consideration in connection with Apthera acquisition	—	6,460	6,460

Net assets acquired excluding cash of $168	$—	$12,827	$12,827

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing innovative, targeted oncology treatments to address major unmet medical needs to advance cancer care. We currently are developing innovative, peptide antigen-based “off the shelf” cancer immunotherapies for potential application to treatment of large populations of cancer survivors.

We acquired NeuVax™ in April 2011 in connection with our merger acquisition of Apthera, Inc, or “Apthera” (see Note 4). Prior to that time, we were engaged primarily in conducting discovery research and preclinical development activities based on RNAi. In connection with our acquisition of NeuVax™, we reduced the scope of our RNAi activities.

On September 26, 2011, we changed our name to Galena Biopharma, Inc. from RXi Pharmaceuticals Corporation in connection with the proposed partial spin-off of our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi.” RXi was initially incorporated as RNCS, Inc. and assumed the name RXi Pharmaceuticals Corporation in conjunction with the change in our name to Galena. On April 26, 2012, we completed the partial spin-off of RXi, which is engaged in the development of novel RNAi-based therapies.

Unless the context otherwise indicates, references in this annual report to the “company,” “we,” “us” or “our” refer (i) to Galena, Apthera and RXi, collectively, prior to the partial spin-off of RXi; and (ii) to only Galena and Apthera, together, after the partial spin-off.

As the company has not generated any revenue from inception through December 31, 2012, the company is considered a development-stage company for accounting purposes.

The company had cash and cash equivalents of approximately $32.8 million as of December 31, 2012. The company believes that its existing cash and cash equivalents should be sufficient to fund its operations through at least the second quarter of 2014. This projection is based on our current planned operations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We expect to continue to devote a substantial portion of our resources to research and development programs. As a result of the costs expected to be incurred in connection with our recently commenced clinical trials of NeuVax and FBP, our research and development expense has increased significantly from historic levels. We will need to generate significant revenue to achieve profitability and might never do so. In the absence of product revenue, our potential sources of operational funding are expected to be the proceeds from equity financings, funded research and development payments and payments received under partnership and collaborative agreements. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.

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

Reclassifications — Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on net loss per share.

Cash and Cash Equivalents — The company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted Cash — Restricted cash consists of certificates of deposit on hand with the company’s financial institutions as collateral for its corporate credit cards.

Marketable Securities — Marketable securities consist of equity securities of publicly traded entities, and are classified as available-for-sale and carried at fair value on the balance sheet. Changes in the fair value of marketable securities are recorded as other comprehensive income.

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

Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized but are tested annually for impairment at the reporting unit level, or more frequently if events and circumstances indicate impairment may have occurred. Factors the company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in stock price for a sustained period; and

•	Significant decline in market capitalization relative to net book value.

Goodwill and other intangible assets with indefinite lives are evaluated for impairment first by a qualitative assessment to determine the likelihood of impairment. If it is determined that impairment is more likely than not, the company will then proceed to the two step impairment test. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill,for its single reporting unit and its indefinite-lived intangible assets, the company determines fair values of its goodwill using the market approach, and its indefinite-lived intangible assets using the income approach.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with its annual impairment test, the company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to either of these assets as of December 31, 2012.

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

Share-based Compensation — The company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “ Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

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

The company recognized $977,000 and $111,000 of stock-based compensation expense from continuing operations related to non-employee stock options for the years ended December 31, 2012 and 2011, respectively.

Derivative Financial Instruments — During the normal course of business, from time to time, the company issues warrants and options to vendors as consideration to perform services. It may also issue warrants as part of a debt or equity financing. The company does not enter into any derivative contracts for speculative purposes.

The company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with FASB ASC Topic 815-40, “ Derivatives and Hedging — Contracts in Entity’s Own Stock,” the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the company upon the occurrence of certain events set forth in the warrant agreement.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses — Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments as well as costs to acquire technology licenses and clinical trial expenses.

Clinical trial expenses include expenses associated with clinical research organizations (CRO), as well as set-up and patient related costs from the sites at which are trial is being conducted which are billed to us by our CROs as pass-through costs.

Direct costs associated with our CROs are generally payable both as fixed fees and as certain enrollment and monitoring milestones are achieved. Because there is substantive uncertainty related to the achievement of these milestones, the achievement of the milestones is generally achieved based on the performance of our CROs, and payment is only due if the milestone is reached, we recognize the entire expense related to each milestone in the period the milestone is reached.

The invoicing from clinical trial sites can lag several months. We accrue these site costs based on our estimate of upfront set-up costs upon the screening of the first patient at each site, and the patient related costs based on our knowledge of patient enrollment status at each site.

Other income (expense)

Other income (expense) is summarized as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Change in the fair value of common stock warrants classified as liabilities	$(10,775)	$8,986
Change in fair value of the contingent purchase price liability	(2,370)	109
Miscellaneous other income	—	(9)

Other income (expense), net	$(13,145)	$9,086

Income Taxes — The company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with FASB ASC 740-10, “ Accounting for Income Taxes” (“ASC 740-10”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC 740-10 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the company’s income tax provision or benefit. The recognition and measurement of benefits related to the company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the company’s assumptions or changes in the company’s assumptions in future periods are recorded in the period they become known.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of December 31, 2012, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. All of the non-interest bearing cash balances were fully insured at December 31, 2012 due to temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and the non-interest bearing cash balances may again exceed federally insured limits. As of December 31, 2012, we had approximately $32,431,000 in interest bearing accounts above federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain on our marketable securities, which are classified as available-for-sale. The company’s comprehensive loss is equal to its net loss for the year ended December 31, 2011.

Parent Company’s Net Deficit — The Parent Company’s Net Deficit of the Predecessor consists of CytRx Corporation’s (CytRx) initial investment in Galena and subsequent changes in Galena’s net investment resulting from Galena being an integrated part of CytRx. All disbursements for the Predecessor were made by CytRx.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. Adoption of this new standard for the fiscal year ended December 31, 2012 did not have a material impact on the company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a new accounting standard to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This new standard is effective for fiscal years beginning after December 15, 2011. Adoption of this new standard for the fiscal year ended December 31, 2012 did not have a material impact on the company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” (defined as having a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this new standard for the fiscal year ended December 31, 2012 did not have a material impact on the company’s consolidated financial statements.

4.	NeuVax™ Acquisition

On April 13, 2011, the company acquired its late stage product candidate, NeuVax, through a merger acquisition of Apthera, Inc., a Delaware corporation (“Apthera”), with Apthera surviving as a wholly-owned subsidiary of the company. At the closing of the merger, the company issued to Apthera’s stockholders approximately 5.0 million shares of common stock of the company and agreed to pay to the former Apthera shareholders future contingent consideration of up to $32 million based on the achievement of specified development and commercial milestones relating to the company’s NeuVax product candidate. The contingent consideration is payable, at the election of the company, in cash or in additional shares of common stock.

The goodwill associated with the acquisition is not deductible for tax purposes.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The company recorded the estimated fair value of the contingent consideration at $6.5 million based on the expected probability of achieving the specified development and commercial milestones relating to the company’s NeuVax product candidate and then applying a discount rate, based on a corporate debt interest rate index publicly issued, to the expected future payments. The expected timing and probability of achieving each milestone and the discount rates applied are reviewed quarterly using the most current information to measure the contingent consideration as of the reporting date. On January 19, 2012, the first milestone was achieved, and the company issued into escrow in favor of the former Apthera shareholders $1,000,000, or 1,315,849 shares, of common stock in payment of the related contingent consideration. The number of shares was based on the $0.76 closing price of the company’s common stock as reported on The NASDAQ Capital Market on January 18, 2012, the day prior to achievement of the first milestone. In September 2012, the escrowed shares were released to the former Apthera shareholders from escrow, and the company paid to the former Apthera shareholders cash of $35,016, representing an interest factor of ten percent (10%) per annum on the $1,000,000 amount of the milestone payment from February 10, 2012 through the day immediately prior to the release of the escrowed shares. During the year ended December 31, 2012, the company recorded additional other expense of $579,000 related to the change in the fair value of the escrowed shares up to the date of release from escrow.

The increase in the fair value of the contingent liability during the year ended December 31, 2012 was $2,370,000, and the decrease in the fair value of the contingent liability during the year ended December 31, 2011 was $109,000. The changes in the fair value of the contingent liability are included in other income (expense) in the accompanying condensed consolidated statements of expenses. The fair value of the contingent liability at December 31, 2012 and 2011 was $7,142,000 and $6,351,000, of which $935,000 and $1,782,000 is recorded as a current contingent liability, respectively.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the unaudited, pro forma net loss and pro forma net loss per common share of the company for year ended December 31, 2011 as if the company’s acquisition of Apthera occurred as of January 1, 2011 (in thousands expect for per share data):

For the Year Ended December 31, 2011
Net loss from continuing operations	$(4,700)
Net loss from discontinued operations	$(8,078)
Net loss per common share, continuing operations	$(0.12)
Net loss per common share, discontinued operations	$(0.21)
Net loss per common share	$(0.34)

5.	RXi Spin-Out

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

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The RXi Preferred Stock will be convertible by a holder at any time into shares of RXi common stock, except to the extent that the holder would own more than 9.999% of the shares of RXi common stock outstanding immediately after giving effect to such conversion. Without regard to this conversion limitation, the shares of the RXi Preferred Stock held by the Investors upon completion of the RXi financing and the spin-off of RXi were convertible into shares of RXi common stock representing approximately 83% of the shares of RXi common stock that would have been outstanding, assuming the conversion in full of the RXi Preferred Stock.

Spin-Off

The company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis approximately 8% of the as-converted common stock of RXi, which distribution was completed in April 2012. The company distributed a total of 66,959,894 RXi shares to its shareholders in April 2012. The company retained 33,476,595 shares of common stock of RXi, which are subject to a one-year lock up period. The value of RXi shares held by the company at December 31, 2012 was approximately $2,678,000, based on the average of high and low bid prices of RXi of $0.08 per share as reported in the OTC Bulletin Board.

The company classified the RXi activities, including for previously reported periods, as discontinued operations in the accompanying consolidated statements of expenses retroactively for all periods presented. The net assets of RXi were removed from the consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution. Summarized balance sheet information related to the net assets distributed in the spin-off are as follows (in thousands):

	April 27, 2012	December 31, 2011
Assets
Cash and cash equivalents	$87	$556
Other current assets	66	783
Equipment and furnishings	315	355
Liabilities
Accounts payable and accrued liabilities	(1,607)	(1,747)
Convertible notes	(1,000)	(500)
Capital lease obligations	(20)	(34)

Net liabilities	$(2,159)	$(587)

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company categorized its cash equivalents and marketable securities as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The company categorized its warrants potentially settleable in cash as a Level 2 hierarchy. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718. The contingent purchase price consideration is categorized as a Level 3 hierarchy and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and the updated discount rates based on a corporate debt interest rate index publicly issued.

Description	December 31, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$32,431	$32,431	$—	$—
Marketable securities	2,678	2,678	—	—

Total assets	$35,109	$35,109	$—	$—

Liabilities:
Warrants potentially settleable in cash	$10,964	$—	$10,964	$—
Contingent purchase price consideration	7,142	—	—	7,142

Total liabilities	$18,106	$—	$10,964	$7,142

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,433	$11,433	$—	$—

Total assets	$11,433	$11,433	$—	$—

Liabilities:
Warrants potentially settleable in cash	$3,746	$—	$3,746	$—
Contingent purchase price consideration	6,351	—	—	6,351

Total liabilities	$10,097	$—	$3,746	$6,351

The company has classified its liabilities for contingent earn-out consideration relating to its acquisitions of Apthera within Level 3 of the fair value hierarchy because the fair values are determined using significant unobservable inputs, which included probability weighted cash flows.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company has not transferred any financial instruments into or out of Level 3 classification during 2011 or 2012. A reconciliation of the beginning and ending Level 3 liabilities for the year ended December 31, 2012 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance, January 1, 2011	$—
Initial fair value of contingent purchase price consideration related to Apthera acquisition	6,460
Change in the estimated fair value of the contingent purchase price consideration	(109)

Balance at December 31, 2011	6,351
Payment of a contingent purchase price consideration milestone	(1,579)
Change in the estimated fair value of the contingent purchase price consideration	2,370

Balance at December 31, 2012	$7,142

7.	Capital Lease Obligations

The company acquired equipment under capital leases that is included in equipment and furnishings in the accompanying consolidated balance sheet. The cost and accumulated amortization of capitalized leased equipment was approximately $40,500 and $11,400 at December 31, 2012, respectively, and $272,000 and $95,000 at December 31, 2011, respectively. Amortization expense for capitalized leased equipment was approximately $8,700 in 2012 and $54,000 in 2011.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	For the Years Ended December 31,
	2012	2011
Professional fees	$116	$520
Research and development costs	1,705	755
Payroll related costs	217	868
Deferred revenue	—	816
Other	—	25

Total accrued expenses and other current liabilities	$2,038	$2,984

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

The company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the company is required to make royalty payments based upon a percentage of the sales. Because of the contingent nature of these payments, they are not included in the table of contractual obligations shown below (see also Note 16).

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the company the discretion to unilaterally terminate development of the product, which would allow the company to avoid making the contingent payments; however, the company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The company’s contractual obligations that will require future cash payments as of December 31, 2012 are as follows (in thousands):

	Operating Leases(1)	Non-Cancelable Employment Agreements(2)	Subtotal	Cancelable License Agreements(3)	Total
2013	$25	$1,444	$1,469	$300	$1,769
2014	3	539	542	325	867
2015	3	300	303	350	653
2016	2	100	102	350	452
2017	—	—	—	350	350
2018 and Thereafter	—	—	—	6,865	6,865

Total	$33	$2,383	$2,416	$8,540	$10,956

(1)	Operating leases are primarily facility and equipment related obligations with third party vendors. Operating lease expenses during the years ended December 31, 2012 and 2011 were approximately $139,000 and $233,000, respectively.
(2)	Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Compensation Committee, as well as for minimum bonuses that are payable.
(3)	License agreements generally relate to the company’s obligations with The Board of Regents, University of Texas and Henry Jackson Foundation for our oncology therapies The company continually assesses the progress of its licensed technology and the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the licensor at any time. In the event these licenses are terminated, no amounts will be due.

The company applies the disclosure provisions FASB ASC Topic 460 (“ASC 460”), “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ”, to its agreements that contain guarantee or indemnification clauses. The company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications give rise only to the disclosure provisions of ASC 460. To date, the company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the company has not accrued any liabilities in its financial statements related to these indemnifications.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity

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

September 2011 Registered Direct Offering — On September 26, 2011, the company completed a direct offering of 700,000 shares of common stock for gross proceeds of $455,000, resulting in approximately $415,000 of net proceeds to the company after deducting the underwriting discounts and commissions and offering expenses.

April 2012 Registered Direct Offering — On April 13, 2012, the company completed an underwritten public offering of 9,751,000 shares of common stock for gross proceeds of approximately $14.6 million, resulting in approximately $13.5 million of net proceeds to the company after deducting the underwriting discounts and commissions and offering expenses.

December 2012 Registered Direct Offering — On December 18, 2012, the company closed an underwritten public offering of 15,156,250 units at a price to the public of $1.60 per unit for gross proceeds of $24.3 million (the “December 2012 Offering”). The offering provided approximately $22.5 million to the company after deducting the underwriting discounts and commissions and offering expenses. Each unit consists of (i) one share of common stock, and (ii) a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $1.90 per share (subject to anti-dilution adjustment provisions).

Other Equity Transactions — On March 30, 2011, the company entered into a severance agreement with its former President and Chief Executive Officer whereby, among other things, it agreed to issue shares to the former officer such that the number of shares issued times the market price of the shares on the day immediately following the separation date equal a value of $300,000. As of December 31, 2011, all payments and shares due under this severance agreement have been issued and recorded to stock compensation expense.

On January 20, 2012, The company sold 579,710 shares of our common stock for $400,000, the fair market value on the date of issuance, to Kwang Dong Pharmaceuticals Company, as part of an existing licence agreement for NeuVax covering territorial rights for the compound in South Korea that the company acquired in its merger acquisition with Apthera.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Warrants

The following is a summary of warrant activity for the years ended December 31, 2012 and 2011 (in thousands):

	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant Warrants	Total

Outstanding, January 1, 2011	—	—	—	540	978	733	2,251
Issued	—	11,950	6,000	—	—	—	17,950
Exchanged for other warrants	—	3,450	(3,450)	—	—	—	—
Exchanged for common stock	—	(5,930)	—	—	—	—	(5,930)
Exercised	—	—	(150)	—	—	—	(150)

Outstanding, December 31, 2011	—	9,470	2,400	540	978	733	14,121
Issued	7,578	—	—	—	—	400	7,978
Exercised	—	(6,624)	(2,039)	(180)	—	(40)	(8,883)

Outstanding, December 31, 2012	7,578	2,846	361	360	978	1,093	13,216

Expiration	December 2017	April 2017	March 2016	March 2016	August 2014	January 2014

Warrants consist of liability-classified warrants and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in December 2012, April 2011, March 2011, March 2010 and March 2009. These warrants are potentially settleable in cash and were determined not to be indexed to the company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. The change in the estimated fair value of the warrant liability is recorded in the consolidated statement of expenses as other income (expense). The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following inputs:

	As of December 31, 2012
	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants

Strike price	$1.90	$0.65	$0.65	$2.18	$4.50
Expected term (years)	4.98	4.30	3.18	3.24	1.59
Volatility %	80.93	82.48	69.90	69.79	74.13
Risk free rate %	0.72	0.59	0.39	0.40	0.21

	As of December 31, 2011
	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$—	$0.65	$0.65	$2.34	$4.50
Expected term (years)	—	5.30	0.03	4.80	2.60
Volatility %	—	98.91	98.91	98.91	98.91
Risk free rate %	—	0.83	0.02	0.83	0.31

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

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in fair value of the warrant liability for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total

Warrant liability, January 1, 2011	$—	$—	$—	$1,195	$1,943	$3,138
Fair value of warrants issued	—	11,015	1,794	—	—	12,809
Fair value of warrants exercised	—	(95)	—	—	—	(95)
Fair value of warrants exchanged	—	(3,120)	—	—	—	(3,120)
Change in fair value of warrants	—	(4,655)	(1,373)	(1,079)	(1,879)	(8,986)

Warrant liability, December 31, 2011	—	3,145	421	116	64	3,746
Fair value of warrants issued	7,286	—	—	—	—	7,286
Fair value of warrants exercised	—	(8,130)	(2,456)	(257)	—	(10,843)
Change in fair value of warrants	(332)	8,295	2,413	328	71	10,775

Warrant liability, December 31, 2012	$6,954	$3,310	$378	$187	$135	$10,964

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services. These warrants are recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Development Stage Supplemental Equity Disclosure

Summarized below are the company’s equity (common stock and common stock options) transactions since the company’s inception through December 31, 2012.

Type of Security	Date of Issuance	Shares of Common Stock	Dollar Amount of Consideration ($)		Price per Share or Exercise Price per Share ($)	Counter Party to Transaction	Nature of Non-Cash Consideration	Basis of Assigning Cost
Common Stock	April 3, 2006	1,624,278	2		0.002	Founders	NA	Cash
Common Stock	January 8, 2007	7,040,318	48	(A)	0.007	CytRx	Contributed Assets	Predecessor Cost
Common Stock	April 30, 2007	3,273,292	15,348	(B)	5.19	CytRx	NA	Cash
Common Stock	April 30, 2007	462,112	2,311		5.00	UMMS	Intellectual Properties	Independent Third Party Valuation
Common Stock	August 18, 2007	30,000	150		5.00	Directors	—	Cash
Common Stock	September 28, 2007	188,387	978		5.19	CytRx	NA	Independent Third Party Valuation
Common Stock	November 21, 2007	66,045	331		5.00	Exercise of Stock Options	NA	Cash
Common Stock	June 26, 2008	1,073,299	7,918		8.12	PIPE	NA	Net Cash
Common Stock	October 6, 2008 and November 16, 2008	5,500	26		5.00	Exercise of Stock Options	NA	Cash
Common Stock	January 30, 2009	58,398	NA		NA		NA	Market Value
Common Stock	May 1, 2009	281	NA		4.19	Exercise of Stock Options	NA	Cash
Common Stock	August 3, 2009 and August 4, 2009	2,385,715	7,714		3.50	Registered Direct	NA	Net Cash
Common Stock	March 22, 2010	2,700,000	15,235		6.00	Registered Direct	NA	Net Cash
Common Stock	Various — 2010	53,500	254		4.75	Exercise of Stock Options	NA	Cash
Common Stock	January 2, 2010 and February 9, 2010	86,634	207		NA	Restricted Stock Units	NA	Market Value
Common Stock	March 4, 2011	6,000,000	7,307		1.35	Registered Direct	NA	Net Cash
Common Stock	March 15, 2011	220,729	256		1.16	Restricted Stock Units	NA	Market Value
Common Stock	April 13, 2011	4,974,090	6,367		NA	Acquired Company	NA	Market Value
Common Stock	April 20, 2011	11,950,000	10,853		1.00	Registered Direct	NA	Net Cash
Common Stock	July 1, 2011	18,824	15		0.83	ESPP	NA	Cash
Common Stock	July 27, 2011	150,000	150		1.00	Exercise of Warrants	NA	Cash
Common Stock	September 26, 2011	700,000	455		0.65	Registered Direct	NA	Cash
Common Stock	December 6, 2011	4,151,000	3,120		NA	Exchange with Warrant Holders	NA	Market Value
Common Stock	Various — 2011	599,051	594		NA	Stock Compensation	NA	Market Value
Common Stock	January 1, 2012	98,758	39		0.39	ESPP	NA	Cash
Common Stock	February 17, 2012	579,710	385		0.69	Registered Direct	NA	Net Cash
Common Stock	April 13, 2012	9,751,000	13,478		1.50	Registered Direct	NA	Net Cash
Common Stock	June 15, 2012	1,315,849	1,579		NA	Contingent Purchase Price Consideration	NA	Market Value
Common Stock	July 1, 2012	135,592	54		0.40	ESPP	NA	Cash
Common Stock	December 18, 2012	15,156,250	22,513		1.60	Registered Direct	NA	Net Cash
Common Stock	Various — 2012	8,433,003	16,551		1.97	Exercise of Warrants	NA	Cash
Common Stock	Various — 2012	288,285	364		NA	Stock Compensation	Services	Market Value
Common Stock	Various — 2012	25,937	21		0.81	Exercise of Stock Options	NA	Cash

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(A)	Transactions between related parties are accounted for at our predecessor’s historical cost, with the intellectual property which was previously expensed on our predecessor’s books being recorded at zero cost and equipment and furnishings being recorded at $48,000.
(B)	The company received gross proceeds of $17.0 million for the issuance of the 3,273,292 shares of common stock, which equals $5.19 per share. The gross proceeds were reduced by a reimbursement to our predecessor of (1) $1.3 million for the company’s pro rata share of offering costs related to the April 17, 2007 private placement conducted by our predecessor to fund its capital contribution to the company and (2) $363,000 of expenses incurred on behalf of the company for the year ended December 31, 2006. Net proceeds to the company after these charges were $15.3 million or $4.69 a share.

13.	Stock Based Compensation

Options to Purchase Shares of Common Stock — The company follows the provisions ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, the company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is being re-measured using the fair value of the company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options granted during the years ended December 31, 2012 and 2011, the following assumptions were used:

	2012	2011
Risk free interest rate	0.84% – 1.13%	0.92% – 3.16%
Volatility	75.44% – 76.85%	98.61% – 113.87%
Expected lives (years)	5.50 – 6.25	4.71 – 9.25
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended December 31, 2012 and 2011 was $0.70 and $0.89 per share, respectively.

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

The company recorded approximately $1,394,000 and $3,001,000 of stock-based compensation from continuing operations related to employee and non-employee stock options for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $1,240,026 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted average period of 3.4 years.

On November 4, 2009, Tod Woolf, Ph.D., resigned as our President, Chief Executive Officer and a member of our Board of Directors. According to the Separation Agreement between Dr. Woolf and the company, the company agreed to extend the exercise period for all of Dr. Woolf’s vested Stock Options as of November 4, 2009, to the later of: (i) a period of two (2) years from his resignation (until November 4, 2011), or (ii) ninety (90) days following the end of the term of the SAB Agreement (February 4, 2013) or such earlier date as the SAB Agreement may be terminated pursuant to the terms of the SAB Agreement provided Dr. Woolf has not violated the non-competition provisions of the SAB Agreement prior to the date of exercise (whether or not the SAB Agreement is still in effect at that time). Notwithstanding any provision of the company’s 2007 Incentive Plan, the company also agreed that Dr. Woolf’s previously awarded Stock Options shall continue to vest during his continuing role in the company in the New Position. The total expense for 2012 and 2011 was $6,160 and $65,000, respectively.

During the fiscal year ended December 31, 2011, we granted to our President and Chief Executive Officer 300,000 stock options subject to performance-based vesting. The aggregate fair market value of the stock option grant was valued using the lattice model and is being amortized to compensation expense over the vesting period. Compensation expense recognized related to this grant was approximately $31,000 and $23,000 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, an aggregate of 12,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 7,672,384 shares subject to outstanding common stock options granted under this plan and 3,702,336 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date include vesting upon grant to vesting at the end of a four year period. The options will expire, unless previously exercised, no later than ten years from the grant date. The company is using unissued shares for all shares issued for options, restricted share awards and ESPP issuances.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the options’ activity of the company’s stock option plan:

	Stock Options	Weighted Average Exercise Price
Outstanding — January 1, 2011	4,333,136	$5.10
Granted	3,322,500	1.21
Exercised	—	—
Forfeited	(1,492,499)	4.99

Outstanding — December 31, 2011	6,163,137	3.03
Granted	1,800,000	0.99
Exercised	(25,937)	0.85
Forfeited	(264,816)	3.52

Outstanding — December 31, 2012	7,672,384	2.54

Exercisable — December 31, 2011	4,673,768	3.40

Exercisable — December 31, 2012	5,734,817	3.01

The weighted average remaining contractual life of options outstanding and exercisable at December 31, 2012 was 7.38 years and 6.87 years, respectively. The weighted average remaining contractual life of options outstanding and exercisable at December 31, 2011 was 7.87 years and 7.56 years, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2012 and 2011 was $2,288,000 and $0, respectively. The aggregate intrinsic value of exercisable options as of December 31, 2012 and 2011 was $1,394,000 and $0, respectively. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

The aggregate intrinsic value of options exercised during 2012 and 2011 was approximately $17,650 and $0, respectively.

Stock Options Modified — On April 14, 2011, all of the company’s directors and certain of the company’s executive officers executed agreements with the company under which they agreed that none of their outstanding stock options will be exercisable unless and until the company increases the number of authorized shares of common stock to a number that is sufficient to permit the exercise or conversion in full of all then outstanding options of the company (including their stock options), warrants and other securities of the company that are convertible into shares of common stock. An aggregate of 3,498,256 option shares are covered by these agreements. For accounting purposes, the agreement of all of the company’s directors and certain executive officers to place restrictions of the exercisability of their options is treated as a modification of their options resulting in the reclassification of the options from equity to a liability. In connection with the modification, the company recognized compensation cost equal to the greater of (a) the grant date fair value of the original equity award plus an incremental cost associated with the modification or (b) the fair value of the modified award when it is settled. On July 15, 2011, the Board of Directors of the company adopted an amendment to increase the authorized shares of common stock to 125,000,000, which was presented to and approved by the stockholders of the company at the 2011 Annual Meeting of Stockholders. This increase in the authorized shares was sufficient to permit the exercise or conversion in full of all then outstanding options of the company (including their stock options), warrants and other securities of the company that are convertible into shares of common stock, as a result, the liability was marked to market through July 15, 2011 and, upon settlement, the value of $1,036,000 was reclassified to additional paid in capital. As a result of the modification, the company recorded additional stock compensation expense of $35,000 during the year ended December 31, 2011.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan — The company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 85% of the market value per share on either the first or last day of the semi-annual period, whichever is lower. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (a) 250,000 shares increased on each anniversary of the adoption of the Plan by one percent (1%) of the total shares of stock then outstanding and (b) 1,000,000 shares. As of December 31, 2012, an aggregate of 809,022 shares of common stock were authorized and available for future issuance under the ESPP. The company has issued 190,978 shares under the ESPP through December 31, 2012.

Restricted Stock Units — In addition to options to purchase shares of common stock, the company may grant restricted stock units (“RSU”) as part of its compensation package. Each RSU is granted at the fair market value based on the date of grant. Vesting is determined on a grant by grant basis.

In 2012 and 2011, the company granted a total of 0 and 220,729 RSUs, respectively. The RSUs granted in 2011 had an aggregate intrinsic value of $256,000. As of December 31, 2012, all of the RSUs had vested in full.

14.	Net Loss Per Share

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	December 31,
	2012	2011
Options to purchase common stock	7,672,384	6,163,137
Warrants to purchase common stock	13,215,576	14,120,642

Total	20,887,960	20,283,779

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The components of federal and state income tax expense (benefit) are as follows (in thousands):

	As of December 31,
	2012	2011
Current
Federal	$—	$—
State	—	—

Total current	—	—
Deferred
Federal	(894)	—
State	(158)	—

Total deferred	(1,052)	—

Total income tax expense (benefit)	$(1,052)	$—

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2012	2011
Net operating loss carryforwards	$23,632	$18,786
Tax credit carryforwards	3,201	3,160
Unrealized gain on marketable securities	(1,052)	—
Stock based compensation	7,944	6,885
Other	(328)	193
Licensing deduction deferral	8,194	7,458

Gross deferred tax assets	41,591	36,482
Valuation allowance	(41,591)	(36,482)

Net deferred tax asset	$—	$—

The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2012	2011
In-process research and development not subject to future amortization for tax purposes	$5,053	$5,053

Gross deferred tax liability	$5,053	$5,053

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows (in thousands):

	As of December 31,
	2012	2011
Unrealized gain on marketable securities	$(1,052)	$—
Changes in warrant value	3,664	(3,361)
Expected federal income tax benefit	(11,688)	(3,905)
Non-qualified stock compensation	152	172
Effect of change in valuation allowance	8,939	8,551
Income tax credits	—	(260)
State income taxes after credits	(1,067)	(1,197)

	$(1,052)	$—

The company has incurred net operating losses from inception. At December 31, 2012, the company had domestic federal and state net operating loss carryforwards of approximately $57.2 and $50.5 million, respectively, available to reduce future taxable income, which expire at various dates beginning in 2013 through 2032. The company also had federal and state research and development tax credit carryforwards of approximately $2,000,000 and $1,900,000, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2023 through 2032. The income tax benefit for the year ended December 31, 2012 relates to the unrealized gain on available for sale securities.

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

The company files income tax returns in the U.S. federal, Massachusetts, California and Oregon jurisdictions. The company is subject to tax examinations for the 2008 tax year and beyond. The company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The company has not incurred any interest or penalties. In the event that the company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

16.	License Agreements

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

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the acquisition of NeuVax™, the company assumed the rights and obligations of a certain license agreement, as amended, from The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering the nelipepimut-S peptide, and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, we are required to make future annual maintenance fee payments, as well as clinical milestone payments and royalty payments based on sales of therapeutic products developed from the licensed technologies. As part of the expected payments under the terms of the license, the company must pay an annual maintenance fee of $200,000. In addition, upon commencing the Phase 3 trial, we will pay a milestone payment of $200,000.

In July 2011, the company entered into a subsequent non-exclusive license agreement with HJF which has since been made exclusive, granting patent rights to the use of the nelipepimut-S peptide in combination with Herceptin®. Under the terms of the license, the company paid an issue royalty fee of $100,000. In addition, the company must pay an annual maintenance fee of $25,000 for each of two patents and royalties based on net sales upon commercialization.

In September 2011, the company licensed worldwide rights to develop and commercialize a Folate Binding Protein-E39 (FBP) targeted vaccine to prevent recurrence in gynecological cancers such as ovarian and endometrial adenocarconimas. The FBP vaccine was licensed from The University of Texas M D Anderson Cancer Center and Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. FBP has been granted Investigational New Drug approval by the U.S. Food and Drug Administration to enter clinical trials. Institutional Review Board approval has also been received which allowed the company to initiate Phase 1 trials by the end of 2011. As part of the expected payments under the terms of the license, the company paid an issue royalty fee of $100,000. Additionally, the company shall pay the HJF a non-creditable, nonrefundable License issue royalty in the sum of $15,000 for each additional item of follow-on intellectual property. In addition, the company must pay an annual maintenance fee of $25,000 in 2012 and $50,000 in 2013.

Effective December 3, 2012, we entered into a license and supply agreement with ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals (“ABIC”), under which we granted ABIC exclusive rights to seek marketing approval in Israel for our NeuVax product candidate for intradermal injection for the treatment of breast cancer following its approval by the U.S. Food and Drug Administration or the European Medicines Agency, and to market, sell and distribute NeuVax in Israel assuming such approval is obtained. ABIC’s rights also include a right of first refusal in Israel for all future indications for which NeuVax™ may be approved. Under the license and supply agreement, ABIC will assume responsibility for regulatory registration of NeuVax in Israel, provide financial support for local development, and commercialize the product in the region in exchange for making royalty payments to us based on future sales of NeuVax. ABIC also agrees in the license and supply agreement to purchase from us all supplies of NeuVax at a price determined according to a specified formula.

17.	Related Party Transactions

Since 2011, the company has retained TroyGould PC as outside corporate counsel. Sanford J. Hillsberg, the Chairman of the company, is a senior lawyer with TroyGould PC. Galena expensed $507,339 to TroyGould PC for services provided in 2011. In 2012, Galena expensed $399,932 in cash and a fair market value of $135,000 in Galena common stock for services. At December 31, 2012, Galena owed $201,000 to TroyGould PC.

18.	Employee Benefit Plan

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

19.	Subsequent Events

The company evaluated all events or transactions that occurred after December 31, 2012 up through the date these financial statements were issued. Other than what is disclosed below, or elsewhere in the notes to the consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

GALENA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 29, 2013, the company granted an option to purchase 50,000 shares of common stock to each of the five non-employee members of the Board of Directors. These options had an exercise price of $1.71 per share, which represented the company’s closing stock price on that date. The options vest quarterly over a one-year period and expire not later than 10 years from the grant date.

On January 29, 2013, the company granted options to purchase an aggregate of 1,823,000 shares of common stock to certain employees at a price of $1.71 per share, which represented the company’s closing stock price on that date. The options vest over four quarters beginning three months from the date of grant and expire not later than 10 years from the date of grant.

From January 1, 2013 through March 11, 2013, the company issued 84,000 shares of the company’s common stock subject to the exercise of outstanding warrants from various warrant holders. The company received $54,600 in total payments at an exercise price of $0.65 per share.

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

Evaluation of Disclosure Controls and Procedure Management’s report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our Chief Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report includes an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

On March 11, 2013, we entered into separate amendments to our employment agreements with Mark Schwartz, Ph.D., our Executive Vice President and Chief Operating Officer, and Rosemary Mazanet, M.D., Ph.D., our Executive Vice President and Chief Medical Officer. The amendments modified the employment agreements to extend indefinitely the employment agreements following the expiration of their current terms (on September 23, 2013 and April 18, 2014, respectively) on an “at will” basis and to provide (1) that the employment agreements may be terminated at any time after March 11, 2013 by us or the executive officer, with or without “cause” (as defined), and (2) for severance payments to the executives equal to six months’ base salary in the event of we terminate either executive’s employment without “cause”.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the “Proxy Statement,” not later than 120 days after the fiscal year ended December 31, 2012. The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Item 8 in Part II of this annual report on Form 10-K, “Financial Statements and Supplementary Data,” for an index to the financial statements filed in this annual report, which information is incorporated herein by reference.

(2) Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or not yet required because we are transitioning from smaller reporting company status.

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

Dated: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Ahn Mark J. Ahn, Ph.D.	President, Chief Executive Officer and Director	March 12, 2013

/s/ Ryan M. Dunlap Ryan M. Dunlap	Director of Finance, Controller and Principal Accounting Officer (Principal Financial and Accounting Officer)	March 12, 2013

/s/ Sanford J. Hillsberg Sanford J. Hillsberg	Director	March 12, 2013

/s/ Richard Chin Richard Chin, M.D.	Director	March 12, 2013

/s/ Stephen S. Galliker Stephen S. Galliker	Director	March 12, 2013

/s/ Steven A. Kriegsman Steven A. Kriegsman	Director	March 12, 2013

/s/ Rudolph Nisi Rudolph Nisi, M.D.	Director	March 12, 2013

Exhibit Number	Description

1.1	Underwriting Agreement dated as of April 5, 2012 by and between Galena Biopharma, Inc. and Roth Capital Partners, LLC, as representative of the several underwriters named therein.(25)

1.2	Purchase Agreement dated as of December 18, 2012 by and between Galena Biopharma, Inc. and Piper Jaffray & Co. (26)

3.1	Form of Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(20)

3.3	Certificate of Ownership and Merger.(14)

3.4	Form of Amended and Restated By-laws of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(1)

4.1	Specimen common stock certificate.**

4.2	Annex I to form of Subscription Agreement — Registration Rights Terms between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Stephen Galliker, Mark Ahn, Ph.D. and Sanford Hillsberg.(1)

4.3	Warrant No. A-1 in favor of J.P. Turner Partners, LP, dated August 7, 2008.(3)

4.4	Form of Common Stock Purchase Warrant issued in August 2009.(4)

4.5	Form of Common Stock Purchase Warrant issued in March 2010.(5)

4.7	Form of Five-Year Common Stock Purchase Warrant issued in March 2011.(7)

4.8	Form of Common Stock Purchase Warrant issued in April 2011.(10)

4.9	Warrant No. 2012-1 in favor of Legend Securities, Inc. issued in February 2012.(21)

4.10	Form of December 2012 Warrant.(26)

10.1	Form of Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011.(9)

10.2	First Amendment to Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012.(21)

10.3	Form of Escrow Agreement entered into among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., and Robert E. Kennedy, in his capacity as the Stockholder Representative, on April 13, 2011.(9)

10.4	Employment Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark W. Schwartz, Ph.D., dated April 13, 2011.*(11)

10.5	Amendment No. 1 to Employment Agreement made as of September 23, 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals) and Mark W. Schwartz, Ph.D.*(12)

10.6	Amendment No. 2 to Employment Agreement made as of March 11, 2013 between Galena Biopharma, Inc. and Mark W. Schwartz, Ph.D.* **

10.7	Employment Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark Ahn, Ph.D., dated March 31, 2011.*(8)

10.8	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(6)

10.9	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(19)

10.10	Form of Incentive Stock Option.*(1)

10.11	Form of Non-qualified Stock Option.*(1)

10.12	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(11)

Exhibit Number	Description

10.13	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(11)

10.14	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(11)

10.15	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(11)

10.16	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(11)

10.17	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(11)

10.18	Scientific Advisory Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and George E. Peoples, Ph.D., dated May 1, 2011.**

10.19	Form of Amendment to Stock Options Granted under Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) 2007 Incentive Plan, entered into in April 2011 by Galena Biopharma, Inc. with all directors of Galena Biopharma, Inc., as of April 1, 2011, and Mark J. Ahn, Ph.D.*(11)

10.20	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and its wholly-owned subsidiary, Apthera, Inc.+(11)

10.21	Agreement and Plan of Merger by and among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Diamondback Acquisition Corp., Apthera, Inc. and Robert E. Kennedy, in his capacity as the Stockholder Representative, dated March 31, 2011.(8)

10.22	Exclusive License Agreement, dated effective as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), The Board of Regents of the University of Texas System and The University of Texas M.D. Anderson Cancer Center.+(13)

10.23	Contribution Agreement, dated as of September 24, 2011, between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).(14)

10.24	Securities Purchase Agreement, dated as of September 24, 2011, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(14)

10.25	Omnibus Amendment to Securities Purchase Agreement, dated as of February 6, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(17)

10.26	Second Omnibus Amendment to Securities Purchase Agreement, dated as of March 5, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(21)

10.27	Third Omnibus Amendment to Securities Purchase Agreement, dated as of March 30, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(23)

Exhibit Number	Description

10.28	Fourth Omnibus Amendment to Securities Purchase Agreement, dated as of April 3, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(23)

10.29	Fifth Omnibus Amendment to Securities Purchase Agreement, dated as of April 11, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(23)

10.30	Sixth Omnibus Amendment to Securities Purchase Agreement, dated as of April 18, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(23)

10.31	Seventh Amendment Agreement to Securities Purchase Agreement, dated as of April 25, 2012, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.(23)

10.32	Investor Subscription Agreement, dated September 24, 2011, among Galena Biopharma, Inc. (formerly, RXi Pharmaceuticals Corporation), Tang Capital Partners, LP. and RTW Investments, LLC.(14)

10.33	Amended and Restated Investor Subscription Agreement, dated September 26, 2011, among Galena Biopharma, Inc., Tang Capital Partners, LP. and RTW Investments, LLC.(15)

10.34	Form of Exchange Agreements by and between Galena Biopharma, Inc. and the Investors named therein.(16)

10.35	Lease between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and LO 138, LLC for 310 N. State Street, Suite 208, Lake Oswego, Oregon, 97034, entered into as of July 18, 2011.(21)

10.36	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Employee Stock Purchase Plan.*(18)

10.37	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.+(21)

10.38	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and Galena Biopharma, Inc.(21)

10.39	Employment agreement, effective April 18, 2012, between Galena Biopharma, Inc. and Rosemary Mazanet, M.D., Ph.D.* **

10.40	Amendment No. 1 to Employment Agreement made as of March 11, 2013 between Galena Biopharma, Inc. and Rosemary Mazanet, M.D., Ph.D.* **

10.41	Employment letter agreement, effective July 16, 2012, between Galena Biopharma, Inc. and Ryan M. Dunlap.* (25)

10.42	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.* (22)

10.43	License and Supply Agreement, effective December 4, 2012, between Galena Biopharma, Inc. and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals.+**

14.1	Code of Ethics and Conduct.(2)

21.1	Subsidiaries of the Registrant.(24)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D., and Ryan M. Dunlap.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

(1)	Previously filed as an Exhibit to the company’s Registration Statement on Form S-1 filed on October 30, 2007 (File No. 333-147009) and incorporated by reference herein
(2)	Previously filed as an Exhibit to the company’s Form 10-K filed on April 15, 2008 (File No. 001-33958) and incorporated by reference herein.
(3)	Previously filed as an Exhibit to the company’s Form 10-Q filed on November 14, 2008 (File No. 001-33958) and incorporated by reference herein.
(4)	Previously filed as an Exhibit to the company’s Form 8-K filed on July 31, 2009 (File No. 001-33958) and incorporated by reference herein.
(5)	Previously filed as an Exhibit to the company’s Form 8-K filed on March 23, 2010 (File No. 001-33958) and incorporated by reference herein.
(6)	Previously filed as Annex A to the company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.
(7)	Previously filed as an Exhibit to the company’s Form 8-K filed on March 1, 2011 (File No. 001-33958) and incorporated by reference herein.
(8)	Previously filed as an Exhibit to the company’s Form 8-K filed on April 5, 2011 (File No. 001-33958) and incorporated by reference herein.
(9)	Previously filed as an Exhibit to the company’s Form 8-K filed on April 14, 2011 (File No. 001-33958) and incorporated by reference herein.
(10)	Previously filed as an Exhibit to the company’s Form 8-K filed on April 15, 2011 (File No. 001-33958) and incorporated by reference herein.
(11)	Previously filed as an Exhibit to the company’s Form 10-Q filed on August 15, 2011 (File No. 001-33958) and incorporated by reference herein.
(12)	Previously filed as an Exhibit to the company’s Form 10-Q filed on November 14, 2011 (File No. 001-33958) and incorporated by reference herein.
(13)	Previously filed as an Exhibit to the company’s Form 8-K filed on September 21, 2011 (File No. 001-33958) and incorporated by reference herein.
(14)	Previously filed as an Exhibit to the company’s Form 8-K filed on September 26, 2011 (File No. 001-33958) and incorporated by reference herein.
(15)	Previously filed as an Exhibit to the company’s Form 8-K filed on September 27, 2011 (File No. 001-33958) and incorporated by reference herein.
(16)	Previously filed as an Exhibit to the company’s Form 8-K filed on December 6, 2011 (File No. 001-33958) and incorporated by reference herein.
(17)	Previously filed as an Exhibit to Amendment No. 4 to RXi Pharmaceuticals Corporation’s Registration Statement on Form S-1 filed on February 7, 2012 (File No. 333-177498) and incorporated by reference herein.
(18)	Previously filed as Annex B to the company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.
(19)	Previously filed as Annex A to the company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.
(20)	Previously filed as Annex B to the company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.
(21)	Previously filed as an Exhibit to the company’s Form 10-K filed on March 28, 2012 (File No. 001-33958) and incorporated by reference herein.
(22)	Previously filed as Annex A to the company’s Proxy Statement on Schedule 14A filed on April 30, 2012 (file No. 001-33958).
(23)	Previously filed as an Exhibit to the company’s Form 10-Q filed on May 14, 2012 (File No. 001-33958) and incorporated by reference herein.
(24)	Previously filed as an Exhibit to the company’s Form 10-K filed on April 15, 2011 (File No. 001-33958) and incorporated by reference herein.
(25)	Previously filed as an Exhibit to the company’s Form 10-Q filed on August 14, 2012 (File No. 001-33958) and incorporated by reference herein.
(26)	Previously filed as an Exhibit to the company’s Form 8-K filed on December 19, 2012 (File No. 001-33958) and incorporated by reference herein.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.