Form 10-Q
period 2013-03-31
Galena Biopharma, Inc.
filed 2013-05-09
CIK 1390478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013, Galena Biopharma, Inc. had outstanding 83,463,611 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED MARCH 31, 2013

INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements	2

		Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	2

		Condensed Consolidated Statements of Expenses for the three months ended March 31, 2013 and 2012 and for the period January 1, 2003 (date of inception) to March 31, 2013 (unaudited)	3

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period January 1, 2003 (date of inception) to March 31, 2013 (unaudited)	4

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	3	Quantitative and Qualitative Disclosures About Market Risk	23

	4	Controls and Procedures	23

II		OTHER INFORMATION

	1	Legal Proceedings	24

	1A	Risk Factors	24

	2	Unregistered Sales of Equity Securities and Use of Proceeds	40

	3	Defaults Upon Senior Securities	41

	4	Mine Safety Disclosures	41

	5	Other Information	42

	6	Exhibits	42

Index to Exhibits			42

Signatures
EX-31.1
EX-31.2
EX-32.1

PART I

ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,481	$32,807
Restricted cash	102	101
Marketable securities	9,709	2,678
Prepaid expenses	210	535

Total current assets	27,502	36,121

Equipment and furnishings, net	27	29
In-process research and development	12,864	12,864
Abstral rights	15,086	—
Goodwill	5,898	5,898
Deposits	74	74

Total assets	$61,451	$54,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,123	$1,976
Accrued expense and other current liabilities	7,478	2,038
Current maturities of capital lease obligations	6	6
Fair value of warrants potentially settleable in cash	15,843	10,964
Current contingent purchase price consideration	929	935

Total current liabilities	26,379	15,919
Capital lease obligations, net of current maturities	51	51
Deferred tax liability, non-current	5,053	5,053
Contingent purchase price consideration, net of current portion	6,656	6,207

Total liabilities	38,139	27,230

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 83,759,319 shares issued and 83,084,319 shares outstanding at March 31, 2013; 83,595,837 shares issued and 82,920,837 outstanding at December 31, 2012	8	8
Additional paid-in capital	132,748	132,168
Accumulated other comprehensive income	5,895	1,626
Deficit accumulated during the developmental stage	(111,490)	(102,197)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)

Total stockholders’ equity	23,312	27,756

Total liabilities and stockholders’ equity	$61,451	$54,986

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Period from January 1, 2003 (Date of Inception) to March 31, 2013
Expenses:
Research and development expense	$4,968	$2,423	$23,978
Research and development employee stock-based compensation expense	91	34	603
Research and development non-employee stock-based compensation expense	22	207	6,291

Total research and development expense	5,081	2,664	30,872

General and administrative expense	1,279	1,269	34,044
General and administrative employee stock-based compensation expense	157	194	10,266
General and administrative non-employee stock-based compensation expense	94	283	3,550

Total general and administrative expense	1,530	1,746	47,820

Operating loss	(6,611)	(4,410)	(78,692)

Other income (expense):

Interest income (expense), net	5	(16)	594

Other expense	(5,449)	(19,114)	(6,535)

Total other income (expense), net	(5,444)	(19,130)	(5,941)

Pretax loss from continuing operations	(12,055)	(23,540)	(84,633)

Income tax benefit	(2,762)	—	(3,814)

Loss from continuing operations	(9,293)	(23,540)	(80,819)

Discontinued operations	—	(1,221)	(40,712)

Net loss	$(9,293)	$(24,761)	$(121,351)

Net loss per common share:
Basic and diluted loss per share, continuing operations	$(0.11)	$(0.49)

Basic and diluted loss per share, discontinued operations	$—	$(0.03)

Basic and diluted net loss per share	$(0.11)	$(0.52)

Weighted average common shares outstanding: basic and diluted	83,002,323	47,967,499

Comprehensive loss
Net loss	$(9,293)	$(24,761)	$(121,351)
Unrealized gain on marketable securities, net of tax	4,269	—	5,895

Total comprehensive loss	$(5,024)	$(24,761)	$(115,456)

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Period from January 1, 2003 (Date of Inception) through March 31, 2013
Cash flows from operating activities:
Net loss	$(9,293)	$(24,761)	$(121,531)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2	42	715
Loss on disposal of equipment	—	—	19
Deferred taxes	(2,762)	—	(3,814)
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash stock-based compensation	248	427	20,500
Change in fair value of warrants potentially settleable in cash	—	—	(785)
Fair value of common stock warrants issued in exchange for services	—	148	2,402
Fair value of common stock issued in exchange for services	116	185	834
Change in fair value of common stock warrants	5,003	18,270	4,606
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent consideration	443	844	2,704
Changes in operating assets and liabilities:
Prepaid expenses and other assets	325	(14)	(320)
Accounts payable	147	426	2,012
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	440	(452)	3,775

Net cash used in operating activities	(5,331)	(4,885)	(85,072)

Cash flows from investing activities:
Change in restricted cash	(1)	—	(102)
Cash paid for acquisition of Abstral rights	(10,086)		(10,086)
Cash received in NeuVax acquisition	—	—	168
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	—	—	(739)
Disposal of equipment and furnishings	—	—	(1)
Cash paid for lease deposit	—	—	(45)
Cash transferred with the RXi spin-off	—	—	(87)

Net cash used in investing activities	(10,087)	—	(10,927)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Period from January 1, 2003 (Date of Inception) through March 31, 2013
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	385	101,360
Cash paid for repurchase of common stock warrants	—	—	(266)
Cash paid for repurchase of common stock	—	—	(3,489)
Net proceeds from exercise of common stock options	—	—	631
Net proceeds from exercise of common stock warrants	54	1,236	5,912
Common stock issued in connection with ESPP	38	39	146
Net proceeds from issuance of convertible notes payable	—	500	1,000
Repayments of capital lease obligations	—	(7)	(220)
Cash advances from former parent company, net	—	—	8,766

Net cash provided by financing activities	92	2,153	113,480

Net increase (decrease) in cash and cash equivalents	(15,326)	(2,732)	17,481
Cash and cash equivalents at the beginning of period	32,807	11,433	—

Cash and cash equivalents at end of period	$17,481	$8,701	$17,481

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$1	$1	$727

Cash paid during the periods for interest	$—	$1	$12

Supplemental disclosure of non-cash investing and financing activities:
Future payment for Abstral rights included in accrued expenses	$5,000	$—	$5,000

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of warrants issued in connection with common stock recorded as cost of equity	$—	$—	$25,324

Issuance of common stock in exchange of outstanding warrants	$—	$—	$3,120

Fair value of shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785

Reclassification of warrant liabilities upon exercise	$124	$1,659	$10,967

Net liabilities distributed in the RXi spin-off, excluding cash	$—	$—	$2,246

Common stock issued in settlement of contingent purchase price consideration	$—	$—	$1,579

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$—	$277

Non-cash lease deposit	$—	$—	$50

Value of restricted stock units and common stock issued in lieu of cash bonuses	$—	$—	$634

Change in fair value of marketable securities	$7,031	$—	$9,709

NeuVax Acquisition:
Fair value of shares issued to acquire NeuVax	$—	$—	$6,367
Fair value of contingent purchase price consideration in connection with NeuVax acquisition	—	—	6,460

Net assets acquired excluding cash of $168	$—	$—	$12,827

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Basis of Presentation

Business

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company developing innovative, targeted oncology treatments that address major unmet medical needs to advance cancer care.

Developing Immunotherapies to Prevent Cancer Recurrence

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address patient populations of cancer survivors to prevent recurrence. These therapies work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells.

Our lead product candidate, NeuVax™ (nelipepimut-S) was derived from the immunodominant extracellular region of the HER2 receptor, and is combined with the immune adjuvant granulocyte macrophage colony-stimulating factor (GM-CSF) to further bolster the immune response in breast cancer patients.

Our second product candidate, Folate Binding Protein, or “FBP,” is a peptide that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, granulocyte macrophage-colony stimulating factor (GM-CSF). Galena’s FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Building the Breadth, Depth and Pace of our Pipeline

On March 18, 2013, we acquired Abstral® (fentanyl) sublingual tablets for sale and distribution in the United States from Orexo AB (ORX.ST), an emerging specialty pharmaceutical company based in Sweden. Abstral has been approved by the FDA and is sold as a transmucosal immediate-release fentanyl (TIRF) product in Europe by ProStraken/Kyowa Hakko Kirin.

Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain from January 1, 2014 through December 31, 2015, which we refer to as the “marketing period,” a specified minimum field sales force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Orexo is entitled to reacquire the U.S. rights to Abstral from us for no consideration if we breach our obligations to establish and maintain the requisite sales force throughout the marketing period. Galena intends to launch U.S. commercial operations for Abstral in 2013.

In exchange for the U.S. rights to Abstral, (1) we paid Orexo $10 million from our cash on hand, and (2) we agreed to pay to Orexo: (a) $5 million in cash upon the earlier of the approval by the FDA of a specified U.S. manufacturer of Abstral and the first anniversary of the closing; (b) three one-time future cash milestone payments based on our net sales of Abstral; and (c) a low double-digit royalty on future net sales. No further milestone or royalty payments will be due after the date on which all claims of the last remaining licensed patents expire (currently 2019) or become invalidated by a governmental agency.

The $5 million milestone payable no later than the first anniversary of the closing is included in intangible assets and accrued liabilities at March 31, 2013.

In the future, we may pursue selective acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Galena pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Unless the context otherwise indicates, references in this quarterly report to the “company,” “we,” “us” or “our” refer (i) to Galena, any wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi,” collectively, prior to our partial spin-off of RXi in April 2012; and (ii) to Galena and Apthera, together, after the partial spin-off.

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

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Intangible assets not considered indefinite-lived are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. The company’s policy is to identify and record impairment losses, if necessary, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of March 31, 2013.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or interests that give us a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of March 31, 2013, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the inputs and/or processes acquired in an acquisition qualify as a business. On the basis of our interpretations and conclusions, we determine if the in-licensed products qualify as a business and whether to account for such products as a business combination or an asset acquisition. The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

The Abstral acquisition was deemed to be the acquisition of an asset and license agreement and not a business combination. The purchase price, including transaction costs, is recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets were acquired nor liabilities assumed in the transactions. The license and distribution rights will be amortized over 10 years based on the life of the underlying patents, commencing in the period that sales commence. No amortization was recorded related to the Abstral rights as of March 31, 2013. Refer to Note 9 for further information regarding the acquisition of Abstral U.S. rights.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

For stock options granted as consideration for services rendered by non-employees, the company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “ Equity Based Payments to Non- Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Derivative Financial Instruments — During the normal course of business, from time to time, the company issues warrants and options to vendors as consideration to perform services. It may also issue warrants as part of a debt or equity financing. The company does not enter into any derivative contracts for speculative purposes.

The company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with FASB ASC Topic 815-40, “ Derivatives and Hedging — Contracts in Entity’s Own Stock,” the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to the company upon the occurrence of certain events set forth in the warrants.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Direct costs associated with our CROs are generally payable both as fixed fees and as certain enrollment and monitoring milestones are achieved. Expense related to milestones is recognized in the period in which the milestone is achieved or in which we determine that it is more likely than not that the milestone will be achieved.

The invoicing from clinical trial sites can lag several months. We accrue these site costs based on our estimate of upfront set-up costs upon the screening of the first patient at each site, and the patient related costs based on our knowledge of patient enrollment status at each site.

Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Change in fair value of warrants potentially settleable in cash	$(5,003)	$(18,270)
Change in fair value of the contingent purchase price liability	(443)	(844)
Miscellaneous other income (expense)	(3)	—

Total other income (expense)	$(5,449)	$(19,114)

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

For the three months ended March 31, 2013, we recognized an income tax benefit of $2,762,000. This benefit offsets the tax impact related to the unrealized gain on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of expenses and comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of March 31, 2013, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. As of March 31, 2013, we had approximately $16,200,000 in interest-bearing accounts above federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain on our marketable securities, which are classified as available-for-sale.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.	Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” (defined as having a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this new standard did not have a material impact on the company’s consolidated financial statements for the three months ended March 31, 2013 or the fiscal year ended December 31, 2012.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, a new accounting pronouncement intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new standards also requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The new standard is effective for reporting periods beginning after December 31, 2012. Adoption of this new standard for the three months ended March 31, 2013 did not have a material impact on the company’s consolidated financial statements.

3.	RXi Spin-off

On September 24, 2011, the company entered into a contribution agreement with our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi,” pursuant to which we assigned and contributed to RXi substantially all of the company’s RNAi-related technologies and assets. The contributed assets consist primarily of our novel RNAi compounds and licenses relating to our RNAi technologies, as well as the lease of our Worcester, Massachusetts laboratory facility, fixed assets and other equipment located at the facility and our employment arrangements with certain scientific, corporate and administrative personnel who became employees of RXi. The company also contributed $1.5 million of cash to the capital of RXi.

Pursuant to the contribution agreement, RXi assumed certain accrued expenses of our former RXI-109 development program and all subsequent obligations under the contributed licenses, employment arrangements and other agreements. RXi also has agreed to make future milestone payments to us of up to $45 million, consisting of two one-time payments of $15 million and $30 million, respectively, if RXi achieves annual net sales equal to or greater than $500 million and $1 billion, respectively, of any covered products that may be developed with the contributed RNAi technologies.

The company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis a total of approximately 66,959,894 RXi shares, which distribution was made in April 2012. The company retained 33,476,595 shares of common stock of RXi, which were subject to a one-year lock-up period that expired on April 27, 2013.

The value of RXi shares held by the company at March 31, 2013 was approximately $9,709,000, based on the average of high and low bid prices of RXi of $0.29 per share as reported on the OTC Bulletin Board. The value of our RXi shares will depend on RXi’s success in developing and commercializing products developed based upon its RNAi technologies and other factor that are subject to significant risks and uncertainties described in RXi’s filings with the SEC. There is no assurance, therefore, as to the value we may realize from our RXi shares.

The company classified the RXi activities, including for previously reported periods, as discontinued operations in the accompanying consolidated statements of expenses retroactively for all periods presented. The net assets of RXi were removed from the consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.	Fair Value Measurements

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

The company categorized its cash equivalents and marketable securities as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The company categorized its warrants potentially settleable in cash as a Level 2 hierarchy. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using assumptions consistent with our application of ASC 718. The contingent purchase price consideration is categorized as a Level 3 hierarchy and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and the updated discount rates based on a corporate debt interest rate index publicly issued.

Description	March 31, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,485	$16,485	$—	$—
Marketable securities	9,709	9,079	—	—

Total assets	$26,194	$26,194	$—	$—

Liabilities:
Warrants potentially settleable in cash	$15,843	$—	$15,843	$—
Contingent purchase price consideration	7,585	—	—	7,585

Total liabilities	$23,428	$—	$15,843	$7,585

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$32,431	$32,431	$—	$—
Marketable securities	2,678	2,678	—	—

Total assets	$35,109	$35,109	$—	$—

Liabilities:
Warrants potentially settleable in cash	$10,964	$—	$10,946	$—
Contingent purchase price consideration	7,142	—	—	7,142

Total liabilities	$118,106	$—	$10,964	$7,142

The company has classified its liabilities for contingent earn-out consideration relating to its acquisitions of Apthera within Level 3 of the fair value hierarchy, because the fair values are determined using significant unobservable inputs, including probability-weighted cash flows.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The company has not transferred any financial instruments into or out of Level 3 classification during the three months ended March 31, 2012 or 2013. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2013 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In Thousands)

Balance, January 1, 2013	$7,142
Change in the estimated fair value of the contingent purchase price consideration	443

Balance at March 31, 2013	$7,585

The fair value of the contingent purchase price consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The significant unobservable assumptions we use include the determination of the probability achieving each milestone, the date we expect to reach the milestone, and a determination of present value factors used to discount future expected cash outflows.

5.	Stockholders’ Equity

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

Common Stock — The Company has authorized up to 125,000,000 shares of common stock, $0.0001 par value per share, for issuance. Shares of common stock are reserved as follows (in thousands):

As of March 31, 2013
Warrants outstanding	13,132
Stock options outstanding	9,350
Options reserved for future issuance under the Company’s 2007 Incentive Plan	2,024
Shares reserved for future issuance under the Employee Stock Purchase Plan	779

Total reserved for future issuance	25,285

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.	Warrants

The following is a summary of warrant activity for the three months ended March 31, 2013 (in thousands):

	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant Warrants	Total

Outstanding, January 1, 2013	7,578	2,846	361	360	978	1,093	13,216
Exercised	—	(84)	—	—	—	—	(84)

Outstanding, March 31, 2013	7,578	2,762	361	360	978	1,093	13,132

Expiration	December 2017	April 2017	March 2016	March 2016	August 2014	January 2014

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in December 2012, April 2011, March 2011, March 2010 and March 2009. These warrants are potentially settleable in cash and were determined not to be indexed to the company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of expenses as other income (expense). The fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs:

	As of March 31, 2013
	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants

Strike price	$1.90	$0.65	$0.65	$2.18	$4.50
Expected term (years)	4.73	4.06	2.93	2.99	1.34
Volatility %	80.53	71.35	69.00	68.66	69.06
Risk-free rate %	0.71	0.58	0.35	0.36	0.18

	As of December 31, 2012
	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$1.90	$0.65	$0.65	$2.18	$4.50
Expected term (years)	4.98	4.30	3.18	3.24	1.59
Volatility %	80.93	82.48	69.90	69.79	74.13
Risk-free rate %	0.72	0.59	0.39	0.40	0.21

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

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The changes in fair value of the warrant liability for the three months ended March 31, 2013 were as follows (in thousands):

	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total

Warrant liability, January 1, 2013	$6,954	$3,310	$378	$183	$139	$10,964
Fair value of warrants exercised	—	(124)	—	—	—	(124)
Change in fair value of warrants	3,293	1,306	185	147	72	5,003

Warrant liability, March 31, 2013	$10,247	$4,492	$563	$330	$211	$15,843

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services. These warrants are recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	Stock Based Compensation

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

The company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options granted during the three months ended March 31, 2013, the following assumptions were used:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Risk free interest rate	1.12%	1.06%
Volatility	77.49%	75.69%
Expected lives (years)	6.25	6.10
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2013 was $1.16.

The company’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the company’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero, because the company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The company has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and zero for the directors. The company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The company recorded approximately $364,000 and $718,000 of stock-based compensation from continuing operations related to employee and non-employee stock options for the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013, there was $2,635,674 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted average period of 3.14 years.

As of March 31, 2013, an aggregate of 12,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 9,350,283 shares subject to outstanding common stock options granted under the plan and 2,024,437 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The company is using unissued shares for all shares issued for options and restricted share awards.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes option activity of the company:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	7,672,384	$2.54	$—
Granted	2,073,000	1.71	808,470
Exercised	—	—	—
Cancelled	(393,101)	5.00	24,600

Outstanding at March 31, 2013	9,350,283	$2.26	$5,653,370

Options exercisable at March 31, 2013	5,571,345	$2.79	$3,190,725

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2013 were calculated based on the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on March 28, 2013 of $2.10 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.	Net Loss Per Share

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	9,350,283	7,438,137
Warrants to purchase common stock	13,131,576	13,116,698

Total	22,481,859	20,554,835

9.	License Agreements

As part of its business, the company enters into licensing agreements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the company is required to make royalty payments based upon a percentage of net sales. The expenditures required under these arrangements in any period may be material and are likely to fluctuate from period to period.

These arrangements sometimes permit the company to unilaterally terminate development of the product and thereby avoid future contingent payments; however, the company is unlikely to cease development if the compound successfully achieves clinical testing objectives.

In conjunction with the acquisition of NeuVax™, the company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering the nelipepimut-S peptide and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, we are required to pay an annual maintenance fee of $200,000, a milestone payment of $200,000 upon commencing the Phase 3 PRESENT trial of NeuVax and other clinical milestone payments, as well as royalty payments based on sales of NeuVax or other therapeutic products developed from the licensed technologies.

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

On March 18, 2013, the company acquired the rights to sell and distribute Abstral® (fentanyl) sublingual tablets in the United States from Orexo AB (ORX.ST), an emerging specialty pharmaceutical company based in Sweden. Abstral has been approved by the FDA.

Abstral is an important new treatment option for inadequately controlled breakthrough cancer pain (“BTcP”) in opioid-tolerant cancer patients. The innovative Abstral formulation delivers the analgesic power of fentanyl in a convenient and easy to use sublingual tablet, which dissolves within seconds. Abstral provides rapid relief of BTcP, predictable dosing, and is convenient and easy to use.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain from January 1, 2014 through December 31, 2015, which we refer to as the “marketing period,” a specified minimum field sales force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Galena intends to launch U.S. commercial operations for Abstral in 2013.

In exchange for the U.S. rights to Abstral, (1) we paid Orexo $10 million in cash from our cash on hand, and (2) we agreed to pay to Orexo: (a) $5 million in cash upon the earlier of (i) the approval by the FDA of a specified U.S. manufacturer of Abstral and(ii) the first anniversary of the closing; (b) three one-time future cash milestone payments based on our net sales of Abstral; and (c) a low double-digit royalty on future net sales. No further milestone or royalty payments will be due after the date on which all claims of the last remaining licensed patents expire (currently 2019), or become invalidated by a governmental agency. The $5 million milestone payable no later than the first anniversary of the closing is included in intangible assets and accrued liabilities at March 31, 2013.

10.	Subsequent Events

The company evaluated all events or transactions that occurred after March 31, 2013 up through the date these financial statements were issued. Other than as disclosed below or elsewhere in the notes to the consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

Since March 31, 2013, the Company issued 357,000 shares of common stock pursuant to the exercise of outstanding warrants from various holders for total proceeds of $232,750.

Between April 29 and May 6, 2013, we sold approximately 1,200,000 shares of RXi common stock for gross proceeds of approximately $226,000. As of May 6, 2013, we owned 32,278,095 shares of RXi common stock with a market value of $0.21 per share.

On May 8, 2013 we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we may borrow up to $15,000,000 (the “Loan”) in two tranches. We borrowed the first tranche of $10,000,000 on May 8, 2013, and we may borrow the second tranche of $5,000,000 on before May 31, 2014, subject to our achievement of certain operational and financial conditions. There is no assurance these conditions will be achieved. The Loan payments will include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we have paid or will pay the lenders a 1% cash facility fee and a 5.5% cash final payment and have granted to the lenders five-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which was based on a 20-day volume weighted-average market price of our common stock prior to closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiary, Apthera, Inc., or “Apthera.”

This management’s discussion and analysis of financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 12, 2013.

The discussion and analysis below includes certain forward-looking statements related to our commercialization of Abstral in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described in Item 1.A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause our actual Abstral commercialization efforts, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

Overview

We are a biopharmaceutical company developing innovative, targeted oncology treatments that address major unmet medical needs to advance cancer care.

Developing Novel Immunotherapies to Prevent Cancer Recurrence

While improved diagnostics and targeted therapies have decreased breast cancer mortality in the United States, metastatic breast cancer remains incurable. Up to 25% of resectable node-positive breast cancer patients — having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy — still relapse within three years following diagnosis. These cancer patients presumably still had isolated, undetected tumor cells also known as circulating tumor cells (CTCs) which, over time, led to a recurrence of cancer, either in the breast area (local recurrence) or at a remote location (metastatic disease).

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address major patient populations of cancer survivors to prevent recurrence. These therapies work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many clinical advantages, including an excellent safety profile, as these drugs lack the toxicities typical of most cancer therapies. They also feature long-lasting protection through immune system activation and convenient delivery.

More than 230,000 women in the United States are diagnosed with breast cancer every year. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of HER2 (IHC 1+, 2+, or 3+). Only 20% to 30% of all breast cancer patients — with HER2 IHC 3+ disease — are eligible for treatment with trastuzumab (Herceptin®; Genentech/Roche). This leaves the majority of women ineligible for trastuzumab therapy and without an effective treatment option to prevent cancer recurrence.

Our lead product candidate, NeuVax™ (nelipepimut-S) was derived from the immunodominant extracellular region of the HER2 receptor, and is combined with the immune adjuvant granulocyte macrophage colony-stimulating factor (GM-CSF) to further bolster the immune response in breast cancer patients. Treatment with NeuVax and GM-CSF stimulates cytotoxic (CD8+) T cells in a highly specific manner to target and kill these undetected cancer cells expressing HER2 before they grow into metastatic tumors. NeuVax is given as an intradermal injection once a month for six months, followed by a booster injection once every six months. Importantly, NeuVax targets the 50% to 60% of patients with tumors that express HER2 in low-to-intermediate (IHC 1+, 2+) amounts, who achieve remission with current standard of care, but have no available HER2 targeted adjuvant treatment options to maintain their disease free status.

Multiple clinical trials have shown NeuVax to be safe and effective at stimulating cytotoxic (CD8+) T cells in a highly specific manner to target HER2 expressing cells. After establishing statistical significance in the prevention of recurrence in 24- and 36-month analyses, the 60-month median follow-up from the Phase 1/2 trial demonstrated a 5.6% recurrence rate with NeuVax versus 25.9% recurrence rate in the control arm, a reduction of 78.4%. NeuVax is the first breast cancer vaccine in Phase 3 clinical trials, and represents a promising approach to deliver an off-the-shelf cancer immunotherapy treatment based on a well-characterized, tumor-associated antigen to prevent recurrence and maintain disease free survival.

Based on Phase 2 results, the U.S. Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment for a Phase 3 study which began in 2012. The 700 patient trial, if positive, will lead the company to seek U.S. FDA commercial registration. The study has a primary endpoint of disease-free survival (DFS) at three years, the timeframe within which 10% to 25% of patients relapse. The study will be significant if NeuVax treatment provides a 30% benefit in DFS versus control. An interim analysis will be performed after 70 events.

NeuVax has also demonstrated promising results in combination with trastuzumab in early-stage HER2 1+, 2+ patients. Preclinical studies suggested that trastuzumab can increase antigen presentation by tumor cells by promoting receptor internalization and subsequent proteosomal degradation of the HER2 protein, resulting in efficient recognition and lysing of HER2-expressing cells. A Phase 2a study showed improved efficacy of the combination therapy at 24 months, with no added cardiotoxicity. As a result, a 300 patient Phase 2b study in early-stage HER2 1+ and 2+ patients who have completed their adjuvant chemotherapy and radiation therapy began in March 2013, comparing NeuVax in combination with trastuzumab to trastuzumab alone.

Our second product candidate, Folate Binding Protein, or “FBP,” is a peptide that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, granulocyte macrophage-colony stimulating factor (GM-CSF). Galena’s FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Building the Breadth, Depth and Pace of our Pipeline

On March 18, 2013, we acquired the rights to sell and distribute Abstral® (fentanyl) sublingual tablets in the United States from Orexo AB (ORX.ST), an emerging specialty pharmaceutical company based in Sweden. Abstral has been approved by the FDA and is the transmucosal immediate-release fentanyl (TIRF) market leader in Europe by ProStraken/Kyowa Hakko Kirin.

Abstral is an important new treatment option for inadequately controlled breakthrough cancer pain (“BTcP”) in opioid-tolerant cancer patients. The innovative Abstral formulation delivers the analgesic power of fentanyl in a convenient and easy to use sublingual tablet, which dissolves within seconds. Abstral provides rapid relief of BTcP, predictable dosing, and is convenient and easy to use. Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain from January 1, 2014 through December 31, 2015, which we refer to as the “marketing period,” a specified minimum field sales force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Galena intends to launch U.S. commercial operations for Abstral in 2013.

In exchange for the U.S. rights to Abstral, (1) we paid Orexo $10 million in cash from our cash on hand, and (2) we agreed to pay to Orexo: (a) $5 million in cash upon the earlier of (i) the approval by the FDA of a specified U.S. manufacturer of Abstral and(ii) the first anniversary of the closing; (b) three one-time future cash milestone payments based on our net sales of Abstral; and (c) a low double-digit royalty on future net sales. No further milestone or royalty payments will be due after the date on which all claims of the last remaining licensed patents expire (currently 2019) or become invalidated by a governmental agency.

In the future, we may pursue selective acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

For the three months ended March 31, 2013, our net loss was approximately $9,293,000 compared with a net loss of $24,761,000 for the three months ended March 31, 2012. The loss decreased by $15,468,000, or approximately 62%. The reasons for the decrease in loss between the quarters are discussed below.

Abstral is our first commercial product. We expect to incur significant additional costs and expenses in connection with our commercialization of Abstral in the U.S. before generating any significant revenues from the sale and distribution of Abstral. For this reason, and as we begin to generate Abstral revenues, our future results of operation may differ materially from our historical results of operations.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses and compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as licensing fees and patent prosecution costs. We expect research and development expenses to increase as we continue to enroll patients in our Phase 3 PRESENT Trial of NeuVax and expand our clinical development activities.

Total research and development expenses were approximately $5,081,000 for the three months ended March 31, 2013, compared with $2,664,000 for the three months ended March 31, 2012. The increase of $2,417,000, or 91%, was due to an increase of $2,545,000 related to the ramp-up of our Phase 3 PRESENT clinical trial and an increase of $57,000 related to higher expenses for employee stock based compensation, partially offset by a decrease in non-employee stock based compensation of $185,000 primarily related to timing of grants and changes in our Black-Scholes assumptions.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expense was $1,530,000 for the three months ended March 31, 2013, compared with $1,746,000 for the three months ended March 31, 2012. The decrease of $216,000, or 12%, was due to a $148,000 decrease related to a warrant issued for business advisory services, a $41,000 decrease in non-cash non-employee share based compensation expense and a $37,000 decrease in employee share based compensation, partially offset by a $10,000 increase in personnel related costs, professional and outside services.

Interest Income/Expense

Interest income (expense) was negligible for each of the three months ended March 31, 2013 and 2012. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other expense was $5,449,000 for the three months ended March 31, 2013, compared with other expense of $19,114,000 for the three months ended March 31, 2012. The decrease in other expense of $13,665,000 was due to an decrease of $13,222,000 in the change in the fair value of warrants accounted for as liabilities and an increase of $443,000 in non-cash expense related to the change in fair value of contingent purchase price consideration liability.

Income Taxes

For the three months ended March 31, 2013, we recognized an income tax benefit of $2,762,000. This benefit offsets the tax impact related to the unrealized gain on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of expenses and comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We had cash, cash equivalents, and marketable securities of approximately $27.2 million as of March 31, 2013, compared with $35.6 million as of December 31, 2012. Our marketable securities represent approximately 33,500,000 shares of RXi common stock, with a market value of approximately $9,700,000 and $2,700,000 at March 31, 2013 and December 31, 2012, respectively. On May 8, 2013, we completed a loan of $15,000,000, of which $10,000,000 has been drawn.

The decrease of $15,326,000 in our cash and cash equivalents from December 31, 2012 to March 31, 2013 was attributable primarily to our payment of approximately$10,000,000 to acquire U.S. commercialization rights to Abstral along with cash used by operating activities of approximately $5,300,000.

We have not generated revenue to date, and will not generate product revenue in the foreseeable future, except to the extent we are successful in commercializing Abstral in the U.S. We expect to incur increased operating losses as we undertake to commercialize Abstral in the U.S. and continue to advance our product candidates through the drug development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and other administrative expenses associated with our Abstral commercialization efforts and otherwise. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues from the commercialization of Abstral or our product candidates, our potential sources of operational funding are expected to be the proceeds from the sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing working capital, including the $10 million in initial proceeds from the recent Loan, should be sufficient to fund our operations through at least the second quarter of 2014. In the future, we will be dependent on revenues from the commercialization of Abstral, obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that we will generate significant revenues from the sale of Abstral, or that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenues or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $5,331,000 for the three months ended March 31, 2013, compared with $4,885,000 for the three months ended March 31, 2012. The increase of approximately $446,000 resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $10,087,000 for the three months ended March 31, 2013, compared with zero for the three months ended March 31, 2012. The increase was due to cash paid for Abstral rights in the first quarter of 2013.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $92,000 for the three months ended March 31, 2013, compared with $2,153,000 for the three months ended March 31, 2012. The decrease was primarily due to $54,000 from the exercise of warrants and $38,000 for common stock issued in connection with the ESPP in 2013, compared with $1,236,000 from the exercise of warrants, $500,000 from issuance of convertible notes, $385,000 from net proceeds from the issuance of common stock and $39,000 for common stock issued in connection with the ESPP in 2012.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2012, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2012. Readers are encouraged to review these disclosures in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.

We are exposed to certain market risks relating primarily to (1) interest rate risk on our investment portfolio, (2) equity price risk on our marketable securities, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to certain vendors and suppliers and license partners using foreign currencies. We do not hedge against foreign currency risks. Consequently, changes in exchange rates could adversely affect our operating results and stock price. Such losses have not been significant to date.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1.A RISK FACTORS

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 with the SEC.

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, you should consider the following new or updated risk factors:

Risks Related to Our Commercialization of Abstral

We are at an early stage in the commercialization of Abstral®, have a history of net losses and negative cash flow from operations and have not sold any other products. We cannot predict if or when we will become profitable.

On March 18, 2013, we acquired from Orexo AB, a specialty pharmaceutical company based in Sweden (“Orexo”), exclusive rights to sell and distribute Abstral® (“Abstral”) sublingual tablets in the United States. Although Abstral has been approved for sale by the U.S. Food and Drug Administration (the “FDA”) and is a novel, rapidly-disintegrating, sublingual (under the tongue) formulation of fentanyl, a well-established opioid, we have no commercialization history and have never sold or distributed any other products. As a result, there is no historical basis upon which to assess how we will respond to regulatory, competitive or other challenges to our ability to sell Abstral on a profitable basis, and we are unable to predict the amount of revenues or profits, if any, that we will generate from the sale of Abstral.

We have generated substantial net losses and negative cash flow from operations since our inception. For example, for 2012 and 2011, we incurred net losses of $35.0 million and $11.5 million, respectively, our net cash used in operating activities was $21.0 million and $14.7 million, respectively, and, at December 31, 2012, our accumulated deficit was $102.2 million. Despite our exclusive rights to sell and distribute Abstral in the U.S., our losses and negative cash flow may continue.

Our ability to generate sufficient revenues from Abstral and to transition to profitability and generate positive cash flow will depend on numerous factors described in the following risk factors, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we seek to commercialize Abstral, and we may not be able to generate sufficient revenues to offset this anticipated increase in expenses. If we are unable to transition to profitability and generate positive cash flow over time, our business, results of operations and financial condition would be materially and adversely affected, which could result in our inability to continue operations.

We are largely dependent on the commercial success of our one approved product, Abstral, and, although we expect to generate revenue from sales of Abstral, we may never become profitable.

Although we are in the process of testing and developing other drug candidates, we anticipate that in the near term our ability to become profitable will depend upon the commercial success of our one approved product, Abstral, which we anticipate launching in the fourth quarter of 2013. To date, we have generated no revenues from the sale of Abstral. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from the sale of Abstral will depend on a number of factors, including, but not limited to:

•	achievement of broad market acceptance and coverage by third-party payors for Abstral;

•	the effectiveness of our efforts in marketing and selling Abstral;

•	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of Abstral at acceptable cost levels and in compliance with regulatory requirements;

•	our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with additional third parties;

•	our ability to successfully expand and maintain intellectual property protection for Abstral;

•	our ability to effectively work with physicians to ensure that patients are treated to an effective dose of Abstral;

•	the efficacy and safety of Abstral; and

•	our ability to comply with regulatory requirements.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict the extent to which we will generate revenues from Abstral or the timing for when or the extent to which we will become profitable, if ever. Even if we do achieve significant revenues from Abstral and become profitable, we may not be able to sustain our revenues or maintain or increase profitability on an ongoing basis.

If Abstral does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate from that product will be limited.

The commercial success of Abstral will depend upon the acceptance of that product by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement for that product by third-party payors is also necessary for commercial success. The degree of market acceptance of Abstral will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	limitations or warnings contained in Abstral’s FDA-approved labeling;

•	the clinical indications for which Abstral is approved;

•	availability and perceived advantages of alternative treatments;

•	any negative publicity related to Abstral or our competitors’ products;

•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•	pricing and cost effectiveness;

•	our ability to obtain sufficient third-party payor coverage and reimbursement;

•	the willingness of patients to pay out of pocket in the absence of third-party payor coverage; and

•	our ability to maintain compliance with regulatory requirements.

For example, while we believe that our sublingual delivery method for Abstral will appeal to patients, some patients may believe that an under the tongue delivery method is ineffective or may otherwise react unfavorably to sublingual delivery. In accordance with the risk evaluation mitigation strategy (“REMS”) protocol for all transmucosal immediate-release fentanyl (“TIRF”) products, physicians are advised to begin patients at the lowest dose available for the applicable TIRF product, which for Abstral is 100 mcg. If patients do not experience pain relief at initial low-dose prescriptions of Abstral, they or their physicians may conclude that Abstral is ineffective in general and may discontinue use of Abstral before titrating to an effective dose. In addition, many third-party payors require usage and failure on cheaper generic versions of fentanyl prior to providing reimbursement for Abstral, which would limit Abstral’s use as a first-line treatment option.

Products used to treat and manage pain, especially in the case of controlled substances, are from time to time subject to negative publicity, including negative publicity relating to illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. Controlled substances are classified by the U.S. Drug Enforcement Administration (the “DEA”) as Schedule I through V substances, with Schedule I substances being prohibited for sale in the United States, Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. Abstral contains fentanyl, an opioid, and is regulated as a Schedule II controlled substance. Despite the strict regulations on the marketing, distributing, prescribing and dispensing of such substances, illicit use and abuse of controlled substances is well-documented. Thus, the marketing of Abstral may generate public controversy that may adversely affect market acceptance of Abstral.

Our efforts to educate the medical community and third-party payors on the benefits of Abstral and gain broad market acceptance may require significant resources and may never be successful. If Abstral does not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from that product to become or remain profitable.

In addition, fentanyl treatments can be costly to third-party payors and patients. Accordingly, hospitals and physicians may resist prescribing Abstral and third-party payors, and patients may not purchase Abstral due to cost.

If we do not perform the obligations that we owe to Orexo in connection with our acquisition from Orexo of the rights to sell Abstral in the United States, Orexo may become entitled to reacquire those Abstral-related rights for no consideration to us.

Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain from January 1, 2014 through December 31, 2015, which we refer to as the “marketing period,” a specified minimum field sales force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the sales milestones specified in the agreement with Orexo.

There is no assurance that we will be able to perform our obligations to Orexo. If we fail to establish and maintain the specified sales force throughout the marketing period, Orexo may become entitled under our agreement with Orexo to reacquire from us, for no consideration, the U.S. rights to Abstral. Our loss of the U.S. rights to Abstral could have a material, adverse effect on our business, results of operations and financial condition.

We have no internal manufacturing capabilities; we will be dependent on third parties in our supply chain for the commercial supply of Abstral; and if we fail to maintain our supply and manufacturing relationships with these third parties or develop new relationships with other third parties, we may be unable to commercialize Abstral.

We will rely on third parties for the commercial supply of Abstral. Our ability to commercially supply Abstral will depend, in part, on our ability to successfully obtain the active pharmaceutical ingredient (“API”) for Abstral and outsource most, if not all, of the aspects of its manufacturing at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize Abstral.

We will purchase the fentanyl API utilized in connection with Abstral from third parties. Our ability to obtain fentanyl API in sufficient quantities and quality, and on a timely basis, is critical to our commercialization of Abstral. There is no assurance that these suppliers will produce the materials in the quantities and quality and at the times they are needed, if at all. Moreover, the replacement of any of these suppliers could lead to significant delays and increases in our costs.

The manufacture of pharmaceutical products generally requires significant expertise and capital investment, often including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems can include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience difficulties due to resource constraints, labor disputes, unstable political environments or natural disasters. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations for any reason, our ability to commercially supply Abstral could be jeopardized. Any delay or interruption in our ability to commercially supply Abstral will result in the loss of potential revenues and could adversely affect the market’s acceptance of that product.

Manufacturers and suppliers are subject to regulatory requirements including current Good Manufacturing Practices (“cGMPs”), which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to Abstral, and are subject to ongoing inspections by FDA, DEA and other regulatory agencies. We do not control the manufacturing processes of third-party manufacturers, and we will be completely dependent on them. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of Abstral or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Abstral.

We may not be successful in executing sales and marketing strategies for Abstral. If such sales and marketing strategies are not successful, we may not be able to maintain or obtain FDA approval of a U.S. manufacturer and increase our revenues.

We plan to launch Abstral in the fourth quarter of 2013. In order to do so, we must build a commercial organization including sales, marketing, trade and distribution functions. We do not currently have any commercial organization, and therefore we cannot provide any assurance that we will be able to build an organization that is successful at marketing and selling Abstral. Our competitors currently have sales and marketing organizations and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them.

If our third-party manufacturers or suppliers fail to deliver the required commercial quantities of Abstral and its sub-components and starting materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the commercialization of Abstral would be impeded, delayed, limited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We face intense competition, including from generic products, and if our competitors market or develop alternative treatments that are demonstrated to be safer or more effective than Abstral, our commercial opportunities will be reduced or eliminated.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as Abstral, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates and other resources than we have.

Abstral competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the United States by large, well-capitalized companies. In the breakthrough cancer pain (“BTcP”) market, physicians often treat BTcP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Archimedes Pharma Ltd.’s Lazanda and BioDelivery Sciences International, Inc.’s Onsolis. Some generic fentanyl products against which Abstral competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTcP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems. If these treatments and technologies are successfully developed and approved, they could represent significant additional competition to Abstral. We will also face competition from third parties in obtaining allotments of fentanyl under applicable DEA annual quotas and recruiting and retaining qualified personnel.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Abstral, on reasonable pricing terms, its commercial success may be severely hindered.

Successful sales of Abstral depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for Abstral, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use Abstral unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Abstral.

In addition, the market for Abstral will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For example, many third-party payors require usage and failure on cheaper generic versions of Astral prior to providing reimbursement for Abstral and other branded TIRF products, which limits Abstral’s use as a first-line treatment option.

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Abstral to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions in the United States. Third-party coverage and reimbursement for Abstral may cease to be available or adequate in the United States, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We anticipate that the majority of our sales of Abstral will be to wholesale pharmaceutical distributors who, in turn, will sell the products to pharmacies, hospitals and other customers. The loss by us of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot assure you that we can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period.

Our sales of Abstral can be greatly affected by the inventory levels our wholesalers carry. We will monitor wholesaler inventory of Abstral using a combination of methods. However, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our wholesalers. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. In addition, at times, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.

We expect to rely on third parties to perform many necessary services for Abstral, including services related to distribution, invoicing, storage and transportation.

We expect to retain third-party service providers to perform a variety of functions related to the sale and distribution of Abstral, key aspects of which will be out of our direct control. For example, we may rely on third parties to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management and, as a result, most of our Abstral inventory may be stored at warehouses maintained by the service providers. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver Abstral to meet commercial demand would be significantly impaired. In addition, we expect to utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market Abstral could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

We will need to increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the commercialization of Abstral scheduled to begin in the fourth quarter of 2013, we will need to expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned development and commercialization activities.

Our need to effectively manage our operations, growth and projects related to Abstral requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

•	attract and retain sufficient numbers of talented employees;

•	manage our commercialization activities for Abstral effectively and in a cost-effective manner;

•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and

•	continue to improve our facilities.

In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to accounting and finance, compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy related to Abstral may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants, we may be unable to successfully implement the tasks necessary to effectively execute on our Abstral-related development and commercialization activities and, accordingly, may not achieve our goals.

If we fail to attract and keep management and other key personnel, as well as our board members, we may be unable to successfully commercialize Abstral.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, as well as our board members. The loss of the services of any of these individuals could impede, delay or prevent the commercialization of Abstral. If we lose the services of any of these individuals, we may not be able to find suitable replacements on a timely basis or at all, and our business would likely be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We may not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than that which we have to offer. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly our ability to implement our business strategy and achieve our business objectives.

In addition, we have scientific and clinical advisors who will assist us in our commercialization strategies for Abstral. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We face potential product liability exposure relating to Abstral and, if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The commercial use of Abstral will expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Abstral. Abstral is designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Abstral could result in injury to a patient or even death. For example, because Abstral is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Abstral is an opioid pain reliever that contains fentanyl, which is regulated as a “controlled substance” under the Controlled Substances Act of 1970 (the “CSA”) and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if Abstral merely appears to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with Abstral. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the inability to commercialize Abstral;

•	decreased demand for Abstral;

•	impairment of our business reputation;

•	product recall or withdrawal from the market;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants; or

•	loss of revenues.

We have obtained product liability insurance coverage for commercial product sales with a $5 million per occurrence and a $5 million annual aggregate coverage limit. We also carry excess product liability insurance coverage for commercial product sales with an additional $5 million per occurrence and an additional $5 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Abstral, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Abstral. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect our business, results of operations, financial condition and prospects.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of Abstral. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use will be stored at our and our manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause an interruption of our Abstral commercialization efforts, injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we expect that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Abstral will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize Abstral.

Even after U.S. regulatory approval for a product is obtained as is the case with Abstral, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Abstral. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good clinical practices and good laboratory practices.

In the case of Abstral, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of Abstral. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

If we, Abstral or the manufacturing facilities for Abstral fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of Abstral, suspend or withdraw product approvals or revoke necessary licenses;

•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•	commence criminal investigations and prosecutions;

•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;

•	impose fines or other civil or criminal penalties;

•	deny or reduce quota allotments for the raw material for commercial production of Astral;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize Abstral or require us to initiate a product recall.

In addition, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could further restrict or regulate post-approval activities relating to Abstral. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market Abstral, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Abstral may cause undesirable side effects or have other unexpected properties that could result in post-approval regulatory action.

If we or others identify undesirable side effects, or other previously unknown problems, caused by Abstral or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of Abstral;

•	regulatory authorities may require us to recall Abstral;

•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way Abstral is administered or modify Abstral in some other way;

•	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of Abstral and could substantially increase the costs of commercializing Abstral.

We are subject to numerous complex regulations and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The research, testing, development, manufacturing, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, marketing, distribution, possession and use of Abstral are subject to regulation by numerous governmental authorities in the United States. The FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and implementing regulations. Noncompliance with any applicable regulatory requirements can result in refusal to approve products for marketing, warning letters, product recalls or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts, fines, civil penalties and/or criminal prosecution. Additionally, the FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Moreover, the regulatory requirements relating to Abstral may change from time to time, and it is impossible to predict what the impact of any such changes may be.

Abstral is a controlled substance as defined in the CSA, which establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the United States and lack accepted safety for use under medical supervision, and may not be marketed or sold in the United States. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Fentanyl is listed by the DEA as a Schedule II substance under the CSA.

The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

The DEA also conducts periodic inspections of certain registered establishments that handle controlled substances. Facilities that conduct research, manufacture, distribute, import or export controlled substances must be registered to perform these activities and have the security, control and inventory mechanisms required by the DEA to prevent drug loss and diversion. Failure to maintain compliance, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and prospects. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Individual states also have controlled substances laws. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule Abstral. While some states automatically schedule a drug when the DEA does so, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay the commercial sale of Abstral even though we have federal regulatory approval of Abstral, and adverse scheduling could have a material adverse effect on the commercial attractiveness of Abstral. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute Abstral for commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Controlled substances are also regulated pursuant to several international drug control treaties. These treaties are enforced by the United Nations Commission on Narcotic Drugs. The United States is a signatory to these treaties and thus must conform its laws and regulations to the international requirements, which generally include licensing, recordkeeping and reporting requirements. Fentanyl is currently classified under the international treaties, and current U.S. controls adequately address international requirements. Any change in the international treaties regarding classification of that product could affect regulation of the substance in the United States.

Annual DEA quotas on the amount of Abstral allowed to be produced in the United States and our specific allocation of fentanyl by the DEA could significantly limit the production or sale of Abstral.

The DEA limits the availability and production of all Schedule II substances through a quota system which includes a national aggregate quota and individual quotas. Because fentanyl is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much fentanyl may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of fentanyl that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

Moreover, we do not know what amounts of fentanyl other companies developing product candidates containing fentanyl may request for future years. The DEA, in assessing factors such as medical need, abuse and diversion potential and other policy considerations, may choose to set the aggregate fentanyl quota lower than the total amount requested by the companies. We are permitted to petition the DEA to increase the annual aggregate quota after it is initially established, but there is no guarantee that the DEA would act favorably upon such a petition. Our production and procurement quota of fentanyl may not be sufficient to meet our commercial demand or clinical development needs. Any delay or refusal by the DEA in establishing the production and/or procurement quota or a reduction in our quota for fentanyl or a failure to increase it over time as we anticipate could delay or stop the commercial sale of Abstral or cause us to fail to achieve our expected operating results, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Health care reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of Abstral.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If Abstral is not widely included on the formularies of these plans, our ability to market Abstral may be adversely affected.

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (jointly, the “PPACA”), which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required and reporting to the Centers for Medicare & Medicaid Services (the “CMS”) required by the 90th day of each calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Additionally, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects.

In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This can reduce demand for Abstral or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

The commercial success of Abstral will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

Additionally, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market Abstral and generate revenues. In addition, legislation has been introduced in Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decision to decrease our prices to better compete, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results.

The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General: U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted, and our reputation could be damaged.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover Abstral and that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to Abstral will depend in part on our ability to obtain and maintain patent protection in the United States, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. Fentanyl has been approved for many years and therefore our ability to obtain any patent protection is limited. Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. However, we will not be able to obtain composition of matter patents or methods of use patents that cover the APIs in Abstral. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as Abstral so long as the competitors do not infringe any formulation patents that we may obtain or license, if any.

In addition, the only patent protection that we can expect will otherwise cover Abstral consists of patents relating to formulations, methods of treatment using certain formulations and methods of manufacturing and packaging. Formulation patents preclude competitors from using a similar formulation. Manufacturing or packaging patents preclude competitors from using the same manufacturing or packaging methods. However, these type of patents do not preclude a competitor from making and marketing the same composition of matter unless they use the same formulation or manufacturing or packaging methods. Any patents that we may obtain may be too narrow in scope and thus easily circumvented by competitors.

We have multiple pending patent applications in the United States directed to formulations for our fentanyl product. We have a number of pending applications and issued patents in the United States that pertain to fentanyl formulations. We can give no assurances that any patents will issue, that if they do issue or have issued, they will provide sufficient protection against competitors, or that they would be valid and enforceable.

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any patents we may obtain or license may not provide us with sufficient protection for Abstral to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

Patent applications in the United States are generally maintained in confidence for up to eighteen months after their filing. Similarly, publication of discoveries in scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors were the first to invent, or the first to file patent applications on Abstral. In the event that a third party has also filed an U.S. patent application relating to our drug product or a similar invention, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

In addition, third parties may challenge our in-licensed patents and any of our own patents that we may obtain, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. Litigation or other proceedings to enforce or defend intellectual property rights is very complex, expensive, and may divert our management’s attention from our core business and may result in unfavorable results that could adversely affect our ability to prevent third parties from competing with us.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	the patents of others may have an adverse effect on our business;

•	it is possible that none of our or our licensors’ pending patent applications will result in issued patents;

•	any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	any patents we obtain or our in-licensed issued patents may not be valid or enforceable; or

•	we may not develop additional proprietary technologies that are patentable.

If we or our licensors fail to prosecute, maintain and enforce patent protection for Abstral or product candidates, our ability to develop and commercialize Abstral may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to Abstral could have a material adverse effect on our business, financial condition and results of operation. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and proprietary information and invention agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable.

Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidential information and invention agreements, we cannot provide any assurances that all such agreements have been duly executed or will be held enforceable.

If we or our collaborators or licensors choose to go to court to stop a third party from using the inventions claimed in our own or in-licensed patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.

There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe our owned or in-licensed patents. In addition, our own or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or opposition proceeding before a governmental patent agency, or during litigation.

We may also not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell Abstral and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to Abstral. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert Abstral infringes their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing Abstral.

In addition, there may be issued patents of third parties of which we are currently unaware that are infringed or are alleged to be infringed by Abstral. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering Abstral. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed an U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding to determine priority of invention.

If another party has reason to assert a substantial new question of patentability against any of our claims in our own and in-licensed U.S. patents, the third party can request that the patent claims be reexamined, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement suits and, interference and reexamination proceedings, we may become a party to patent opposition proceedings where either the patentability of the inventions subject of our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that Abstral and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.

If a third-party’s patents was found to cover Abstral, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize Abstral or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling Abstral pending a trial on the merits, which could be years away.

There is a substantial amount of litigation involving patent and other intellectual property rights in the device, biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•

substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing Abstral unless the third party licenses its product rights to us, which it is not required to do;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for Abstral; and

•	redesigning Abstral so it does not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their other clients or former employers. As is common in the biotechnology and pharmaceutical industry, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of Abstral, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these types of claims. Even if we are successful in defending against any such claims, any such litigation would likely be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Periodic maintenance fees on our own and in-licensed patents are due to be paid to the governmental patent agencies over the lifetime of the patents. Future maintenance fees will also need to be paid on other patents which may be issued to us. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us or our licensor to pay annuity fees due to patent agencies on our patents and pending patent applications. The various governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Risks Relating to Our Product Development Efforts

We are largely dependent on the success of our two leading drug candidates, neither of which may receive regulatory approval or be successfully commercialized.

Our business prospects depend heavily on successfully developing and commercializing our lead product candidate, NeuVax™. The FDA has agreed in the SPA for our Phase 3 PRESENT clinical trial of NeuVax™ that the design, resulting data, and planned analyses of the Phase 3 study support an acceptable regulatory submission for marketing approval. There is no assurance, however, that the Phase 3 study will be successful, that a single Phase 3 trial will support marketing approval, or that we will be able to obtain marketing approval for NeuVax™ or any other product candidate.

Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although NeuVax™ has exhibited no serious adverse events (“SAEs”) associated with the drug in the Phase 1/2 clinical trial, SAEs or other unexpected side effects may arising during further testing in our Phase 3. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.

We, the FDA or other applicable regulatory authorities, an Independent Data Safety Monitoring Board or “IDSMB” governing the Phase 3 trial, or an institutional review board, or “ IRB ,” which is an independent committee registered with and overseen by the United States Department of Health and Human Services, or “ HHS ,” that functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, and delays in patient enrollment can result in increased costs and longer development times than we expect at present. For example, breast cancer patients can be enrolled in our Phase 3 PRESENT study of NeuVax as early as the time they are prescribed standard of care treatment, which typically lasts approximately eight to nine months, but under the SPA can be treated in the Phase 3 PRESENT study only after completing standard of care treatment and being screened for HER2 and HLA (haplotype) status. We expect that a significant percentage of patients who are originally enrolled in the study will not be treated with NeuVax, because of differences between their local and central diagnoses on the basis of HER2 status, haplotype or imaging requirements under the SPA, which requires that patients be in remission at the time of initiating the NeuVax inoculation series. Other patients who are enrolled at the outset of their standard of care also may eventually choose for personal reasons not to participate in the study. We also compete for eligible patients with other breast cancer trials underway from time to time, and we may experience delays in patient enrollment due to the pendency of other large trials underway in the same patient population.

Clinical trials also require the review and oversight of IRBs, which approve and continually review clinical investigations to protect the rights and welfare of human subjects. An inability or delay in obtaining IRB approval could prevent or delay the initiation and completion of clinical trials, and the FDA may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval.

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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•

difficulties or delays in enrolling patients in our Phase 3 PRESENT study of NeuVax™ or our Phase 1/2 clinical trials of FBP in conformity with required protocols or projected timelines or in our other NeuVax™ clinical trials;

•

conditions imposed on us by the FDA, including the possibility that the FDA would require an additional Phase 3 trial of NeuVax™, or comparable foreign authorities regarding the scope or design of our clinical trials;

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

We previously experienced interruptions in the supply of a NeuVax™ adjuvant component that delayed patient enrollment in our Phase 3 PRESENT trial of NeuVax™, and we will continue to be dependent upon the sole source of supply of this component.

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

NeuVax™ is administered in combination with Leukine®, a “ GM-CSF “ available in both liquid and lyopholyzed forms exclusively from Genzyme Corporation, or “ Genzyme ,” a subsidiary of Sanofi-Aventis. In June 2012, Genzyme recalled all liquid Leukine® without explanation, and we began incorporating lyopholyzed Leukine® as another option in addition to liquid Leukine®

in the administration of NeuVax™ at our Phase 3 PRESENT study sites in the U.S. as permitted by the FDA and at non-U.S. sites where we have obtained foreign regulatory approval. We believe our current supply of lyopholyzed GM-CSF is adequate for the completion of our Phase 3 PRESENT trial.

We will continue to be dependent on Genzyme by us for our supply of Leukine® in connection with the ongoing NeuVax™ trials and the eventual commercial manufacture of NeuVax™. Any future interruptions in the availability of Leukine® , or any determination by us to change the GM-CSF used with NeuVax™, could have a material adverse effect on our NeuVax™ trials and any commercialization of NeuVax™.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Loan and Security Agreement

On May 8, 2013 we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we may borrow up to $15,000,000 (the “Loan”) in two tranches. We borrowed the first tranche of $10,000,000 on May 8, 2013, and we may borrow the second tranche of $5,000,000 on before May 31, 2014, subject to our achievement of certain operational and financial conditions. There is no assurance these conditions will be achieved. The Loan payments will include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we have paid or will pay the lenders a 1% cash facility fee and a 5.5% cash final payment and have granted to the lenders five-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which was based on a 20-day volume weighted-average market price of our common stock prior to closing.

The Loan is secured by a security interest in all the company’s assets, excluding intellectual property. We have agreed in the loan and security agreement not to sell, transfer, assign or encumber any of our intellectual property and to other customary negative and affirmative covenants.

Amended Employment Agreement

On May 8, 2013, we entered into an amendment to our employment agreement with Mark J. Ahn, Ph.D., our president and Chief Executive Officer, to extend the expiration date of the employment agreement to December 31, 2016. The employment agreement previously was to expire on March 30, 2014. No other material term or provision of Dr. Ahn’s employment was affected by the amendment.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to Employment Agreement made as of March 11, 2013 between Galena Biopharma, Inc. and Rosemary Mazanet, M.D., Ph.D.(1)*

10.2	Amendment No. 2 to Employment Agreement made as of March 11, 2013 between Galena Biopharma, Inc. and Mark Schwartz, Ph.D.(1)*

10.3	Amendment No. 1 to Employment Agreement made as of May 8, 2013 between Galena Biopharma, Inc. and Mark J. Ahn, Ph.D.*

10.4	Asset Purchase Agreement dated March 15, 2013 between Galena Biopharma, Inc. and Orexo AB.+

10.5	License Agreement dated March 15, 2013 between Galena Biopharma, Inc. and Orexo AB.

10.6	Loan and Security Agreement dated May 8, 2013 among Galena Biopharma, Inc., Apthera, Inc., Oxford Finance LLC and the Lenders listed on Schedule 1.1 thereto.

10.7	Form of warrants granted on May 8, 2013 under the Loan and Security Agreement set forth as Exhibit 10.6.

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D.

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D., and Ryan M. Dunlap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

(1)	Previously filed as an Exhibit to the company’s Form 10-K filed on March 12, 2013 (File No. 001-33958) and incorporated by reference herein.
*	Indicates a management contract or compensatory plan or arrangement.
+	This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn
Mark J. Ahn, Ph.D.
President and Chief Executive Officer

Date: May 9, 2013

By:	/s/ Ryan M. Dunlap
Ryan M. Dunlap
Director of Finance (Principal Financial and Accounting Officer)

Date: May 9, 2013