Form 10-Q
period 2013-06-30
Galena Biopharma, Inc.
filed 2013-08-09
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-33958

  ________________________________
Galena Biopharma, Inc.
(Exact name of registrant as specified in its charter)
  ________________________________

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
310 N. State Street, Suite 208, Lake Oswego, OR 97034
(Address of principal executive office) (Zip code)

Registrant’s telephone number: (855) 855-4253
  ________________________________

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

As of July 31, 2013, Galena Biopharma, Inc. had outstanding 84,431,377 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED JUNE 30, 2013

INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION
	1	Financial Statements	2
		Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	2
		Condensed Consolidated Statements of Expenses for the three and six months ended June 30, 2013 and 2012 and for the period January 1, 2003 (date of inception) to June 30, 2013 (unaudited)	3
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period January 1, 2003 (date of inception) to June 30, 2013 (unaudited)	4
		Notes to Condensed Consolidated Financial Statements (unaudited)	5
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	3	Quantitative and Qualitative Disclosures About Market Risk	23
	4	Controls and Procedures	24
II		OTHER INFORMATION
	1A	Risk Factors	25
	2	Unregistered Sales of Equity Securities and Use of Proceeds	44
	5	Other Information	44
	6	Exhibits	45
Index to Exhibits			45
Signatures
EX-3.1
EX-3.2
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,919	$32,807
Restricted cash	102	101
Marketable securities	5,786	2,678
Inventories	352	—
Prepaid expenses	389	535
Total current assets	27,548	36,121
Equipment and furnishings, net	467	29
In-process research and development	12,864	12,864
Abstral rights	15,083	—
Goodwill	5,898	5,898
Deposits and other assets	142	74
Total assets	$62,002	$54,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,092	$1,976
Accrued expenses and other current liabilities	8,444	2,038
Current maturities of capital lease obligations	6	6
Fair value of warrants potentially settleable in cash	14,909	10,964
Current contingent purchase price consideration	—	935
Current portion of long-term debt	301	—
Total current liabilities	25,752	15,919
Capital lease obligations, net of current maturities	34	51
Deferred tax liability, non-current	5,053	5,053
Contingent purchase price consideration, net of current portion	6,529	6,207
Long-term debt, net of current portion	9,403	—
Total liabilities	46,771	27,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 85,083,326 shares issued and 84,408,326 shares outstanding at June 30, 2013; 125,000,000 shares authorized, 83,595,837 shares issued and 82,920,837 outstanding at December 31, 2012	8	8
Additional paid-in capital	136,646	132,168
Accumulated other comprehensive income	3,513	1,626
Deficit accumulated during the developmental stage	(121,087)	(102,197)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	15,231	27,756
Total liabilities and stockholders’ equity	$62,002	$54,986
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from January 1, 2003 (Date of Inception) through June 30, 2013
Expenses:
Research and development expense	$5,131	$3,671	$10,099	$6,094	$29,109
Research and development employee stock-based compensation expense	116	56	207	90	719
Research and development non-employee stock-based compensation expense	29	(7)	51	200	6,320
Total research and development expense	5,276	3,720	10,357	6,384	36,148
General and administrative expense	2,336	1,778	3,615	3,047	36,380
General and administrative employee stock-based compensation expense	257	87	414	281	10,483
General and administrative non-employee stock-based compensation expense	117	98	211	381	3,667
Total general and administrative expense	2,710	1,963	4,240	3,709	50,530
Operating loss	(7,986)	(5,683)	(14,597)	(10,093)	(86,678)
Other income (expense):
Interest income (expense), net	(186)	(19)	(181)	(35)	408
Other income (expense)	116	5,929	(5,333)	(13,185)	(6,419)
Total other income (expense), net	(70)	5,910	(5,514)	(13,220)	(6,011)
Income (loss) from continuing operations before income taxes	(8,056)	227	(20,111)	(23,313)	(92,689)
Income tax expense (benefit)	1,541	—	(1,221)	—	(2,273)
Income (loss) from continuing operations	(9,597)	227	(18,890)	(23,313)	(90,416)
Loss from discontinued operations	—	(423)	—	(1,644)	(40,712)
Net loss	$(9,597)	$(196)	$(18,890)	$(24,957)	$(131,128)
Net loss per common share:
Basic loss per share, continuing operations	$(0.11)	$—	$(0.23)	$(0.41)	N/A
Basic loss per share, discontinued operations	$—	$(0.01)	$—	$(0.03)	N/A
Basic net loss per share	$(0.11)	$—	$(0.23)	$(0.44)	N/A
Diluted loss per share, continuing operations	$(0.11)	$(0.03)	$(0.23)	$(0.41)	N/A
Diluted loss per share, discontinued operations	$—	$(0.01)	$—	$(0.03)	N/A
Diluted net loss per share	$(0.11)	$(0.03)	$(0.23)	$(0.44)	N/A
Weighted average common shares outstanding: basic	83,656,184	65,112,147	83,331,059	56,554,160	N/A
Weighted average common shares outstanding: diluted	83,656,184	67,177,572	83,331,059	56,554,160	N/A
Comprehensive loss
Net loss	$(9,597)	$(196)	$(18,890)	$(24,957)	$(131,128)
Reclassification of unrealized gain upon sale of marketable securities	(795)	—	(795)	—	(795)
Unrealized gain (loss) on marketable securities	(3,128)	—	3,903	—	6,581
Tax effect of reclassification of unrealized gain upon sale of marketable securities	312	—	312	—	312
Tax effect of unrealized gain on marketable securities	1,229	—	(1,533)	—	(2,585)
Total comprehensive loss	$(11,979)	$(196)	$(17,003)	$(24,957)	$(127,615)
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Period from January 1, 2003 (Date of Inception) through June 30, 2013
Cash flows from operating activities:
Net loss	$(18,890)	$(24,957)	$(131,128)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41	44	754
Loss on disposal of equipment	—	—	19
Gain on sale of marketable securities	(578)	—	(578)
Deferred taxes	(1,221)	—	(2,273)
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash stock-based compensation	615	621	20,867
Change in fair value of warrants potentially settleable in cash	—	—	(785)
Fair value of common stock warrants issued in exchange for services	—	246	2,402
Fair value of common stock issued in exchange for services	262	185	980
Change in fair value of common stock warrants	5,521	11,632	5,124
Fair value of common stock issued in exchange for licensing rights	—	—	3,954
Change in fair value of contingent consideration	387	1,548	2,648
Changes in operating assets and liabilities:
Inventories	(352)	—	(352)
Prepaid expenses and other assets	151	(621)	(494)
Accounts payable	116	371	1,981
Due to former parent	—	—	(207)
Accrued expenses and other current liabilities	1,494	(699)	4,829
Net cash used in operating activities	(12,454)	(11,630)	(92,195)
Cash flows from investing activities:
Change in restricted cash	(1)	—	(102)
Cash paid for acquisition of Abstral rights	(10,083)	—	(10,083)
Cash received in Apthera acquisition	—	—	168
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Proceeds from sale of marketable securities	578	—	578
Cash paid for purchase of equipment and furnishings	(450)	—	(1,189)
Disposal of equipment and furnishings	—	—	(1)
Cash paid for lease deposit	—	—	(45)
Cash transferred with the RXi spin-off	—	(87)	(87)
Net cash used in investing activities	(9,956)	(87)	(10,796)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	13,865	101,000
Cash paid for repurchase of common stock warrants	—	(266)	(266)
Cash paid for repurchase of common stock	—	—	(3,489)
Net proceeds from exercise of common stock options	—	—	631
Net proceeds from exercise of common stock warrants	630	5,384	6,488
Common stock issued in connection with ESPP	44	39	152
Net proceeds from issuance of RXi convertible notes payable	—	500	1,000
Net proceeds from issuance of long-term debt	9,865	—	9,865
Repayments of capital lease obligations	(17)	(10)	(237)
Cash advances from former parent company, net	—	—	8,766
Net cash provided by financing activities	10,522	19,512	123,910
Net increase (decrease) in cash and cash equivalents	(11,888)	7,795	20,919
Cash and cash equivalents at the beginning of period	32,807	11,433	—
Cash and cash equivalents at end of period	$20,919	$19,228	$20,919
Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$—	$1	$726
Cash paid during the periods for interest	$53	$36	$65
Supplemental disclosure of non-cash investing and financing activities:
Future payment for Abstral rights included in accrued expenses	$5,000	$—	$5,000
Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978
Fair value of warrants issued in connection with common stock recorded as cost of equity	$—	$—	$25,324
Issuance of common stock in exchange of outstanding warrants	$—	$—	$3,120
Fair value of shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785
Net liabilities distributed to common stock holders in the RXi spin-off, net of cash transferred	$—	$2,246	$2,246
Reclassification of warrant liabilities upon exercise	$1,207	$10,149	$12,050
Common stock issued in settlement of contingent purchase price consideration	$1,000	$1,579	$2,579
Allocation of management expenses	$—	$—	$551
Equipment and furnishings exchanged for common stock	$—	$—	$48
Equipment and furnishings acquired through capital lease	$—	$—	$277
Non-cash lease deposit	$—	$—	$50
Value of restricted stock units and common stock issued in lieu of cash bonuses	$—	$—	$634
Change in fair value of marketable securities	$3,108	$—	$5,786
NeuVax Acquisition:
Fair value of shares issued to acquire NeuVax	$—	$—	$6,367
Fair value of contingent purchase price consideration in connection with NeuVax acquisition	$—	$—	$6,460
Net assets acquired excluding cash of $168	$—	$—	$12,827

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation Business

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company developing and commercializing innovative, targeted oncology treatments that address major unmet medical needs to advance cancer care.

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address patient populations of cancer survivors to prevent disease recurrence by harnessing the patient's own immune system to seek out and attack any residual cancer. In this case, 25% of resectable node-positive breast cancer patients, despite having no evidence of disease following surgery and chemo/radiation therapy, will still relapse within 3 years. Increased presence of circulating tumor cells (CTC) predict DFS (disease free survival) and OS (overall survival) - suggesting a dormancy of isolated micrometastases, which over time, leads to recurrence. Our lead product, NeuVaxTM (nelipepimut-S) elicits a robust, specific and durable killer CD8+ cytotoxic T lymphocyte (CTLs) response to lyse HER2 expressing tumor cells.

NeuVax™ (nelipepimut-S) is the immmunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast carcinoma. The nelipepimut sequence stimulates specific CTLs following binding to HLA-A2/A3 molecules on antigen presenting cells (APC). These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on a successful Phase 2 trial, which achieved its primary endpoint of disease-free survival (DFS), the Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is ongoing and additional information on the study can be found at www.neuvax.com. A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is also enrolling patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

Our second product candidate, Folate Binding Protein, or “FBP,” is a peptide that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). Galena’s FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Our third product, Abstral® (fentanyl) Sublingual Tablets, are an important new treatment option for inadequately controlled breakthrough cancer pain (BTcP) which impact 40%-80% of cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) fentanyl tablet indicated only for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a more convenient sublingual tablet which rapidly dissolves under the tongue in seconds, provides rapid relief of breakthrough pain in minutes, and matches the duration of the entire pain episode.

In the future, we may pursue selective acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Unless the context otherwise indicates, references in this quarterly report to the “company,” “we,” “us” or “our” refer (i) to Galena, our wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi,” collectively, prior to our partial spin-off of RXi in April 2012; and (ii) to Galena and Apthera, together, after the partial spin-off.

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

Principles of Consolidation — The consolidated financial statements include the accounts of Galena and its wholly owned subsidiary. All material intercompany accounts have been eliminated in consolidation.

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

Marketable Securities — Marketable securities consist of shares of common stock of our former subsidiary, RXi Pharmaceuticals Corporation, a publicly traded company, and are classified as available-for-sale and carried at fair value on the balance sheet. Changes in the fair value of marketable securities are recorded as other comprehensive income.

Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash equivalents, marketable securities, accounts payable, convertible notes payable and capital leases approximate their fair values due to their short-term nature and market rates of interest.

Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of June 30, 2013, the Company had inventories of $352,000, consisting of $300,000 of work-in-process and $52,000 of finished goods. The Company had no inventory as of December 31, 2012.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized but are tested annually for impairment at the reporting unit level, or more frequently if events and circumstances indicate impairment may have occurred. Factors the company considers important that could trigger an interim review for impairment include, but are not limited to, the following:
•Significant changes in the manner of its use of acquired assets or the strategy for its overall business;
•Significant negative industry or economic trends;
•Significant decline in stock price for a sustained period; and
•Significant decline in market capitalization relative to net book value.

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of June 30, 2013.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of June 30, 2013, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

The acquisition of the Abstral rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transactions. The license and distribution rights will be amortized over ten years in a pattern based on our Abstral sales projections, commencing in the period that sales commence. No amortization was recorded related to the Abstral rights as of June 30, 2013. Refer to Note 11 for further information regarding the acquisition of Abstral U.S. rights.

Contingent Purchase Price Consideration — Contingent consideration is recorded at the estimated fair value as of the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of expenses.

Patents and Patent Application Costs — Although the company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are, therefore, expensed as incurred.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Share-based Compensation — The company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “ Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock based payment awards made to employees, non-employee directors, and consultants, including stock options and warrants. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options and warrants granted as consideration for services rendered by non-employees, the company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “ Equity Based Payments to Non- Employees.” Non-employee option and warrant grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to vesting, the value of these options and warrants, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options and warrants granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Derivative Financial Instruments — During the normal course of business, the company from time to time grants warrants to vendors as consideration for their services. We may also issue warrants as part of a debt or equity financing. The company does not enter into any derivative contracts for speculative purposes.

The company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with FASB ASC Topic 815-40, “ Derivatives and Hedging — Contracts in Entity’s Own Stock,” the value of warrants that are deemed to meet the definition of derivatives are required to be recorded as a liability, as the holders have an option to put the warrants back to the company upon the occurrence of certain events set forth in the warrants.

Research and Development Expenses — Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments, as well as costs to acquire technology licenses and clinical trial expenses.

Clinical trial expenses include expenses associated with contract research organizations ("CROs"), as well as set-up and patient related costs from the sites at which are trial is being conducted which are billed to us by our CROs as pass-through costs.

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

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Change in fair value of warrants potentially settleable in cash	$(518)	$6,638	$(5,521)	$(11,632)
Realized gain on sale of marketable securities	578	—	578	—
Change in fair value of the contingent purchase price liability	56	(704)	(387)	(1,548)
Miscellaneous other income (expense)	—	(5)	(3)	(5)
Total other income (expense)	$116	$5,929	$(5,333)	$(13,185)

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

For the three months ended June 30, 2013, we recognized income tax expense of $1,541,000. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of expenses and comprehensive loss. For the six months ended June 30, 2013, we recognized an income tax benefit of $1,221,000, which offsets the tax impact related to the unrealized gain on our marketable securities. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of June 30, 2013, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. As of June 30, 2013, we had approximately $20,555,000 in interest-bearing accounts above federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which are classified as available-for-sale.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2. Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” (defined as having a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The new standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this new standard did not have a material impact on the company’s consolidated financial statements for the three and six months ended June 30, 2013 or the fiscal year ended December 31, 2012.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, a new accounting pronouncement intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new standards also requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety in the same reporting period, an entity is required to cross-reference to other required disclosures required that provide additional detail about those amounts. The new standard was effective for reporting periods beginning after December 31, 2012. Adoption of this new standard for the three and six months ended June 30, 2013 did not have a material impact on the company’s consolidated financial statements.

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

The company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis a total of approximately 66,959,894 RXi shares, which distribution was made in April 2012. The company retained 33,476,595 shares of common stock of RXi, which were subject to a one-year lock-up period that expired on April 27, 2013. As of June 30, 2013, the company had sold 3,022,080 RXi shares since the expiration of the lock-up period for total proceeds of $578,000, which is included in other income. On July 19, 2013, RXi effected a 1-for-30 reverse stock split of its outstanding shares of common stock.

The value of RXi shares held by the company at June 30, 2013 was approximately $5,786,000, based on the closing price on the last trading day of the quarter of RXi of $0.19 per share as reported on the OTCQX marketplace. The value of our RXi shares will depend on RXi’s success in developing and commercializing products developed based upon its RNAi technologies and other factors that are subject to significant risks and uncertainties described in RXi’s filings with the SEC. There is no assurance, therefore, as to the value we may realize from our RXi shares.

The company classified the RXi activities, including for previously reported periods, as discontinued operations in the accompanying consolidated statements of expenses retroactively for all periods presented. The net assets of RXi were removed from the consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

The company categorized its cash equivalents and marketable securities as Level 1 inputs. The valuations for Level 1 were determined based on a “market approach” using quoted prices in active markets for identical assets. Valuation of these assets does not require a significant degree of judgment. The company categorized its warrants potentially settleable in cash as a Level 2 inputs. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using an appropriate pricing model, using assumptions consistent with our application of ASC 718. The contingent purchase price consideration is categorized as a Level 3 inputs and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and discount rates based on a corporate debt interest rate index publicly issued.

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	June 30, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,109	$9,109	$—	$—
Marketable securities	5,786	5,786	—	—
Total assets measured and recorded at fair value	$14,895	$14,895	$—	$—
Liabilities:
Warrants potentially settleable in cash	$14,909	$—	$14,909	$—
Contingent purchase price consideration	6,529	—	—	6,529
Total liabilities measured and recorded at fair value	$21,438	$—	$14,909	$6,529

Description	December 31, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$32,431	$32,431	$—	$—
Marketable securities	2,678	2,678	—	—
Total assets measured and recorded at fair value	$35,109	$35,109	$—	$—
Liabilities:
Warrants potentially settleable in cash	$10,964	$—	$10,964	$—
Contingent purchase price consideration	7,142	—	—	7,142
Total liabilities measured and recorded at fair value	$18,106	$—	$10,964	$7,142

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The company has classified its liabilities for contingent earn-out consideration relating to its acquisitions of Apthera within Level 3 of the fair value hierarchy, because the fair values are determined using significant unobservable inputs, including probability-weighted discounted cash outflows. During the three months ended June 30, 2013 the company achieved another milestone under the contingent value rights agreement entered into connection with the company's acquisition of Apthera, resulting in a $1,000,000 milestone payment that we paid by issuing to the contingent value rights holders 384,688 shares of our common stock.

The company has not transferred any financial instruments into or out of Level 3 classification during the six months ended June 30, 2013 or 2012. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2013 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2013	$7,142
Milestone payment	(1,000)
Change in the estimated fair value of the contingent purchase price consideration	387
Balance at June 30, 2013	$6,529

The fair value of the contingent purchase price consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The significant unobservable assumptions include the probability of achieving each milestone, the date we expect to reach the milestone, and a determination of present value factors used to discount future expected cash outflows.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Abstral milestone payment	$5,000	$—
Contract research organizations	2,369	1,705
Compensation and related benefits	642	217
Professional fees	363	116
Interest expense	70	—
Accrued expenses and other current liabilities	$8,444	$2,038

6. Long-term Debt

On May 8, 2013 we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we may borrow up to $15 million (the “Loan”) in two tranches. We borrowed the first tranche of $10 million on May 8, 2013, and we may borrow the second tranche of $5 million on or before May 31, 2014, subject to our achievement of certain operational and financial conditions. There is no assurance these conditions will be achieved. The Loan payments will include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we paid the lender a 1% cash facility fee and a 5.5% cash final payment and granted to the lenders seven-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which equaled a 20-day average market price of our common stock prior to the date of the grant.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

7. Stockholders’ Equity

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

Common Stock — The Company has authorized up to 200,000,000 shares of common stock, $0.0001 par value per share, for issuance. Shares of common stock are reserved as follows (in thousands):

As of June 30, 2013
Warrants outstanding	12,405
Stock options outstanding	9,972
Options reserved for future issuance under the Company’s 2007 Incentive Plan	5,314
Shares reserved for future issuance under the Employee Stock Purchase Plan	756
Total reserved for future issuance	28,447

8. Warrants

The following is a summary of warrant activity for the six months ended June 30, 2013 (in thousands):

	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2013	7,578	2,846	361	360	978	1,093	13,216
Granted	—	—	—	—	—	182	182
Exercised	(8)	(825)	—	—	—	(160)	(993)
Outstanding, June 30, 2013	7,570	2,021	361	360	978	1,115	12,405
Expiration	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2013-2020

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in December 2012, April 2011, March 2011, March 2010 and August 2009. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of expenses as other income (expense). The fair value of the warrants is estimated using an appropriate pricing model with the following inputs:

	As of June 30, 2013
	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$1.90	$0.65	$0.65	$2.18	$4.50
Expected term (years)	4.48	3.81	2.68	2.74	1.09
Volatility %	73.39%	70.15%	70.47%	70.18%	76.58%
Risk-free rate %	1.21%	0.96%	0.56%	0.58%	0.17%

	As of December 31, 2012
	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$1.90	$0.65	$0.65	$2.18	$4.50
Expected term (years)	4.98	4.30	3.18	3.24	1.59
Volatility %	80.93%	82.48%	69.90%	69.79%	74.13%
Risk-free rate %	0.72%	0.59%	0.39%	0.40%	0.21%

The company’s expected volatility is based on a combination of implied volatilities of similar publicly traded entities. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the time of valuation. The dividend yield used in the pricing model is zero, because the company has no present intention to pay cash dividends.

The changes in fair value of the warrant liability for the six months ended June 30, 2013 were as follows (in thousands):

	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2013	$6,954	$3,310	$378	$183	$139	$10,964
Fair value of warrants exercised	(15)	(1,561)	—	—	—	(1,576)
Change in fair value of warrants	3,275	1,743	224	173	106	5,521
Warrant liability, June 30, 2013	$10,214	$3,492	$602	$356	$245	$14,909

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of our Loan financing, we granted Oxford Financial LLC warrants to purchase 182,186 shares of common stock at an exercise price of $2.47, equaled to the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using the Black Scholes model as described in Note 9, below. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $1.93 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

9. Stock Based Compensation

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

For stock options and warrants granted in consideration for services rendered by non-employees, the company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50. Non-employee option and warrant grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to vesting, the value of these options and warrants, as calculated using the Black-Scholes option-pricing model, is being re-measured using the fair value of the company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options and warrants granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options and warrants are fully vested.

The company uses the Black-Scholes option-pricing model and the following weighted average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rate	1.35%	1.12%	1.25%	1.07%
Volatility	78.18%	75.65%	77.66%	75.69%
Expected lives (years)	6.25	6.25	6.25	6.12
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three months and six months ended June 30, 2013 was $1.63 per share and $1.28 per share, respectively.

The company’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the company’s options of 10 years with the average vesting term of 4 years for an average of 6 years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero, because the company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The company has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and zero for non-employee directors. The company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The company recorded approximately $519,000 and $883,000 of stock-based compensation from continuing operations related to employee and non-employee stock options for the three months and six months ended June 30, 2013, respectively. The company recorded approximately $234,000 and $952,000 of stock-based compensation from continuing operations related to employee and non-employee stock options for the three months and six months ended June 30, 2012, respectively. As of June 30, 2013, there was $3,372,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted average period of 3.01 years.

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2013, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 9,972,000 shares subject to outstanding common stock options granted under the plan and 5,314,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The company is using unissued shares for all shares issued upon exercise of stock options and for any restricted share awards.

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2013	7,672	$2.54	$—
Granted	2,783	1.88	1,057
Exercised	(8)	0.85	15
Cancelled	(475)	4.58	31
Outstanding at June 30, 2013	9,972	$2.26	$6,447
Options exercisable at June 30, 2013	5,866	$2.72	$3,768

The aggregate intrinsic values of outstanding and exercisable options at June 30, 2013 were calculated based on the closing price of the company’s common stock as reported on The NASDAQ Capital Market on June 28, 2013 of $2.22 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

10. Net Loss Per Share

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Warrants to purchase common stock	12,405	4,129	12,405	20,201
Options to purchase common stock	9,972	7,599	9,972	5,605
Total	22,377	11,728	22,377	25,806

11. License Agreements

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

GALENA BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

These arrangements sometimes permit the company to unilaterally terminate development of the product and thereby avoid future contingent payments; however, the company is unlikely to cease development if the compound successfully achieves clinical testing objectives.

In conjunction with the acquisition of NeuVaxTM, the company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering the nelipepimut-S peptide and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, we are required to pay an annual maintenance fee of $200,000, a milestone payment of $200,000 upon commencing the Phase 3 PRESENT trial of NeuVax and other clinical milestone payments, as well as royalty payments based on sales of NeuVax or other therapeutic products developed from the licensed technologies.

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

On March 18, 2013, we acquired Abstral® (fentanyl) sublingual tablets for sale and distribution in the United States from Orexo AB (ORX.ST), an emerging specialty pharmaceutical company based in Sweden. Abstral has been approved by the U.S. Food and Drug Administration (FDA) and is a transmucosal immediate-release fentanyl (TIRF) product.

Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain through 2015 a specified minimum field sales force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Orexo is entitled to reacquire the U.S. rights to Abstral from us for no consideration if we breach our obligations to establish and maintain the requisite sales force throughout the marketing period. Galena intends to launch U.S. commercial operations for Abstral in the fourth quarter of 2013.

In exchange for the U.S. rights to Abstral, (1) we paid Orexo $10 million, and (2) we agreed to pay to Orexo: (a) $5 million in cash upon the earlier of the approval by the FDA of a specified U.S. manufacturer of Abstral and the first anniversary of the closing; (b) three one-time future cash milestone payments based on our net sales of Abstral; and (c) a low double-digit royalty on future net sales. No further milestone or royalty payments will be due after the date on which all claims of the last remaining licensed patents expire (currently 2019) or become invalidated by a governmental agency.

The $5 million milestone payable no later than the first anniversary of the closing is included in intangible assets and accrued expenses and other current liabilities at June 30, 2013.

12. Subsequent Events

The company evaluated all events or transactions that occurred after June 30, 2013 up through the date these financial statements were issued. Other than as disclosed below or elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

On July 19, 2013, RXi Pharmaceuticals Corporation (OTCQX: RXIID) effected a 1-for-30 reverse stock split of its outstanding shares of common stock. As of August 8, 2013, we owned approximately 841,675 RXi shares of common stock on a post-split basis with a value of approximately $3,367,000 based on the closing price of $4.00 per RXi share as reported on the OTCQX marketplace. For the period July 1, 2013 through August 8, 2013 we sold an additional 226,852 RXi shares on a post-split basis for total net proceeds of $698,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiary, Apthera, Inc., or “Apthera.”

This management’s discussion and analysis of financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 12, 2013.

The discussion and analysis below includes certain forward-looking statements related to our commercialization of Abstral in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described in Item 1.A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause our actual Abstral commercialization efforts, financial condition and results of operations, and business prospects and opportunities for this quarter and the periods that follow to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

Overview

We are a biopharmaceutical company developing and commercializing innovative, targeted oncology treatments that address major unmet medical needs to advance cancer care. Our strategy is to build value for patients and shareholders by:

•	Developing novel cancer immunotherapies, with a primary focus on the ongoing Phase 3 PRESENT of our lead product candidate, NeuVax.

•
Building the breadth, depth and pace of our pipeline with NeuVax in combination with Herceptin in Phase 2; FBP in Phase 1/2 trials in ovarian and endometrial cancers; and through the acquisition of Abstral.

•	Establishing commercial capabilities following the launch of Abstral in the United States in the fourth quarter of 2013.

Developing Novel Cancer Immunotherapies

While improved diagnostics and targeted therapies have decreased breast cancer mortality in the United States, metastatic breast cancer remains incurable. Up to 25% of resectable node-positive breast cancer patients — having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy — still relapse within three years following diagnosis. These cancer patients presumably still had isolated, undetected tumor cells also known as circulating tumor cells ("CTCs") which, over time, led to a recurrence of cancer, either in the breast area (local recurrence) or at a remote location (metastatic disease).

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

More than 230,000 women in the United States are diagnosed with breast cancer every year. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of the HER2 oncogene, which is associated with disease progression and decreased survival. Only 20% to 30% of all breast cancer patients — with HER2 IHC 3+ disease — are eligible for treatment with trastuzumab (Herceptin®; Genentech/Roche). This leaves the majority of breast cancer patients with over-exposed HER2 ineligible for trastuzumab therapy and without an effective treatment option to prevent cancer recurrence.

Our lead product candidate, NeuVax (nelipepimut-S), was derived from the immunodominant extracellular region of the HER2 receptor, and is combined with the immune adjuvant granulocyte macrophage colony-stimulating factor (GM-CSF) to further bolster the immune response in breast cancer patients. Treatment with NeuVax and GM-CSF stimulates cytotoxic (CD8+) T cells in a highly specific manner to target and kill these undetected cancer cells expressing HER2 before they grow into metastatic tumors. NeuVax is given as an intradermal injection once a month for six months, followed by a booster injection once every six months.

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

Based on Phase 2 results, the FDA granted NeuVax a Special Protocol Assessment for a Phase 3 study (PRESENT) which began in 2012. The 700 patient trial, if positive, will lead the company to seek U.S. FDA commercial registration. The study has a primary endpoint of disease-free survival (DFS) at three years, the timeframe within which 10% to 25% of eligible patients relapse. The study will be significant if NeuVax treatment provides a 30% benefit in DFS versus control. An interim analysis will be performed after 70 events.

NeuVax has also demonstrated promising results in combination with trastuzumab in early-stage HER2 low-to-intermediate (IHC 1+ and 2+) patients. Preclinical studies suggested that trastuzumab can increase antigen presentation by tumor cells by promoting receptor internalization and subsequent proteosomal degradation of the HER2 protein, resulting in efficient recognition and lysing of HER2-expressing cells. A Phase 2a study showed improved efficacy of the combination therapy at 24 months, with no added cardiotoxicity. As a result, a 300 patient Phase 2b study in early-stage HER2 low-to-intermediate patients who have completed their adjuvant chemotherapy and radiation therapy began in March 2013, comparing NeuVax in combination with trastuzumab to trastuzumab alone.

Our second product candidate, Folate Binding Protein, or “FBP,” is a peptide that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). Our FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Building the Breadth, Depth and Pace of our Pipeline

On March 18, 2013, we acquired the rights to sell and distribute Abstral® (fentanyl) sublingual tablets in the United States from Orexo AB (ORX.ST), an emerging specialty pharmaceutical company based in Sweden. Abstral has been approved by the FDA and is the transmucosal immediate-release fentanyl (TIRF) market leader in Europe where it is sold by ProStrakan/Kyowa Hakko Kirin.

Abstral is an important new treatment option for inadequately controlled breakthrough cancer pain (“BTcP”) in opioid-tolerant cancer patients. The innovative Abstral formulation delivers the analgesic power of fentanyl in a convenient and easy-to-use sublingual tablet, which dissolves within seconds. Abstral provides rapid relief of BTcP, with predictable dosing, and is convenient and easy to use. Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain from January 1, 2014 through December 31, 2015, which we refer to as the “marketing period,” a specified minimum field sales force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Galena intends to launch U.S. commercial operations for Abstral in the fourth quarter of 2013.

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

Establishing Commercial Capabilities Through the Launch of Abstral

Abstral is now available throughout the United States, with full launch of the product to begin in the fourth quarter of 2013. Since the acquisition of Abstral, we continue to make significant, disciplined investments in growing the Abstral commercial infrastructure and franchise. Significant pre-launch commercial efforts include:

Sales, distribution and marketing – We are establishing a specialty sales force in the United States, including sales management, account management, and field sales personnel. Since the acquisition of Abstral, we have hired dedicated sales personnel to support our launch in the fourth quarter of 2013. Our sales and distribution efforts to date have focused on securing contracts with key distributors, group purchasing organizations, managed care organizations, and specialty pharmacies and other institutional dispensaries. We have also contracted with a third party logistics provider with significant experience with pharmaceutical industry inventory and supply chain management and logistics.

Manufacturing – We have secured a manufacturer in the United States to produce Abstral, and have completed the regulatory efforts needed to obtain FDA approval of the manufacturer. We also acquired as part of the Abstral acquisition and transfer agreements the necessary manufacturing equipment to produce Abstral, and sufficient inventory to cover the projected sales until our new manufacturing arrangement is implemented.

Reimbursement and patient assistance – We have established a patient assistance program, as well as a regulatory access and hotline system to ensure full compliance with applicable Transmucosal Immediate Release Fentanyl (TIRF) Risk Evaluation and Mitigation Strategy (REMS) requirements.

Patient registry study - We have established an IRB-approved cancer patient registry study, RELIEF (Rapid Evaluation of Lifestyle, Independence and Elimination of breakthrough cancer pain with Freedom from oral discomfort through the us of Abstral (fentanyl) Sublingual Tablets), a post-marketing, single arm, open label multicenter trial to assess Abstral for BTcP in opioid-tolerant cancer patients. RELIEF is a questionnaire-based study to be completed by enrolled patients over a 30-day period. The data is monitored and maintained by an outside Contract Research Organization (CRO) to objectively evaluate the results. Approximately 2,500 patients are expected to enroll over the next 12 to 18 months.

Results of Operations for the Three Months and Six Months Ended June 30, 2013 and June 30, 2012

For the three months ended June 30, 2013, our net loss was approximately $9.6 million compared with a net loss of $0.2 million for the three months ended June 30, 2012. The loss increased by $9.4 million, or approximately 4,796%. The reasons for the increase in loss between the quarters are discussed below.

For the six months ended June 30, 2013, our net loss was approximately $18.9 million compared with a net loss of $25.0 million for the six months ended June 30, 2012. The loss decreased by $6.1 million, or approximately 24%. The reasons for the decrease in loss between these periods are discussed below.

Abstral is our first commercial product and no revenues were recorded as of June 30, 2013. We expect to incur significant additional costs and expenses in connection with our commercialization of Abstral in the U.S. before generating any significant revenues from the sale and distribution of Abstral. For this reason, and as we begin to generate Abstral revenues, our future results of operation will differ materially from our historical results of operations.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses and compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as licensing fees and patent prosecution costs. Research and development expenses also consist of costs related to the Abstral RELIEF trial as described above. We expect research and development expenses to increase as we continue to enroll patients in our Phase 3 PRESENT Trial of NeuVax and expand our clinical development activities related to the RELIEF trial.

Total research and development expenses were approximately $5.3 million for the three months ended June 30, 2013, compared with $3.7 million for the three months ended June 30, 2012. The increase of $1.6 million, or 42%, was due to an increase of $1.5 million related to the ramp-up of our Phase 3 PRESENT clinical trial and an increase of $0.1 million related to higher expenses for employee stock based compensation, primarily related to timing of grants and changes in our Black-Scholes assumptions.

Total research and development expenses were approximately $10.4 million for the six months ended June 30, 2013, compared with $6.4 million for the six months ended June 30, 2012. The increase of $4.0 million, or 62%, was due to an increase of $4.0 million related to the ramp-up of our Phase 3 PRESENT clinical trial and an increase of $0.1 million related to higher expenses for employee stock based compensation. The increase was partially offset by a decrease in non-employee stock based compensation expense of $0.1 million.

Research and development expenses associated with the Abstral pre-launch activities as described above were approximately $0.3 million for the three and six months ended June 30, 2013.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expense was $2.7 million for the three months ended June 30, 2013, compared with $2.0 million for the three months ended June 30, 2012. The increase of $0.7 million, or 38%, was primarily due to a $0.6 million increase in personnel related costs, associated with the establishment of our Abstral sales force, and professional and outside services, and a $0.2 million increase in non-cash employee stock based compensation expense.

General and administrative expense was $4.2 million for the six months ended June 30, 2013, compared with $3.7 million for the six months ended June 30, 2012. The increase of $0.5 million, or 14%, was due to a $0.6 million increase related to personnel related costs, associated with the establishment of our Abstral sales force, and professional and outside services, and a $0.1 million increase in non-cash employee stock based compensation expense, partially offset by a decrease of $0.2 million in non-cash non-employee stock based compensation expense.

General and administrative expenses associated with the Abstral pre-launch activities as described above were approximately $0.8 million for the three months and six months ended June 30, 2013.

Interest Income/Expense

Interest income (expense) was negligible for each of the three months ended June 30, 2013 and 2012. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other expense was $0.1 million for the three months ended June 30, 2013, compared with other income of $5.9 million for the three months ended June 30, 2012. The decrease in other income of $6.0 million was due to an decrease of $5.8 million in the change in the fair value of warrants accounted for as liabilities and an increase of $0.2 million primarily related to an increase in interest expense.

Other expense was $5.5 million for the six months ended June 30, 2013, compared with other expense of $13.2 million for the six months ended June 30, 2012. The decrease in other expense of $7.7 million was due to an decrease of $7.9 million in the change in the fair value of warrants accounted for as liabilities and a decrease of $0.1 million in non-cash expense related to the change in fair value of contingent purchase price consideration liability.

Income Taxes

For the three months ended June 30, 2013, we recognized an income tax expense of $1.5 million. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of expenses and comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

For the six months ended June 30, 2013, we recognized an income tax benefit of $1.2 million. This benefit offsets the tax impact related to the unrealized gain on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of expenses and comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We had cash, cash equivalents, and marketable securities of approximately $26.8 million as of June 30, 2013, compared with $35.6 million as of December 31, 2012. Our cash and cash equivalents as of June 30, 2013 include the net proceeds of the first tranche of our Loan financing on May 8, 2013 as described in Note 6 of the Notes to Condensed Consolidated Financial Statements. Our marketable securities consisted of approximately 30,455,000 shares of RXi common stock, with a market value of approximately $5.8 million and $2.7 million at June 30, 2013 and December 31, 2012, respectively. On July 19, 2013, RXi effected a 1-for-30 reverse stock split of its outstanding shares of common stock. As of August 8, 2013, we owned approximately 841,675 RXi shares of common stock on a post-split basis with a value of approximately $3.4 million based on the closing price of $4.00 per RXi share as reported on the OTCQX marketplace. For the period July 1, 2013 through August 8, 2013 we sold 226,852 RXi shares on a post-split basis for total net proceeds of $0.7 million.

The decrease of approximately $11.9 million in our cash and cash equivalents from December 31, 2012 to June 30, 2013 was attributable primarily to cash used in operations, with our initial payment of approximately $10.0 million to acquire U.S. commercialization rights to Abstral, offset by cash from financing activities related to our Loan financing on May 8, 2013 described in Note 6 of the Notes to the Condensed Consolidated Financial Statements.

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

We believe that our existing working capital should be sufficient to fund our operations into the second quarter of 2014. We also may borrow the remaining $5.0 million tranche of our recent long-term debt financing, subject to certain conditions. In the future, we will be dependent on revenues from the commercialization of Abstral, obtaining funding from third parties, such as proceeds from the sale of debt or equity securities, funded research and development payments and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that we will generate significant revenues from the sale of Abstral, or that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenues or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $12.5 million for the six months ended June 30, 2013, compared with $11.6 million for the six months ended June 30, 2012. The increase of approximately $0.8 million resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial, as well as approximately $1.6 million associated with the Abstral pre-launch activities.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $10.0 million for the six months ended June 30, 2013, compared with $0.1 million for the six months ended June 30, 2012. The increase was primarily due to the $10.0 initial payment for Abstral rights in the first quarter of 2013.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $10.5 million for the six months ended June 30, 2013, compared with $19.5 million for the six months ended June 30, 2012. The decrease was primarily due to no proceeds from the issuance of common stock in 2013, compared with $13.9 million from the issuance of common stock in 2012, as well as $0.6 million from the exercise of warrants in 2013, compared with $5.4 million from the exercise of warrants in 2012, partially offset by $9.9 million of net proceeds from the first tranche of our long-term debt financing in May 2013, compared to no long-term debt in 2012.

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

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) equity price risk on our marketable securities, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing primarily in money market mutual funds.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to certain vendors and suppliers and license partners using foreign currencies. We do not hedge against foreign currency risks. Consequently, changes in exchange rates could adversely affect our operating results and stock price. Such losses have not been significant to date.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and our principal accounting officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 with the SEC.

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, you should consider the following new or updated risk factors that were originally included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013:

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

We will rely on third parties for the commercial supply of Abstral. Our ability to commercially supply Abstral will depend, in part, on our ability to successfully obtain fentanyl, the active pharmaceutical ingredient (“API”) for Abstral and outsource most, if not all, of the aspects of its manufacturing at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize Abstral.

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

We plan to launch Abstral in the fourth quarter of 2013. In order to do so, we are building a commercial organization including sales, marketing, trade and distribution functions. We have not previously had any commercial organization, and therefore we cannot provide any assurance that we will be able to build an organization that is successful at marketing and selling Abstral. Our competitors currently have sales and marketing organizations and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them.

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

Abstral competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the United States by large, well-capitalized companies. In the breakthrough cancer pain (“BTcP”) market, physicians often treat BTcP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Archimedes Pharma Ltd.’s Lazanda, Insys Therapeutics, Inc.'s Subsys, and BioDelivery Sciences International, Inc.’s Onsolis. Some generic fentanyl products against which Abstral competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTcP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems. If these treatments and technologies are successfully developed and approved, they could represent significant additional competition to Abstral. We will also face competition from third parties in obtaining allotments of fentanyl under applicable DEA annual quotas and recruiting and retaining qualified personnel.

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

In addition, the market for Abstral will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For example, many third-party payors require usage and failure on cheaper generic versions of Abstral prior to providing reimbursement for Abstral and other branded TIRF products, which limits Abstral’s use as a first-line treatment option.

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

Our need to effectively manage our operations, growth and projects related to Abstral requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

•	attract and retain sufficient numbers of talented employees;

•	manage our commercialization activities for Abstral effectively and in a cost-effecient manner;

•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and

•	continue to improve our facilities.

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

Our success with respect to Abstral will depend in part on our ability to obtain and maintain patent protection in the United States, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. Fentanyl, the sole active pharmaceutical ingredient, or “API,” in Abstral, has been approved for many years and therefore our ability to obtain any patent protection is limited. Composition of matter patents are a particularly effective form of intellectual property protection for pharmaceutical products, as they apply without regard to any method of use. However, we will not be able to obtain composition of matter patents or methods of use patents that cover the APIs in Abstral. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as Abstral so long as the competitors do not infringe any formulation patents that we may have or may obtain or license, if any.
The only patent protection that we have or are likely to obtain covering Abstral consists of patents relating to formulations, methods of treatment using certain formulations and methods of manufacturing and packaging. Formulation patents preclude competitors from using the same formulation. Manufacturing or packaging patents preclude competitors from using the same manufacturing or packaging methods. However, these type of patents do not preclude a competitor from making and marketing the same API, unless they use the same formulation or manufacturing or packaging methods.
We have an exclusive license from Orexo AB to use, distribute, market, sell and import Abstral in the United States under three U.S. patents and a pending U.S. patent application directed to pharmaceutical compositions for treatment of acute pain, as well as methods of treating breakthrough pain using Abstral. We also have a non-exclusive license to manufacture Abstral in the U.S. under these patents and patent application. The claims of the three patents, US 6,759,059, US 6,761,910 and US 7,910,132, cover the sublingual fentanyl formulation of Abstral, as well as methods of using the formulation to treat breakthrough pain, our approved indication. These patents, and any patents which issue from the pending application, will expire in September of 2019. There can be no assurance that the pending application will issue with claims covering Abstral, or that we will obtain additional patents covering Abstral.
Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any patents we have or may obtain or license may not provide us with sufficient protection for Abstral to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Nor can we guarantee that the claims of these patents will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.
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

Orexo AB filed an action in the U.S. District Court of New Jersey on June 30, 2011 asserting infringement by Mylan Pharmaceuticals Inc., of one of our licensed U.S. patents, US 6,761,910, covering Abstral. This patent is directed to pharmaceutical compositions for the treatment of acute disorders by sublingual administration. The claims of the patent cover products other than Abstral, including Ambien (and generic forms of Ambien, which is the subject of the infringement action). Validity of the patent is being challenged as part of the court proceeding, and the patent could be held invalid or unenforceable as a result. The invalidity or unenforceability of this patent would not affect our license under the other Abstral patents or our ability to market, sell, distribute or manufacture Abstral in the United States.

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

Risks Relating to Our Product Development Efforts

We are largely dependent on the success of our leading drug candidate, which may not receive regulatory approval or be successfully commercialized.

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

Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although NeuVax has exhibited no serious adverse events (“SAEs”) associated with the drug in the Phase 1/2 clinical trial, SAEs or other unexpected side effects may arising during further testing in our Phase 3. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

We previously experienced interruptions in the supply of a NeuVax adjuvant component that delayed patient enrollment in our Phase 3 PRESENT trial of NeuVax, and we will continue to be dependent upon the sole source of supply of this component.

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

NeuVax is administered in combination with Leukine®, a GM-CSF available in both liquid and lyopholyzed forms exclusively from Genzyme Corporation, or “ Genzyme ,” a subsidiary of Sanofi-Aventis. In June 2012, Genzyme recalled all liquid Leukine without explanation, and we began incorporating lyopholyzed Leukine as another option in addition to liquid Leukine in the administration of NeuVax at our Phase 3 PRESENT study sites in the U.S. as permitted by the FDA and at non-U.S. sites where we have obtained foreign regulatory approval. We believe our current supply of lyopholyzed GM-CSF is adequate for the completion of our Phase 3 PRESENT trial.

We will continue to be dependent on Genzyme by us for our supply of Leukine in connection with the ongoing NeuVax trials and the eventual commercial manufacture of NeuVax. Any future interruptions in the availability of Leukine , or any determination by us to change the GM-CSF used with NeuVax, could have a material adverse effect on our NeuVax trials and any commercialization of NeuVax.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our Loan financing on May 8, 2013, we granted to the lenders seven-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which equaled the 20-day average market price of our common stock prior to the date of the grant. The warrants were granted without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to available exemptions from registration for transactions not involving a public offering.

We entered into the contingent value rights agreement in April 2011 in connection with our merger acquisition of Apthera. At the closing of the merger, we issued to the former Apthera shareholders contingent value rights, or “CVRs,” entitling them to payments of future contingent consideration based on the achievement of specified development and commercial milestones relating to our NeuVax product candidate. The CVRs were issued in a private transaction exempt from registration under the Securities Act. We are entitled to pay the continent consideration, at our election, in either cash or in shares of our common stock.

On June 4, 2013, we paid approximately $1 million of contingent consideration triggered by the achievement of another milestone under the contingent value rights agreement by issuing 384,688 shares of our common stock to the CVRs holders based on a value of $2.60 per share, the closing price of our common stock as reported on NASDAQ on May 23, 2013, the day prior to achievement of another milestone. Like the CVRs, the milestone shares were offered and sold to the CVRs holders in a private transaction exempt from registration under the Securities Act.

On August 7, 2013, our outstanding warrants to purchase 190,000 shares of our common stock at an exercise price of $7.04 per share expired by their terms.

ITEM 5. OTHER INFORMATION

Amendment to By-Laws

On August 6, 2013, our board of directors adopted an amendment to our Amended and Restated By-Laws, effective immediately, to add a new Section 6.15 to provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceedings brought on behalf of the company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to the company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine. The amendment further provides that any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the company is deemed to have notice of and consented to the foregoing provision.

A copy of the Amended and Restated By-Laws marked to show changes from the prior Amended and Restated By-Laws is attached hereto as Exhibit 3.2 and incorporated by reference herein. The foregoing summary of the by-law amendment is qualified in its entirety by reference to the text of the Amended and Restated By-Laws.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc., as amended as of June 28, 2013.

3.2	Amended and Restated By-Laws of Galena Biopharma, Inc., as amended as of August 6, 2013.

10.1	Amendment No. 1 to Employment Agreement made as of May 8, 2013 between Galena Biopharma, Inc. and Mark J. Ahn, Ph.D.(1)*

10.2	Loan and Security Agreement dated May 8, 2013 among Galena Biopharma, Inc., Apthera, Inc., Oxford Finance LLC and the Lenders listed on Schedule 1.1 thereto.(2)

10.3	Form of warrants granted on May 8, 2013 under the Loan and Security Agreement set forth as Exhibit 10.2.(3)

10.4
Lease between Galena Biopharma, Inc. and Cameron Oregon properties LLC and Lucas Oregon Properties, LLC for Suite 270 in the Willamette Wharf Building at 4640 Macadam Avenue in Portland, Oregon dated April 25, 2013.

10.5	Employment letter agreement, effective July 1, 2013, between Galena Biopharma, Inc. and Ryan M. Dunlap.*

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D.

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D., and Ryan M. Dunlap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.
__________________________

(1)	Previously filed as Exhibit 10.3 to the company’s Form 10-Q filed on May 9, 2013 and incorporated by reference herein.

(2)	Previously filed as Exhibit 10.6 to the Company’s Form 10-Q filed on May 9, 2013 and incorporated by reference herein.

(3)	Previously filed as Exhibit 10.7 to the Company’s Form 10-Q filed on May 9, 2013 and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.

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

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn

Mark J. Ahn, Ph.D.
President and Chief Executive Officer

Date: August 9, 2013

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Senior Director, Finance, Chief Accounting Officer and Treasurer

Date: August 9, 2013