Form 10-Q
period 2013-09-30
Galena Biopharma, Inc.
filed 2013-11-06
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
4640 SW Macadam Ave., Suite 270, Portland, OR 97239
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

As of October 31, 2013, Galena Biopharma, Inc. had outstanding 105,236,516 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2013

PART I
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,396	$32,807
Restricted cash	100	101
Marketable securities	2,837	2,678
Accounts receivable	1,543	—
Inventories	425	—
Prepaid expenses	485	535
Total current assets	56,786	36,121
Equipment and furnishings, net	545	29
In-process research and development	12,864	12,864
Abstral rights, net	15,032	—
Goodwill	5,898	5,898
Deposits and other assets	129	74
Total assets	$91,254	$54,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,890	$1,976
Accrued expenses and other current liabilities	8,889	2,038
Current maturities of capital lease obligations	6	6
Fair value of warrants potentially settleable in cash	24,267	10,964
Current portion of contingent purchase price consideration	247	935
Current portion of long-term debt	1,215	—
Total current liabilities	36,514	15,919
Capital lease obligations, net of current maturities	30	51
Deferred tax liability	5,053	5,053
Contingent purchase price consideration, net of current portion	6,454	6,207
Long-term debt, net of current portion	8,583	—
Total liabilities	56,634	27,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 105,588,771 shares issued and 104,913,771 shares outstanding at September 30, 2013; 125,000,000 shares authorized, 83,595,837 shares issued and 82,920,837 outstanding at December 31, 2012	10	8
Additional paid-in capital	167,111	132,168
Accumulated other comprehensive income	1,722	1,626
Accumulated deficit	(130,374)	(102,197)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	34,620	27,756
Total liabilities and stockholders’ equity	$91,254	$54,986
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net revenue	$1,170	$—	$1,170	$—
Cost of revenue	301	—	301	—
Gross profit	869	—	869	—
Operating expenses:
Research and development expense	3,500	4,074	13,599	10,168
Research and development employee stock-based compensation expense	117	48	324	138
Research and development non-employee stock-based compensation expense	16	47	67	247
Total research and development expense	3,633	4,169	13,990	10,553
Selling, general and administrative expense	3,801	1,090	7,416	4,137
Selling, general and administrative employee stock-based compensation expense	328	85	742	366
Selling, general and administrative non-employee stock-based compensation expense	—	184	211	565
Total selling, general and administrative expense	4,129	1,359	8,369	5,068
Total operating expenses	7,762	5,528	22,359	15,621
Operating loss	(6,893)	(5,528)	(21,490)	(15,621)
Non-operating income (expense):
Interest income (expense), net	(314)	—	(495)	(35)
Other income (expense)	(921)	(733)	(6,254)	(13,918)
Total non-operating income (expense), net	(1,235)	(733)	(6,749)	(13,953)
Loss from continuing operations before income taxes	(8,128)	(6,261)	(28,239)	(29,574)
Income tax expense (benefit)	1,159	—	(62)	—
Loss from continuing operations	(9,287)	(6,261)	(28,177)	(29,574)
Loss from discontinued operations	—	—	—	(1,644)
Net loss	$(9,287)	$(6,261)	$(28,177)	$(31,218)
Net loss per common share:
Basic and diluted per share, continuing operations	$(0.11)	$(0.09)	$(0.33)	$(0.49)
Basic and diluted loss per share, discontinued operations	$—	$—	$—	$(0.03)
Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.33)	$(0.52)
Weighted-average common shares outstanding: basic and diluted	87,319,450	67,265,470	84,678,612	60,150,658
Comprehensive loss
Net loss	$(9,287)	$(6,261)	$(28,177)	$(31,218)
Reclassification of unrealized gain upon sale of marketable securities	(841)	—	(1,636)	—
Unrealized gain (loss) on marketable securities	(2,108)	—	1,795	—
Tax effect of reclassification of unrealized gain upon sale of marketable securities	330	—	643	—
Tax effect of unrealized gain (loss) on marketable securities	828	—	(705)	—
Total comprehensive loss	$(11,078)	$(6,261)	$(28,080)	$(31,218)
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2012	83,595,837	$8	$132,168	$1,626	$(102,197)	$(3,849)	$27,756
Issuance of common stock	20,125,000	2	37,518	—	—	—	37,520
Common stock warrants issued in connection with September 2013 common stock offering	—	—	(8,238)	—	—	—	(8,238)
Issuance of common stock upon exercise of warrants	1,320,904	—	2,890	—	—	—	2,890
Issuance of common stock in settlement of contingent purchase price consideration	384,688	—	1,000	—	—	—	1,000
Issuance of common stock warrants with long-term debt financing	—	—	351	—	—	—	351
Issuance of common stock in exchange for services	99,998	—	211	—	—	—	211
Issuance of common stock in connection with employee stock purchase plan	52,532	—	69	—	—	—	69
Stock based compensation for directors and employees	—	—	1,066	—	—	—	1,066
Stock based compensation for services	—	—	67	—	—	—	67
Unrealized gain on marketable securities, net of tax of $705	—	—	—	1,089	—	—	1,089
Realized gain on marketable securities, net of tax of $643	—	—	—	(993)	—	—	(993)
Exercise of stock options	9,812	—	9	—	—	—	9
Net loss	—	—	—	—	(28,177)	—	(28,177)
Balance at September 30, 2013	105,588.771	$10	$167,111	$1,722	$(130,374)	$(3,849)	$34,620

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net loss	$(28,177)	$(31,218)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	168	47
Gain on sale of marketable securities	(1,392)	—
Deferred taxes	(63)	—
Non-cash stock-based compensation	1,344	1,068
Fair value of common stock warrants issued in exchange for services	—	342
Change in fair value of common stock warrants	7,135	11,899
Change in fair value of contingent consideration	559	2,019
Changes in operating assets and liabilities:
Accounts receivable	(1,543)	—
Inventories	(425)	—
Prepaid expenses and other assets	68	(662)
Accounts payable	(86)	875
Accrued expenses and other current liabilities	1,975	(165)
Net cash used in operating activities	(20,437)	(15,795)
Cash flows from investing activities:
Change in restricted cash	1	—
Cash paid for acquisition of Abstral rights	(10,075)	—
Proceeds from sale of marketable securities	1,392	—
Cash paid for purchase of equipment and furnishings	(554)	—
Cash transferred with the RXi spin-off	—	(87)
Net cash used in investing activities	(9,236)	(87)
Cash flows from financing activities:
Net proceeds from issuance of common stock	37,520	13,937
Cash paid for repurchase of warrants	—	(266)
Net proceeds from exercise of stock options	9	—
Proceeds from exercise of warrants	820	5,672
Proceeds from common stock issued in connection with ESPP	69	39
Net proceeds from issuance of RXi convertible notes payable	—	500
Net proceeds from issuance of long-term debt	9,865	—
Repayments of capital lease obligations	(21)	(10)
Net cash provided by financing activities	48,262	19,872
Net increase in cash and cash equivalents	18,589	3,990
Cash and cash equivalents at the beginning of period	32,807	11,433
Cash and cash equivalents at end of period	$51,396	$15,423

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$13	$—
Cash paid during the periods for interest	$195	$—
Supplemental disclosure of non-cash investing and financing activities:
Future payment for Abstral rights included in accrued expenses	$5,000	$—
Fair value of warrants issued in connection with common stock recorded as cost of equity	$8,238	$—
Net liabilities distributed to common stock holders in the RXi spin-off, net of cash transferred	$—	$2,246
Reclassification of warrant liabilities upon exercise	$2,070	$10,741
Common stock issued in settlement of contingent purchase price consideration	$1,000	$1,579
Change in fair value of marketable securities	$1,551	$—

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted oncology treatments that address major unmet medical needs to advance cancer care.

Our strategy is to build value for patients and shareholders by:

•
Phase 3 PRESENT of our lead product candidate, NeuVaxTM (nelipepimut-S) currently in the Phase 3 randomized, multicenter present (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study in 700 patients under the FDSA-approved Special Protocol Assessment (SPA).

•	Phase 2b randomized, multicenter clinical trial is also enrolling 300 patients to study NeuVax in combination with Herceptin® (trastuzumab; Genetech/Roche).

•	Phase 1/2 FBP (folate binding protein) cancer immunotherapy trials in ovarian and endometrial cancers; and

•
In April 2013, we acquired rights to our first commercial product, Abstral® (fentanyl) sublingual tablets, for sale and distribution in the United States with our official product launch in the fourth quarter of 2013.

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address patient populations of cancer survivors to prevent disease recurrence by harnessing the patient's own immune system to seek out and attack any residual cancer. In this case, 25% of resectable node-positive breast cancer patients, despite having no evidence of disease following surgery and chemo/radiation therapy, will still relapse within 3 years. Increased presence of circulating tumor cells (CTCs) predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, leads to recurrence. Our lead product, NeuVaxTM (nelipepimut-S) elicits a robust, specific and durable killer CD8+ cytotoxic T lymphocyte (CTLs) response to lyse HER2 expressing tumor cells.

NeuVax™ (nelipepimut-S) is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast carcinoma. The nelipepimut sequence stimulates specific CTLs following binding to HLA-A2/A3 molecules on antigen presenting cells (APC). These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on a successful Phase 2 trial, which achieved its primary endpoint of DFS, the Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is ongoing and additional information on the study can be found at www.neuvax.com. A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is also enrolling patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

Our second product candidate, Folate Binding Protein, or “FBP,” is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). Galena’s FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP) which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) fentanyl tablet indicated only for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a more convenient sublingual tablet which rapidly dissolves under the tongue in seconds, provides rapid relief of breakthrough pain in minutes, and matches the duration of the entire pain episode.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

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

Based on the product launch of Abstral and the significant commercial operations during the three months ended September 30, 2013, Galena is no longer a development stage entity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, "Development Stage Entities," and the financial statements for the period ended September 30, 2013 will no longer reflect financial information since inception.

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

Cash and Cash Equivalents — The company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and demand deposits.

Restricted Cash — Restricted cash consists of certificates of deposit on hand with the company’s financial institutions as collateral for its corporate credit cards.

Marketable Securities — Marketable securities consist of shares of common stock of our former subsidiary, RXi Pharmaceuticals Corporation, a publicly traded company, and are classified as available-for-sale and carried at fair value on the balance sheet. Changes in the fair value of marketable securities are recorded as other comprehensive income (loss).

Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash equivalents, marketable securities, accounts receivable, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Accounts Receivable - The company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs analysis to evaluate accounts receivables to ensure recorded amounts reflect estimate net realizable value.

Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of September 30, 2013, the company had inventories of $425,000, consisting of $270,000 of work-in-process and $155,000 of finished goods. The company had no inventory as of December 31, 2012.

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of September 30, 2013.

Revenue Recognition - The company recognizes revenue from the sale of Abstral. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

We sell Abstral product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively, our "customers," subject to rights of return. During the three months ended September 30, 2013, we began recognizing Abstral product sales at the time title transfers to our customer, and providing for an estimate of future product returns. Revenue from product sales is recorded net of provisions for estimated returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program rebates and other deductions as needed.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Product Sales Discounts and Allowances - The company recognizes revenue at the point of sale to its wholesale pharmaceutical distributors and retail pharmacies and the allowances for product returns, rebates and allowances are recognized at the point of sale. The company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the company will be required to make adjustments to these allowances in the future.

Prompt Pay Discounts - As an incentive for prompt payment, the company offers a cash discount to customers, generally 2% of gross sales. The company expects that all customers will comply with the contractual terms to earn the discount. The company records the discount as an allowance against accounts receivable and a reduction of revenue.

Wholesaler Discounts - The company offers discounts to certain wholesalers and distributors based on contractually determined rates. The company accrues the discount as a reduction of receivables due from the wholesalers upon shipment to the respective wholesale distributors and retail pharmacies and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Rebates - The company participates in certain rebate programs, which provide discounted prescriptions to members of group purchasing organization and specialty pharmacies. Under these rebate programs, the company pays a rebate to the third-party administrator of the program, generally two to the three months after the quarter in which prescriptions subject to the rebate are filled. The company estimates and accrues these rebates based on current contract prices, historical and estimated future percentages of product sold to qualifying member pharmacies and estimated levels of inventory in the distribution channel. Rebates are recognized as a reduction in the period that the related revenue is recognized.

Chargebacks - The company provides discounts primarily to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid or Medicare contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the company the difference between the current retail price and the price the entity paid for the product. The company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historic chargeback activity. Chargebacks are recognized as a reduction of revenue in the period the related revenue is recognized.

Patient Assistance Programs - The company offers discount card programs to patients for Abstral in which patients receive discounts on their Abstral prescriptions that are reimbursed by the company. The company estimates the total amount that will be recognized based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognizes the discount as a reduction of revenue and as an other current liability (see Note 5) in the same period the related revenue is recognized.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of September 30, 2013, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The acquisition of the Abstral U.S. rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transaction. The license and distribution rights will be amortized over ten years in a pattern based on our Abstral sales projections. Amortization expense, related to the Abstral rights, of $43 was recorded in cost of revenue for the three months ended September 30, 2013. There was no amortization recorded prior to the three months ended September 30, 2013. Refer to Note 12 for further information regarding the acquisition of Abstral U.S. rights.

Contingent Purchase Price Consideration — Contingent consideration is recorded at the estimated fair value as of the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of comprehensive loss.

Patents and Patent Application Costs — Although the company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are, therefore, expensed as incurred.

Share-based Compensation — The company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, non-employee directors, and consultants, including stock options and warrants. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

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

Derivative Financial Instruments — Historically, the company has from time to time granted warrants to vendors as consideration for their services. We may also issue warrants as part of a debt or equity financing. The company does not enter into any derivative contracts for speculative purposes.

The company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. In accordance with FASB ASC Topic 815-40, “ Derivatives and Hedging — Contracts in Entity’s Own Stock,” the value of warrants that are deemed to meet the definition of derivatives are required to be recorded as a liability, as the holders have an option to put the warrants back to the company upon the occurrence of certain events described in the warrants.

Research and Development Expenses — Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments, as well as costs to acquire technology licenses and clinical trial expenses.

Clinical trial expenses include direct costs associated with contract research organizations ("CROs"), as well as well as patient-related costs from the sites at which our trial is being conducted.

Direct costs associated with our CROs are generally payable on a time and materials basis, or when certain enrollment and monitoring milestones are achieved. Expense related to milestones is recognized in the period in which the milestone is achieved or in which we determine that it is more likely than not that the milestone will be achieved.

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

For the three months ended September 30, 2013, we recognized income tax expense of $1,159,000. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. For the nine months ended September 30, 2013, we recognized an income tax benefit of $62,000, which offsets the tax impact related to the unrealized gain on our marketable securities. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of September 30, 2013, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. As of September 30, 2013, we had approximately $50,877,000 in interest-bearing accounts above federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which are classified as available-for-sale.

2. Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” (defined as having a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The new standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this new standard did not have a material impact on the company’s condensed consolidated financial statements for the three and nine months ended September 30, 2013 or the fiscal year ended December 31, 2012.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, a new accounting pronouncement intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new standard also requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. The new standard was effective for reporting periods beginning after December 31, 2012. Adoption of this new standard for the three and nine months ended September 30, 2013 did not have a material impact on the company’s condensed consolidated financial statements.

3. RXi Spin-off

On September 24, 2011, the company entered into a contribution agreement with our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi,” pursuant to which we assigned and contributed to RXi substantially all of the company’s RNAi-related technologies and assets. The contributed assets consisted primarily of our novel RNAi compounds and licenses relating to our RNAi technologies, as well as the lease of our Worcester, Massachusetts laboratory facility, fixed assets and other equipment located at the facility and our employment arrangements with certain scientific, corporate and administrative personnel who became employees of RXi. The company also contributed $1.5 million of cash to the capital of RXi.

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

The company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis a total of approximately 66,959,894 RXi shares, which distribution was made in April 2012. The company retained 33,476,595 shares of common stock of RXi, which were subject to a one-year lock-up period that expired on April 27, 2013. On July 24, 2013, RXi effected a 1-for-30 reverse stock split of its outstanding shares of common stock, including RXi shares held by the company. During the three months ended September 30, 2013, the company sold 204,623 RXi shares, on a post-split basis, for total proceeds of $814,000, which is included in other income. During the nine months ended September 30, 2013, the company had sold 305,359 RXi shares, on a post-split basis, for total proceeds of $1,392,000, which is included in other income.

The value of RXi shares held by the company at September 30, 2013 was approximately $2,837,000, based on the closing price of RXi shares on the last trading day of the quarter of $3.50 per share as reported on the OTCQX marketplace. The value of our RXi shares will depend on RXi’s success in developing and commercializing products developed based upon its RNAi technologies and other factors that are subject to significant risks and uncertainties described in RXi’s filings with the SEC. There is no assurance, therefore, as to any value we may realize from our RXi shares.

The company classified the RXi activities for previously reported periods as discontinued operations in the accompanying condensed consolidated statements of comprehensive loss retroactively for all periods presented. The net assets of RXi were removed from the condensed consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution.

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

The company categorized its cash equivalents and marketable securities as Level 1 inputs. The valuations for Level 1 were determined based on a “market approach” using quoted prices in active markets for identical assets. Valuation of these assets does not require a significant degree of judgment. The company categorized its warrants potentially settleable in cash as Level 2 inputs. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using an appropriate pricing model, using assumptions consistent with our application of ASC 718. The contingent purchase price consideration is categorized as Level 3 inputs and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and discount rates based on a corporate debt interest rate index publicly issued.
The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	September 30, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$49,431	$49,431	$—	$—
Marketable securities	2,837	2,837	—	—
Total assets measured and recorded at fair value	$52,268	$52,268	$—	$—
Liabilities:
Warrants potentially settleable in cash	$24,267	$—	$24,267	$—
Contingent purchase price consideration	6,701	—	—	6,701
Total liabilities measured and recorded at fair value	$30,968	$—	$24,267	$6,701

Description	December 31, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$32,431	$32,431	$—	$—
Marketable securities	2,678	2,678	—	—
Total assets measured and recorded at fair value	$35,109	$35,109	$—	$—
Liabilities:
Warrants potentially settleable in cash	$10,964	$—	$10,964	$—
Contingent purchase price consideration	7,142	—	—	7,142
Total liabilities measured and recorded at fair value	$18,106	$—	$10,964	$7,142

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The company has not transferred any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2013 or 2012. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2013 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2013	$7,142
Milestone payment	(1,000)
Change in the estimated fair value of the contingent purchase price consideration	559
Balance at September 30, 2013	$6,701

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Abstral milestone payment	$5,000	$—
Contract research organizations	1,559	1,705
Compensation and related benefits	1,161	217
Patient assistance programs	808	—
Professional fees	150	116
Royalties	141	—
Interest expense	70	—
Accrued expenses and other current liabilities	$8,889	$2,038

6. Long-term Debt

On May 8, 2013 we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we may borrow up to $15 million (the “Loan”) in two tranches. We borrowed the first tranche of $10 million on May 8, 2013, and may borrow the second tranche of $5 million on or before May 31, 2014, subject to our achievement of certain operational and financial conditions. There is no assurance these conditions will be achieved. The Loan payments will include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we paid the lender a 1% cash facility fee and a 5.5% cash final payment and granted to the lenders seven-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which equaled a 20-day average market price of our common stock prior to the date of the grant.

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

Common Stock — The company has authorized up to 200,000,000 shares of common stock, $0.0001 par value per share, for issuance. Shares of common stock are reserved as follows (in thousands):

September 2013 Underwritten Public Offering - On September 18, 2013 the company closed an underwritten public offering of 17,500,000 units at a price to the public of $2.00 per unit for gross proceeds of $35 million (the "September 2013 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.35 of a share of common stock at an exercise price of $2.50 per share. The offering included an over-allotment option for the underwriters to purchase an additional 2,625,000 shares of common stock and/or warrants up to 918,750 share of common stock. On September 23, 2013, the underwriters exercised their over-allotment option in full. The additional gross proceeds to the company as a result of the full exercise of the over-allotment option were approximately $5.2 million. The total net proceeds of the September 2013 offering, including the exercise of the over-allotment option, were $37.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the company.

As of September 30, 2013
Warrants outstanding	18,903
Stock options outstanding	9,928
Options reserved for future issuance under the Company’s 2007 Incentive Plan	5,304
Shares reserved for future issuance under the Employee Stock Purchase Plan	756
Total reserved for future issuance	34,891

8. Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2013 (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2013	—	7,578	2,846	361	360	978	1,093	13,216
Granted	7,044	—	—	—	—	—	182	7,226
Exercised	—	(8)	(998)	(183)	—	—	(160)	(1,349)
Expired	—	—	—	—	—	—	(190)	(190)
Outstanding, September 30, 2013	7,044	7,570	1,848	178	360	978	925	18,903
Expiration	September 2018	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2013-2020

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in September 2013, December 2012, April 2011, March 2011, March 2010 and August 2009. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the condensed consolidated statement of comprehensive loss as other income (expense). The fair value of the warrants is estimated using an appropriate pricing model with the following inputs:

	As of September 30, 2013
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.97	4.23	3.56	2.43	2.49	0.84
Volatility %	79.43%	71.45%	72.36%	74.21%	73.96%	65.21%
Risk-free rate %	1.38%	1.11%	0.86%	0.47%	0.49%	0.08%

	As of December 31, 2012
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	—	$1.90	$0.65	$0.65	$2.18	$4.50
Expected term (years)	—	4.98	4.30	3.18	3.24	1.59
Volatility %	—	80.93%	82.48%	69.90%	69.79%	74.13%
Risk-free rate %	—	0.72%	0.59%	0.39%	0.40%	0.21%

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

The changes in fair value of the warrant liability for the nine months ended September 30, 2013 were as follows (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2013	$—	$6,954	$3,310	$378	$183	$139	$10,964
Fair value of warrants granted	8,238	—	—	—	—	—	8,238
Fair value of warrants exercised	—	(15)	(1,788)	(252)	—	—	(2,055)
Change in fair value of warrants	1,713	3,239	1,814	182	195	(23)	7,120
Warrant liability, September 30, 2013	$9,951	$10,178	$3,336	$308	$378	$116	$24,267

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of our Loan financing, we granted Oxford Financial LLC warrants to purchase 182,186 shares of common stock at an exercise price of $2.47, which equaled to the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using the Black Scholes model as described in Note 9, below. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $1.93 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

9. Stock-Based Compensation

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

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	—	0.85%	1.25%	1.06%
Volatility	—	75.35%	77.66%	75.67%
Expected lives (years)	0.00	6.25	6.25	6.13
Expected dividend yield	—	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the nine months ended September 30, 2013 was $1.28 per share. There were no stock options granted during the three months ended September 30, 2013.

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

The company recorded approximately $461,000 and $1,344,000 of stock-based compensation from continuing operations related to employee and non-employee stock options for the three months and nine months ended September 30, 2013, respectively. The company recorded approximately $364,000 and $1,316,000 of stock-based compensation from continuing operations related to employee and non-employee stock options for the three months and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was $2,955,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.86 years.

As of September 30, 2013, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 9,928,000 shares subject to outstanding common stock options granted under the plan and 5,314,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2013	7,672	$2.54	$—
Granted	2,783	1.88	1,203
Exercised	(10)	0.88	17
Cancelled	(517)	4.39	37
Outstanding at September 30, 2013	9,928	$2.26	$6,867
Options exercisable at September 30, 2013	6,271	$2.65	$4,257

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2013 were calculated based on the closing price of the company’s common stock as reported on The NASDAQ Capital Market on September 30, 2013 of $2.28 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

Note 10. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Change in fair value of warrants potentially settleable in cash	$(1,614)	$(262)	$(7,135)	$(11,899)
Realized gain on sale of marketable securities	814	—	1,392	—
Change in fair value of the contingent purchase price liability	(172)	(471)	(559)	(2,019)
Miscellaneous other income	51	—	48	—
Total other income (expense)	$(921)	$(733)	$(6,254)	$(13,918)

11. Net Loss Per Share

The company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260 “Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants.

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2013	2012
Warrants to purchase common stock	18,903	5,747
Options to purchase common stock	9,928	7,540
Total	28,831	13,287

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

12. License Agreements

As part of its business, the company enters into licensing agreements with third parties that often require milestone and royalty payments based on the progress of the licensed asset through development and commercial stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency, and the company may be required to make royalty payments based upon a percentage of net sales of the product. The expenditures required under these arrangements in any period may be material and are likely to fluctuate from period to period.

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

Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain through 2015 a specified minimum commercial field force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Orexo is entitled to reacquire the U.S. rights to Abstral from us for no consideration if we breach our obligations to establish and maintain the requisite sales force throughout the marketing period. We recently launched U.S. commercial sales of Abstral.

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

The $5 million milestone payment, which is included in intangible assets and accrued expenses and other current liabilities at September 30, 2013, was paid on October 3, 2013.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

13. Significant Customers and Concentration of Credit Risk

The company is engaged in the business of developing and commercializing pharmaceutical products. The company has one commercial product, Abstral, available in six dosing strengths, and all sales reported are in the United States.

The company had product sales to two customers that represented more than 10% of revenue for the three months ended September 30, 2013. Product shipments to two customers accounted for 63% and 19% of sales for the three months ended September 30, 2013, respectively. No revenue was recognized prior to the three months ended September 30, 2013.

Accounts receivable from one customer accounted for 81% of accounts receivable balance as of September 30, 2013. There was no accounts receivable balance as of December 31, 2012.

14. Subsequent Events

The company evaluated all events or transactions that occurred after September 30, 2013 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiary, Apthera, Inc., or “Apthera.”

This management’s discussion and analysis of financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 12, 2013.

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

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted oncology treatments that address major unmet medical needs to advance cancer care.

Our strategy is to build value for patients and shareholders by:

•
Phase 3 PRESENT of our lead product candidate, NeuVaxTM (nelipepimut-S) currently in the Phase 3 randomized, multicenter present (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study in 700 patients under the FDSA-approved Special Protocol Assessment (SPA).

•	Phase 2b randomized, multicenter clinical trial is also enrolling 300 patients to study NeuVax in combination with Herceptin® (trastuzumab; Genetech/Roche).

•	Phase 1/2 FBP (folate binding protein) cancer immunotherapy trials in ovarian and endometrial cancers; and

•
In April 2013, we acquired rights to our first commercial product, Abstral® (fentanyl) sublingual tablets, for sale and distribution in the United States with our official product launch in the fourth quarter of 2013.

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

We are developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address major patient populations of cancer survivors to prevent recurrence. These therapies work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many clinical advantages, including an excellent safety profile, as these drugs lack the toxicities typical of most cancer therapies. They also feature long-lasting protection through immune system activation and convenient delivery.

More than 230,000 women in the United States are diagnosed with breast cancer every year. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients — those with HER2 IHC 3+ disease — are eligible for treatment with trastuzumab (Herceptin®; Genentech/Roche). This leaves the majority of breast cancer patients with low-to-intermediate HER2 IHC 1+/2+ ineligible for trastuzumab therapy and without an effective treatment option to prevent cancer recurrence.

Our lead product candidate, NeuVax (nelipepimut-S), is derived from the immunodominant extracellular region of the HER2 receptor, and is combined with the immune adjuvant granulocyte macrophage colony-stimulating factor (GM-CSF) to further bolster the immune response in breast cancer patients. Treatment with NeuVax and GM-CSF stimulates cytotoxic (CD8+) T cells in a highly specific manner to target and kill these undetected cancer cells expressing HER2 before they grow into metastatic tumors. NeuVax is given as an intradermal injection once a month for six months, followed by a booster injection once every six months.

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

Based on Phase 2 results, the FDA granted NeuVax a Special Protocol Assessment for a Phase 3 study (PRESENT) which began in 2012. The 700 patient trial, if positive, will lead the company to seek U.S. FDA commercial registration. The study has a primary endpoint of disease-free survival (DFS) at 139 events or three years, the timeframe within which 10% to 25% of eligible patients relapse. The study will be significant if NeuVax treatment provides a 30% benefit in DFS versus control. An interim analysis for safety and utility will be performed after 70 events.

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

Our second product candidate, Folate Binding Protein, or “FBP,” is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). Our FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Building the Breadth, Depth and Pace of our Pipeline

On March 18, 2013, we acquired the rights to sell and distribute Abstral® (fentanyl) sublingual tablets in the United States from Orexo AB (ORX.ST), or "Orexo." Abstral is approved by the FDA and is the transmucosal immediate-release fentanyl (TIRF) market leader in Europe where it is sold by ProStrakan/Kyowa Hakko Kirin.

Abstral is an important treatment option for inadequately controlled breakthrough cancer pain (“BTcP”) in opioid-tolerant cancer patients. The innovative Abstral formulation delivers the analgesic power of fentanyl in a convenient and easy-to-use sublingual tablet, which dissolves within seconds. Abstral provides rapid relief of BTcP, with predictable dosing, and is convenient and easy to use. Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain from January 1, 2014 through December 31, 2015, which we refer to as the “marketing period,” a specified minimum commercial field force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. We officially launched Abstral in October in 2013 in the U.S.

In exchange for the U.S. rights to Abstral, (1) we paid Orexo $10 million in cash from our cash on hand, and (2) we agreed to pay to Orexo: (a) $5 million in cash upon the earlier of (i) the approval by the FDA of a specified U.S. manufacturer of Abstral and (ii) the first anniversary of the closing; (b) three one-time future cash milestone payments based on our net sales of Abstral; and (c) a low double-digit royalty on future net sales. No further milestone or royalty payments will be due after the date on which all claims of the last remaining licensed patents expire (currently 2019) or become invalidated by a governmental agency.

The $5 million milestone payment, which is included in intangible assets and accrued expenses and other current liabilities at September 30, 2013, was paid on October 3, 2013.

In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Establishing Commercial Capabilities Through the Launch of Abstral

Abstral is now available throughout the United States, with full launch of the product having commenced in the fourth quarter of 2013. Since the acquisition of Abstral, we have made significant, disciplined investments in growing the Abstral commercial infrastructure and franchise. Significant pre-launch and commercial efforts to date include:

Sales, distribution and marketing – We have established a specialty sales force in the United States, including sales management, account management, managed care management, and field sales personnel. Since the acquisition of Abstral, we have hired dedicated sales personnel to support our launch in the fourth quarter of 2013. Our sales and distribution efforts to date have focused on securing contracts with key distributors, group purchasing organizations, managed care organizations, and specialty pharmacies and other institutional dispensaries, and mobilizing a field sales force. We have also contracted with a third party logistics provider with significant experience with pharmaceutical industry inventory and supply chain management and logistics.

Manufacturing – We acquired as part of the Abstral acquisition and transfer agreements, the necessary manufacturing equipment to produce Abstral, and have commenced manufacture of Abstral.

Reimbursement and patient assistance – We have established a patient assistance program, as well as a regulatory access and hotline system.

Regulatory compliance - We have established required internal processes and reporting to ensure the full compliance with applicable Transmucosal Immediate Release Fentanyl (TIRF) Risk Evaluation and Mitigation Strategy (REMS) requirements.

Patient registry study - We have established an IRB-approved cancer patient observational registry study, RELIEF (Rapid Evaluation of Lifestyle, Independence and Elimination of breakthrough cancer pain with Freedom from oral discomfort through the us of Abstral (fentanyl) Sublingual Tablets), a post-marketing, single arm, open label multicenter trial to assess Abstral for BTcP in opioid-tolerant cancer patients. RELIEF is a questionnaire-based, observational study to be completed by enrolled patients over a 30-day period. The data is collected, monitored and maintained by an outside Contract Research Organization (CRO) to objectively evaluate the results. Approximately 2,500 patients are expected to enroll in 100 sites in the study.

Results of Operations for the Three Months and Nine Months Ended September 30, 2013 and September 30, 2012

For the three months ended September 30, 2013, our net loss was approximately $9.3 million compared with a net loss of $6.3 million for the three months ended September 30, 2012. The loss increased by $3.0 million, or approximately 48%, for the reasons discussed below.

For the nine months ended September 30, 2013, our net loss was approximately $28.2 million compared with a net loss of $31.2 million for the nine months ended September 30, 2012. The loss decreased by $3.0 million, or approximately 10%, for the reasons discussed below.

Abstral is our first commercial product and pre-launch revenues were recorded for the first time during the three months ended September 30, 2013. We expect to continue to incur significant costs and expenses in connection with our commercialization of Abstral in the U.S. before realizing a profit from the sale and distribution of Abstral. For these reasons, we expect our future results of operation to differ materially from our historical results.

Net Revenue

Net revenue for the three and nine month periods ended September 30, 2013 and 2012, was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	$ Change	2013	2012	$ Change
Net revenue	$1,170	$—	$1,170	$1,170	$—	$1,170

We began generating revenue during the third quarter of 2013. We expect net revenue from sales of Abstral to increase in the future, as we grow our promotional sales efforts.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the three and nine month periods ended September 30, 2013 and 2012, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Abstral royalties	$141	12%	$—	—	$141	12%	$—	—
Direct product costs and related overhead	50	4%	—	—	50	4%	—	—
Amortization of Abstral rights	43	4%	—	—	43	4%	—	—
Other cost of revenue	67	6%	—	—	67	6%	—	—
Total cost of revenue	301	26%	—	—	301	26%	—	—
Gross profit	$869	74%	$—	—	$869	74%	$—	—

Cost of revenue was $0.3 million for the three and nine months September 30, 2013, respectively, and zero for all prior periods.

Variable cost of revenue includes the royalty due to Orexo, as well as amortization of Abstral rights and product costs. Product related overhead and other cost of revenue are fixed in nature, and will decrease or increase as a percentage of net revenue as net revenue increases or decreases, respectively.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses and compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as licensing fees and patent prosecution costs. Research and development expenses also consist of costs related to the Abstral RELIEF trial as described above. Research and development expense for the three and nine month periods ended September 30, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Research and development expense	$3,633	$4,169	(13)%	$13,990	$10,553	33%

Research and development expense decreased $0.5 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, as a result of a decrease in the startup costs for participating sites throughout the world in our Phase 3 PRESENT clinical trial. Research and development expense increased $3.4 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, related to the ramp-up of our Phase 3 PRESENT clinical trial. The timing of costs related to the conduct of our clinical trials can vary significantly from quarter to quarter.

Research and development expense associated with the Abstral activities as described above were approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. We had no similar research and development expense in prior periods.

Selling, General and Administrative Expense

Selling, general and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Selling, general and administrative expense for the three and nine month periods ended September 30, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative expense	$4,129	$1,359	204%	$8,369	$5,068	65%

Selling, general and administrative expense increased $2.8 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. The increase was primarily due to a $2.7 million increase in personnel related costs, associated with the establishment of our Abstral commercial force and marketing team, and professional and outside services, and a $0.2 million increase in non-cash employee stock based compensation expense.

Selling, general and administrative expense increased $3.3 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. The increase was primarily due to a $3.3 million increase related to personnel related costs, associated with the establishment of our Abstral commercial force and marketing team, and professional and outside services, and a $0.4 million increase in non-cash employee stock based compensation expense, which was partially offset by a decrease of $0.4 million in non-cash non-employee stock based compensation expense.

Selling, general and administrative expense associated with the Abstral pre-launch activities as described above was approximately $1.9 million and $2.6 million for the three months and nine months ended September 30, 2013, respectively.

Non-Operating Income (Expense)

Non-operating expense for the three and nine month periods ended September 30, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Non-operating expense	$(1,235)	$(733)	68%	$(6,749)	$(13,953)	(52)%

Non-operating expense increased $0.5 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. The increase was primarily due to an increase of $1.4 million in the loss from the change in the fair value of warrants accounted for as liabilities and an increase of $0.3 million related to interest expense associated with the first tranche of our long-term debt financing in the second quarter of 2013, which was partially offset by realized gains on the sale of marketable securities of $0.8 million and a decrease of $0.3 million in non-cash expense related to the change in fair value of contingent purchase price consideration liability.

Non-operating expense decreased $7.2 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. The decrease was primarily due to a decrease of $4.8 million in the change in the fair value of warrants accounted for as liabilities, realized gains on the sale of marketable securities of $1.4 million, and a decrease of $1.5 million in non-cash expense related to the change in fair value of contingent purchase price consideration liability, which was partially offset by an increase of $0.5 million related to the increase in interest expense associated with the first tranche of our long-term debt financing in the second quarter of 2013.

Income Taxes

For the three and nine months ended September 30, 2013, we recognized an income tax expense of $1.2 million and an income tax benefit of $0.1 million, respectively. This expense (benefit) offsets the tax impact related to the unrealized loss (gain) on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and net accounts receivable ("liquid assets") of approximately $55.8 million as of September 30, 2013, compared with $35.5 million as of December 31, 2012.

The increase of approximately $20.3 million in our liquid assets from December 31, 2012 to September 30, 2013 was attributable primarily to $37.5 million of net proceeds from the issuance of common stock and warrants in our September 2013 underwritten public offering, $9.9 million of net proceeds from the issuance of long-term debt, $0.9 million proceeds from the exercise of common stock warrants and stock-based compensation awards, and $1.6 in unrealized gain on marketable securities, partially offset by $18.9 million in net cash operating loss and $10.7 million spent to purchase the U.S. commercialization rights to Abstral and the related inventory and equipment.

We expect to continue to incur operating losses as we commercialize Abstral in the U.S. and continue to advance our product candidates through the drug development and regulatory process. We will need to generate significant revenues to achieve profitability and may never do so. In the absence of profits from the commercialization of Abstral or our product candidates, our potential sources of operational funding are proceeds from the sale of equity and funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing working capital should be sufficient to fund our operations for the forseeable future. We also may borrow the remaining $5.0 million tranche of our recent long-term debt financing, subject to certain conditions. There is no guarantee that the remaining $5.0 million tranche will be available to us, or that we will generate sufficient revenue from the sale of Abstral to become profitable or that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenues or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $20.4 million for the nine months ended September 30, 2013, compared with $15.8 million for the nine months ended September 30, 2012. The increase of approximately $4.6 million resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial, as well as approximately $5.2 million associated with the Abstral pre-launch activities, partially offset by a reduction in the change of fair value of common stock warrants.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2013, compared with $0.1 million for the nine months ended September 30, 2012. The increase was primarily due to the $10.0 initial payment for Abstral rights in the first quarter of 2013.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $48.3 million for the nine months ended September 30, 2013, compared with $19.9 million for the nine months ended September 30, 2012. The increase was primarily due to net proceeds from the issuance of common stock in September 2013 of $37.5 million, compared with $13.9 million from the issuance of common stock in 2012, as well as to $9.9 million of net proceeds from the first tranche of our long-term debt financing in the second quarter of 2013, compared to no long-term debt in 2012. The increase from the prior year was partially offset by a decrease in proceeds from the exercise of warrants with $5.7 million from the exercise of warrants in 2012 compared to $0.8 million in the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2012, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2012 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2013. Readers are encouraged to review these disclosures in conjunction with the review of this report.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, you should consider the following new or updated risk factors that were originally included in our Quarterly Report on Form 10-Q for the six months ended June 30, 2013:

Risks Related to Our Commercialization of Abstral

We are at an early stage in the commercialization of Abstral®, have a history of net losses and negative cash flow from operations and have not sold any other products. We cannot predict if or when we will become profitable.

On March 18, 2013, we acquired from Orexo AB, a specialty pharmaceutical company based in Sweden (“Orexo”), exclusive rights to sell and distribute Abstral® (“Abstral”) sublingual tablets in the United States. Abstral has been approved for sale by the U.S. Food and Drug Administration (the “FDA”) and is a novel, rapidly-disintegrating, sublingual (under the tongue) formulation of fentanyl, a well-established opioid, but we have no commercialization history and have never sold or distributed any other products. As a result, there is no historical basis upon which to assess how we will respond to regulatory, competitive or other challenges to our ability to sell Abstral on a profitable basis, and we are unable to predict the amount of revenues or profits, if any, that we will generate from the sale of Abstral.

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

Although we are in the process of testing and developing other drug candidates, we anticipate that in the near term our ability to become profitable will depend upon the commercial success of our one approved product, Abstral, which we launched at the beginning of the fourth quarter of 2013. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from the sale of Abstral will depend on a number of factors, including, but not limited to:

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

We are subject, directly or indirectly, to U.S. federal and state health care fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.

Our Abstral operations are directly, or indirectly through our customers and health care professionals, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, federal False Claims Act, federal Sunshine Act, and federal Foreign Corrupt Practices Act. These laws may impact, among other things, our Abstral sales, and marketing and education programs.

The federal Anti-Kickback Statue prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing renumeration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving renumeration is to induce referrals of federal health care covered business, the statute has been violated. The Anti-Kickback Statue is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs. An alleged violation of the Anti-Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations such as a the federal False Claims Act. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of health care companies to have to defend a False Claim Act action. The federal Patient Protection and Affordable Care Act includes provisions expanding the ability of certain relators to bring actions that would have been dismissed under prior law. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. The Deficit Reduction Act of 2005 encouraged states to enact or modify their state false claims act to be at least as effective as the federal False Claims Act by granting states a portion of any federal Medicaid funds recovered through Medicaid-related actions. Most states have enacted state false claims laws, and many of those states included laws including qui tam provisions.

The federal Patient Protection and Affordable Care Act include provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered un Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosures. Manufacturers must also disclose investment interest held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the U.S., and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states such as Massachusetts and Vermont impost an outright ban on certain gifts to physicians. These laws could affect our Abstral promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our system. Both the disclosure laws and gift bans also will impose administrative, cost and compliance burdens on us.

We are unable to predict whether we could become subject to actions under any of these laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, or an administrative action of suspension or exclusion from government health care reimbursement programs and the curtailment or restructuring of our commercial operations.

In addition to the extent we commence commercial operations overseas, we will be subject to the Foreign Corrupt Practices Act and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The Foreign Corrupt Practices Act prohibits improper payments or offers of payments to foreign governments and their officials for the purpose Of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the Foreign Corrupt Practices Act and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial conditions and results of operations.

Risks Relating to Our Product Development Efforts

We are largely dependent on the success of our leading drug candidate, which may not receive regulatory approval or be successfully commercialized.

Our business prospects depend heavily on successfully developing and commercializing our lead product candidate, NeuVax. The FDA has agreed in the SPA for our Phase 3 PRESENT clinical trial of NeuVax that the design, resulting data, and planned analyses of the Phase 3 study support an acceptable regulatory submission for marketing approval, unless a previously unrecognized public or patient health concern were to arise or changes were to be made to the protocol. Even under an SPA, marketing approval by the FDA is not assured, because the final determination will be based on a complete review by the FDA of all data available to it. There is no assurance, therefore, that the Phase 3 study will be successful, that a single Phase 3 trial will support marketing approval, or that we will be able to obtain marketing approval for NeuVax or any other product candidate.

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

Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, and delays in patient enrollment can result in increased costs and longer development times than we expect at present. For example, breast cancer patients can be enrolled in our Phase 3 PRESENT study of NeuVax as early as the time they are prescribed standard of care treatment, which typically lasts approximately eight to nine months, but under the SPA can be treated in the Phase 3 PRESENT study only after completing standard of care treatment and being screened for HER2 and haplotype (HLA) status. We expect that a significant percentage of patients who are potentially eligble for the study will fail screening and will not be treated with NeuVax, because of differences between their local and central diagnoses on the basis of HER2 status, haplotype or imaging requirements under the SPA, which requires that patients be in remission at the time of initiating the NeuVax inoculation series. Other patients who are enrolled at the outset of their standard of care also may eventually choose for personal reasons not to participate in the study. We also compete for eligible patients with other breast cancer trials underway from time to time, and we may experience delays in patient enrollment due to the pendency of other large trials underway in the same patient population.

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

In addition, on October 1, 2013, the U.S. federal government suspended services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2014 fiscal year. Although the impasse has been resolved until at least January 2014, if a similar or more prolonged shutdown were to occur at that time, it could result in significant delays in the FDA's ability to timely review and process any submissions we have filed or may file, or cause other regulatory delays affecting our development or commercial operations, which could have a material adverse effect on our business.

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

ITEM 5. OTHER INFORMATION

Appointment of Chief Medical Officer

Galena Biopharma, Inc. (“we,” “our,” “us” or the “company”) has entered into an employment agreement with Brian Hamilton, M.D., Ph.D., pursuant to which Dr. Hamilton will serve as our Executive Vice President and Chief Medical Officer.

Under the employment agreement, Dr. Hamilton is entitled to (i) receive an annual base salary of $385,000 and (ii) a grant under our Amended and Restated 2007 Incentive Plan of stock options to purchase 300,000 shares of our common stock, subject to the approval of our board of directors. The stock options will vest and become exercisable in 12 equal quarterly installments beginning on the first quarterly anniversary of the effective date of his employment, provided, in each case, that Dr. Hamilton remains in our continuous employ through such vesting date, and will be on the other terms set forth in our standard form of stock option agreement. The exercise price of the stock options will be equal to the market price of our common stock on the date of grant.

Additionally, Dr. Hamilton will be eligible under the employment letter agreement to: (i) receive an annual bonus (as determined by the Compensation Committee of our board of directors) of up to 30% of his annual base salary; and (ii) participate in all employee benefit plans in effect for our employees from time to time. We also will pay Dr. Hamilton, under the employment letter agreement, a $70,000 sign-on bonus.

Dr. Hamilton has extensive academic and pharmaceutical experience in immunology, hematopoietic stem cell transplantation, and oncology. Having worked at both large pharmaceutical companies such as AstraZeneca and Wyeth, as well as at biotech companies such as BioVex, Soligenix, and Onyx. He has experience with drug development across multiple therapeutic indications and platforms, including small molecules, biologics, oncolytic viruses, and vaccines. He has been a partner and Vice President of Biopharm Solutions, a private consulting firm in the life sciences industry, since 2001. Dr. Hamilton received his M.D. and Ph.D. from the University of Washington School of Medicine, trained in Pediatrics at the Children’s Medical Center in Dallas, Texas, with specialty training in Immunology at the Children’s Hospital Medical Center and Sidney Farber Cancer Center and in Allergy at the University of California-San Francisco. He has held academic appointments at the University of Washington and the University of Miami.

Dr. Hamilton, 66 years old, has no family relationship with any of our officers or directors.

Departure of Chief Medical Officer

The Company and Dr. Rosemary Mazanet, Company’s former Executive Vice President and Chief Medical Officer, agreed to have her separation from the Company effective November 7, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement dated as of September 13, 2013 by and between Galena Biopharma, Inc. and Oppenheimer & Co. Inc. as representative of the several underwriters named in Schedule I thereto. (1)

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc., as amended as of June 28, 2013. (2)

3.2	Amended and Restated By-Laws of Galena Biopharma, Inc., as amended as of August 6, 2013. (3)

4.1	Form of Warrant Agreement by and Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. (4)

10.1	Employment letter agreement, effective July 1, 2013, between Galena Biopharma, Inc. and Ryan M. Dunlap.* (5)

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D.

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D., and Ryan M. Dunlap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.
__________________________

(1)	Filed as Exhibit 1.1 to the Company's Form 8-K filed on September 13, 2013 and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Company's Form 10-Q filed on August 9, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company's Form 10-Q filed on August 9, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 4.1 to the Company's Form 8-K filed on September 13, 2013 and incorporated herein by reference.

(5)	Filed as Exhibit 10.5 to the Company’s Form 10-Q filed on August 9, 2013 and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: November 6, 2013

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Senior Director, Finance, Chief Accounting Officer and Treasurer

Date: November 6, 2013