Form 10-Q/A
period 2013-09-30
Galena Biopharma, Inc.
filed 2013-11-07
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q/A
Amendment No. 1
 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
ORs

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to include in their entirety the following items in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as originally filed with the Securities and Exchange Commission on November 6, 2013 (the "Original Form 10-Q"): (i) Exhibit 31.1 - Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D; (ii) Exhibit 31.2 - Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap; and (iii) Exhibit 32.1 - Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D, and Ryan M. Dunlap. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A includes our Original Form 10-Q, in its entirety,. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than previously described.

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

As of September 30, 2013
Warrants outstanding	18,903
Stock options outstanding	9,928
Options reserved for future issuance under the Company’s 2007 Incentive Plan	5,304
Shares reserved for future issuance under the Employee Stock Purchase Plan	756
Total reserved for future issuance	34,891

8. Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2013 (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2013	—	7,578	2,846	361	360	978	1,093	13,216
Granted	7,044	—	—	—	—	—	182	7,226
Exercised	—	(8)	(998)	(183)	—	—	(160)	(1,349)
Outstanding, Expired	—	—	—	—	—	—	(190)	(190)
Outstanding, September 30, 2013	7,044	7,570	1,848	178	360	978	925	18,903
Expiration	September 2018	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2013-2020

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