Form 10-K
period 2013-12-31
Galena Biopharma, Inc.
filed 2014-03-17
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33958
_______________________________________________________
Galena Biopharma, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

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

Securities registered pursuant to Section 12(b) of the Exchange Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
Based on the closing price of the Registrant's common stock as reported on the NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 28, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $185,711,000.
As of February 28, 2014, Galena Biopharma, Inc. had outstanding 117,879,459 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2013

"SAFE HARBOR" STATEMENT

Some of the information contained in this annual report may include forward-looking statements that reflect our current views with respect to our commercial and development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. We make these statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this annual report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this annual report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this “Safe Harbor” Statement.

PART I.

ITEM 1. BUSINESS

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted treatments that address major unmet medical needs to advance cancer care.
Our strategy is to build value for patients and shareholders by:

•	Achieving revenue goals for Abstral® (fentanyl) sublingual tablets, to which we acquired for the U.S. rights in March 2013 and launched in the fourth quarter of 2013;

•
Completing the pivotal Phase 3 randomized, multicenter PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study of our lead product candidate, NeuVax™ (nelipepimut-S) in 700 patients under a U.S. Food and Drug Administration (FDA)-approved Special Protocol Assessment (SPA);

•	Completing the Phase 2b randomized, multicenter clinical trial in 300 patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche);

•	Completing the Phase 2 clinical trials of GALE-301 (folate binding protein (FBP)) cancer immunotherapy trials in both ovarian and endometrial cancers;

•	Initiating a Phase 2 clinical trial with GALE-401 (anagrelide controlled release (CR)), which we acquired in January 2014, in essential thrombocythemia (ET); and

•	Pursuing strategic alliances and acquisitions of other cancer treatments to complement our existing product pipeline and commercialization capabilities.

The chart below summarizes the current status of our commercial and development programs:

Establishing Commercial Capabilities

Abstral® (fentanyl) Sublingual Tablets

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP). Abstral is approved by the FDA as a sublingual (under the tongue) fentanyl tablet only for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds, provide relief of breakthrough pain within minutes, and match the duration of the pain episode.
BTcP is defined as a transient exacerbation of pain that occurs either spontaneously, or in relation to a specific predictable or unpredictable trigger, despite relatively stable and adequately controlled background pain. BTcP occurs in an estimated 40%-80% of patients who are already receiving chronic, long-acting opioid pain management and yet have episodes of severe tumor- and treatment-related cancer pain. BTcP occurs frequently in these patients, particularly as they try to conduct normal daily activities, with a mean number of episodes of four per day (average range 1-14 per day) and a median duration of 30 minutes (range 1-240 minutes). The wide range of time to relief of these severe pain episodes leads to high levels of distress and impaired quality of life experienced by patients.

Abstral is now available throughout the United States, with full launch of the product having commenced in the fourth quarter of 2013. Since the acquisition of Abstral, we have made significant, disciplined investments in growing the Abstral commercial infrastructure and franchise. Commercial efforts to date include:

Sales, distribution and marketing – We have established an experienced specialty sales force in the United States, including sales management, account management, managed care and product access management, and field sales personnel. Since the acquisition of Abstral, we have hired a dedicated sales team to support our commercial launch in the fourth quarter of 2013. Our distribution efforts to date have focused on securing contracts with key distributors, group purchasing organizations, managed care organizations, and specialty pharmacies and other institutional dispensaries. We have established and mobilized our field sales force. We have also contracted with a third party logistics provider with significant experience with pharmaceutical industry inventory and supply chain management and logistics.

Manufacturing – We acquired the necessary equipment to produce Abstral and are manufacturing Abstral through our contract manufacturing organizations (CMOs).

Patient Support Services – We launched Galena Patient Services (GPS), a full service support program overseen by a third party vendor, designed to navigate patient access to our products. GPS includes a dedicated team that works with healthcare professionals, their patients, and the insurance providers to guide the benefits investigation and prior authorization process, help manage the appeals and denials process, locate a preferred pharmacy, and execute the Patient Assistance Program for patient reimbursement support.

Regulatory compliance - We have established required internal processes and reporting to ensure the full compliance with applicable Transmucosal Immediate Release Fentanyl (TIRF) Risk Evaluation and Mitigation Strategy (REMS) requirements.

Patient registry study - We have initiated an institutional review board (IRB)-approved observational registry study, entitled RELIEF (Rapid Evaluation of Lifestyle, Independence and Elimination of BTcP with Freedom from oral discomfort through the use of Abstral® (fentanyl) Sublingual Tablets). RELIEF is a post-marketing, single arm, open label multicenter trial to assess Abstral for BTcP in opioid-tolerant cancer patients. RELIEF is an observational study to be completed by enrolled patients over a 30-day period. The data is collected, monitored and maintained by a contract research organization (CRO) who will objectively evaluate the results. Approximately 2,500 patients are expected to enroll in the study in an estimated 100 sites in the U.S.

Developing Novel Cancer Immunotherapies

We are developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address major patient populations of cancer survivors to prevent recurrence of their cancers. These therapies work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many clinical advantages, including an excellent safety profile, as these drugs lack the toxicities typical of most cancer therapies. They also evoke long-lasting protection through immune system activation and convenient mode of delivery.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead cancer immunotherapy, is being developed for the prevention of cancer recurrence in HER2 expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine, nelipepimut-S peptide, is combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF) for administration. Data has shown that an increased presence of circulating tumor cells (CTCs) predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, lead to recurrence. After binding to the HLA A2/A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

NeuVax is a targeted cancer immunotherapy for approximately 30,000-40,000 of the 230,000 breast cancer patients annually diagnosed in the US who are at high risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving remission (or becoming a “survivor”) with standard therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes who which represents 65% of population). Up to 25% of resectable node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, still relapse within three years following diagnosis. These cancer patients presumably still had isolated, undetected tumor cells also known as circulating tumor cells which, over time, led to a recurrence of cancer, either in the breast area (local recurrence) or at a remote location (metastatic disease).

We currently have three ongoing or planned trials with NeuVax:

•
Phase 3 Ongoing: Based on our Phase 2 trial, which achieved its primary endpoint of DFS, the U.S. Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study. The multinational, multicenter PRESENT trial is ongoing in North America, Western and Eastern Europe, and Israel. Additional information on the study can be found at www.neuvax.com.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is enrolling node-positive and node-negative breast cancer patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

•
Phase 2 Planned: In addition, in January 2014, we partnered NeuVax with Dr. Reddy’s in India for the commercialization of NeuVax in that region. Per the agreement, Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in 2014.

Breast Cancer: According to the National Cancer Institute, over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the United States, metastatic breast cancer remains incurable. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients — those with HER2 IHC 3+ disease — have an approved treatment option available. This leaves the majority of breast cancer patients with low-to-intermediate HER2 IHC 1+/2+ ineligible for therapy and without an effective treatment option to prevent cancer recurrence.

Gastric Cancer: Gastric cancer (also known as stomach cancer) is a disease in which the cells forming the inner lining of the stomach become abnormal and start to divide uncontrollably, forming a cancerous tumor mass. Cancer can develop in any of the five sections of the stomach. Symptoms and outcomes of the disease will vary depending on the location of the cancer. Stomach cancer is one of the leading causes of cancer deaths in several areas of the world, most notably Japan and other Asian countries. Annually, almost one million people will be diagnosed worldwide with stomach cancer and over 800,000 will die from the disease. More than 95% of stomach cancers are caused by adenocarcinomas, malignant cancers that originate in glandular tissues. Overexpression of the HER2 receptor occurs in approximately 20% of gastric and gastro-esophageal junction adenocarcinomas, predominantly those of the intestinal type. Overall, only approximately 20% of patients with stomach cancer live at least five years following diagnosis and new adjuvant treatments are needed to prevent disease recurrence.

GALE-301 (folate binding protein (FBP))

Our second immunotherapy product candidate is GALE-301, or Folate Binding Protein (FBP). GALE-301 is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. GALE-301 is highly immunogenic and can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). GALE-301 is currently in a Phase 2 trial in ovarian cancer.

Ovarian and Endometrial Cancer: Ovarian cancer occurs in more than 22,000 patients per year in the U.S. and is the most lethal gynecologic cancer. Despite the incidence of ovarian cancer being only approximately 20% of that of breast cancer, the number of patients who die from ovarian cancer is nearly 50% of that of breast cancer. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While most patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse, and once the disease recurs, the treatment options and successes drop dramatically. Endometrial cancer is the most common gynecologic cancer and occurs in more than 46,000 women with more than 8,000 deaths in the U.S. annually. There are two basic types of endometrial cancer: endometrioid and papillary serous. The latter has a much more aggressive clinical course and the majority of these patients will die of this form of the disease.

Building the Breadth, Depth and Pace of our Pipeline

Hematology - GALE-401 (anagrelide CR)

On January 13, 2014, we announced the acquisition of the worldwide rights to anagrelide controlled release (CR), which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of essential thrombocythemia (ET). However, adverse events, such as nausea, diarrhea, abdominal pain, palpitations, tachycardia, and headache are associated with the currently available IR version of anagrelide, and have been shown to be dose and plasma concentration dependent. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, but preserve efficacy. In Phase 1 clinical studies, GALE-401 has been shown to significantly reduce the Cmax of anagrelide following oral administration. Thus, GALE-401 may reduce the peak plasma exposure to lessen the adverse events while maintaining therapeutic levels for platelet inhibition.

Multiple Phase 1 studies in approximately 90 healthy subjects have shown GALE-401 has a favorable pharmacokinetic profile (i.e. reduced Cmax) and appears to be well tolerated at the doses administered and to be capable of reducing platelet levels. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the Phase 2 initiation in 2014. The FDA has also indicated that only a single Phase 3 trial would be required for approval.

Essential Thrombocythemia (ET): ET is an acquired disease of the bone marrow, characterized by highly elevated platelet counts, and is associated with vascular complications including increased risk of thrombosis and bleeding events such as heart attack and stroke. We believe ET meets the qualifications of an orphan drug with prevalence in the U.S. of approximately 80,000-100,000 and an annual incidence rate of about 8,000 new diagnoses each year, with similar rates in Europe. Initially, many patients are asymptomatic so the disease goes undiagnosed, but with increased standard blood testing, the diagnoses are increasing as well. Currently, about 75% of diagnosed patients receive therapeutic treatment which highlights the importance of developing better tolerated drugs to this chronically treated, high risk orphan disease patient population.

Alliance Partners in Therapeutic Areas

We are actively seeking to leverage our technology platforms by seeking to work with pharmaceutical and biotechnology partners in a number of therapeutic areas. Our team has experience targeting products in multiple therapeutic areas, and based on this experience, we believe we can discover many more drug candidates by working with partners than we can develop with our own resources. We are seeking to work with partners in the discovery and development of drugs in a number of therapeutic areas and technology platforms.

Intellectual Property

Patents and other intellectual property rights are crucial to our success. It is our policy to protect our intellectual property rights through available means, including filing patent and prosecuting applications in the United States and other countries, protection of trade secrets, and utilizing regulatory protections such as data exclusivity and orphan drug status.. We also develop and protect confidential information and know-how, for example, we include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties. We regularly enter into agreements with our employees, consultants, clinical investigators and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is also our policy to operate without infringing on, or misappropriating, the proprietary rights of others. The following chart summarizes our intellectual property rights:

Product	Indication	Scope	Strategic Partner	Estimated Exclusivity Period
Abstral® (fentanyl) Sublingual Tablets	Breakthrough cancer pain	United States Only	Orexo AB	2019
NeuVax™ (nelipepimut-S)	Breast cancer recurrence	Filed and pending or issued worldwide	University of Texas/Henry M. Jackson Foundation	2028
NeuVax™ in combination with Herceptin®	Breast cancer recurrence	Filed and pending or issued worldwide	Henry M. Jackson Foundation, Genetech/Roche	2026
Folate Binding Protein (GALE-301)	Ovarian and endometrial cancer	Filed and pending or issued worldwide	Henry M. Jackson Foundation	2022
Anagrelide Controlled Release (GALE-401)	Essential thrombocythemia	Filed and pending or issued worldwide	BioVascular, Inc.	2029

Out-License Agreements

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

Dr. Reddy's Laboratories Ltd.

Effective January 14, 2014, we entered into a strategic development and commercialization partnership with Dr. Reddy's Laboratories Ltd. ("Dr. Reddy's"). We licensed commercial rights in India to Dr. Reddy's for NeuVax in breast and gastric cancers in India. Dr. Reddy's will lead the Phase 2 development of NeuVax in India in gastric cancer, significantly expanding the potential addressable patient population.

Recent Developments (in reverse chronological order)

Abstral Target Revenue Achieved - We achieved our target net revenue from the sale of Abstral for 2013.

On March 17, 2014, we announced our results of operations from the quarter and the fiscal year ended December 31, 2013, including net revenue of $2.5 million from the sale of Abstral. We also announced an increase to approximately $11 million to $15 million in our current 2014 net revenue expectations from the sale of Abstral.

Galena Patient Services Launched - We announced the launch of Galena Patient Services (GPS), a full service program to help manage patient access and reimbursement for patients taking Abstral® (fentanyl) Sublingual Tablets.

On March 3, 2014, we announced the launch of GPS, a full service support program designed to navigate patient access to Abstral coordinated through a third party vendor. The GPS will work with the healthcare professionals, their patients, and the insurance providers to guide the benefits investigation and approval process, manage the appeals and denial process, locate the preferred pharmacy and execute our Patient Assistance Program for patient reimbursement support.

NeuVax Australian Patent - We received a Notice of Acceptance for a patent for NeuVaxTM by the Australian Patent Office.

On February 28, 2014, we announced that the Australian Patent Office had notified us of a Notice of Acceptance for a patent for NeuVaxTM (nelipepimut-S) in Australia. The patent covers the use of NeuVax as a vaccine for the prevention of breast cancer recurrence in patients having low-to-intermediate of HER2, as determined by an IHC score of 1+ or 2+ and a FISH rating of less than 2.0. These patients represent a significant unmet medical need, since as many as 80% of breast cancer patients do not qualify for Herceptin® therapy. The patent protection expires in 2028.

Dr. Reddy's Partnership - We entered into a partnership with Dr. Reddy's Laboratories Ltd., which includes future commercialization of NeuVax in India for breast and gastric cancers.

On January 14, 2014, we announced a strategic development and commercialization partnership on NeuVax (nelipepimut-S) with Dr. Reddy's Laboraties Ltd. in India. We licensed commercial rights to Dr. Reddy's for NeuVax in breast and gastric cancers, in exchange for development and sales milestones, as well as double-digit royalties on sales. Dr. Reddy's is to lead the Phase 2 development of NeuVax in India in gastric cancer, significantly expanding the potential addressable patient population.

GALE-401 Acquisition - We acquired the worldwide rights to GALE-401 (Anagrelide CR), a controlled release formulation of anagrelide.

On January 13, 2014, we announced the acquisition of worldwide rights to GALE-401, (Anagrelide CR), a controlled release (CR) formulation of anagrelide. We expect to pursue the expedited 505(b)b(2) regulatory pathway to seek approval of GALE-401 for the treatment of essential thrombocythemia (ET). The controlled release formulation is expected to decrease the adverse event rate relative to the approved product. We believe GALE-401 meets the qualifications for orphan drug status. GALE-401 has an estimated peak market size of approximately $200 million in the U.S.

First Patient Enrolled in GALE-301 (Folate Binding Protein (FBP) Vaccine) Phase 2 Trial - We enrolled our first patient in the Phase 2 trial for GALE-301.

On January 7, 2014, we announced that the first patient was enrolled in the Phase 2 trial of GALE-301 (Folate Binding Protein (FBP) vaccine) in ovarian cancer. GALE-301 is a folate receptor alpha-derived, peptide-based cancer immunotherapy administered to HLA-A2 positive patients in combination with the adjuvant granulocyte macrophage-colony stimulating factor (GM-CSF) to prevent recurrences in high-risk, endometrial and ovarian cancer patients rendered disease-free after completing standard of care therapy. The optimal biological dose, along with the implementation of a booster regime, will be used in the Phase 2 trial. Initial results from the Phase 1 trial determined an optimal biological dose for further study and showed that GALE-301 was well tolerated and evoked a FBP specific immunological response.

Initial Results from the Phase 1 Trial of GALE-301 (Folate Binding Protein (FBP)) Announced - We announced the encouraging initial results from the Phase 1 trial of GALE-301, shown to be safe and immunogenic.

On November 11, 2013, we announced the initial results from the GALE-301 (Folate Binding Protein (FBP) vaccine) Phase 1 trial. The results of the Phase 1 portion of the trial showed GALE-301 to be both well tolerated and immunogenic. The initial results from the Phase 1 trial indicate that GALE-301 is suitable for further study as a potential cancer immunotherapy for the prevention of disease recurrence in ovarian and endometrial cancer patients rendered disease-free after completing standard of care therapy.

Completion of Public Offering - We announced the closing of our underwritten public offering.

On September 18, 2013, we announced the closing of our underwritten public offering of shares of common stock and warrants. The net proceeds to us were approximately $37.5 million. As of March 14, 2013, we had cash and cash equivalents of approximately $55.3 million, including the net proceeds of the public offering.

NeuVax European Patent - We were issued a Pharmaceutical Use Patent for NeuVaxTM by the European Patent Office.

On August 21, 2013, we announced that the European Patent Office had notified us of an intention to grant a Pharmaceutical Use Patent for NeuVaxTM (nelipepimut-S). The patent, which was granted on November 6, 2013, covers the use of NeuVax as a vaccine for the prevention of breast cancer recurrence in patients having low-to-intermediate of HER2, as determined by an IHC score of 1+ or 2+ and a FISH rating of less than 2.0. These patients represent a significant unmet medical need, with as many as 80% of breast cancer patients not qualifying for Herceptin® therapy. The patent protection is afforded in all of the European Union countries and will expire in April 2028.

Abstral (Fentanyl) License Acquisition and Launch - We acquired Abstral (fentanyl) Sublingual Tables for sale and distribution in the United States for treatment of inadequately controlled breakthrough cancer pain, and officially launched the product in the fourth quarter.

On March 18, 2013, we announced the acquisition of Abstral® (fentanyl) Sublingual Tablets for sale and distribution in the United States from Orexo AB, an emerging pharmaceutical company based in Sweden. Abstral is an important new treatment option for inadequately controlled breakthrough cancer pain in patients who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power of fentanyl in a convenient and easy to use sublingual tablet, which dissolves under the tongue within seconds. Abstral provides rapid relief of breakthrough cancer pain, predictable dosing, and is convenient and easy to use.

On October 3, 2013, we announced our official product launch of Abstral (fentanyl) Sublingual Tablets in the U.S. Since acquiring Abstral in March 2013, Galena has scaled its commercial team, manufactured the drug for commercial sale, secured broad access and reimbursement support from commercial and federal health insurance entities, implemented a robust patient assistance program, and developed a broad product distribution network.

Competition

The biotechnology industry, including the cancer therapy vaccines, hematology therapies, and break-through cancer pain management markets, are intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the United States and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, introduce products to market earlier than our products or on a more cost effective basis. We may be unable to effectively develop our technology or any other applications on a cost effective basis or otherwise. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. Our collaborators or we will face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. An inability to successfully complete our product development could lead to us having limited prospects for establishing market share or generating revenue from our technology.

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

For patients with essential thrombocythemia (ET), current treatment options include Agrylin® and its generic equivalents, hydorxyurea and interferon alpha. Agents currently being studied in patients with ET include investigational JAK2 inhibitors (e.g., LY2784544 (Eli Lily), momelotinib (Gilead Sciences)) and pegylated interferon alfa-2a (Pegasys, Genetech/Roche).

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

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. These data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an Investigational New Drug (IND), must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

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

Financial Condition

We had cash and cash equivalents of approximately $55.3 million as of March 14, 2014. We believe that our existing cash and cash equivalents, along with revenue from Abstral sales, should be sufficient to fund our operations for the foreseeable future. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project.

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

We also may borrow the remaining $5.0 million tranche of our recent long-term debt financing, subject to certain conditions. There is no guarantee that the remaining $5.0 million tranche will be available to us, or that we will generate sufficient revenue from the sale of Abstral to become profitable or that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenue or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Environmental Compliance

Our commercial and development programs involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of bio-hazardous materials. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements.

Human Resources

As of March 17, 2014, the company had 60 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

Insurance

We carry insurance for customary property and liability risks of our current commercial and development programs.

Corporate Information

Our principal executive offices are located at 4640 SW Macadam Avenue, Suite 270, Portland, Oregon 97239, and our phone number is (855) 855-4253. Our website address is www.galenabiopharma.com. We do not incorporate the information on our website into this annual report, and you should not consider such information part of this annual report.

We were incorporated as Argonaut Pharmaceuticals, Inc. in Delaware on April 3, 2006 and changed our name to RXi Pharmaceuticals Corporation on November 28, 2006. On September 26, 2011, we changed the name of our company from RXi Pharmaceuticals Corporation to Galena Biopharma, Inc., as described above.

ITEM 1A.    RISK FACTORS
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in statements made by us or on our behalf in filings with the SEC, press releases or communications with investors and others. Any or all of our statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The factors mentioned in the discussion below will be important in determining future results. Consequently, actual future results may vary materially from those anticipated in this annual report or our other public statements.
Risks Related to Our Commercial Program
We only recently initiated our product launch of Abstral®, our only approved product. We have a history of net losses and negative cash flow from operations, and have not sold any other products, and cannot predict if or when we will become profitable.
In October 2013, we initiated the product launch of Abstral® (“Abstral”) sublingual tablets in the United States. Abstral is a sublingual (under the tongue) formulation of fentanyl indicated for the treatment of breakthrough pain in patients with cancer, 18 years of age and older, who are receiving, and are tolerant to, opioid therapy for their persistent baseline cancer pain. Prior to the acquisition of Abstral, we had no commercialization history and had never sold or distributed any other products. As a result, there is no historical basis upon which to assess how we will respond to regulatory, competitive or other challenges to our ability to sell Abstral on a profitable basis. We are unable to predict when, if ever, that we will generate profits from the sale of Abstral.
We have generated substantial operating losses and negative cash flow from operations since our inception. For example, for 2013 and 2012, we incurred net operating losses of $33.8 million and $21.2 million, respectively, and our net cash used in operating activities was $28.9 million and $21.0 million, respectively, and, at December 31, 2013, our accumulated deficit was $178.9 million. Despite our launch of Abstral in the United States, we expect to continue to incur losses and negative cash flow for the foreseeable future.
Our ability to generate sufficient revenues from Abstral and to transition to profitability and generate positive cash flow will depend on numerous factors described in the risk factors that follow, and we may never achieve profitability or positive cash flow. If we are unable to transition to profitability and generate positive cash flow over time, our business, results of operations and financial condition would be materially and adversely affected, which could result in our inability to continue operations.
We are dependent on the commercial success of Abstral to generate revenues.
Although we are in the process of testing and developing other drug candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenues and to become profitable in the foreseeable future will depend upon the commercial success of our one approved product, Abstral. In addition to the other risks discussed elsewhere in this section, our ability to generate future revenues from the sale of Abstral will depend on a number of factors, including, but not limited to:

•	achievement of market acceptance and coverage by third-party payors for Abstral;

•	the effectiveness of our efforts in marketing and selling Abstral;

•	our ability to effectively work with physicians to ensure that patients are treated to an effective dose of Abstral;

•	our ability to comply with regulatory requirements;

•	our contract manufacturers’ ability to successfully manufacture commercial quantities of Abstral at acceptable cost levels and in compliance with regulatory requirements;

•	our ability to maintain a cost-efficient commercial organization; and

•	our ability to successfully maintain intellectual property protection for Abstral.
Because of the numerous risks and uncertainties associated with our commercialization efforts, even if we do achieve significant revenues from Abstral or become profitable, we may not be able to sustain or increase our revenues or maintain profitability on an ongoing basis.
If Abstral does not achieve market acceptance or coverage by third-party payors, the revenues that we generate from that product will be limited.
The commercial success of Abstral will depend upon the acceptance of that product by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement for that product by third-party payors is also necessary for commercial success. The degree of market acceptance of Abstral will depend on a number of factors, including:

•	our ability to communicate acceptable evidence of safety and efficacy;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	limitations or warnings contained in Abstral’s FDA-approved labeling;

•	the clinical indications for which Abstral is approved;

•	availability and perceived advantages of alternative treatments;

•	any negative publicity related to Abstral or our competitors’ products;

•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•	pricing and cost effectiveness;

•	our ability to obtain sufficient third-party payor coverage and reimbursement;

•	the effectiveness of our patient assistance efforts; and

•	our ability to maintain compliance with regulatory requirements.
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
The federal Patient Protection and Affordable Care Act include provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosures. Manufacturers must also disclose investment interest held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the U.S., and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states such as Massachusetts and Vermont imposed an outright ban on certain gifts to physicians. These laws could affect our Abstral promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our system. Both the disclosure laws and gift bans also will impose administrative, cost and compliance burdens on us.
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

In addition, to the extent we commence commercial operations overseas, we will be subject to the Foreign Corrupt Practices Act and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The Foreign Corrupt Practices Act prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the Foreign Corrupt Practices Act and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial conditions and results of operations.
We have no internal manufacturing capabilities; we rely instead on third parties in our supply chain for the commercial supply of Abstral, and if we fail to maintain our supply and manufacturing relationships with these third parties or develop new relationships with other third parties, we may be unable to continue to commercialize Abstral.
We rely on third parties for the commercial supply of Abstral. Our ability to commercially supply Abstral will depend, in part, on our ability to successfully obtain fentanyl, the active pharmaceutical ingredient (“API”) for Abstral, and outsource most, if not all, of the aspects of its manufacture at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization. If we fail to maintain supply relationships with these third parties, we may be unable to continue to commercialize Abstral.
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
Manufacturers and suppliers are subject to regulatory requirements including current Good Manufacturing Practices (“cGMPs”), which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to Abstral, and are subject to ongoing inspections by the FDA, the Drug Enforcement Agency (DEA) and other regulatory agencies. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of Abstral or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Abstral.
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

Abstral competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the United States by large, well-capitalized companies. In the breakthrough cancer pain (“BTcP”) market, physicians often treat BTcP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Insys's Subsys, Archimedes Pharma Ltd.’s Lazanda and BioDelivery Sciences International, Inc.’s Onsolis. Some generic fentanyl products against which Abstral competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTcP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems. If these treatments and technologies are successfully developed and approved, they could represent significant additional competition to Abstral. We will also face competition from third parties in obtaining allotments of fentanyl under applicable DEA annual quotas and recruiting and retaining qualified personnel.
If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Abstral, on reasonable pricing terms, its commercial success may be severely hindered.
Successful sales of Abstral depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. The reimbursement payment rates for Abstral might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use Abstral unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Abstral.
In addition, the market for Abstral depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For example, many third-party payors require usage and failure on cheaper generic versions of rapid acting fentanyl prior to providing reimbursement for Abstral and other branded TIRF products, which limits Abstral’s use as a first-line treatment option.
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
We rely on third parties to perform many necessary services for Abstral, including services related to distribution, invoicing, storage and transportation.
We have retained third-party service providers to perform a variety of functions related to the sale and distribution of Abstral, key aspects of which will be out of our direct control. For example, we rely on third parties to provide logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management, patient assistance program management, and call center management and, as a result, most of our Abstral inventory may be stored at warehouses maintained by the service providers. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver Abstral to meet commercial demand would be significantly impaired. In addition, we expect to utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market Abstral could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
We may need to increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.
Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. The effective management of our commercial program requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

•	attract and retain sufficient numbers of talented employees;

•	manage our commercialization activities in a cost-effective manner; and

•	carry out our contractual obligations to contractors and other third parties.
In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to accounting and finance, compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy related to Abstral may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by either hiring new employees and expanding our use of consultants, or both, we may be unable to successfully implement the tasks necessary to effectively execute on our Abstral-related development and commercialization activities and, accordingly, may not achieve our goals.

We face potential product liability exposure relating to Abstral and, if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
The commercial sale of Abstral or other products we succeed in commercializing exposes us to possible product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Abstral. Abstral is designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Abstral could result in injury to a patient or even death. For example, because Abstral is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Abstral is an opioid pain reliever that contains fentanyl, which is regulated as a “controlled substance” under the Controlled Substances Act of 1970 (the “CSA”) and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if Abstral merely appears to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with Abstral. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Abstral is subject to ongoing and continued regulatory review, which may result in significant expense and adversely affect our commercialization of Abstral.
Even after U.S. regulatory approval for a product such as Abstral, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Abstral. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good clinical practices and good laboratory practices.
In the case of Abstral, we and our contract manufacturers are also subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of Abstral. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing.
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
If we or others identify undesirable side effects, or other previously unknown problems, caused by Abstral or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of Abstral;

•	regulatory authorities may require us to recall Abstral;

•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way Abstral is administered or modify Abstral in some other way;

•	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our business and results of operations and our reputation may suffer.
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
The DEA limits the availability and production of all Schedule II substances through a quota system, which includes a national aggregate quota and individual quotas. Because fentanyl is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much fentanyl may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of fentanyl that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.
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
As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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
Risks Relating to Our Development Programs
Our drug candidates may not receive regulatory approval or be successfully commercialized.
Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although our drug candidates have exhibited no serious adverse events (“SAEs”) in the Phase 1 and 1/2 clinical trial, SAEs or other unexpected side effects may arising during further testing and development. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

Clinical trial designs that were discussed with the authorities prior to their commencement may subsequently be considered insufficient for approval. Thus, our special protocol assessment with the FDA for our PRESENT trial does not guarantee marketing approval or approval of NeuVax for the treatment of breast cancer.
We reached agreement with the FDA regarding the special protocol assessment, or SPA, for the design of our NeuVax Phase 3 PRESENT trial as an adjuvant in the treatment of patients with Node positive HER2 negative breast cancer. An SPA agreement with the FDA provides a trial sponsor with an agreement that the clinical trial protocol design and analyses are adequate to support an efficacy claim. The SPA is documented as part of the administrative record, and is binding on the FDA and may not be changed unless we fail to follow the agreed upon protocol, data supporting the test are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. In June 2013, the FDA agreed to an amendment to the SPA to account for the use of a companion diagnostic. Even if an SPA is agreed to, approval of an NDA or a biological license application is not guaranteed because a final determination that an agreed upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data submitted to the FDA. There is no assurance, therefore, that NeuVax will be approved by the FDA.
A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.
We, the FDA or other applicable regulatory authorities, an Independent Data Safety Monitoring Board or “IDSMB” governing our clinical trials, or an institutional review board, or “ IRB ,” which is an independent committee registered with and overseen by the U.S. Department of Health and Human Services, or “ HHS ,” that functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, and delays in patient enrollment can result in increased costs and longer development times than we expect at present. For example, breast cancer patients can be enrolled in our Phase 3 PRESENT study of NeuVax as early as the time they are prescribed standard of care treatment, which typically lasts approximately eight to nine months, but under the SPA can be treated in the Phase 3 PRESENT study only after completing standard of care treatment and being screened for HER2 and haplotype (HLA) status. A significant percentage of patients who are potentially eligible for the study may fail screening and not be treated with NeuVax, because of differences between their local and central diagnoses on the basis of HER2 status, haplotype or imaging requirements under the SPA, which requires that patients be in remission at the time of initiating the NeuVax inoculation series. Other patients who are enrolled at the outset of their standard of care also may eventually choose for personal reasons not to participate in the study. We also compete for eligible patients with other breast cancer trials underway from time to time, and we may experience delays in patient enrollment due to the pendency of other large trials underway in the same patient population.
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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•
difficulties or delays in enrolling patients in our Phase 3 PRESENT study of NeuVax or our Phase 1/2 clinical trials of GALE-301 (folate binding protein (FBP) vaccine), our Phase 2 clinical trial of GALE-401 (anagrelide controlled release) or other clinical trials in conformity with required protocols or projected timeline or in our other NeuVax clinical trials;

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

•
our drug candidates having very different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways, and the possibility that our previous Phase 2 trials will not be indicative of our drug candidates’ performance in larger patient populations;

•	the need to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	insufficient or inadequate supply or quality of our drug candidates or other necessary materials necessary to conduct our clinical trials;

•	disruption at our foreign clinical trial sites resulting from local social or political unrest or other geopolitical factors;

•	effects of our drug candidates not being the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics;

•
negative or inconclusive results from our clinical trials or the clinical trials of others for drug candidates similar to our own or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	adverse results obtained by other companies developing similar drugs;

•	modification of the drug during testing;

•	changes in the FDA’s requirements for our testing during the course of that testing; and

•	reallocation of our financial and other resources to other clinical programs.
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

We are dependent upon contract manufacturers for clinical supplies of our product candidates, including our sole source of supply of a key component of our Phase 3 PRESENT study of NeuVax.
We do not have the facilities or expertise to manufacture supplies of any of our product candidates for clinical trials. Accordingly, we are dependent upon contract manufacturers for these supplies. There can be no assurance that we will be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our product candidates or, if we obtain regulatory approval for our product candidates, to commercialize them.
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
NeuVax is administered in combination with Leukine® , a “GM-CSF” available in both liquid and lyopholyzed forms exclusively from Genzyme Corporation, or “Genzyme,” a subsidiary of Sanofi-Aventis.
We will continue to be dependent on Genzyme by us for our supply of Leukine ® in connection with the ongoing NeuVax trials and the eventual commercial manufacture of NeuVax. Any future interruptions in the availability of Leukine ® , or any determination by us to change the GM-CSF used with NeuVax, may have a material adverse effect on our NeuVax trials and any commercialization of NeuVax.
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
NeuVax and our other product candidates may not achieve market acceptance. Factors that we believe will materially affect market acceptance of our product candidates include:

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
For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease free survival. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (Herceptin ®) may be given to patients with tumors with high expression of HER2 (IHC 3+), as well as other novel targets such as MUCI which may be useful in treating breast cancer.
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
Risks associated with operating in foreign countries could materially adversely affect our product development.
We conduct our Phase 3 PRESENT study of NeuVax in countries outside of the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

•
unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism.
In addition, there may be political instability, including war, terrorism, riots, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, which could seriously harm the progress of our clinical trials at sites in particular foreign countries or regions. For example, approximately 10% of our Phase 3 PRESENT trial sites are in The Ukraine, and the recent occupation of Ukrainian territory by Russian military forces and political and civil unrest there could disrupt activities at these trial sites, which could adversely affect patient enrollment or other activities at these sites.
Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could have a material adverse effect on our business.
We intend to sell our products primarily to hospitals, oncologists, clinics, and practices which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs. Most third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, was used for an unapproved indication or if they believe the cost of the product outweighs its benefits. Third-party payors also may refuse to reimburse for experimental procedures and devices. Furthermore, because our clinical programs are still in clinical development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement for them. Increasingly, the third-party payors who reimburse patients are requiring that drug companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.
We currently expect that the drugs we are currently developing will need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

•	they are “incidental” to a physician’s services;

•	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;

•	they are not excluded as immunizations; and

•	they have been approved by the FDA.
Insurers may refuse to provide insurance coverage for newly approved drugs, or insurance coverage may be delayed or be more limited than the purpose for which the drugs are approved by the FDA. Moreover, eligibility for insurance coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for new drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to develop products, and our overall financial condition.
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
If our management team is not effective or if we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.
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
Our research and development activities involves or may involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury; we may be liable for any damages that result, and any liability could exceed our resources.
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
We believe that our existing cash and cash equivalents along with revenue from sale of Abstral, should be sufficient to fund our operations for the foreseeable future. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. In the future, we may be dependent on obtaining further financing from third parties in order to maintain our operations and to meet our financial obligations. We cannot assure that additional funding to maintain our operations and to meet our obligations to our licensors will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
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
You may have difficulty evaluating our business, because we only recently commenced commercial sales of our first product, Abstral, and our historical financial information may not be representative of our future results.
We may be unable to comply with our reporting and other requirements under federal securities laws.
As a publicly traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “ Exchange Act ,” and the Sarbanes-Oxley Act of 2002, or the “ Sarbanes-Oxley Act .” In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting. From time to time we evaluate our existing internal controls in light of the standards adopted by the Public company Accounting Oversight Board. It is possible that we or our independent registered public accounting firm may identify significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure or difficulties in implementing and maintaining these controls could cause us to fail to meet the periodic reporting obligations or result in material misstatements in our financial statements.
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
Risks Related to Our Intellectual Property
We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our commercial product or product candidates and that are of sufficient breadth to prevent third parties from competing against us.
Our success with respect to our commercial product and product candidates will depend in part on our ability to obtain and maintain patent protection in the United States and abroad, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. Our patents and patent applications, however, may not be sufficient to provide protection for Abstral, NeuVax, or our other products and product candidates against commercial competition.
NeuVax. The active peptide found in NeuVax, the E75 peptide, has been known and studied for many years. We have one issued U.S. patent, US 6,514,942, covering the composition of matter of the E75 peptide, which is expected to expire in 2015, prior to any potential commercialization of NeuVax. We do not have and will not be able to obtain any composition of matter patent protection for E75, the active peptide in NeuVax outside the United States. We also have a license from The Henry M. Jackson Foundation to an issued U.S. and European method of use patents, which expire in 2028, that are directed to a method of inducing immunity against breast cancer recurrence by administering a composition comprising the E75 peptide to a patient, that patent covers administration to patients who have both an immunohistochemistry (IHC) rating of 1+ or 2+ for HER2/neu protein expression and a fluorescence in situ hybridization (FISH) rating of less than about 2.0 for HER2/neu gene expression. Thus, our method of use patent may not prevent competitors from seeking to develop and market NeuVax for use in breast cancer patients who do not meet these criteria or for any other indications. If any such alternative uses were approved, this could lead to off-label use and price erosion for our NeuVax product. We may seek FDA approval for use of NeuVax to treat cancer patients who fall outside the claimed IHC and FISH ranges and for other cancers as well. Although we are pursuing additional patent protection for NeuVax through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.

GALE- 401. Anagrelide hydrochloride, the sole active pharmaceutical ingredient, or "API," in GALE-401, has been approved for many years and, thus, it is not possible to obtain composition of matter patents that cover anagrelide hydrochloride. As a result, competitors who obtain the requisite regulatory approval can offer products with the same API as GALE-401, so long as the competitors do no infringe any formulation patents that we may have or may obtain or license, if any. The only patent protection that we have or are likely to obtain covering GALE-401 are patents relating to very specific formulations, methods using these formulations, and methods of manufacturing and packaging. We have two granted patents in the United Kingdom that expire in 2019 and we are prosecuting pending patent applications in other territories including but not limited to the United States and Europe, which may not issue prior to any potential commercialization of GALE-401. We may seek FDA approval for use of GALE-401 to treat patients with essential thrombocythemia and for other hermatological disorders as well. Although we are pursuing additional patent protection for GALE-401 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
Orexo AB filed an action in the U.S. District Court of New Jersey on June 30, 2011 asserting infringement by Mylan Pharmaceuticals Inc., of one of our licensed U.S. patents, US 6,761,910, covering Abstral. This patent is directed to pharmaceutical compositions for the treatment of acute disorders by sublingual administration. The claims of the patent cover formulations for other products in addition to Abstral, including Ambien (and generic forms of Ambien, which is the subject of the infringement action). Validity of the patent is being challenged as part of the court proceeding, and the patent could be held invalid or unenforceable as a result. We do not believe the invalidity or unenforceability of this patent would affect our license under the other Abstral patents or our ability to market, sell, distribute or manufacture Abstral in the United States.
GALE-301. The active peptides found in GALE-301 are derived from Folate Binding Protein. One of the active peptides, E39, has been known and studied for many years. The other active peptide(s) in GALE-301 are derivatives of E39. We have a license from The Henry Jackson Foundation to issued and granted patents in the U.S., Canada, and Japan, as well as a recently allowed European patent application, covering composition of matter for the E39 derivative peptides alone and in combination with E39. The issued patents in Canada and Japan, and the allowed European patent application, further contain claims to the use of these compositions for the treatment of cancer. These patents are expected to expire in 2022, prior to any potential commercialization of GALE-301. We do not have and will not be able to obtain any composition of matter patent protection for the E39 peptide in any territory. Thus, although, the have a license from The Henry M. Jackson Foundation grants us the right to develop and market GALE-301 for any use, including methods of treating cancer, our patents may not prevent competitors from seeking to develop and market the E39 peptide alone. If any such alternative uses of compositions containing the E39 peptide were approved, this could lead to off-label use and price erosion for GALE-301. We may seek FDA approval for use of GALE-301 to treat cancer patients with ovarian and endometrial cancers and for other cancers as well. Although we are pursuing additional patent protection for GALE-301 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
Our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any patents we have or may obtain or license may not provide us with sufficient protection for our commercial product and product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Nor can we guarantee that the claims of these patents will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.
Changes in either the patent laws or in the interpretations of patent laws in the United States or abroad may diminish the value of our intellectual property. In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to the United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many substantive changes to patent law associated with the Leahy-Smith Act have not yet become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act, in particular the first-to-file provision and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement of or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

While we intend to take actions reasonably necessary to enforce our patent rights, we may not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products, and we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights. In addition, third parties may challenge our in-licensed patents and any of our own patents that we may obtain, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. Litigation or other proceedings to enforce or defend intellectual property rights is very complex, expensive, and may divert our management’s attention from our core business and may result in unfavorable results that could adversely affect our ability to prevent third parties from competing with us.
If another party has reason to assert a substantial new question of patentability against any of our claims in our own and in-licensed patents, the third party can request that the patent claims be reexamined, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement suits and, interference and reexamination proceedings, we may become a party to patent opposition proceedings where either the patentability of the inventions subject of our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful.
As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our commercial product and/or product candidates infringe their patent rights. If a third-party’s patents were found to cover our commercial product and product candidates, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize our products or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our commercial product and product candidates pending a trial on the merits, which could be years away.
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
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their other clients or former employers. As is common in the biotechnology and pharmaceutical industry, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our commercial product and product candidates, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these types of claims. Even if we are successful in defending against any such claims, any such litigation would likely be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

Our NeuVax product candidate for which we intend to seek approval as a biological product may face competition sooner than expected after the expiration of our composition of matter patent protection for such product in 2015.
We intend to seek data exclusivity or market exclusivity provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that NeuVax will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA) enacted in March 2010. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product is approved under a BLA, The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products. There is also a risk that the U.S. Congress could amend the BPCIA to shorten this exclusivity period as proposed by President Obama, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
If NeuVax is not considered a biologic that would qualify for exclusivity under the BPCIA, it may be eligible for market exclusivity as a drug under the FDCA, which could delay approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.
Even if, as we expect, NeuVax is considered to be a reference product eligible for 12 years of exclusivity under the BPCIA or five years of exclusivity under the FDCA, another company could market a competing product if the FDA approves a full BLA or full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.
In some countries outside of the U.S., peptide vaccines, such as NeuVax are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.
Risks Relating to Ownership of Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2014 and March 14, 2014, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $3.15 to a high of $7.77. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

•	reports of the results of our clinical trials regarding the safety or efficacy of our product candidates and surrogate markers;

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	announcements of business or strategic transactions;

•	announcements of legal or regulatory actions against us or any adverse outcome of any such actions;

•	changes in our relationship with our licensors, licensees and other strategic partners;

•	our quarterly operating results;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our Abstral product or our product candidates;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders;

•	government regulation of drug pricing; and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.
Factors beyond our control may also have an impact on the price of our stock. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well.
We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.
In February and March 2014, two purported shareholder derivative complaints-Fagin v. Ahn, No. 140202384 (Or. Cir. Ct.), and Werbowsky v. Hillsberg, No. 3:14-cv-382 (D. Or.)-were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah and in the United States District Court for the District of Oregon. The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year.
In March 2014, three purported securities class action complaints- Deering v. Galena Biopharma, Inc., No. 3:14-cv-367 (D. Or.), Hau v. Galena Biopharma, Inc., No. 3:14-cv-389 (D. Or.), and Clavijo v. Galena Biopharma, Inc., No. 3:14-cv-410 (D. Or.)-were filed against our company and certain of our officers in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.
We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.
In February 2014, we learned that the SEC is investigating certain matters relating to our company and an outside investor-relations firm that we retained in 2013. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
Litigation is inherently uncertain, and there is no assurance as to the outcome of the complaints or the SEC investigation described above. We could incur substantial legal fees and other expenses in connection with these matters, which could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

Our outstanding contingent value rights and the achievement milestones related to our acquisition of GALE 401 may result in substantial future payments by us, and any payments made in shares of our common stock would result in dilution to our stockholders.
In conjunction with our acquisition of Apthera, Inc., or Apthera, in April 2011 we issued to the former Apthera shareholders contingent value rights entitling them to future payments of a total of up to $32 million of contingent consideration based on the achievement of specified development and commercial milestones relating to NeuVax™ of which a total of $2 million has been paid. We may pay the remaining $30 million of future contingent consideration, at our option, in either cash or in shares of our common stock valued for this purpose at the market price of our common stock when the contingent consideration becomes payable. We may determine to pay any contingent consideration that may become payable in the future in shares of our common stock rather than cash, depending upon our cash and cash requirements and the market price of our common stock at the time and other relevant factors. To the extent we pay any future contingent consideration in shares of our common stock, it would have a dilutive effect on our stockholders.
To the extent we pay any contingent consideration in shares of our common stock, we will be obliged to file a registration statement with the SEC covering the resale of such shares by the contingent value rights holders.
On January 12, 2014, we acquired exclusive worldwide license to develop and commercialize GALE‑401 (anagrelide CR), a patented, controlled-release formulation of anagrelide, through our acqusition of Mills Pharmaceuticals, LLC (“Mills”) under the Unit Purchase Agreement ("Purchase Agreement"). Under the terms of the Purchase Agreement, we made an up-front cash payment to the former Mills owners and also agreed to make additional contingent payments to the former owners upon the achievement of certain development milestones relating to GALE‑401, including 2,000,000 shares of our common stock upon initiating the first clinical trial of GALE‑401 in patients with essential thrombocythemia, or “ET,” which we plan to do during 2014, and an additional 2,000,000 shares upon initiating a Phase 3 clinical study of GALE‑401. The number of shares issuable upon the milestones is subject to increase based on a formula specified in the purchase agreement, up to a maximum of 3,000,000 shares for each milestone, in the event the five‑day average trailing closing price of our common stock (the “Average Price”) is less than $4.84 at the time the applicable milestone is achieved. Similarly, the number of shares issuable upon achievement of the milestones is subject to decrease based on such formula if the Average Price exceeds $6.84 at the time of achievement of the applicable milestone.
We and the owners also entered into a registration rights agreement, pursuant to which we agreed to file, on or before April 14, 2014, a registration statement under the Securities Act of 1933 covering the resale by the owners of the shares of our common stock issuable upon achievement of the milestones, and to use commercially reasonable efforts to cause such registration statement to become effective by the earlier of July 11, 2014, or the achievement of the first milestone under the purchase agreement.
We cannot predict if future issuances or sales of our common stock issued to our contingent value rights holders or the former owners of Mills, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.
Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.
Future sales in the public market of our common stock, including shares referred to in the foregoing risk factors or shares issued upon exercise of our outstanding stock options, or the perception by the market that these issuances or sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital.
As of March 14, 2014, we had reserved for issuance 10,009,601 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $3.18 per share. Subject to applicable vesting requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.
We cannot predict if future issuances or sales of our common stock to our contingent value rights holders or the availability of our common stock for issuance or sale will harm the market price of our common stock or our ability to raise capital.

Some of our outstanding warrants may result in dilution to our stockholders.
Our outstanding March 2011 and April 2011 warrants to purchase a total of 891,398 shares of common stock as of March 14, 2014 at a current exercise price of $0.65 per share contain so-called full-ratchet anti-dilution provisions. Our outstanding March 2010 and December 2012 warrants to purchase a total of 3,035,111 shares of common stock as of March 14, 2014 at current exercise prices of $2.18 per share and $1.90 per share, respectively, contain so-called weighted-average anti-dilution provisions. These anti-dilution provisions also will be triggered upon any future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions.
To the extent that these anti-dilution provisions are triggered in the future, we would be required to reduce the exercise price of all of the warrants on either a full-ratchet or weighted-average basis, which would have a dilutive effect on our stockholders.
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
Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and provisions of Delaware law could delay or prevent a change of control that you may favor.
Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that security holders may consider favorable or may impede the ability of the holders of our common stock to change our management. These provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

•	divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms;

•	limit the right of security holders to remove directors;

•	prohibit stockholders from acting by written consent;

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and

•	authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.
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

Our amended and restated by-laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated by-laws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated by-laws. This choice-of-forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated by-laws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. For example, in late February 2014, two purported stockholder derivative complaints were filed in Oregon against us, as nominal defendant, and certain of our directors i.
We have never declared or paid cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future.
Our business requires significant funding. We currently plan to invest all available funds and future earnings in the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future, and are prohibited by the terms of our outstanding indebtedness from paying dividends on any common stock, except with the prior consent of our lenders. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.
The terms of our outstanding indebtedness may inhibit potential acquirors.
We are prohibited by the terms of our outstanding indebtedness from disposing of any of our business or property, except with the consent of our lenders. Our outstanding indebtedness may inhibit potential acquirors or other interested parties from seeking to acquire all or a part of our business or assets, and there is no assurance that our lenders would consent to any proposed future transaction that might be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments from the staff of the SEC regarding our periodic or current reports that (1) we believe are material; (2) were issued not less than 180 days before the end of our 2013 fiscal year; and (3) remain unresolved.

ITEM 2. PROPERTIES

On May 10, 2013, we entered into a lease with Cameron Oregon Properties, LLC and Luca Oregon Properties, LLC for our facility located at 4640 SW Macadam Ave., Portland, Oregon, 97239. The facility is approximately 3,400 square feet and is used for our general and administrative offices. The monthly rent is approximately $6,500.

We believe that our facility is suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In February and March 2014, two purported shareholder derivative complaints-Fagin v. Ahn, No. 140202384 (Or. Cir. Ct.), and Werbowsky v. Hillsberg, No. 3:14-cv-382 (D. Or.)-were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah and in the United States District Court for the District of Oregon. The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year.
In March 2014, three purported securities class action complaints- Deering v. Galena Biopharma, Inc., No. 3:14-cv-367 (D. Or.), Hau v. Galena Biopharma, Inc., No. 3:14-cv-389 (D. Or.), and Clavijo v. Galena Biopharma, Inc., No. 3:14-cv-410 (D. Or.)-were filed against our company and certain of our officers in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.
We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.
In February 2014, we learned that the SEC is investigating certain matters relating to our company and an outside investor-relations firm that we retained in 2013. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
From time to time, we also are subject to other legal claims and proceedings in the ordinary course of our business. We are currently not aware of any such claims or proceedings.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on The NASDAQ Capital Market under the symbol “GALE ” The following table shows the high and low per-share sale prices of our common stock for the periods indicated:

	High	Low
2012
First Quarter	$3.54	$0.43
Second Quarter	2.24	1.04
Third Quarter	2.30	1.45
Fourth Quarter	2.43	1.23
2013
First Quarter	$2.18	$1.55
Second Quarter	3.00	1.92
Third Quarter	2.53	1.65
Fourth Quarter	5.30	2.01
Holders
As of March 1, 2014, there were approximately 629 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.
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

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013, regarding securities authorized for issuance under our equity compensation plans:

	(a)	(b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by our security holders:
Amended and Restated 2007 Incentive Plan	13,159,033	$2.26	1,926,750
Equity compensation plans not approved by our security holders:
Employee Stock Purchase Plan	NA	NA	756,491
Outstanding warrants (1)	889,061	$3.20	—
Total	14,048,094	$2.67	2,683,241

(1)
The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisers or other third parties, and do not include warrants sold in private placement or public offering transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the services providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from three to ten years from the grant date.

Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2008 in each of Galena Biopharma, Inc. common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and Standard & Poor's Index (S&P 500). All values assume reinvestment of pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of the our common stock shown in the performance graph is not necessarily indicative of future stock performance.

COMPARISON OF FIVE YEAR CUMULATIVE RETURNS

Dollar Value
$350
$300
$250
$200
$150
$100
$50
$-
2008
2009
2010
2011
2012
2013
Galena Biopharma, Inc.
S&P 500
NASDAQ Composite
NASDAQ Biotechnology

	As of December 31,
	2008	2009	2010	2011	2012	2013
Galena Biopharma, Inc.(1)	$100.00	$79.65	$44.87	$8.17	$26.61	$86.26
S&P 500	100.00	125.92	144.58	147.60	171.04	225.85
NASDAQ Composite	100.00	145.05	171.14	169.83	199.89	279.63
NASDAQ Biotechnology	100.00	115.93	134.42	150.63	199.91	331.72
(1) The cumulative return depicted above for Galena Biopharma, Inc. does not include the value of our former subsidiary, RXi Pharmaceuticals Corporation ("RXi"), which we spun off to our stockholders in April 2012. See Note 4 of the notes to the consolidated financial statements for additional information about the spin-off.
Recent Sales of Unregistered Securities
Set forth below is information regarding any unregistered sales by us of common stock, preferred stock, options and warrants during the period covered by this annual report that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:
Preferred Stock
None.
Common Stock
None.
Common Stock Options and Warrants
None.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009
Net revenue (1)	$2,487	$—	$—	$—	$—
Operating expenses:
Research and development (1)	21,076	14,614	3,851	7,873	8,892
Selling, general, and administrative (1)	14,600	6,585	8,635	8,752	8,628
Other income (loss) (1)	(41,786)	(13,145)	9,079	4,632	(867)
Loss from continuing operations (1)	(76,678)	(33,325)	(3,407)	(11,993)	(18,387)
Loss from continuing operations per share (1)	(0.85)	(0.53)	(0.09)	(0.67)	(1.24)
	As of December 31,
	2013	2012	2011	2010	2009
Total assets (1)	$87,976	$54,986	$30,968	$7,476	$6,252
Total debt (1)	9,892	—	—	—	—
Other long-term obligations (1)	11,900	11,311	9,654	20	36
Total stockholders' equity (1)	5,886	27,756	10,112	2,430	741

(1) See Note 4 of the notes to the consolidated financial statements for discussion of our spin-off of RXi activities being classified as discontinued operations in the consolidated statements of expenses for 2012 and 2011. The net assets of RXi were removed from the consolidated balances sheet as of the date of the spin-off and were recorded as an equity distribution. The selected financial data referenced for the years ended December 31, 2012 and 2011 are exclusive of RXi activities.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and the consolidated financial statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our consolidated results and financial position for periods reported herein and for known factors that will impact comparability of future results.

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
You may have difficulty evaluating our business, because we completed a partial spin off of RXi on April 26, 2012. Since the partial spin-off, our financial statements have no longer reflected the consolidated financial condition and results of operations of RXi, and we have accounted for our partial ownership of RXi based on the cost method of accounting. For these reasons, the historical consolidated financial information included in this annual report do not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future.

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted oncology treatments that address major unmet medical needs to advance cancer care.

Our strategy is to build value for patients and shareholders by:

•	Achieving revenue goals for Abstral® (fentanyl) sublingual tablets, to which we acquired for the U.S. rights in March 2013 and launched in the fourth quarter of 2013;

•
Completing the pivotal Phase 3 randomized, multicenter PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study of our lead product candidate, NeuVax™ (nelipepimut-S) in 700 patients under a U.S. Food and Drug Administration (FDA)-approved Special Protocol Assessment (SPA);

•	Completing the Phase 2b randomized, multicenter clinical trial in 300 patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche);

•	Completing the Phase 2 clinical trials of GALE-301 (folate binding protein (FBP)) cancer immunotherapy trials in both ovarian and endometrial cancers;

•	Initiating a Phase 2 clinical trial with GALE-401 (anagrelide controlled release (CR)), which we acquired in January 2014, in essential thrombocythemia (ET); and

•	Pursuing strategic alliances and acquisitions of other cancer treatments to complement our existing product pipeline and commercialization capabilities.

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address patient populations of cancer survivors to prevent disease recurrence by harnessing the patient's own immune system to seek out and attack any residual cancer. In this case, 25% of resectable node-positive breast cancer patients, despite having no evidence of disease following surgery and chemo/radiation therapy, will still relapse within three years. Increased presence of circulating tumor cells (CTCs) predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, leads to recurrence. Our lead product, NeuVaxTM (nelipepimut-S) elicits a robust, specific and durable killer CD8+ cytotoxic T lymphocyte (CTLs) response to lyse HER2 expressing tumor cells.

NeuVax™ (nelipepimut-S) is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast carcinoma. The nelipepimut sequence stimulates specific CTLs following binding to HLA-A2/A3 molecules on antigen presenting cells (APC). These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on a successful Phase 2 trial, which achieved its primary endpoint of DFS, the Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is ongoing and additional information on the study can be found at www.neuvax.com. A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is also enrolling patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

Our second product candidate, GALE-301 (Folate Binding Protein, or “FBP”), is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). Galena’s FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Our third product candidate, GALE-401 (anagrelide controlled release (CR)) was acquired on January 13, 2014. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of Essential Thrombocythemia (ET). GALE-401 is a reformulated, controlled release version of anagrelide that is currently only given as an immediate release (IR) version. Multiple Phase 1 studies in approximately 90 patients have shown the drug to be effective at lowering platelet levels while reducing side effects that prevent patients from taking their therapy regularly. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable paradigm for approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the Phase 2 initiation in 2014.

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP), which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the FDA as a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds, provide relief of breakthrough pain within minutes, and match the duration of the pain episode.
In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of our financial statements requires management to make estimates, allocations and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of goodwill and long-lived assets, accrued liabilities, net revenue, and certain expenses. Our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources are based on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Additionally, the financial information included here may not necessarily reflect the financial position, operating results, changes in our invested equity and cash flows in the future.

Our significant accounting policies are summarized in the notes to our consolidated financial statements. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our financial statements.

Net Revenue

The company recognizes revenue from the sale of Abstral. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

We sell Abstral product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively, our "customers," subject to rights of return. During the year ended December 31, 2013, we began recognizing Abstral product sales at the time title transfers to our customer, and providing for an estimate of future product returns. Revenue from product sales is recorded net of provisions for estimated returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program rebates and other deductions as needed. Refer to Note 1 of the notes to the consolidated financial statements for a detailed description of these reserves.

Research and Development Expenses

Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments, and clinical trial expenses.

Clinical trial expenses include direct costs associated with contract research organizations ("CROs"), as well as well as patient-related costs at sites at which our trials are being conducted.

Direct costs associated with our CROs are generally payable on a time and materials basis, or when certain enrollment and monitoring milestones are achieved. Expense related to a milestone is recognized in the period in which the milestone is achieved or in which we determine that it is more likely than not that it will be achieved.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions to determine the fair value of all its stock options granted:

	2013	2012
Risk free interest rate	1.57%	1.05%
Volatility	77.98%	75.76%
Expected lives (years)	6.25	6.13
Expected dividend yield	0.00%	0.00%

The company’s expected common stock price volatility assumption is based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual terms of the options. The dividend yield assumption of zero is based upon the fact that the company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates.

The company has an estimated annualized forfeiture rate of 15.0% for options granted to employees, and 8.0% for options granted to senior management and no forfeiture rate for directors. The company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services. We may also issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes.

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the years ended December 31, 2013 and 2012, we issued warrants to purchase approximately 7,000,000 and 7,500,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined, and the warrants are determined not to be indexed to the company’s own stock.

The derivative liabilities are remeasured each period end to the estimated fair value. The fair value of our derivative liabilities is estimated using the Black-Scholes option-pricing model, with the following assumptions at December 31:

	2013	2012
Risk free interest rate	0.11% – 1.61%	0.21% – 0.72%
Volatility	66.85% – 73.45%	69.79% – 82.48%
Expected lives (years)	0.59 – 4.72	1.59 – 4.98
Expected dividend yield	0.00%	0.00%

The company’s expected common stock price volatility assumption is based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for the warrants is estimated to coincide with the contractual terms of the warrants.

Business Combinations and Asset Purchases

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2013.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2013, we determined there were no variable interest entities required to be consolidated.

The acquisition of the Abstral U.S. rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transaction. The license and distribution rights will be amortized over ten years in a pattern based on our Abstral sales projections. Amortization expense, related to the Abstral rights, of $130,000 was recorded in cost of revenue for the year ended December 31, 2013. There was no amortization recorded prior to the rear ended December 31, 2013. Refer to Note 15 of the notes to the consolidated financial statements for further information regarding the acquisition of Abstral U.S. rights.

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

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

For the year ended December 31, 2013 our loss from operations was $33.8 million compared with a loss from operations of $21.2 million and $12.5 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, our net loss was $76.7 million compared with a net loss of $35.0 million and $11.5 million for the years ended December 31, 2012 and 2011, respectively.

Abstral is our first commercial product and revenue was recorded for the first time during the year ended December 31, 2013. We expect to continue to incur significant costs and expenses in connection with our commercialization of Abstral in the U.S. before realizing a profit from the sale and distribution of Abstral. For these reasons, we expect our future results of operation to differ materially from our historical results.

Further analysis of the changes and trends in our operating results are discussed below.

Net Revenue

The company recognize revenue from the sale of Abstral to wholesale pharmaceutical distributors and retail pharmacies, net of product-related discounts, allowances, product returns, rebates, chargebacks, and patient assistance benefits, as applicable.

Net revenue for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Twelve Months Ended December 31,
	2013	2012	$ Change
Net revenue	$2,487	$—	$2,487

There was no revenue or net revenue in prior years given the launch of Abstral, our first and only commercial product, during 2013. We expect to net revenue to increase throughout 2014 based on anticipated increases in number of Abstral prescriptions fulfilled, combined with the execution of programs which are expected to significantly reduce our gross-to-net revenue adjustments. Our current expectations for 2014 net revenue from the sale of Abstral is approximately $11 milltion to $15 million, but there is no assurance we will achieve our expectations.

Cost of Revenue and Amortization of Certain Acquired Intangible Assets

Cost of revenue and amortization of certain acquired intangible assets for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	% of net revenue	2012	% of net revenue
Cost of revenue (excluding amortization of certain acquired intangible assets:
Abstral royalties	$298	12%	$—	—
Direct product costs and related overhead	91	4%	—	—
Other cost of revenue	131	5%	—	—
Total cost of revenue (excluding amortization of certain acquired intangible assets	$520	21%	$—	—
Amortization of certain acquired intangible assets	$130	5%	$—	—

There was no cost of revenue or amortization of certain acquired intangible assets in prior years given the launch of Abstral, our first and only commercial product, during 2013. Cost of revenue, which excludes the amortization of certain acquired intangible assets, was $0.5 million for the year December 31, 2013 and zero for all prior years. Variable cost of revenue includes the royalty due to Orexo and product costs. Product related overhead and other cost of revenue are fixed in nature, and will decrease or increase as a percentage of net revenue as net revenue increases or decreases, respectively.

Amortization of certain acquired intangible assets was $0.1 million for the year ended December 31, 2013 and zero for all prior years. Amortization of certain acquired intangible assets is a non-cash variable cost based on net revenue during the period.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses and compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expenses also consist of costs related to the Abstral registry trial as described above. Research and development expense for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	% Change
Research and development expense	$21,076	$14,614	44%

The increase in research and development expense in 2013 was primarily related to the ramp-up of our Phase 3 PRESENT clinical trial and the related enrollment efforts. We expect research and development expense related to our PRESENT trial to remain at current levels through the first part of 2014, and then begin to decrease in the second half of 2014 as we complete the enrollment phase of the trial and transition to the monitoring and follow-up phase. The expected decrease in costs could be at partially offset by the increase in research and development expense related to the GALE-401 program, which we expect to complete enrollment in a Phase 2 clinical trial during 2014, and our Abstral Registry trial, which we also expect to complete enrollment during 2014.

Research and development expense for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	% Change
Research and development expense	$14,614	$3,851	279%

The increase in research and development expense was primarily related to the significant efforts in preparation for our Phase 3 PRESENT clinical trial of NeuVax.

Selling, General and Administrative Expense

Selling, general and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Selling, general and administrative expense for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	% Change
Selling, general and administrative expense	$14,600	$6,585	122%

Selling, general and administrative expense increased during the year ended December 31, 2013, primarily due to the establishment of our Abstral commercial sales force and marketing team, as well as other expenses related to the commencement of our commercial efforts and the launch of Abstral in the fourth quarter of 2013 and related corporate support.

Selling, general and administrative expense for the years ended December 31, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	% Change
Selling, general and administrative expense	$6,585	$8,635	(24)%
The decrease was primarily due to a decrease in cash-based expense due to the costs related to the spin-off of RXi, and a decrease for employee stock based compensation expense, largely due to the lower strike prices and volatility assumptions used to calculate stock based compensation using the Black Scholes pricing model. These decreases were partially offset by an increase in warrants and other stock based compensation issued to non-employees for business advisory and other services.

Non-Operating Income (Expense)

Non-operating expense for the year ended December 31, 2013 and 2012 was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	% Change
Non-operating expense	$(41,786)	$(13,178)	217%

The increase to our non-operating expense in 2013 was primarily due to a $33.2 million increase in the fair value of warrants accounted for as liabilities. This increase in the estimated fair value of our warrant liabilities was primarily due to the increase in our common stock price, rising from $1.59 per share as of January 1, 2013 to $4.96 per share as of December 31, 2013, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. We also incurred $0.8 million in interest expense related to the debt financing we completed in May 2013, an expense not incurred in prior years.

The increases to the warrant liabilities and interest expense were partially offset by realized gains on the sale of marketable securities of $3.9 million, with no such sales occurring in prior years, and a decrease to the loss on the change in the fair value of our contingent purchase price consideration.

Non-operating income (expense) for the year ended December 31, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	% Change
Non-operating income (expense)	$(13,178)	$9,079	(245)%
The overall decrease in non-operating income was primarily due to a $19.8 million increase in the fair value of warrants accounted for as liabilities. This increase in the estimated fair value of our warrant liabilities was primarily due to the increase in our common stock price, rising from $0.47 per share as of January 1, 2012 to $1.57 per share as of December 31, 2012, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. We also incurred an additional non-cash expense of $2.5 million in the estimated fair value of the contingent purchase price consideration due to a shorter amount of time and a lower discount related to the time value of money, to the estimated date that some of the larger milestones will be reached.

Income Taxes

For the years ended December 31, 2013 and 2012, we recognized an income tax expense of $1.1 million and an income tax benefit of $1.1 million, respectively. This expense (benefit) offsets the tax impact related to the unrealized loss (gain) on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. During 2013, we reclassified the entire amount of unrealized gain on marketable securities into net loss as we liquidated all of our marketable securities. There was no income tax expense or benefit during the year ended December 31, 2011. We continue to maintain a full valuation allowance against our net deferred tax assets.

Loss from Discontinued Operations

There is no loss from discontinued operations for the year ended December 31, 2013 due to the fact that the RXi spin-off that completed as of April 26, 2012, and RXi has operating as a separate unrelated entity since that date.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $47.8 million as of December 31, 2013, compared with $32.8 million as of December 31, 2012.

The increase of approximately $15.0 million in cash and cash equivalents from December 31, 2012 to December 31, 2013 was attributable to $37.5 million of net proceeds from the issuance of common stock and warrants in our September 2013 underwritten public offering, $9.9 million of net proceeds from the issuance of long-term debt, $8.5 million proceeds from the exercise of common stock warrants and stock-based compensation awards, and $3.9 million in net proceeds from sale of marketable securities, partially offset by $31.4 million in net cash operating loss (exclusive of the $2.5 million change in working capital accounts), $15.7 million spent to purchase the U.S. commercialization rights to Abstral and the related inventory and equipment, and $0.5 million spent in finance charges paid with respect to our long-term debt.

We expect to continue to incur operating losses as we grow our commercial presence for Abstral in the U.S. and continue to advance our product candidates through the drug development and regulatory process. We will need to generate significant revenues to achieve profitability and may never do so. In the absence of profits from the commercialization of Abstral or our product candidates, our potential sources of operational funding are proceeds from the sale of equity and funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing cash and cash equivalents, along with revenue from Abstral sales, should be sufficient to fund our operations into the foreseeable future. We also may borrow the remaining $5.0 million tranche of our recent long-term debt financing, subject to certain conditions. There is no guarantee that the remaining $5.0 million tranche will be available to us, or that we will generate sufficient revenue from the sale of Abstral to become profitable or that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenues or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $28.9 million for the year ended December 31, 2013, compared with $21.0 million for the year ended December 31, 2012. The increase of approximately $7.9 million resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial, as well as approximately $12.5 million associated with the Abstral pre-launch activities.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $12.0 million for the year ended December 31, 2013, compared with $0.1 million for the year ended December 31, 2012. The increase was primarily due to acquisition of Abstral for $15 million during the year ended December 31, 2013, partially offset by the realized gain from marketable securities.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $55.9 million for the year ended December 31, 2013, compared with $42.4 million for the year ended December 31, 2012. The increase was primarily due to net proceeds from the issuance of common stock in September 2013 of $37.5 million, compared with $36.4 million from the issuance of common stock in 2012, as well as to $9.9 million of net proceeds from the first tranche of our long-term debt financing in the second quarter of 2013, compared to no long-term debt in 2012. The increase from the prior year was partially offset by a decrease in proceeds from the exercise of warrants with $5.7 million from the exercise of warrants in 2012 compared to $7.8 million in the year ended December 31, 2013.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013 (in thousands):

	Payment Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Long-term debt (1)	$2,648	$4,451	$5,001	$12,100
Cancelable license agreements (2)	325	700	7,215	8,240
Non-cancelable employment agreements (2)	450	400	—	850
Non-cancelable operating leases (2)	72	157	152	381
Total	$3,495	$5,708	$12,368	$21,571

(1) Long-term debt payments presented are comprised of principle and interest payments. See Note 7 of the notes to the consolidated financial statements for additional information on the debt issued in May 2013.

(2) See Note 8 of the notes to the consolidated financial statements for additional information on the referenced contractual obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, and (2) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing primarily in money market mutual funds.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to certain vendors and suppliers and license partners using foreign currencies. We do not hedge against foreign currency risks. Consequently, changes in exchange rates could adversely affect our operating results and stock price. Such losses have not been significant to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GALENA BIOPHARMA, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Galena Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Galena Biopharma, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc. as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Galena Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Galena Biopharma, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheet of Galena Biopharma, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

March 12, 2013
Seattle, Washington

GALENA BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,787	$32,807
Restricted cash	200	101
Marketable securities	—	2,678
Accounts receivable	3,683	—
Inventories	386	—
Prepaid expenses	1,399	535
Total current assets	53,455	36,121
Equipment and furnishings, net	665	29
Abstral rights, net	14,979	—
In-process research and development	12,864	12,864
Goodwill	5,898	5,898
Deposits and other assets	115	74
Total assets	$87,976	$54,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,660	$1,976
Accrued expenses and other current liabilities	8,667	2,038
Current maturities of capital lease obligations	6	6
Fair value of warrants potentially settleable in cash	48,965	10,964
Current portion of contingent purchase price consideration	—	935
Current portion of long-term debt	2,149	—
Total current liabilities	62,447	15,919
Capital lease obligations, net of current maturities	26	51
Deferred tax liability	5,053	5,053
Contingent purchase price consideration, net of current portion	6,821	6,207
Long-term debt, net of current portion	7,743	—
Total liabilities	82,090	27,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 110,100,701 shares issued and 109,425,701 shares outstanding at December 31, 2013; 125,000,000 shares authorized, 83,595,837 shares issued and 82,920,837 outstanding at December 31, 2012	10	8
Additional paid-in capital	188,600	132,168
Accumulated other comprehensive income	—	1,626
Accumulated deficit	(178,875)	(102,197)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	5,886	27,756
Total liabilities and stockholders’ equity	$87,976	$54,986
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2013	2012	2011
Net revenue	$2,487	$—	$—
Costs and expenses:
Cost of revenue (excluding amortization of certain acquired intangible assets)	520	—	—
Research and development	21,076	14,614	3,851
Selling, general and administrative	14,600	6,585	8,635
Amortization of certain acquired intangible assets	131	—	—
Total costs and expenses	36,327	21,199	12,486
Operating loss	(33,840)	(21,199)	(12,486)
Non-operating income (expense):
Interest income (expense), net	(807)	(33)	(7)
Other income (expense)	(40,979)	(13,145)	9,086
Total non-operating income (expense), net	(41,786)	(13,178)	9,079
Loss from continuing operations before income taxes	(75,626)	(34,377)	(3,407)
Income tax expense (benefit)	1,052	(1,052)	—
Loss from continuing operations	(76,678)	(33,325)	(3,407)
Loss from discontinued operations	—	(1,644)	(8,078)
Net loss	$(76,678)	$(34,969)	$(11,485)
Net loss per common share:
Basic and diluted per share, continuing operations	$(0.85)	$(0.53)	$(0.09)
Basic and diluted loss per share, discontinued operations	$—	$(0.03)	$(0.22)
Basic and diluted net loss per share	$(0.85)	$(0.56)	$(0.32)
Weighted-average common shares outstanding: basic and diluted	90,181,501	62,480,666	36,334,413
Comprehensive loss
Net loss	$(76,678)	$(34,969)	$(11,485)
Reclassification of unrealized gain upon sale of marketable securities	(2,678)	—	—
Unrealized gain on marketable securities	—	2,678	—
Tax effect of reclassification of unrealized gain upon sale of marketable securities	1,052	—	—
Tax effect of unrealized gain on marketable securities	—	(1,052)	—
Total comprehensive loss	$(78,304)	$(33,343)	$(11,485)
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2010	19,047,759	$2	$62,020	$—	$(55,743)	$(3,849)	$2,430
Issuance of common stock	18,650,000	2	18,613	—	—	—	18,615
Common stock warrants issued in connection with 2011 common stock offering	—	—	(12,709)	—	—	—	(12,709)
Issuance of stock in lieu of cash bonus	147,040	—	171	—	—	—	171
Issuance of restricted stock units	220,729	—	256	—	—	—	256
Issuance of common stock in exchange for services	53,558	—	73	—	—	—	73
Issuance of common stock upon exercise of warrants	4,301,000	—	3,270	—	—	—	3,270
Issuance of common stock related to acquisition of Apthera, Inc.	4,974,090	1	6,366	—	—	—	6,367
Issuance of common stock subject to employee termination agreements	398,453	—	350	—	—	—	350
Issuance of common stock in connection with employee stock purchase plan	18,824	—	15	—	—	—	15
Stock based compensation for directors and employees	—	—	2,774	—	—	—	2,774
Stock based compensation for services	—	—	(15)	—	—	—	(15)
Net loss	—	—	—	—	(11,485)	—	(11,485)
Balance at December 31, 2011	47,811,453	$5	$81,184	$—	$(67,228)	$(3,849)	$10,112
Issuance of common stock	25,486,960	2	36,376	—	—	—	36,378
Common stock warrants issued in connection with 2012 common stock offering	—	—	(7,286)	—	—	—	(7,286)
Issuance of common stock in exchange for services	288,285	—	364	—	—	—	364
Issuance of common stock upon the exchange and exercise of warrants including reclassification of $10,843 in warrant liability upon exercise	8,433,003	1	16,550	—	—	—	16,551
Repurchase of common stock warrants	—	—	(266)	—	—	—	(266)
Issuance of common stock in connection with employee stock purchase plan	234,350	—	93	—	—	—	93
Stock based compensation for directors and employees	—	—	794	—	—	—	794
Stock based compensation for services	—	—	600	—	—	—	600
Exercise of stock options	25,937	—	21	—	—	—	21
Issuance of common stock in settlement of contingent purchase price consideration	1,315,849	—	1,579	—	—	—	1,579
Net liabilities distributed in connection with the RXi spin-off	—	—	2,159	—	—	—	2,159
Unrealized gain on marketable securities, net of tax benefit of $1,052	—	—	—	1,626	—	—	1,626
Net loss	—	—	—	—	(34,969)	—	(34,969)
Balance at December 31, 2012	83,595,837	$8	$132,168	$1,626	$(102,197)	$(3,849)	$27,756

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Issuance of common stock	20,125,000	$2	$37,537	$—	$—	$—	$37,539
Common stock warrants issued in connection with September 2013 common stock offering	—	—	(8,238)	—	—	—	(8,238)
Issuance of common stock upon exercise of warrants	5,320,669	—	22,064	—	—	—	22,064
Issuance of common stock in settlement of contingent purchase price consideration	492,988	—	1,247	—	—	—	1,247
Issuance of common stock warrants with long-term debt financing	—	—	351	—	—	—	351
Issuance of common stock in exchange for services	99,998	—	211	—	—	—	211
Issuance of common stock in connection with employee stock purchase plan	52,532	—	163	—	—	—	163
Stock based compensation for directors and employees	—	—	1,886	—	—	—	1,886
Stock based compensation for services	—	—	644	—	—	—	644
Reclassification of unrealized gain upon the sale of marketable securities, net of tax of $1,052	—	—	—	(1,626)	—	—	(1,626)
Exercise of stock options	413,677	—	567	—	—	—	567
Net loss	—	—	—	—	(76,678)	—	(76,678)
Balance at December 31, 2013	110,100,701	$10	$188,600	$—	$(178,875)	$(3,849)	$5,886

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(76,678)	$(34,969)	$(11,485)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	452	49	163
Loss on disposal of equipment	—	—	7
Gain on sale of marketable securities	(3,911)	—	—
Deferred taxes	1,052	(1,052)	—
Non-cash stock-based compensation	2,530	1,394	3,001
Fair value of common stock warrants issued in exchange for services	—	—	108
Fair value of common stock issued in exchange for services	211	364	73
Change in fair value of common stock warrants	44,001	10,775	(8,981)
Change in fair value of contingent consideration	926	2,370	(109)
Changes in operating assets and liabilities:
Accounts receivable	(3,683)	—	—
Inventories	(386)	—	—
Prepaid expenses and other assets	(832)	(396)	(99)
Accounts payable	684	641	500
Accrued expenses and other current liabilities	6,726	(139)	2,154
Net cash used in operating activities	(28,908)	(20,963)	(14,668)
Cash flows from investing activities:
Change in restricted cash	(99)	—	(101)
Cash paid for acquisition of Abstral rights	(15,143)	—	—
Cash received in Apthera acquisition	—	—	168
Proceeds from sale of marketable securities	3,911	—	—
Cash paid for purchase of equipment and furnishings	(705)	—	(53)
Cash transferred with the RXi spin-off	—	(87)	—
Net cash provided by (used in) investing activities	(12,036)	(87)	14
Cash flows from financing activities:
Net proceeds from issuance of common stock	37,539	36,378	18,615
Cash paid for repurchase of warrants	—	(266)	—
Net proceeds from exercise of stock options	567	21	—
Proceeds from exercise of warrants	7,815	5,708	150
Proceeds from common stock issued in connection with ESPP	163	93	15
Net proceeds from issuance of RXi convertible notes payable	—	500	500
Net proceeds from issuance of long-term debt	9,865	—	—
Repayments of capital lease obligations	(25)	(10)	(84)
Net cash provided by financing activities	55,924	42,424	19,196
Net increase in cash and cash equivalents	14,980	21,374	4,542
Cash and cash equivalents at the beginning of period	32,807	11,433	6,891
Cash and cash equivalents at end of period	$47,787	$32,807	$11,433

	For the Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$19	$1	$2
Cash paid during the periods for interest	$547	$1	$6
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$8,238	$7,286	$12,709
Issuance of common stock in exchange of outstanding warrants	$—	$—	$3,120
Net liabilities distributed to common stock holders in the RXi spin-off, net of cash transferred	$—	$2,246	$—
Reclassification of warrant liabilities upon exercise	$14,249	$10,843	$—
Common stock issued in settlement of contingent purchase price consideration	$1,247	$1,579	$—
Change in fair value of marketable securities before settlement	$(2,678)	$2,678	$—
NeuVax acquisition:
Fair value of shares issued to acquire NeuVax	$—	$—	$6,367
Fair value of contingent purchase price consideration in connection with NeuVax acquisition	—	—	6,460
Net assets acquired, excluding cash of $168	$—	$—	$12,827

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted treatments that address major unmet medical needs to advance cancer care.

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address patient populations of cancer survivors to prevent disease recurrence by harnessing the patient's own immune system to seek out and attack any residual cancer. In this case, 25% of resectable node-positive breast cancer patients, despite having no evidence of disease following surgery and chemo/radiation therapy, will still relapse within three years. Increased presence of circulating tumor cells (CTCs) predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, leads to recurrence. Our lead product, NeuVaxTM (nelipepimut-S) elicits a robust, specific and durable killer CD8+ cytotoxic T lymphocyte (CTLs) response to lyse HER2 expressing tumor cells.

NeuVax™ (nelipepimut-S) is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast carcinoma. The nelipepimut sequence stimulates specific CTLs following binding to HLA-A2/A3 molecules on antigen presenting cells (APC). These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. Based on our Phase 2 trial, which achieved its primary endpoint of DFS, the Food and Drug Administration (FDA) granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is ongoing and additional information on the study can be found at www.neuvax.com. A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is also enrolling patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

Our second product candidate, GALE-301 (Folate Binding Protein, or “FBP”), is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). Galena’s FBP vaccine is currently in a Phase 1/2 trial in two gynecological cancers: ovarian and endometrial adenocarcinomas.

Our third product candidate, GALE-401 (anagrelide controlled release (CR)) was acquired on January 13, 2014. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of essential thrombocythemia (ET). GALE-401 is a reformulated, controlled release version of anagrelide that is currently only given as an immediate release (IR) version. Multiple Phase 1 studies in an aggregate 90 patients have shown the drug to be effective at lowering platelet levels while reducing side effects that prevent patients from taking their therapy regularly. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable paradigm for approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the Phase 2 initiation in 2014.

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP) which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the FDA, as a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds, provide relief of breakthrough pain within minutes, and match the duration of the pain episode.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Galena pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Unless the context otherwise indicates, references in this these notes to the “company,” “we,” “us” or “our” refer (i) to Galena, our wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our former subsidiary, RXi Pharmaceuticals Corporation, or “RXi,” collectively, prior to our partial spin-off of RXi in April 2012; and (ii) to Galena and Apthera, together, after the partial spin-off.

Based on the product launch of Abstral and the significant commercial operations during the second half of 2013, Galena is no longer a development stage entity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, "Development Stage Entities," and the financial statements for the period ended December 31, 2013 will no longer reflect financial information since inception.

Uses of Estimates in Preparation of Financial Statements — The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of December 31, 2013, the company had inventories of $386,000, consisting of $270,000 of work-in-process and $116,000 of finished goods. The company had no inventory as of December 31, 2012.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2013.

Revenue Recognition - The company recognizes revenue from the sale of Abstral. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

We sell Abstral product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively, our "customers," subject to rights of return. During the year ended December 31, 2013, we began recognizing Abstral product sales at the time title transfers to our customer, and providing for an estimate of future product returns. Revenue from product sales is recorded net of provisions for estimated returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program rebates and other deductions as needed.

Returns - The company estimates future returns based on historical return information, as well as information regarding prescription information and sell-through trends, in relation to the estimated amount of product in the sales channels and product expiration dates. No reserve for future returns was deemed necessary at December 31, 2013.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Patient Assistance Programs - The company offers discount card programs to patients for Abstral in which patients receive discounts on their Abstral prescriptions that are reimbursed by the company. The company estimates the total amount that will be recognized based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognizes the discount as a reduction of revenue and as an other current liability (see Note 6) in the same period the related revenue is recognized.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2013, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

The acquisition of the Abstral U.S. rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transaction. The license and distribution rights will be amortized over ten years in a pattern based on our Abstral sales projections. Amortization expense, related to the Abstral rights, of $131,000 was recorded in amortization of certain acquired intangible assess in the statement of comprehensive loss for the year ended December 31, 2013. There was no amortization recorded prior to the year ended December 31, 2013. Refer to Note 15 for further information regarding the acquisition of Abstral U.S. rights.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Research and Development Expenses — Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments, and clinical trial expenses.

Clinical trial expenses include direct costs associated with contract research organizations ("CROs"), as well as well as patient-related costs at sites at which our trials are being conducted.

Direct costs associated with our CROs are generally payable on a time and materials basis, or when certain enrollment and monitoring milestones are achieved. Expense related to a milestone is recognized in the period in which the milestone is achieved or in which we determine that it is more likely than not that it will be achieved.

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

For the year ended December 31, 2013, we recognized an income tax expense of $1,052,000, which offsets the tax impact related to the unrealized gain on our marketable securities that were reclassified to realized gain on the sale of marketable securities during the year. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of December 31, 2013, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. As of December 31, 2013, we had approximately $47,240,000 in interest-bearing accounts above federally insured limits.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which are classified as available-for-sale.

2. Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, a new accounting pronouncement intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new standard also requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. The new standard was effective for reporting periods beginning after December 31, 2012. Adoption of this new standard for the year ended December 31, 2013 did not have a material impact on the company’s consolidated financial statements.

Note 3. NeuVax™ Acquisition

On April 13, 2011, the company acquired its late stage product candidate, NeuVax, through a merger acquisition of Apthera, Inc., a Delaware corporation (“Apthera”), with Apthera surviving as a wholly-owned subsidiary of the company. At the closing of the merger, the company issued to Apthera’s stockholders approximately 5.0 million shares of common stock of the company and agreed to pay to the former Apthera shareholders future contingent consideration of up to $32 million based on the achievement of specified development and commercial milestones relating to the NeuVax, of which $2 million had been paid as of December 31, 2013. The remaining $30 million of contingent consideration is payable, at the election of the company, in cash or in additional shares of common stock valued for this purpose at the market price of the company common stock when the contingent consideration becomes payable.
The goodwill associated with the acquisition is not deductible for tax purposes.

The purchase price consideration and allocation of purchase price were as follows (in thousands):

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The company recorded the estimated fair value of the contingent consideration at $6.5 million based on the expected probability of achieving the specified development and commercial milestones relating to the company’s NeuVax product candidate and then applying a discount rate, based on a corporate debt interest rate index publicly issued, to the expected future payments. The expected timing and probability of achieving each milestone and the discount rates applied are reviewed quarterly using the most current information to measure the contingent consideration as of the reporting date. On January 19, 2012, the first milestone was achieved, and the company issued into escrow in favor of the former Apthera shareholders $1,000,000, or 1,315,849 shares, of common stock in payment of the related contingent consideration. The number of shares was based on the $0.76 closing price of the company’s common stock as reported on The NASDAQ Capital Market on January 18, 2012, the day prior to achievement of the first milestone. In September 2012, the escrowed shares were released to the former Apthera shareholders from escrow, and the company paid to the former Apthera shareholders cash of $35,016, representing an interest factor of ten percent 10% per annum on the $1,000,000 amount of the milestone payment from February 10, 2012 through the day immediately prior to the release of the escrowed shares. During the year ended December 31, 2012, the company recorded additional other expense of $579,000, related to the change in the fair value of the escrowed shares up to the date of release from escrow. In June 2013, the company achieved another milestone under the contingent value rights agreement, resulting in a $1,247,000 milestone payment that was paid by issuing 492,988 shares of our common stock.
The increase in the fair value of the contingent liability during the years ended December 31, 2013 and 2012, was $926,000 and $2,370,000, respectively, and the decrease in the fair value of the contingent liability during the year ended December 31, 2011 was $109,000. The changes in the fair value of the contingent liability are included in other income (expense) in the accompanying consolidated statements of expenses. The fair value of the contingent liability at December 31, 2013 and 2012 was $6,821,000 and $7,142,000, of which $0 and $935,000 is recorded as a current contingent liability, respectively.

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

4. RXi Spin-off

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis a total of approximately 66,959,894 RXi shares, which distribution was made in April 2012. The company retained 33,476,595 shares of common stock of RXi, which were subject to a one-year lock-up period that expired on April 27, 2013. On July 24, 2013, RXi effected a 1-for-30 reverse stock split of its outstanding shares of common stock, including RXi shares held by the company. During the year ended December 31, 2013, the company sold 1,115,887 RXi shares, on a post-split basis, for total proceeds of $3,911,000, which is included in other income as realized gains on sale of marketable securities. There were no shares sold during the year ended December 31, 2012.

The company fully liquidated its position in RXi common stock during the year ended December 31, 2013. The value of RXi shares held by the company at December 31, 2012 was $2,678,000, based on the closing price of RXi shares on the last trading day of the year of $2.40 per share, on a post-split basis, as reported on the OTCQX marketplace.

The company classified the RXi activities for previously reported periods as discontinued operations in the accompanying condensed consolidated statements of comprehensive loss retroactively for all periods presented. The net assets of RXi were removed from the condensed consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution.

5. Fair Value Measurements

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	December 31, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$42,349	$42,349	$—	$—
Marketable securities	—	—	—	—
Total assets measured and recorded at fair value	$42,349	$42,349	$—	$—
Liabilities:
Warrants potentially settleable in cash	$48,965	$—	$48,965	$—
Contingent purchase price consideration	6,821	—	—	6,821
Total liabilities measured and recorded at fair value	$55,786	$—	$48,965	$6,821

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description	December 31, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$32,431	$32,431	$—	$—
Marketable securities	2,678	2,678	—	—
Total assets measured and recorded at fair value	$35,109	$35,109	$—	$—
Liabilities:
Warrants potentially settleable in cash	$10,964	$—	$10,964	$—
Contingent purchase price consideration	7,142	—	—	7,142
Total liabilities measured and recorded at fair value	$18,106	$—	$10,964	$7,142

The company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2013 or 2012. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2013 and 2012 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2012	$6,351
Milestone payment	(1,579)
Change in the estimated fair value of the contingent purchase price consideration	2,370
Balance, December 31, 2012	7,142
Milestone payment	(1,247)
Change in the estimated fair value of the contingent purchase price consideration	926
Balance at December 31, 2013	$6,821

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Clinical development expense	$3,109	$1,705
Patient assistance programs	2,618	—
Compensation and related benefits	1,999	217
Professional fees	713	116
Royalties	158	—
Interest expense	70	—
Accrued expenses and other current liabilities	$8,667	$2,038

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Long-term Debt

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

As of December 31, 2013, future schedule principal payments to be made on long-term debt are as follows (in thousands):

For the year ending December 31, 2014	$2,149
2015	3,938
2016	3,913
Total future principal payments	10,000
Unamortized debt issuance costs (net of fair value of warrants issued)	(108)
Total debt	9,892
Less current portion	(2,149)
Total long-term debt, net	$7,743

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

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the company the discretion to unilaterally terminate development of the product, which would allow the company to avoid making the contingent payments; however, the company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The company’s contractual obligations that will require future cash payments as of December 31, 2013 are as follows (in thousands):

	Operating Leases(1)	Non-Cancelable Employment Agreements(2)	Subtotal	Cancelable License Agreements(3)	Total
2014	$72	$450	$522	$325	$847
2015	74	300	374	350	724
2016	83	100	183	350	533
2017	82	—	82	350	432
2018	70	—	70	6,865	6,935
Total	$381	$850	$1,231	$8,240	$9,471

(1)
Operating leases are primarily facility and equipment related obligations with third party vendors. Operating lease expenses during the years ended December 31, 2013, 2012, and 2011 were approximately $77,000, $139,000 and $233,000, respectively.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)
Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Compensation Committee, as well as for minimum bonuses that are payable.

(3)
License agreements generally relate to the company’s obligations with The Board of Regents, University of Texas and Henry Jackson Foundation for our oncology therapies. The company continually assesses the progress of its licensed technology and the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the licensor at any time. In the event these licenses are terminated, no amounts will be due.

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

Other Equity Transactions — On January 20, 2012, The company sold 579,710 shares of our common stock for $400,000, the fair market value on the date of issuance, to Kwang Dong Pharmaceuticals Company, as part of an existing license agreement for NeuVax covering territorial rights for the compound in South Korea that the company acquired in its merger acquisition with Apthera. During 2013, the company issued a total of 492,988 shares of common stock to the holders of the company's outstanding contingent value rights holders for a milestone payment with a total fair market value of $1,247,000.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Warrants

The following is a summary of warrant activity for the years ended December 31, 2013 and 2012 (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2012	—	—	9,470	2,400	540	978	733	14,121
Granted	—	7,578	—	—	—	—	400	7,978
Exercised	—	—	(6,624)	(2,039)	(180)	—	(40)	(8,883)
Outstanding, December 31, 2012	—	7,578	2,846	361	360	978	1,093	13,216
Granted	7,044	—	—	—	—	—	182	7,226
Exercised	(602)	(2,661)	(1,688)	(185)	(70)	—	(196)	(5,402)
Expired	—	—	—	—	—	—	(190)	(190)
Outstanding, December 31, 2013	6,442	4,917	1,158	176	290	978	889	14,850
Expiration	September 2018	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2014-2020

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

	As of December 31, 2013
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.72	3.98	3.31	2.18	2.24	0.59
Volatility %	71.97%	71.38%	71.71%	73.45%	73.36%	66.85%
Risk-free rate %	1.61%	1.25%	0.93%	0.45%	0.47%	0.11%

	As of December 31, 2012
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	—	$1.90	$0.65	$0.65	$2.18	$4.50
Expected term (years)	0.00	4.98	4.30	3.18	3.24	1.59
Volatility %	—	80.93%	82.48%	69.90%	69.79%	74.13%
Risk-free rate %	—	0.72%	0.59%	0.39%	0.40%	0.21%

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The changes in fair value of the warrant liability for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2012	$—	$—	$3,145	$421	$116	$64	$3,746
Fair value of warrants granted	—	7,286	—	—	—	—	7,286
Fair value of warrants exercised	—	—	(8,130)	(2,456)	(257)	—	(10,843)
Change in fair value of warrants	—	(332)	8,295	2,413	328	71	10,775
Warrant liability, December 31, 2012	—	6,954	3,310	378	187	135	10,964
Fair value of warrants granted	8,238	—	—	—	—	—	8,238
Fair value of warrants exercised	(1,931)	(8,482)	(3,455)	(260)	(121)	—	(14,249)
Change in fair value of warrants	16,643	19,588	5,214	645	879	1,043	44,012
Warrant liability, December 31, 2013	$22,950	$18,060	$5,069	$763	$945	$1,178	$48,965

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of our Loan financing, we granted Oxford Financial LLC warrants to purchase 182,186 shares of common stock at an exercise price of $2.47, which equaled to the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using the Black Scholes model. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $1.93 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

11. Stock-Based Compensation

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the components of stock-based compensation expense in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Research and development	$754	$580	$139
Selling, general, and administrative	2,150	1,179	2,386
Total stock-based compensation	$2,904	$1,759	$2,525

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	2013	2012
Risk free interest rate	1.57%	1.05%
Volatility	77.98%	75.76%
Expected lives (years)	6.25	6.13
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2013 and 2012 was $1.98 and $0.70 per share, respectively.

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

As of December 31, 2013, there was $12,033,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.78 years.

As of December 31, 2013, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 13,159,000 shares subject to outstanding common stock options granted under the plan and 1,927,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2012	7,672	$2.54
Granted	7,113	2.87
Exercised	(289)	1.21
Cancelled	(1,337)	2.80
Outstanding at December 31, 2013	13,159	$2.73
Options exercisable at December 31, 2013	6,557	$2.63

The weighted average remaining contractual life of options outstanding as of December 31, 2013, 2012, and 2011 was 8.09, 7.87, and 7.56, respectively. The weighted average remaining contractual life of options exercisable as of December 31, 2013, 2012, and 2011 was 6.76, 7.38, and 6.87, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2013 and 2012 was $30,537,000 and $2,288,000, respectively. The aggregate intrinsic value of exercisable options as of December 31, 2013 and 2012 was $16,376,000 and $1,394,000, respectively. There was no aggregate intrinsic value of exercisable or outstanding options as of December 31, 2011. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the company's common stock and the exercise price of the underlying options.

The aggregate intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $890,000 and $18,000, respectively. There were no options exercised during the year ended December 31, 2011.

Employee Stock Purchase Plan — The company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 85% of the market value per share on either the first or last day of the semi-annual period, whichever is lower. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (a) 250,000 shares increased on each anniversary of the adoption of the Plan by 1% of the total shares of stock then outstanding and (b) 1,000,000 shares. As of December 31, 2013, an aggregate of 756,490 shares of common stock were authorized and available for future issuance under the ESPP. The company has issued 243,510 shares under the ESPP through December 31, 2013.
Restricted Stock Units — In addition to options to purchase shares of common stock, the company may grant restricted stock units (“RSU”) as part of its compensation package. If granted, each RSU would be granted at the fair market value of the company's common stock on the date of grant. Vesting is determined on a grant-by-grant basis.
In 2011, the company granted a total of 220,729 RSUs. The RSUs granted in 2011 had an aggregate intrinsic value of $256,000 and fully vested during 2012. There were no RSU's granted in 2012 and 2013.

Note 12. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Change in fair value of warrants potentially settleable in cash	$(44,001)	$(10,775)	$8,986
Realized gain on sale of marketable securities	3,911	—	—
Change in fair value of the contingent purchase price liability	(926)	(2,370)	109
Miscellaneous other income	37	—	(9)
Total other income (expense)	$(40,979)	$(13,145)	$9,086

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2013	2012
Warrants to purchase common stock	14,850	13,216
Options to purchase common stock	13,159	7,672
Total	28,009	20,888

Note 14. Income Taxes

The components of federal and state income tax expense (benefit) are as follows (in thousands):

	As of December 31,
	2013	2012
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred expense (benefit)
Federal	894	(894)
State	158	(158)
Total deferred	1,052	(1,052)
Total income tax expense (benefit)	$1,052	$(1,052)

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2013	2012
Net operating loss carryforwards	$33,539	$23,632
Tax credit carryforwards	3,549	3,201
Unrealized gain on marketable securities	—	(1,052)
Stock based compensation	8,322	7,944
Other	12	(328)
Licensing deduction deferral	8,682	8,194
Gross deferred tax assets	54,104	41,591
Valuation allowance	(54,104)	(41,591)
Net deferred tax asset	$—	$—
The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
In-process research and development not subject to future amortization for tax purposes	$5,053	$5,053
Gross deferred tax liability	$5,053	$5,053

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows (in thousands):

	As of December 31,
	2013	2012
Expected federal income tax benefit	$(25,713)	$(11,688)
State income taxes after credits	(3,676)	(1,067)
Unrealized gain on marketable securities	1,052	(1,052)
Changes in warrant value	17,283	3,664
Stock compensation	813	152
Effect of change in valuation allowance	11,408	8,939
Income tax credits	(240)	—
Other	125	—
	$1,052	$(1,052)
The company has incurred net operating losses from inception. At December 31, 2013, the company had domestic federal and state net operating loss carryforwards of approximately $83.9 million and $49.8 million, respectively, available to reduce future taxable income, which expire at various dates beginning in 2013 through 2033. The company also had federal and state research and development tax credit carryforwards of approximately $2.2 million and $2.0 million, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2023 through 2032. The income tax expense for the year ended December 31, 2013 relates to the realized gain on sale of marketable securities.
Approximately $280,000 of the company's net operating loss carryforwards were generated as a result of deductions related to the exercises of stock options and disqualifying dispositions. If utilized, this portion of the Company's carrforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. The deferred tax assets related to net operating losses have been accordingly reduced by $109,000 for the year ended December 31, 2013.
Under the provisions of the Internal Revenue Code, certain substantial changes in the company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable.

Based on an assessment of all available evidence including, but not limited to the company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred income tax valuation allowance has been recorded against these assets. The valuation allowance increased by $12.5 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively.
The company files income tax returns in the U.S. federal, Massachusetts, Colorado, California and Oregon jurisdictions. The company is subject to tax examinations for the 2009 tax year and beyond. The company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The company has not incurred any interest or penalties. In the event that the company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

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

In conjunction with the acquisition of NeuVaxTM, the company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering the nelipepimut-S peptide and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, we are required to pay an annual maintenance fee of $200,000, we paid a milestone payment of $200,000 upon commencing the Phase 3 PRESENT trial of NeuVax and other clinical milestone payments, as well as royalty payments based on sales of NeuVax or other therapeutic products developed from the licensed technologies.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In exchange for the U.S. rights to Abstral, (1) we paid Orexo $10 million in March 2013 and a $5 million milestone payment in cash in October 2013 upon the approval by the FDA of a specified U.S. manufacturer of Abstral; and (2) we agreed to pay to Orexo: (a) three one-time future cash milestone payments based on our net sales of Abstral; and (b) a low double-digit royalty on future net sales. No further milestone or royalty payments will be due after the date on which all claims of the last remaining licensed patents expire (currently 2019) or become invalidated by a governmental agency.

On January 12, 2014, we acquired worldwide rights to anagrelide controlled release (CR), which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC ("Mills"). GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of essential thrombocythemia (ET). Under the terms of the acquisition agreement, we paid $2 million to the former owners of Mills. Additionally, the former owners are entitled to receive one-time payments of up to an aggregate of 4,000,000 shares of the company's common stock upon the achievement of specified regulatory milestones and $3 million upon FDA approval of a new drug application in respect to GALE-401. Mills holds an exclusive license to develop and commercialize anagrelide CR, pursuant to a license agreement with BioVascular, Inc. Under the terms of the license agreement, Mills agreed to pay BioVascular, Inc. a mid-to-low single digit royalty on net revenue from the sale of licensed products and future cash milestone payments based on specified regulatory milestones. Mills is also responsible for patent prosecution and maintenance.

16. Significant Customers and Concentration of Credit Risk

The company is engaged in the business of developing and commercializing pharmaceutical products. The company has one commercial product, Abstral, available in six dosing strengths, and all sales reported are in the United States.

The company had product sales to three customers that represented more than 10% of revenue for the three months ended December 31, 2013. Customers A, B, and C had product shipments that accounted for 34%, 26%, and 25%, respectively, of sales for the year ended December 31, 2013. No revenue was recognized prior to the year ended December 31, 2013.

The company had accounts receivable from three customers that represented more than 10% of total accounts receivable balance as of December 31, 2013. Customers A, B, and C had accounts receivable of 54%, 11%, and 25%, respectively, of the total accounts receivable balance as of December 31, 2013. There was no accounts receivable balance as of December 31, 2012.

17. Related Party Transactions
Since 2011, the company has retained TroyGould PC as outside corporate counsel. Sanford J. Hillsberg, the Chairman of the company, is a senior lawyer with TroyGould PC. The company incurred $577,000 for services provided by TroyGould PC during the year ended December 31, 2013, as wells as $100,000 for services related to our underwritten public offering in September 2013, which is recorded as reduction of gross proceeds from the issuance of common stock as of December 31, 2013. At December 31, 2013, Galena owed $177,000 to TroyGould PC.

18. Employee Benefit Plan

The company sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The company may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by the company’s board of directors. The company may also make additional discretionary profit sharing contributions in amounts as determined by the board of directors, subject to statutory limitations. Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. The company intends the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that the company will be able to deduct its contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of a number of investment options. For the year ending December 31, 2013, the company made matching contributions totaling $35,000. There were no contributions to the plan in 2012 or 2011.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 19. Selected Quarterly Financial Data (Unaudited)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Net revenue	$—	$—	$1,170	$1,317
Gross profit on net revenue (1)	$—	$—	$869	$967
Net loss	$(9,293)	$(9,597)	$(9,287)	$(48,501)
Net loss per share	$(0.11)	$(0.11)	$(0.11)	$(0.46)

2012
Net revenue	$—	$—	$—	$—
Gross profit on net revenue	$—	$—	$—	$—
Net loss	$(24,761)	$(196)	$(6,261)	$(3,751)
Net loss per share	$(0.52)	$—	$(0.09)	$(0.05)

(1)
Gross profit for the quarter ended December 31, 2013 is calculated by taking net revenue less cost of revenue and amortization of certain acquired intangible assets, which is consistent with the gross profit reported for the quarter ended September 30, 2013.

20. Subsequent Events

The company evaluated all events or transactions that occurred after December 31, 2013 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events, except as described below.

For the period of January 1, 2014 through March 14, 2014, we issued an additional 5,072,900 shares of our common stock as a result of 5,095,616 warrant exercises. Cash proceeds from the warrant exercises during this period were $9,371,000. As of March 14, 2014, we had 9,753,815 warrants outstanding.

For the period of January 1, 2014 through March 14, 2014, we issued an additional 3,158,338 shares of our common stock as a result of 3,182,764 stock option exercises. Cash proceeds from the stock option exercises during this period were $3,889,000. As of March 14, 2014 we had 9,335,403 stock options outstanding.

Effective January 14, 2014, we entered into a strategic development and commercialization partnership with Dr. Reddy's Laboratories Ltd. ("Dr. Reddy's"). We licensed commercial rights to Dr. Reddy's for NeuVax in breast and gastric cancers in India. Dr. Reddy's will lead the Phase 2 development of NeuVax in gastric cancer, significantly expanding the potential addressable patient population.

In February and March 2014, two purported shareholder derivative complaints-Fagin v. Ahn, No. 140202384 (Or. Cir. Ct.), and Werbowsky v. Hillsberg, No. 3:14-cv-382 (D. Or.)-were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah and in the United States District Court for the District of Oregon. The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year.
In March 2014, three purported securities class action complaints- Deering v. Galena Biopharma, Inc., No. 3:14-cv-367 (D. Or.), Hau v. Galena Biopharma, Inc., No. 3:14-cv-389 (D. Or.), and Clavijo v. Galena Biopharma, Inc., No. 3:14-cv-410 (D. Or.)-were filed against our company and certain of our officers in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In February 2014, we learned that the SEC is investigating certain matters relating to our company and an outside investor-relations firm that we retained in 2013. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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
Evaluation of Disclosure Controls and Procedure Management’s report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Appointment of Director
On March 14, 2014, the company’s board of directors appointed Irving M. Einhorn agreed to serve as a Class II director of the company, with a term expiring at the 2015 annual stockholder meeting, and as a member of the special committee of the board of directors formed to investigate certain allegations contained in the purported derivative complaint recently filed against the company and certain of its directors. Mr. Einhorn will be compensated for his services as director and member of the special committee in the same manner as other directors and special committee members.
Mr. Einhorn, started his career in 1972 as a SEC Staff attorney. He rose to increasingly more responsible positions culminating in his appointment as Regional Administrator of the Commission's Los Angeles Regional Office where he was responsible for overseeing in excess of 100 staff members whose function was to implement the SEC’s regulatory and law enforcement mandates principally in the Western United States. Subsequent to leaving the SEC in 1989, Mr. Einhorn has engaged in the private practice of law focused exclusively on federal, state and self-regulatory organization securities enforcement and securities compliance matters. Our board of directors believes that Mr. Einhorn has unique experience in SEC enforcement, SEC regulation, SEC compliance, and SEC disclosure requirements based on 17 years of service as an SEC attorney and over 40 years of experience as an attorney whose practice has been devoted exclusively to securities related compliance and enforcement matters.
Appointment of Chief Medical Officer

On November 7, 2013, we entered into an employment agreement with Brian Hamilton, M.D., Ph.D., pursuant to which Dr. Hamilton will serve as our Executive Vice President and Chief Medical Officer.
Under the employment agreement, Dr. Hamilton is entitled to (i) receive an annual base salary of $385,000 and (ii) a grant under our Amended and Restated 2007 Incentive Plan of stock options to purchase 300,000 shares of our common stock, subject to the approval of our board of directors. The stock options will vest and become exercisable in 12 equal quarterly installments beginning on the first quarterly anniversary of the effective date of his employment, provided, in each case, that Dr. Hamilton remains in our continuous employment through such vesting date, and will be determined on the other terms set forth in our standard form of stock option agreement. The exercise price of the stock options will be equal to the market price of our common stock on the date of grant.

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

Frequency of Stockholder Advisory Vote on Executive Compensation

On June 28, 2013, at our annual meeting of stockholders, our stockholders voted on, among other matters, an advisory proposal on the frequency with which we will hold an advisory vote on the compensation of our named executive officers.  As previously reported on July 3, 2013, our stockholders recommended, on an advisory basis, that the company include a stockholder advisory vote on executive compensation in the company’s proxy materials every year, which was consistent with the recommendation of our board of directors.  In light of the foregoing, the company has determined to follow the stockholders’ recommendation and to include in future proxy statements an annual stockholder advisory vote on the compensation of our named executive officers until the next required vote on the frequency of stockholder votes on the compensation of executives.

PART III
ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the “Proxy Statement,” not later than 120 days after the fiscal year ended December 31, 2013. The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

PART IV.

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement dated as of September 13, 2013 by and between Galena Biopharma, Inc. and Oppenheimer & Co. Inc. as representative of the several underwriters named in Schedule I thereto. (1)

1.2	Underwriting Agreement dated as of April 5, 2012 by and between Galena Biopharma, Inc. and Roth Capital Partners, LLC, as representative of the several underwriters named therein.(2)

1.3	Purchase Agreement dated as of December 18, 2012 by and between Galena Biopharma, Inc. and Piper Jaffray & Co.(24)

2.1	Unit Purchase Agreement, dated as of January 12, 2014, between Galena Biopharma, Inc. and Mills Pharmaceuticals, LLC.+**

3.1	Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), as amended as of June 28, 2013.(2)

3.2	Certificate of Ownership and Merger.(13)

3.3	Amended and Restated By-Laws of Galena Biopharma, Inc., as amended as of August 6, 2013. (2)

4.1	Form of Warrant Agreement by and Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. (1)

4.2	Warrant No. A-1 in favor of J.P. Turner Partners, LP, dated August 7, 2008. (19)

4.3	Form of Common Stock Purchase Warrant issued in August 2009.(20)

4.4	Form of Common Stock Purchase Warrant issued in March 2010.(21)

4.5	Form of Five-Year Common Stock Purchase Warrant issued in March 2011.(22)

4.6	Form of Common Stock Purchase Warrant issued in April 2011.(23)

4.7	Warrant No. 2012-1 in favor of Legend Securities, Inc. issued in February 2012.(4)

4.8	Form of December 2012 Warrant.(24)

4.9	Registration Rights Agreement, dated January 12, 2014, between Galena Biopharma, Inc. and each former owner of membership units of Mills Pharmaceuticals, LLC.**

10.1	Employment letter agreement, effective July 1, 2013, between Galena Biopharma, Inc. and Ryan M. Dunlap.*(2)

10.2	Employment letter agreement, effective November 7, 2013, between Galena Biopharma, Inc. and Brian Hamilton, M.D., Ph.D.* **

10.3
Form of Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011.(3)

10.4
First Amendment to Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012.(4)

10.5	Employment Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark W. Schwartz, Ph.D., dated April 13, 2011.*(5)

10.6	Amendment No. 1 to Employment Agreement made as of September 23, 2011 between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals) and Mark W. Schwartz, Ph.D.*(6)

10.7	Amendment No. 2 to Employment Agreement made as of March 11, 2013 between Galena Biopharma, Inc. and Mark W. Schwartz, Ph.D.*(7)

10.8	Employment Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and Mark Ahn, Ph.D., dated March 31, 2011.*(8)

10.9	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(9)

10.10	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(10)

10.11	Form of Incentive Stock Option.*(11)

10.12	Form of Non-qualified Stock Option.*(11)

10.13
Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(5))

10.14
Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.15
Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.16
Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.17
Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(5)

10.18
Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(5)

10.19	Scientific Advisory Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and George E. Peoples, Ph.D., dated May 1, 2011.(7)

10.20
Form of Amendment to Stock Options Granted under Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) 2007 Incentive Plan, entered into in April 2011 by Galena Biopharma, Inc. with all directors of Galena Biopharma, Inc., as of April 1, 2011, and Mark J. Ahn, Ph.D.*(5)

10.21
Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and its wholly-owned subsidiary, Apthera, Inc.+(5)

10.22
Agreement and Plan of Merger by and among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Diamondback Acquisition Corp., Apthera, Inc. and Robert E. Kennedy, in his capacity as the Stockholder Representative, dated March 31, 2011.(8)

10.23
Exclusive License Agreement, dated effective as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), The Board of Regents of the University of Texas System and The University of Texas M.D. Anderson Cancer Center.+(12)

10.24	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Employee Stock Purchase Plan.*

10.25	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.+(14)

10.26	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and Galena Biopharma, Inc.(14)

10.27	Employment letter agreement, effective July 16, 2012, between Galena Biopharma, Inc. and Ryan M. Dunlap.* (16)

10.28	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.* (17)

10.29	License and Supply Agreement, effective December 3, 2012, between Galena Biopharma, Inc. and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals.+(7)

10.30	Asset Purchase Agreement dated March 15, 2013 between Galena Biopharma, Inc. and Orexo AB.+(25)

10.31	License Agreement dated March 15, 2013 between Galena Biopharma, Inc. and Orexo AB.(25)

10.32	Loan and Security Agreement dated May 8, 2013 among Galena Biopharma, Inc., Apthera, Inc., Oxford Finance LLC and the Lenders listed on Schedule 1.1 thereto.(25)

10.33	Form of warrants granted on May 8, 2013 under the Loan and Security Agreement set forth as Exhibit 10.6.(25)

10.34	Amendment No. 1 to Employment Agreement made as of May 8, 2013 between Galena Biopharma, Inc. and Mark J. Ahn, Ph.D.*(25)

10.35
Lease between Galena Biopharma, Inc. and Cameron Oregon properties LLC and Lucas Oregon Properties, LLC for Suite 270 in the Willamette Wharf Building at 4640 Macadam Avenue in Portland, Oregon dated April 25, 2013.(2)

10.36	License and Development Agreement, dated January 13, 2014, between Galena Biopharma, Inc. and Dr. Reddy’s Laboratories, Ltd.+**

10.37	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.+**

14.1	Code of Ethics and Conduct.(18)

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D., and Ryan M. Dunlap.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.
__________________________

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 13, 2013 (File No. 001-33958) and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 9, 2013 (File No. 001-33958) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-33958) and incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2012 (File No. 001-33958) and incorporated by reference herein.
(5) Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(6)
Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2011 (File No. 001-33958) and incorporated by reference herein.(7)    Previously filed as an Exhibit to the Company’s Form 10-K filed on March 12, 2013 (File No. 001-33958) and incorporated by reference herein

(8) Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2011 (File No. 001-33958) and incorporated by reference herein.

(9)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.
(10) Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.
(11) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on October 30, 2007 (File No. 333-147009) and incorporated by reference herein.
(12) Previously filed as an Exhibit to the Company’s Form 8-K filed on September 21, 2011 (File No. 001-33958) and incorporated by reference herein.
(13) Previously filed as an Exhibit to the Company’s Form 8-K filed on September 26, 2011 (File No. 001-33958) and incorporated by reference herein.
(14) Previously filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2012 (File No. 001-33958) and incorporated by reference herein.

(15)	Previously filed as Annex B to the Company's Proxy Statement on Schedule 14A, filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.
(16) Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 14, 2012 (File No. 001-33958) and incorporated by reference herein.
(17) Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958). and incorporated by reference herein.
(18) Previously filed as an Exhibit to the Company’s Form 10-K filed on April 15, 2008 (File No. 001-33958) incorporated by reference herein.
(19) Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2008 (File No. 001-33958) and incorporated by reference herein.
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
(23) Previously filed as an Exhibit to the Company’s Form 8-K filed on April 15, 2011 (File No. 001-33958) and incorporated by reference herein.
(24) Previously filed as an Exhibit to the Company’s Form 8-K filed on December 19, 2012 (File No. 001-33958) and incorporated by reference herein.
(25) Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 9, 2013 (File No. 001-33958) and incorporated by reference herein.
* Indicates a management contract or compensatory plan or arrangement.
** Filed herewith.
+ This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn

Mark J. Ahn, Ph.D.
President and Chief Executive Officer

Date: March 17, 2014

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President, Chief Financial Officer

Date: March 17, 2014

Dated: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark J. Ahn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
Mark J. Ahn, Ph. D.

/s/ Ryan M. Dunlap	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014
Ryan M. Dunlap

/s/ Sanford J. Hillsberg	Director, Chairman of the Board	March 17, 2014
Sanford J. Hillsberg

/s/ William L. Ashton	Director	March 17, 2014
William L. Ashton

/s/ Richard Chin	Director	March 17, 2014
Richard Chin, M.D.

/s/ Stephen S. Galliker	Director	March 17, 2014
Stephen S. Galliker

/s/ Steven A. Kriegsman	Director	March 17, 2014
Steven A. Kriegsman

/s/ Rudolph Nisi	Director	March 17, 2014
Rudolph Nisi, M.D.