Form 10-Q
period 2014-03-31
Galena Biopharma, Inc.
filed 2014-05-06
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, Galena Biopharma, Inc. had outstanding 118,025,812 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED MARCH 31, 2014

PART I
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,427	$47,787
Restricted cash	200	200
Accounts receivable	1,466	3,683
Inventories	358	386
Prepaid expenses	1,328	1,399
Total current assets	55,779	53,455
Equipment and furnishings, net	653	665
In-process research and development	12,864	12,864
Abstral rights, net	14,882	14,979
GALE-401 rights	2,110	—
Goodwill	5,898	5,898
Deposits and other assets	104	115
Total assets	$92,290	$87,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,574	$2,660
Accrued expenses and other current liabilities	9,793	8,667
Current maturities of capital lease obligations	6	6
Fair value of warrants potentially settleable in cash	12,365	48,965
Current portion of long-term debt	3,102	2,149
Total current liabilities	26,840	62,447
Capital lease obligations, net of current maturities	23	26
Deferred tax liability	5,053	5,053
Contingent purchase price consideration, net of current portion	6,987	6,821
Long-term debt, net of current portion	6,883	7,743
Total liabilities	45,786	82,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 118,700,812 shares issued and 118,025,812 shares outstanding at March 31, 2014; 110,100,701 shares issued and 109,425,701 outstanding at December 31, 2013	11	10
Additional paid-in capital	231,753	188,600
Accumulated deficit	(181,411)	(178,875)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	46,504	5,886
Total liabilities and stockholders’ equity	$92,290	$87,976

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net revenue	$2,173	$—
Costs and expenses:
Cost of revenue (excluding amortization of certain acquired intangible assets)	331	—
Research and development	6,770	5,081
Selling, general, and administrative	6,830	1,530
Amortization of certain acquired intangible assets	91	—
Total costs and expenses	14,022	6,611
Operating loss	(11,849)	(6,611)
Non-operating income (expense):
Change in fair value of warrants potentially settleable in cash	9,792	(5,003)
Interest income (expense), net	(314)	5
Other income (expense)	(165)	(446)
Total non-operating income (expense), net	9,313	(5,444)
Loss before income taxes	(2,536)	(12,055)
Income tax benefit	—	2,762
Net loss	$(2,536)	$(9,293)
Net loss per common share:
Basic and diluted net loss per share	$(0.02)	$(0.11)
Weighted-average common shares outstanding: basic and diluted	116,244,209	83,002,323
Comprehensive loss
Net loss	$(2,536)	$(9,293)
Unrealized gain on marketable securities	—	7,031
Tax effect of unrealized gain on marketable securities	—	(2,762)
Total comprehensive loss	$(2,536)	$(5,024)
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2013	110,100,701	$10	$188,600	$(178,875)	$(3,849)	$5,886
Issuance of common stock upon exercise of warrants	5,363,227	1	37,418	—	—	37,419
Issuance of common stock in connection with employee stock purchase plan	48,402	—	53	—	—	53
Stock based compensation for directors and employees	—	—	1,548	—	—	1,548
Stock based compensation for services	—	—	75	—	—	75
Exercise of stock options	3,188,482	—	4,059	—	—	4,059
Net loss	—	—	—	(2,536)	—	(2,536)
Balance at March 31, 2014	118,700,812	$11	$231,753	$(181,411)	$(3,849)	$46,504

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,536)	$(9,293)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	232	2
Deferred taxes	—	(2,762)
Non-cash stock-based compensation	1,623	364
Change in fair value of common stock warrants	(9,792)	5,003
Change in fair value of contingent consideration	166	443
Changes in operating assets and liabilities:
Accounts receivable	2,217	—
Inventories	28	—
Prepaid expenses and other assets	74	325
Accounts payable	(1,086)	147
Accrued expenses and other current liabilities	1,026	440
Net cash used in operating activities	(8,048)	(5,331)
Cash flows from investing activities:
Change in restricted cash	—	(1)
Cash paid for acquisition of Abstral rights	—	(10,086)
Cash paid for acquisition of GALE-401 rights	(2,010)	—
Cash paid for purchase of equipment and furnishings	(22)	—
Net cash used in investing activities	(2,032)	(10,087)
Cash flows from financing activities:
Net proceeds from exercise of stock options	4,059	—
Proceeds from exercise of warrants	10,611	54
Proceeds from common stock issued in connection with ESPP	53	38
Repayments of capital lease obligations	(3)	—
Net cash provided by financing activities	14,720	92
Net increase in cash and cash equivalents	4,640	(15,326)
Cash and cash equivalents at the beginning of period	47,787	32,807
Cash and cash equivalents at end of period	$52,427	$17,481

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$5	$1
Cash paid during the periods for interest	$211	$—
Supplemental disclosure of non-cash investing and financing activities:
Future payment for Abstral rights included in accrued expenses	$—	$5,000
Reclassification of warrant liabilities upon exercise	$26,808	$124
Change in fair value of marketable securities	$—	$7,031
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

Establishing Commercial Capabilities

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP) which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the U.S. Food and Drug Administration (FDA), as a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds, provide relief of breakthrough pain within minutes, and match the duration of the pain episode. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program.

Developing Novel Cancer Immunotherapies

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address major patient populations of cancer survivors to prevent recurrence of their cancers. These therapies work by harnessing the patient’s own immune system to seek out and attack residual cancer cells. Using peptide immunogens has many clinical advantages, including an excellent safety profile, as these drugs lack the toxicities typical of most cancer therapies. They also evoke long-lasting protection through immune system activation and convenient mode of delivery. Our peptide vaccines are delivered with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF).

Our lead immunotherapy product candidate, NeuVaxTM (nelipepimut-S) is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast carcinoma. In this case, approximately 25% of resectable node-positive breast cancer patients, despite having no evidence of disease following surgery and chemo/radiation therapy, will still relapse within three years. Increased presence of circulating tumor cells (CTCs) indicate decreased Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, lead to recurrence. The nelipepimut sequence stimulates specific cytotoxic T lymphocytes (CTLs) following binding to HLA-A2 or A3 molecules on antigen presenting cells (APC) to elicit a robust, specific and durable killer CD8+ CTL response. These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. We currently have four ongoing or planned trials with NeuVax:

•
Phase 3 Ongoing: Based on our Phase 2 trial, which achieved its primary endpoint of DFS, the FDA granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is enrolling HER2 1+ and 2+ patients and is currently ongoing globally. Additional information on the study can be found at www.neuvax.com.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is currently enrolling HER2 1+ and 2+, node positive, and high-risk node negative patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

•
Phase 2 Planned: A randomized, multicenter, investigator-sponsored Phase 2 trial is expected to initiate in 2014 and enroll HER2 3+ patients who have received neoadjuvant therapy to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

•
Phase 2 Planned: In January 2014, we partnered NeuVax with Dr. Reddy’s in India for the commercialization of NeuVax in that region. Per the agreement, Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in 2014.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our second peptide immunotherapy product candidate, GALE-301 (Folate Binding Protein, or “FBP”), is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with rhGM-CSF. Galena’s FBP vaccine is currently in a Phase 2 trial in ovarian cancer.

Expanding the Breadth, Depth and Pace of Our Pipeline

Our third product candidate, GALE-401 (anagrelide controlled release (CR)) was acquired in January 2014. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of essential thrombocythemia (ET). GALE-401 is a reformulated, controlled release version of anagrelide that is currently only given as an immediate release (IR) version. Multiple Phase 1 studies in an approximately 90 healthy subjects have shown the drug to be effective at lowering platelet levels while reducing side effects that prevent patients from taking their therapy regularly. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable paradigm for approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the Phase 2 initiation in 2014.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Galena pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Unless the context otherwise indicates, references in this these notes to the “company,” “we,” “us” or “our” refer (i) to Galena, our wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our wholly owned subsidiary, Mills Pharmaceuticals, Inc. or "Mills."

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of March 31, 2014, the company had inventories of $358,000, consisting of $270,000 of work-in-process and $88,000 of finished goods. As of December 31, 2013, the company had inventories of $386,000 consisting of $270,000 of work-in-process and $116,000 of finished goods.

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of March 31, 2014.

Revenue Recognition - The company recognizes revenue from the sale of Abstral. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

We sell Abstral product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively, our "customers," subject to rights of return. During the year ended. We recognize Abstral product sales at the time title transfers to our customer, and provide for an estimate of future product returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program rebates and other deductions as needed.

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

Rebates - The company participates in certain rebate programs, which provide discounted prescriptions to members of group purchasing organization and specialty pharmacies. Under these rebate programs, the company pays a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. The company estimates and accrues these rebates based on current contract prices, historical and estimated future percentages of product sold to qualifying member pharmacies and estimated levels of inventory in the distribution channel. Rebates are recognized as a reduction in the period that the related revenue is recognized.

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

Patient Assistance Programs - The company offers discount card programs to patients for Abstral in which patients receive discounts on their Abstral prescriptions that are reimbursed by the company. The company estimates the total amount that will be recognized based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognizes the discount as a reduction of revenue and as an other current liability (see Note 4) in the same period the related revenue is recognized.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of March 31, 2014, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

The acquisitions of the Abstral U.S. rights and GALE-401 rights were accounted for as asset acquisitions and not business combinations. The purchase prices for these acquisitions, including transaction costs, were recorded as an intangible assets related to the license and distribution rights acquired in the transactions. No other significant assets or liabilities were acquired or assumed in the transaction. The license and distribution rights will be amortized over time in a pattern based on our sales projections. Amortization expense was $91,000 for the three months ended March 31, 2014. There was no amortization recorded for the three months ended March 31, 2013. Refer to Note 12 for further information regarding these acquisitions.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Contingent Purchase Price Consideration — Contingent consideration in business combinations is recorded at the estimated fair value as of the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of comprehensive loss.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

There was no income tax expense or benefit for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recognized an income tax benefit of $2,762,000. This benefit offsets the tax impact related to the unrealized gain on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of March 31, 2014, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. The company maintains significant cash and cash equivalents at two financial institutions that are in excess of federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which are classified as available-for-sale. The value of the marketable securities held by the company at March 31, 2013 was approximately $9,709,000, based on quoted market price of the securities. The company fully liquidated its position in marketable securities during the year ended December 31, 2013.

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	March 31, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$46,136	$46,136	$—	$—
Total assets measured and recorded at fair value	$46,136	$46,136	$—	$—
Liabilities:
Warrants potentially settleable in cash	$12,365	$—	$12,365	$—
Contingent purchase price consideration	6,987	—	—	6,987
Total liabilities measured and recorded at fair value	$19,352	$—	$12,365	$6,987

Description	December 31, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$42,349	$42,349	$—	$—
Total assets measured and recorded at fair value	$42,349	$42,349	$—	$—
Liabilities:
Warrants potentially settleable in cash	$48,965	$—	$48,965	$—
Contingent purchase price consideration	6,821	—	—	6,821
Total liabilities measured and recorded at fair value	$55,786	$—	$48,965	$6,821

The company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2014 or 2013. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2014 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2014	$6,821
Change in the estimated fair value of the contingent purchase price consideration	166
Balance at March 31, 2014	$6,987

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

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Contract research organizations	$4,765	$3,109
Patient assistance programs	2,527	2,618
Compensation and related benefits	1,124	1,999
Professional fees	890	713
Royalties	417	158
Interest expense	70	70
Accrued expenses and other current liabilities	$9,793	$8,667

5. Long-term Debt

On May 8, 2013 we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we borrowed the first tranche of $10 million (the "Loan"). The Loan payment terms include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we paid the lender a 1% cash facility fee and a 5.5% cash final payment and granted to the lenders seven-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which equaled a 20-day average market price of our common stock prior to the date of the grant.

6. Legal Proceedings, Commitments and Contingencies

In addition to the complaints filed in February and March 2014 described in our Annual Report on Form 10-K filed with the SEC on March 17, 2014, in March and April 2014 three new purported shareholder derivative complaints-Klein v. Ahn, No. 3:14-cv-516 (D. Or.), Rathore v. Hillsberg, No. 3:14-cv-514 (D. Or.), and Zhang v. Hillsberg, No. 140403987 (Or. Cir. Ct.)-were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah and in the United States District Court for the District of Oregon. The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year.

On February 17, 2014, our board of directors formed a special committee of the board to conduct an internal investigation of the allegations in the foregoing complaints. The special committee has retained its own counsel to assist in its investigation.

Also, in March and April 2014, two new purported securities class action complaints-Jang v. Galena Biopharma, Inc., No. 3:14-cv-435 (D. Or.), and Baya v. Galena Biopharma, Inc., No. 3:14-cv-558 (D. Or.)-were filed against our company and certain of our officers and directors in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. At March 31, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carrier of the claims, and believe our insurance is sufficient to cover such claims.

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

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of March 31, 2014
Warrants outstanding	9,560
Stock options outstanding	9,848
Options reserved for future issuance under the Company’s 2007 Incentive Plan	1,922
Shares reserved for future issuance under the Employee Stock Purchase Plan	708
Total reserved for future issuance	22,038

8. Warrants

The following is a summary of warrant activity for the three months ended March 31, 2014 (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2014	6,442	4,917	1,158	176	290	978	889	14,850
Granted	—	—	—	—	—	—	300	300
Exercised	(2,469)	(1,882)	(443)	—	(265)	(62)	(469)	(5,590)
Outstanding, March 31, 2014	3,973	3,035	715	176	25	916	720	9,560
Expiration	September 2018	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2014-2020

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

	As of March 31, 2014
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.47	3.73	3.06	1.93	1.99	0.34
Volatility %	74.46%	75.41%	77.55%	81.39%	81.02%	108.69%
Risk-free rate %	1.51%	1.20%	0.92%	0.42%	0.44%	0.06%

	As of December 31, 2013
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.72	3.98	3.31	2.18	2.24	0.59
Volatility %	71.97%	71.38%	71.71%	73.45%	73.36%	66.85%
Risk-free rate %	1.61%	1.25%	0.93%	0.45%	0.47%	0.11%

The expected volatility assumptions are based on the company's implied volatility in combination with the implied volatilities of similar publicly traded entities. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the time of valuation. The dividend yield used in the pricing model is zero, because the company has no present intention to pay cash dividends.

The changes in fair value of the warrant liability for the three months ended March 31, 2014 were as follows (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2014	$22,950	$18,060	$5,069	$763	$945	$1,178	$48,965
Fair value of warrants exercised	(12,713)	(10,081)	(2,693)	—	(1,159)	(162)	(26,808)
Change in fair value of warrants	(4,444)	(3,378)	(954)	(424)	247	(839)	(9,792)
Warrant liability, March 31, 2014	$5,793	$4,601	$1,422	$339	$33	$177	$12,365

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of our Loan financing, we granted Oxford Financial LLC warrants to purchase up to 182,186 shares of common stock at an exercise price of $2.47, which equaled to the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using the Black Scholes model as described in Note 8, below. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $1.93 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

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

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$160	$113
Selling, general, and administrative	1,524	251
Total stock-based compensation	$1,684	$364

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended March 31,
	2014	2013
Risk free interest rate	2.06%	1.12%
Volatility	78.53%	77.49%
Expected lives (years)	6.25	6.25
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the three months ended March 31, 2014 was $5.19 per share. The weighted-average fair value of options granted during the three months ended March 31, 2013 was $1.16 per share

The company’s expected common stock price volatility assumption is based upon the company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the company’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero, because the company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The company has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and zero for non-employee directors. The company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

As of March 31, 2014, there was $10,068,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.76 years.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of March 31, 2014, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 9,848,000 shares subject to outstanding common stock options granted under the plan and 1,922,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2014	13,159	$2.73	$—
Granted	80	7.48	—
Exercised	(3,316)	1.30	13,192
Cancelled	(75)	2.13	28
Outstanding at March 31, 2014	9,848	$3.25	$3,718
Options exercisable at March 31, 2014	4,142	$3.73	$1,542

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2014 were calculated based on the closing price of the company’s common stock as reported on The NASDAQ Capital Market on March 31, 2014 of $2.50 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

Note 10. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Change in fair value of the contingent purchase price liability	$(166)	$(443)
Miscellaneous other income (expense)	1	(3)
Total other income (expense)	$(165)	$(446)

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2014	2013
Warrants to purchase common stock	9,560	9,350
Options to purchase common stock	9,848	13,132
Total	19,408	22,482

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain through 2015 a specified minimum commercial field force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Orexo is entitled to reacquire the U.S. rights to Abstral from us for no consideration if we breach our obligations to establish and maintain the requisite sales force throughout the marketing period. We expect to maintain our sales efforts beyond this date. We officially launched U.S. commercial sales of Abstral in October 2013.

In exchange for the U.S. rights to Abstral, (1) we paid Orexo $10 million upfront, and a $5 million milestone payment in cash in October 2013 upon the approval by the FDA of a specified U.S. manufacturer of Abstral; and (2) we agreed to pay to Orexo: (a) three one-time future cash milestone payments based on our net sales of Abstral; and (b) a low double-digit royalty on future net sales. No further milestone or royalty payments will be due after the date on which all claims of the last remaining licensed patents expire (currently 2019) or become invalidated by a governmental agency.

On January 12, 2014, we acquired worldwide rights to anagrelide controlled release (CR) formulation, which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC ("Mills"). GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of essential thrombocythemia (ET). Under the terms of the acquisition agreement, we paid $2 million to the former owners of Mills. Additionally, the former owners are entitled to receive one-time payments of up to an aggregate of 4,000,000 shares of the company's common stock upon the achievement of specified regulatory milestones and $3 million upon FDA approval of a new drug application in respect to GALE-401. Mills holds an exclusive license to develop and commercialize anagrelide CR formulation, pursuant to a license agreement with BioVascular, Inc. Under the terms of the license agreement, Mills agreed to pay BioVascular, Inc. a mid-to-low single digit royalty on net revenue from the sale of licensed products and future cash milestone payments based on specified regulatory milestones. Mills is also responsible for patent prosecution and maintenance.

13. Significant Customers and Concentration of Credit Risk

The company is engaged in the business of developing and commercializing pharmaceutical products. The company has one commercial product, Abstral, available in six dosing strengths, and all sales reported are in the United States.

The company had product sales to two customers that represented more than 10% of revenue for the three months ended March 31, 2014. Customers A, B, and C accounted for 51%, 15%, and 12%, respectively of sales for the three months ended March 31, 2014, respectively. No revenue was recognized for the three months ended March 31, 2013.

The company had accounts receivable from two and three customers that represented more than 10% of total accounts receivable balance as of March 31, 2014 and December 31, 2013, respectively. Customers A, B, and C had accounts receivable of 63%, 21%, and 5%, respectively, as of March 31, 2014. Customers A, B, and C had accounts receivable of 25%, 11%, and 54%, respectively, as of December 31, 2013.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

14. Subsequent Events

The company evaluated all events or transactions that occurred after March 31, 2014 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

On April 28, 2014, we announced the Department of Defense will provide grant funding towards a new clinical trial with NeuVax to prevent breast cancer recurrence in high-risk HER2 3+ patients. The grant, a Breast Cancer Research Program (BCRP) Breakthrough Award, was obtained by Elizabeth a Mittendorf, M.D., Associate Professor, Department of Surgical Oncology, The University of Texas MD Anderson Cancer Center who will oversee the investigator-sponsored trial. Galena will support the trial with study drug and funding and will have access to the research to support ongoing registrational studies. The protocol for the multi-center, prospective, randomized, single-blinded Phase 2 study is being finalized and is expected to enroll 100 patients.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiary, Apthera, Inc., or “Apthera” and Mills Pharmaceuticals, Inc,, or "Mills."

This management’s discussion and analysis of financial condition as of March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 17, 2014.

The discussion and analysis below includes certain forward-looking statements related to our commercialization of Abstral in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, including the uncertainties and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, that could cause our actual Abstral commercialization efforts, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.
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

•
Supporting our investigators with completion of the Phase 2b randomized, multicenter, investigator-sponsored clinical trial in 300 patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche);

•
Supporting our investigators with initiation and completion of the Phase 2 randomized, multicenter, investigator-sponsored trial in HER2 3+ patients who have received neoadjuvant therapy to study NeuVax in combination with Herceptin;

•	Supporting our partner, Dr. Reddy’s with initiation and completion of the Phase 2 gastric cancer trial with NeuVax in India;

•	Completing the Phase 2 clinical trial of GALE-301 (folate binding protein (FBP)) cancer immunotherapy in ovarian cancer;

•	Completing a Phase 2 clinical trial with GALE-401 (anagrelide controlled release (CR)) in essential thrombocythemia (ET); and

•	Pursuing strategic alliances and acquisitions of other cancer treatments to complement our existing product pipeline and commercialization capabilities.

Establishing Commercial Capabilities

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP) which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the U.S. Food and Drug Administration (FDA), as a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The innovative Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds, provide relief of breakthrough pain within minutes, and match the duration of the pain episode. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program.

Developing Novel Cancer Immunotherapies

Galena is developing peptide vaccine (off-the-shelf) cancer immunotherapies, which address major patient populations of cancer survivors to prevent recurrence of their cancers. These therapies work by harnessing the patient’s own immune system to seek out and attack residual cancer cells. Using peptide immunogens has many clinical advantages, including an excellent safety profile, as these drugs lack the toxicities typical of most cancer therapies. They also evoke long-lasting protection through immune system activation and convenient mode of delivery. Our peptide vaccines are delivered with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF).

Our lead immunotherapy product candidate, NeuVax™ (nelipepimut-S), our lead cancer immunotherapy, is being developed for the prevention of cancer recurrence in HER2 expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine, nelipepimut-S peptide, is combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF) for administration. Data has shown that an increased presence of circulating tumor cells (CTCs) predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, lead to recurrence. After binding to the HLA A2/A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

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

We currently have four ongoing or planned trials with NeuVax:

•
Phase 3 Ongoing: Based on our Phase 2 trial, which achieved its primary endpoint of DFS, the FDA granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is enrolling HER2 1+ and 2+ patients and is currently ongoing globally. Additional information on the study can be found at www.neuvax.com.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is currently enrolling HER2 1+ and 2+, node positive, and high-risk node negative patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

•
Phase 2 Planned: A randomized, multicenter, investigator-sponsored Phase 2 trial is expected to initiate in 2014 and enroll HER2 3+ patients who have received neoadjuvant therapy to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

•
Phase 2 Planned: In January 2014, we partnered NeuVax with Dr. Reddy’s in India for the commercialization of NeuVax in that region. Per the agreement, Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in 2014.

Our second peptide immunotherapy product candidate, GALE-301 (Folate Binding Protein, or “FBP”), is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with rhGM-CSF. Galena’s FBP vaccine is currently in a Phase 2 trial in ovarian cancer.

Expanding the Breadth, Depth and Pace of Our Pipeline

Our third product candidate, GALE-401 (anagrelide controlled release (CR)) was acquired on January 12, 2014. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of essential thrombocythemia (ET). GALE-401 is a reformulated, controlled release version of anagrelide that is currently only given as an immediate release (IR) version. Multiple Phase 1 studies in an approximately 90 healthy subjects have shown the drug to be effective at lowering platelet levels while reducing side effects that prevent patients from taking their therapy regularly. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable paradigm for approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the Phase 2 initiation in 2014.

In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Recent Developments (in reverse chronological order)

Department of Defense Grant for NeuVax Clinical Trial - We announced the Department of Defense will provide grant funding towards a new clinical trial with NeuVax to prevent breast cancer recurrence in high risk HER2 3+ patients..

On April 28, 2014, we announced the Department of Defense will provide grant funding towards a new clinical trial with NeuVax to prevent breast cancer recurrence in high-risk HER2 3+ patients. The grant, a Breast Cancer Research Program (BCRP) Breakthrough Award, was obtained by Elizabeth a Mittendorf, M.D., Associate Professor, Department of Surgical Oncology, The University of Texas MD Anderson Cancer Center who will oversee the investigator-sponsored trial. Galena will support the trial with study drug and funding and will have access to the research to support ongoing registrational studies. The study is anticipated to enroll 100 patients and cost approximately $3.0 million, which will be jointly funded by us(sponsoring approximately $1.75 million) and by the grant from the Department of Defense ($1.25 million).

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

On January 14, 2014, we announced a strategic development and commercialization partnership on NeuVax (nelipepimut-S) with Dr. Reddy's Laboratories Ltd. in India. We licensed commercial rights to Dr. Reddy's for NeuVax in breast and gastric cancers, in exchange for development and sales milestones, as well as double-digit royalties on sales. Dr. Reddy's is to lead the Phase 2 development of NeuVax in India in gastric cancer, significantly expanding the potential addressable patient population.

GALE-401 Acquisition - We acquired the worldwide rights to GALE-401 (Anagrelide CR), a controlled release formulation of anagrelide.

On January 13, 2014, we announced the acquisition of worldwide rights to GALE-401, (Anagrelide CR), a controlled release (CR) formulation of anagrelide. We expect to pursue the expedited 505(b)(2) regulatory pathway to seek approval of GALE-401 for the treatment of essential thrombocythemia (ET). The controlled release formulation is expected to decrease the adverse event rate relative to the approved product. We believe GALE-401 meets the qualifications for orphan drug status. GALE-401 has an estimated peak market size of approximately $200 million in the U.S.

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

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

For the three months ended March 31, 2014, our net loss was approximately $2.5 million compared with a net loss of $9.3 million for the three months ended March 31, 2013. The net loss decreased by $6.8 million, or approximately 73%, for the reasons discussed below.

Abstral is our first commercial product and revenue was recorded for the first time during the second half of 2013. We expect to continue to incur significant costs and expenses in connection with our commercialization of Abstral in the U.S. before we expect to realize a profit from the sale and distribution of Abstral. For these reasons, we expect our future results of operation to differ materially from our historical results.

Net Revenue

Net revenue for the three months ended March 31, 2014 and 2013, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change
Net revenue	$2,173	$—	$2,173

There was no revenue or net revenue during the three months ended March 31, 2013 given the launch of Abstral, our first and only commercial product, during the second half of 2013. We expect to net revenue to increase throughout 2014 based on anticipated increases in the number of Abstral prescriptions fulfilled, combined with the execution of programs which are expected to significantly reduce our gross-to-net revenue adjustments. We currently expect 2014 net revenue from the sale of Abstral of approximately $11 million to $15 million, but there is no assurance we will achieve our expectations.

Cost of Revenue and Amortization of Certain Acquired Intangible Assets

Cost of revenue and amortization of certain acquired intangible assets for the three months ended March 31, 2014 and 2013, respectively, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	% of net revenue	2013	% of net revenue
Cost of revenue (excluding amortization of certain acquired intangible assets:
Abstral royalties	$259	12%	$—	—
Direct product costs and related overhead	29	1%	—	—
Other cost of revenue	43	2%	—	—
Total cost of revenue	$331	15%	$—	—
Amortization of certain acquired intangible assets	$91	4%	$—	—

Cost of revenue, which excludes the amortization of certain acquired intangible assets, was $0.3 million for the three months ended March 31, 2014. Variable cost of revenue includes the royalty due to Orexo and product costs. Product related overhead and other cost of revenue are fixed in nature, and will decrease or increase as a percentage of net revenue as net revenue increases or decreases, respectively. There was no cost of revenue or amortization of certain acquired intangible assets during the three months ended March 31, 2013 given the launch of Abstral, our first and only commercial product, during the second half of 2013.

Amortization of certain acquired intangible assets was $0.1 million for the three months ended March 31, 2014. Amortization of certain acquired intangible assets is a non-cash variable cost based on net revenue during the period. There was no amortization of certain acquired intangible assets during the three months ended March 31, 2013 given the timing of the acquisition and launch of Abstral.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, including costs related to our Abstral Registry trial, and compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the three months ended March 31, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% Change
Research and development expense	$6,770	$5,081	33%

The increase in research and development expense in 2014 was primarily related to the ramp-up of our Phase 3 PRESENT clinical trial and the related patient enrollment efforts. We expect research and development expense related to our PRESENT trial to decrease in the second half of 2014 as we complete the enrollment phase of the trial and transition to the monitoring and follow-up phase. The expected decrease in costs could be partially offset by the increase in research and development expense related to our Phase 2 clinical trial of the GALE-401 program, which we currently expect to complete enrollment during 2014, and our Abstral Registry trial, which we currently expect to complete enrollment during the first half of 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Selling, general and administrative expense for the three months ended March 31, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% Change
Selling, general and administrative expense	$6,830	$1,530	346%

Selling, general and administrative expense increased during the last two quarters of 2013 and into the first quarter of 2014, primarily due to the establishment of our Abstral commercial sales force and marketing team, as well as other expenses related to the commencement of our commercial efforts and the launch of Abstral. Selling, general and administrative expense includes non-cash stock-based compensation expense of $1.5 million from and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% Change
Non-operating income (expense)	$9,313	$(5,444)	(271)%

The increase to our non-operating income (expense) in 2014 was primarily due to a decrease in the fair value of warrants accounted for as liabilities. This decrease in the estimated fair value of our warrant liabilities was primarily due to the decrease in our common stock price, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. The gain on the change in the fair value of warrants potentially settleable in cash was partially offset by $0.3 million in interest expense during the three months ended March 31, 2014, related to the debt financing we completed in May 2013, an expense not incurred during the three months ended March 31, 2013.

Income Taxes

For the three months ended March 31, 2014, there was no income tax benefit or expense recognized. For the three months ended March 31, 2013, we recognized an income tax benefit of $2.8 million. This benefit offset the tax impact related to the unrealized gain on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. We continue to maintain a full valuation allowance against our net deferred taxes.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $52.4 million as of March 31, 2014, compared with $47.8 million as of December 31, 2013, respectively.

The increase of approximately $4.6 million in our cash and cash equivalents from December 31, 2013 to March 31, 2014 was attributable primarily to $10.6 million in net proceeds from common stock warrant exercises and $4.1 million in net proceeds from common stock option exercises, partially offset by $8.0 million in cash used in operating activities and $2.0 million spent to purchase the worldwide rights to GALE-401.

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

We believe that our existing working capital is sufficient to fund our operations for greater than one year. There is no guarantee that we will generate sufficient revenue from the sale of Abstral to become profitable or that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenues or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $8.0 million for the three months ended March 31, 2014, compared with $5.3 million for the three months ended March 31, 2013. The increase in cash used in operating activities of approximately $2.7 million resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial and the addition of sales and marketing efforts for the launch of our first commercial product.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2014, compared with $10.1 million for the three months ended March 31, 2013. The decrease was primarily due to the $10.1 initial payment for Abstral rights during the three months ended March 31, 2013 compared to the $2.0 million spent during the three months ended March 31, 2014 to purchase the worldwide rights of GALE-401.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $14.7 million for the three months ended March 31, 2014, compared with $0.1 million for the three months ended March 31, 2013. The increase was primarily due to net proceeds of common stock warrant exercises of $10.6 million and net proceeds of common stock option exercises of $4.1 million during the three months ended March 31, 2014, compared with $0.1 million of net proceeds from common stock warrant exercises for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2013, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2013 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three months ended March 31, 2014. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.

We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage the latter risks by investing primarily in money market mutual funds.
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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
In addition to the complaints filed in February and March 2014 described in our Annual Report on Form 10-K filed with the SEC on March 17, 2014, in March and April 2014 three new purported shareholder derivative complaints-Klein v. Ahn, No. 3:14-cv-516 (D. Or.), Rathore v. Hillsberg, No. 3:14-cv-514 (D. Or.), and Zhang v. Hillsberg, No. 140403987 (Or. Cir. Ct.)-were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah and in the United States District Court for the District of Oregon. The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year.
On February 17, 2014, our board of directors formed a special committee of the board to conduct an internal investigation of the allegations in the foregoing complaints. The special committee has retained its own counsel to assist in its investigation.
Also, in March and April 2014, two new purported securities class action complaints-Jang v. Galena Biopharma, Inc., No. 3:14-cv-435 (D. Or.), and Baya v. Galena Biopharma, Inc., No. 3:14-cv-558 (D. Or.)-were filed against our company and certain of our officers and directors in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.
We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.
As previously reported by us, in February 2014, we learned that the SEC is investigating certain matters relating to our company and an outside investor-relations firm that we retained in 2013. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
In March and April 2014, we received demands (“220 Demands”) pursuant to Section 220 of the Delaware General Corporation Law (“Section 220”) from five purported stockholders of our company to inspect certain of our books and records. We are in discussions with opposing counsel regarding four of the five 220 Demands as having an improper purpose under Delaware law; we are still considering the fifth and most recent 220 Demands. Under Delaware law, a stockholder may bring an action to enforce a 220 Demand that has been rejected.
On March 18, 2014, the proponent of one of the 220 Demands commenced an action (the “220 Action”) against us in the Delaware Court of Chancery under Section 220 (Fuhs v. Galena Biopharma, Inc., No. 9457-ML (Del. Ch.)). In the 220 Action, the plaintiff seeks to inspect our books and records described in his 220 Demand. We intend to vigorously defend the 220 Action to the extent we believe it is for an improper purpose under Delaware law. The 220 Action has been set for trial on June 11, 2014.
At March 31, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carrier of the claims, and believe our insurance is sufficient to cover such claims.
Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees and other expenses in connection with these and our other pending legal and regulatory proceedings which could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

ITEM 1A. RISK FACTORS

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013, you should consider the following new or updated risk factor:

We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.

In February, March and April 2014, five purported shareholder derivative complaints-Fagin v. Ahn, No. 140202384 (Or. Cir. Ct.), Werbowsky v. Hillsberg, No. 3:14-cv-382 (D. Or.), Klein v. Ahn, No. 3:14-cv-516 (D. Or.), Rathore v. Hillsberg, No. 3:14-cv-514 (D. Or.), and Zhang v. Hillsberg, No. 140403987 (Or. Cir. Ct.) - were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah and in the United States District Court for the District of Oregon. The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year.
Also in March and April 2014, five purported securities class action complaints- Deering v. Galena Biopharma, Inc., No. 3:14-cv-367 (D. Or.), Hau v. Galena Biopharma, Inc., No. 3:14-cv-389 (D. Or.), Clavijo v. Galena Biopharma, Inc., No. 3:14-cv-410 (D. Or.), Baya v. Galena Biopharma, Inc., No. 3:14-cv-558 (D. Or.) and Jang v. Galena Biopharma, Inc., No. 3:14-cv-435 (D. Or.) - were filed against our company and certain of our officers in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.
We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.
As previously reported by us, in February 2014, we learned that the SEC is investigating certain matters relating to our company. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
In March and April 2014, we received demands (“220 Demands”) pursuant to Section 220 of the Delaware General Corporation Law (“Section 220”) from five purported stockholders of our company to inspect certain of our books and records. We are in discussions with opposing counsel regarding four of the five 220 Demands; we are still considering the fifth and most recent 220 Demands. Under Delaware law, a stockholder may bring an action to enforce a 220 Demand that has been rejected.
On March 18, 2014, the proponent of one of the 220 Demands commenced an action (the “220 Action”) against us in the Delaware Court of Chancery under Section 220 (Fuhs v. Galena Biopharma, Inc., No. 9457-ML (Del. Ch.)). In the 220 Action, the plaintiff seeks to inspect our books and records described in his 220 Demand. The 220 Action has been set for trial on June 11, 2014.
At March 31, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carrier of the claims, and believe our insurance is sufficient to cover such claims.
Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees and other expenses in connection with these and our other pending legal and regulatory proceedings which could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

ITEM 5. OTHER INFORMATION

Executive Employment Agreement

On May 1, 2014, we entered into an employment agreement with Ryan M. Dunlap, pursuant to which he will serve as our Vice President and Chief Financial Officer. The employment agreement may be terminated at any time by us or Mr. Dunlap, with or without “cause” (as defined in the employment agreement).
Under the employment agreement, Mr. Dunlap is entitled to receive an annual base salary of $275,000 and will be eligible to: (i) receive an annual bonus (as determined by the Compensation Committee of our board of directors) of up to 30% of his annual base salary; and (ii) participate in all employee benefit plans in effect for our employees from time to time.
Mr. Dunlap’s employment agreement further provides that in the event we terminate his employment without “cause,” he is will be entitled to continue receiving his then current annualized base salary for a period of six months following the termination.
Director Compensation
In our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on March 17, 2014, we disclosed the appointment to our board of directors, and to the special committee of our board described therein, of Irving M. Einhorn, and that Mr. Einhorn would be compensated for his services as a director and a member of the special committee in the same manner as our other directors and special committee member.
On April 18, 2014, our board of directors determined to grant to Mr. Einhorn a stock option to purchase 100,000 shares of our common stock at an exercise price of $1.80 per share, which equaled the closing sale price of our common stock on April 18, 2014 as reported on The Nasdaq Capital Market. The option will vest and become exercisable in four equal quarterly installments of 25,000 shares beginning on the first quarterly anniversary of the grant date. The option has a ten-year term and is exercisable for two years following termination of service as a member of our board of directors, unless Mr. Einhorn’s service were to be terminated for cause, in which case the option would terminate immediately. The grant is consistent with our usual stock option awards to newly-elected or newly-appointed directors.
Also on April 18, 2014, our board of directors approved the payment to the members of the special committee of our board of a monthly cash fee of $20,000, and fees of $2,000 (chairman) and $1,500 (member), respectively, for each special committee meeting for their service on the special committee.
In accordance with our amended and restated certificate of incorporation, at the request of our President and Chief Executive Officer and three of our other directors, we have agreed to advance reasonable legal expenses incurred by them in connection with the claims and proceedings described under “Legal Proceedings” above in this section, subject to their undertaking to repay such fees and expenses if it is eventually determined that they are not entitled to indemnification in connection with the claims or proceedings.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Unit Purchase Agreement, dated as of January 12, 2014, between Galena Biopharma, Inc. and Mills Pharmaceuticals, LLC.+(1)

4.9	Registration Rights Agreement, dated January 12, 2014, between Galena Biopharma, Inc. and each former owner of membership units of Mills Pharmaceuticals, LLC.(1)

10.1	Employment letter agreement, effective May 1, 2014, between Galena Biopharma, Inc. and Ryan M. Dunlap.*

10.2	License and Development Agreement, dated January 13, 2014 between Galena Biopharma, Inc. and Dr. Reddy's Laboratories, Ltd.+(1)

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D.

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D., and Ryan M. Dunlap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.

(1)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 17, 2014 (File No. 001-33958) and incorporated by reference herein.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. confidential portions of the exhibit have been omitted and have been marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn

Mark J. Ahn, Ph.D.
President and Chief Executive Officer

Date: May 6, 2014

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President and Chief Financial Officer

Date: May 6, 2014