Form 10-Q
period 2014-06-30
Galena Biopharma, Inc.
filed 2014-08-11
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, Galena Biopharma, Inc. had outstanding 118,205,165 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED JUNE 30, 2014

PART I
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,162	$47,787
Restricted cash	200	200
Accounts receivable	2,152	3,683
Inventories	433	386
Prepaid expenses	1,737	1,399
Total current assets	43,684	53,455
Equipment and furnishings, net	623	665
In-process research and development	12,864	12,864
Abstral rights, net	14,784	14,979
GALE-401 rights	2,315	—
Goodwill	5,898	5,898
Deposits and other assets	108	115
Total assets	$80,276	$87,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,036	$2,660
Accrued expenses and other current liabilities	11,789	8,667
Current maturities of capital lease obligations	6	6
Fair value of warrants potentially settleable in cash	15,506	48,965
Current portion of long-term debt	4,076	2,149
Total current liabilities	33,413	62,447
Capital lease obligations, net of current maturities	19	26
Deferred tax liability	5,053	5,053
Contingent purchase price consideration	7,477	6,821
Long-term debt, net of current portion	6,003	7,743
Total liabilities	51,965	82,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 118,812,687 shares issued and 118,137,687 shares outstanding at June 30, 2014; 110,100,701 shares issued and 109,425,701 shares outstanding at December 31, 2013	11	10
Additional paid-in capital	233,501	188,600
Accumulated deficit	(201,352)	(178,875)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	28,311	5,886
Total liabilities and stockholders’ equity	$80,276	$87,976

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$2,331	$—	$4,504	$—
Costs and expenses:
Cost of revenue (excluding amortization of certain acquired intangible assets)	347	—	678	—
Research and development	8,069	5,276	14,839	10,357
Selling, general, and administrative	9,600	2,710	16,430	4,240
Amortization of certain acquired intangible assets	98	—	189	—
Total costs and expenses	18,114	7,986	32,136	14,597
Operating loss	(15,783)	(7,986)	(27,632)	(14,597)
Non-operating income (expense):
Change in fair value of warrants potentially settleable in cash	(3,353)	(518)	6,439	(5,521)
Interest income (expense), net	(314)	(186)	(628)	(181)
Other income (expense)	(491)	634	(656)	188
Total non-operating income (expense), net	(4,158)	(70)	5,155	(5,514)
Loss before income taxes	(19,941)	(8,056)	(22,477)	(20,111)
Income tax expense (benefit)	—	1,541	—	(1,221)
Net loss	$(19,941)	$(9,597)	$(22,477)	$(18,890)
Net loss per common share:
Basic and diluted net loss per share	$(0.17)	$(0.11)	$(0.19)	$(0.23)
Weighted-average common shares outstanding: basic and diluted	118,083,988	83,656,184	117,154,099	83,331,059
Comprehensive loss
Net loss	$(19,941)	$(9,597)	$(22,477)	$(18,890)
Reclassification of unrealized gain upon sale of marketable securities	—	(795)	—	(795)
Unrealized gain (loss) on marketable securities	—	(3,128)	—	3,903
Tax effect of reclassification of unrealized gain upon sale of marketable securities	—	312	—	312
Tax effect of unrealized gain on marketable securities	—	1,229	—	(1,533)
Total comprehensive loss	$(19,941)	$(11,979)	$(22,477)	$(17,003)
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2013	110,100,701	$10	$188,600	$(178,875)	$(3,849)	$5,886
Issuance of common stock upon exercise of warrants	5,463,227	1	37,604	—	—	37,605
Issuance of common stock in connection with employee stock purchase plan	48,402	—	91	—	—	91
Stock based compensation for directors and employees	—	—	2,978	—	—	2,978
Stock based compensation for services	—	—	158	—	—	158
Exercise of stock options	3,200,357	—	4,070	—	—	4,070
Net loss	—	—	—	(22,477)	—	(22,477)
Balance at June 30, 2014	118,812,687	$11	$233,501	$(201,352)	$(3,849)	$28,311

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,477)	$(18,890)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	461	41
Gain on sale of marketable securities	—	(578)
Deferred taxes	—	(1,221)
Non-cash stock-based compensation	3,136	615
Fair value of common stock warrants issued in exchange for services	—	—
Fair value of common stock issued in exchange for services	—	262
Change in fair value of common stock warrants	(6,439)	5,521
Change in fair value of contingent consideration	656	387
Changes in operating assets and liabilities:
Accounts receivable	1,531	—
Inventories	(47)	(352)
Prepaid expenses and other assets	(339)	151
Accounts payable	(624)	116
Accrued expenses and other current liabilities	3,122	1,494
Net cash used in operating activities	(21,020)	(12,454)
Cash flows from investing activities:
Change in restricted cash	—	(1)
Cash paid for acquisition of Abstral rights	—	(10,083)
Cash paid for acquisition of GALE-401 rights	(2,315)	—
Proceeds from sale of marketable securities	—	578
Cash paid for purchase of equipment and furnishings	(29)	(450)
Net cash used in investing activities	(2,344)	(9,956)
Cash flows from financing activities:
Net proceeds from exercise of stock options	4,070	—
Proceeds from exercise of warrants	10,585	630
Proceeds from common stock issued in connection with ESPP	91	44
Net proceeds from issuance of long-term debt	—	9,865
Repayments of capital lease obligations	(7)	(17)
Net cash provided by financing activities	14,739	10,522
Net decrease in cash and cash equivalents	(8,625)	(11,888)
Cash and cash equivalents at the beginning of period	47,787	32,807
Cash and cash equivalents at end of period	$39,162	$20,919

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$10	$—
Cash paid during the periods for interest	$423	$53
Supplemental disclosure of non-cash investing and financing activities:
Future payment for Abstral rights included in accrued expenses	$—	$5,000
Reclassification of warrant liabilities upon exercise	$27,020	$1,207
Common stock issued in settlement of contingent purchase price consideration	$—	$1,000
Change in fair value of marketable securities	$—	$3,108
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted treatments that address major unmet medical needs to advance cancer care. Our strategy is to build value for patients and shareholders by establishing and expanding our commercial capabilities, developing novel cancer immunotherapies, and expanding the breadth, depth, and pace of our pipeline.

Establishing and Expanding Commercial Capabilities

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is approved for the treatment of breakthrough cancer pain (BTcP) which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the U.S. Food and Drug Administration (FDA), as a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a sublingual tablet which is designed to dissolve under the tongue in seconds, provide relief of breakthrough pain within minutes, and match the duration of the pain episode. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Galena manufactures and markets Abstral in the United States through its commercial organization.

In July 2014 we expanded our commercial portfolio through the licensing from MonoSol Rx, LLC (MonoSol”) of our second commercial product, Zuplenz® (ondansetron) Oral Soluble Film, which is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also approved in pediatric patients for moderately emetogenic CINV. Nausea and vomiting are two of the most common side-effects experienced by patients receiving chemotherapy or radiation, as well as post-surgery patients. It is estimated that up to 90% of chemotherapy and up to 80% of radiotherapy patients will experience CINV and RINV, respectively.

Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than thirty seconds. This eliminates the burden of swallowing pills during periods of emesis and in cases of oral irritation, therefore increasing patient adherence and reducing emergency room visits and hospitalization due to a lack of patient compliance or the patient's inability to keep the medication down without vomiting. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. MonoSol will exclusively manufacture Zuplenz for marketing by Galena in the United States through its expanded commercial organization.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our lead immunotherapy product candidate, NeuVaxTM (nelipepimut-S) is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast carcinoma. In this case, approximately 25% of resectable node-positive breast cancer patients, despite having no evidence of disease following surgery and chemo/radiation therapy, will still relapse within three years. Increased presence of circulating tumor cells (CTCs) indicate decreased Disease Free Survival (DFS) and Overall Survival (OS), suggesting a dormancy of isolated micrometastases that over time lead to recurrence. The nelipepimut sequence stimulates specific cytotoxic T lymphocytes (CTLs) following binding to HLA-A2 or A3 molecules on antigen presenting cells (APC) to elicit a robust, specific and durable killer CD8+ CTL response. These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. We currently have four ongoing or planned trials with NeuVax:

•
Phase 3 Ongoing: Based on our Phase 2 trial, the FDA granted NeuVax a Special Protocol Assessment (SPA) for its Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is enrolling HER2 1+ and 2+ patients globally. Additional information on the study can be found at www.neuvax.com.

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

•
Phase 2 Planned: In January 2014, we partnered NeuVax with Dr. Reddy’s in India for the commercialization of NeuVax in that region. Per the agreement, Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in early 2015.

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

Expanding the Breadth, Depth and Pace of Our Pipeline

Our third product candidate, GALE-401 (anagrelide controlled release (CR)) was acquired on January 12, 2014. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of patients with myeloproliferative neosplasms, including essential thrombocythemia (ET) to lower abnormally elevated platelet levels. GALE-401 is a reformulated, controlled release version of anagrelide that is currently only given as an immediate release (IR) version. Multiple Phase 1 studies in approximately 90 healthy subjects have shown the drug to be effective at lowering platelet levels while reducing side effects that prevent patients from taking their therapy regularly. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for GALE-401 development, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has demonstrated the targeted PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the Phase 2 initiation in 2014.

In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Galena pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Unless the context otherwise indicates, references in these notes to the “company,” “we,” “us” or “our” refer (i) to Galena, our wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our wholly owned subsidiary, Mills Pharmaceuticals, Inc. or "Mills."

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

Accounts Receivable - The company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs analysis to evaluate accounts receivables to ensure recorded amounts reflect estimated net realizable value.
Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of June 30, 2014, the company had inventories of $433,000, consisting of $233,000 of work-in-process and $200,000 of finished goods. As of December 31, 2013, the company had inventories of $386,000 consisting of $270,000 of work-in-process and $116,000 of finished goods.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets.

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

Intangible assets not considered indefinite-lived are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. The company’s policy is to identify and record impairment losses, if necessary, on intangible assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts.

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, as well as assets not considered to be indefinite-lived, and has determined that there has been no impairment to these assets as of June 30, 2014.

Revenue Recognition - The company recognizes revenue from the sale of Abstral. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

We sell Abstral product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or our "customers," subject to rights of return. We recognize Abstral product sales at the time title transfers to our customer, and provide allowances for estimated future product returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program benefits and other deductions as needed. The company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the company will be required to make adjustments to these allowances in the future.

Returns - The company estimates future returns based on historical return information, as well as information regarding prescription information and sell-through trends, in relation to the estimated amount of product in the sales channels and product expiration dates. The allowance for returns is recorded as a reduction to revenue in the period in which the revenue is recognized, with a corresponding allowance against accounts receivable.

Prompt Pay Discounts - As an incentive for prompt payment, the company offers a cash discount to customers, which is generally 2% of gross sales. The company expects that all customers will comply with the contractual terms to earn the discount. The company records prompt pay discounts as a reduction to revenue in the period in which the revenue is recognized, with a corresponding allowance against accounts receivable.

Wholesaler Discounts - The company offers discounts on sales to wholesalers and distributors based on contractually determined rates. The company accrues the discount as a reduction of receivables due from the wholesalers upon shipment to the respective wholesale distributors and retail pharmacies and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Rebates - The company participates in certain rebate programs, which provide discounted prescriptions to members of certain managed care organizations, group purchasing organizations and specialty pharmacies. Under these rebate programs, the company pays the rebates generally two to three months after the end of the quarter in which prescriptions subject to the rebate are filled. The company estimates and accrues these rebates based on current contract prices, historical and estimated future percentages of product sold to qualifying member pharmacies and estimated levels of inventory in the distribution channel. Rebates are recognized as a reduction to revenue in the period that the related revenue is recognized, with a corresponding liability in accrued expenses and other current liabilities.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Chargebacks - The company provides discounts primarily to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid or Medicare contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the company the difference between the current retail price and the price the entity paid for the product. The company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historic chargeback activity. Chargebacks are recognized as a reduction of revenue in the period the related revenue is recognized, with a corresponding allowance against accounts receivable.

Patient Assistance Programs - The company offers discount card programs to patients for Abstral in which patients receive discounts on their Abstral prescriptions that are reimbursed by the company. The company estimates the total amount that will be recognized based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognizes the discount as a reduction of revenue and as an other current liability (see Note 3) in the same period the related revenue is recognized.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of June 30, 2014, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

Contingent Purchase Price Consideration — Contingent consideration in business combinations is recorded at the estimated fair value as of the acquisition date. The fair value of the contingent consideration is re-measured at each reporting period with any adjustments in fair value included in our consolidated statement of comprehensive loss.

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

For stock options and warrants granted as consideration for services rendered by non-employees, the company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “ Equity Based Payments to Non- Employees.” Non-employee option and warrant grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to vesting, the value of these options and warrants, as calculated using the Black-Scholes option-pricing model, is re-measured using the fair value of the company’s common stock and the non-cash compensation recognized during the period is adjusted accordingly. Since the fair market value of options and warrants granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Research and Development Expenses — Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services and overhead related to our research and development departments, and clinical trial expenses.

Clinical trial expenses include direct costs associated with contract research organizations (CROs), as well as patient-related costs at sites at which our trials are being conducted.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

There was no income tax expense or benefit for the three and six months ended June 30, 2014. For the three months ended June 30, 2013, we recognized income tax expense of $1,541,000. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. For the six months ended June 30, 2013, we recognized an income tax benefit of 1,221,000, which offsets the tax impact related to the unrealized gain on our marketable securities. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of June 30, 2014, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. The company maintains significant cash and cash equivalents at two financial institutions that are in excess of federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which are classified as available-for-sale. The value of the marketable securities held by the company at June 30, 2013 was approximately $5,786,000, based on quoted market prices of the securities. The company fully liquidated its position in marketable securities during the year ended December 31, 2013.

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

The company categorized its cash equivalents as Level 1. The valuations for Level 1 were determined based on a “market approach” using quoted prices in active markets for identical assets. Valuation of these assets does not require a significant degree of judgment. The company categorized its warrants potentially settleable in cash as Level 2 inputs. The warrants are measured at market value on a recurring basis and are being marked to market each quarter-end until they are completely settled. The warrants are valued using an appropriate pricing model, using assumptions consistent with our application of ASC 718. The contingent purchase price consideration is categorized as Level 3 inputs and is measured at its estimated fair value on a recurring basis and is adjusted at each quarter-end until it is completely settled. The contingent purchase price consideration is valued based on the expected timing of milestones, the expected probability of success for each milestone and discount rates based on a corporate debt interest rate index publicly issued.

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	June 30, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$36,997	$36,997	$—	$—
Total assets measured and recorded at fair value	$36,997	$36,997	$—	$—
Liabilities:
Warrants potentially settleable in cash	$15,506	$—	$15,506	$—
Contingent purchase price consideration	7,477	—	—	7,477
Total liabilities measured and recorded at fair value	$22,983	$—	$15,506	$7,477

Description	December 31, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$42,349	$42,349	$—	$—
Total assets measured and recorded at fair value	$42,349	$42,349	$—	$—
Liabilities:
Warrants potentially settleable in cash	$48,965	$—	$48,965	$—
Contingent purchase price consideration	6,821	—	—	6,821
Total liabilities measured and recorded at fair value	$55,786	$—	$48,965	$6,821

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2014 or 2013. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2014 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2014	$6,821
Change in the estimated fair value of the contingent purchase price consideration	656
Balance at June 30, 2014	$7,477

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Clinical trial costs	$5,108	$3,109
Professional fees	2,343	713
Patient assistance programs and rebates	2,305	2,618
Compensation and related benefits	1,683	1,999
Royalties	280	158
Interest expense	70	70
Accrued expenses and other current liabilities	$11,789	$8,667

4. Long-term Debt

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

5. Legal Proceedings, Commitments and Contingencies
Legal Proceedings
In addition to the complaints described in our Annual Report on Form 10-K filed with the SEC on March 17, 2014, and our Quarterly Report filed with the SEC on May 6, 2014, five additional shareholder derivative complaints were filed against the company, as nominal defendant, and certain of our officers and directors in the Delaware Court of Chancery. On July 22, 2014, all of the pending derivative complaints in the Delaware Court of Chancery were consolidated in the matter of In re Galena Biopharma, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 9715-VCN (Del. Ch.). The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by the company or on our behalf and sales of our common stock by the officers and directors in January and February of this year, improper stock option grants and excessive compensation of our non-employee directors.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As previously reported, on February 17, 2014, our board of directors formed a special committee of the board to conduct an internal investigation of certain of the allegations in the foregoing complaints, and the special committee retained its own counsel to assist in its investigation. The special committee has completed its investigation, and on July 21, 2014, our board appointed Irving M. Einhorn as a special litigation committee in order to make any and all determinations with respect to the complaints and take all actions he deems necessary or appropriate regarding the claims made in the complaints.
Also, as previously reported, five purported securities class actions are currently pending in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above. Consolidation of the class actions and appointment of lead plaintiff are currently pending.
We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. At June 30, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carrier of the claims, and believe our insurance is sufficient to cover such claims.

Commitments

On January 12, 2014, we acquired exclusive worldwide license to develop and commercialize GALE‑401 (anagrelide CR), a patented, controlled-release formulation of anagrelide, through our acquisition of Mills Pharmaceuticals, LLC (“Mills”) under a unit purchase agreement. Under the terms of the unit purchase agreement, we made an up-front cash payment of $2 million to the former Mills owners and also agreed to make additional contingent payments to the former owners upon the achievement of certain development milestones relating to GALE‑401, including 2,000,000 shares of our common stock upon initiating the first clinical trial of GALE‑401 in patients with essential thrombocythemia, or “ET,” and an additional 2,000,000 shares upon initiating a Phase 3 clinical study of GALE‑401. The number of shares issuable upon the milestones is subject to increase based on a formula specified in the purchase agreement, up to a maximum of 3,000,000 shares for each milestone, in the event the five‑day average trailing closing price of our common stock (the “Average Price”) is less than $4.84 at the time the applicable milestone is achieved. Similarly, the number of shares issuable upon achievement of the milestones is subject to decrease based on such formula if the Average Price exceeds $6.84 at the time of achievement of the applicable milestone.

We expect to achieve the milestone relating to the initiation of the first clinical trial of GALE-401 in the third quarter of 2014; however, given the volatility of our stock price and its effect on the value of the shares to be issued by us, the amount of the milestone payment could not be reasonably estimated as of June 30, 2014. We will record as an addition to the GALE-401 intangible asset the fair value of the shares delivered in payment of each milestone under the Mills unit purchase agreement. The addition to the intangible asset for the fair value of the shares will increase our additional paid-in capital by the same amount. The milestone payments will have no effect on our net loss.

6. Stockholders’ Equity

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

September 2013 Underwritten Public Offering - On September 18, 2013 the company closed an underwritten public offering of 17,500,000 units at a price to the public of $2.00 per unit for gross proceeds of $35 million (the "September 2013 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.35 of a share of common stock at an exercise price of $2.50 per share. The September 2013 Offering included an over-allotment option for the underwriters to purchase an additional 2,625,000 shares of common stock and/or warrants up to 918,750 shares of common stock. On September 23, 2013, the underwriters exercised their over-allotment option in full. The additional gross proceeds to the company as a result of the full exercise of the over-allotment option were approximately $5.2 million. The total net proceeds of the September 2013 offering, including the exercise of the over-allotment option, were $37.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the company.

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of June 30, 2014
Warrants outstanding	9,460
Stock options outstanding	10,166
Options reserved for future issuance under the Company’s 2007 Incentive Plan	1,592
Shares reserved for future issuance under the Employee Stock Purchase Plan	708
Total reserved for future issuance	21,926

7. Warrants

The following is a summary of warrant activity for the six months ended June 30, 2014 (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2014	6,442	4,917	1,158	176	290	978	889	14,850
Granted	—	—	—	—	—	—	300	300
Exercised	(2,469)	(1,882)	(543)	—	(265)	(62)	(469)	(5,690)
Outstanding, June 30, 2014	3,973	3,035	615	176	25	916	720	9,460
Expiration	September 2018	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2014-2020

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

	As of June 30, 2014
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.22	3.48	2.81	1.68	1.74	0.09
Volatility %	75.31%	76.81%	79.00%	85.16%	84.25%	79.88%
Risk-free rate %	1.33%	1.06%	0.80%	0.35%	0.38%	0.02%

	As of December 31, 2013
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.72	3.98	3.31	2.18	2.24	0.59
Volatility %	71.97%	71.38%	71.71%	73.45%	73.36%	66.85%
Risk-free rate %	1.61%	1.25%	0.93%	0.45%	0.47%	0.11%

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

The changes in fair value of the warrant liability for the six months ended June 30, 2014 were as follows (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2014	$22,950	$18,060	$5,069	$763	$945	$1,178	$48,965
Fair value of warrants exercised	(12,713)	(10,081)	(2,905)	—	(1,159)	(162)	(27,020)
Change in fair value of warrants	(2,745)	(2,006)	(615)	(330)	257	(1,000)	(6,439)
Warrant liability, June 30, 2014	$7,492	$5,973	$1,549	$433	$43	$16	$15,506

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8. Stock-Based Compensation

Options to Purchase Shares of Common Stock — The company follows the provisions ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

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

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of comprehensive loss for the three months and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$187	$145	$347	$258
Selling, general, and administrative	1,265	374	2,789	625
Total stock-based compensation	$1,452	$519	$3,136	$883

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk free interest rate	2.02%	1.35%	2.03%	1.25%
Volatility	79.76%	78.18%	79.64%	77.66%
Expected lives (years)	6.15	6.25	6.16	6.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the three months and six months ended June 30, 2014 was $1.43 per share and $1.79 per share, respectively.

The company’s expected common stock price volatility assumption is based upon the company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the company’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero, because the company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The company has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and zero for non-employee directors. The company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

As of June 30, 2014, there was $7,936,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.62 years.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2014, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 10,166,000 shares subject to outstanding common stock options granted under the plan and 1,592,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2014	13,159	$2.73	$—
Granted	835	2.57	—
Exercised	(3,328)	1.30	13,207
Cancelled	(500)	2.13	544
Outstanding at June 30, 2014	10,166	$3.21	$6,308
Options exercisable at June 30, 2014	4,841	$3.64	$2,755

The aggregate intrinsic values of outstanding and exercisable options at June 30, 2014 were calculated based on the closing price of the company’s common stock as reported on The NASDAQ Capital Market on June 30, 2014 of $3.06 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

Note 9. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized gain on sale of marketable securities	$—	$578	$—	$578
Change in fair value of the contingent purchase price liability	(490)	56	(656)	(387)
Miscellaneous other income (expense)	(1)	—	—	(3)
Total other income (expense)	$(491)	$634	$(656)	$188

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2014	2013
Warrants to purchase common stock	9,460	12,405
Options to purchase common stock	10,166	9,972
Total	19,626	22,377

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

On January 12, 2014, we acquired worldwide rights to anagrelide controlled release (CR) formulation, which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC ("Mills") (see Note 5), and Mills became a wholly owned subsidiary. GALE-401 contains the active ingredient anagrelide, an FDA-approved product that has been in use since the late 1990s for the treatment of essential thrombocythemia (ET). Mills holds an exclusive license to develop and commercialize anagrelide CR formulation, pursuant to a license agreement with BioVascular, Inc. Under the terms of the license agreement, Mills has agreed to pay BioVascular, Inc. a mid-to-low single digit royalty on net revenue from the sale of licensed products as well as future cash milestone payments based on the achievement of specified regulatory milestones. Mills is also responsible for patent prosecution and maintenance.

12. Significant Customers and Concentration of Credit Risk

The company is engaged in the business of developing and commercializing pharmaceutical products. As of June 30, 2014, the company had one active commercial product, Abstral, available in six dosing strengths, and all sales reported are in the United States.

Sales to the following customers represented 10% or more of net revenue during at least one of the periods are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2014	2013	2014	2013
Customer A	38%	—%	45%	—%
Customer B	31%	—%	22%	—%
Customer C	7%	—%	10%	—%
Customer D	14%	—%	8%	—%
Customer E	5%	—%	10%	—%

The following customers represented 10% or more of total accounts receivable as of at least one of the balance sheet dates presented:

	June 30, 2014	December 31, 2013
Customer	(Unaudited)
Customer A	28%	25%
Customer B	45%	11%
Customer C	6%	54%
Customer D	11%	7%

Our gross revenue is affected by the timing of customer orders, which timing sometimes results in quarter-to-quarter fluctuations in gross revenue. From time to time we have offered favorable pricing and extended payment terms to new wholesale distributor customers as an incentive to place initial Abstral orders. In the second quarter of 2014, we afforded such incentives to one of our principal customers with respect to an order from which we recognized approximately $1.5 million of gross revenue (ex-manufacturer), or approximately $0.9 million of net revenue.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

13. Subsequent Events

The company evaluated all events or transactions that occurred after June 30, 2014 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events, except as follows:.

On July 17, 2014, we entered into a definitive license and supply agreement with MonoSol Rx, LLC (MonoSol) for the U.S. commercial rights to Zuplenz® (ondansetron) Oral Soluble Film, an FDA approved product for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). In exchange for the U.S. rights to Zuplenz, in connection with the effectiveness of the license and transfer to us of the New Drug Application (NDA) for Zuplenz, we will pay MonoSol a total of $5 million in cash and shares of our common stock. In addition to these payments, we will pay MonoSol $0.5 million upon the earlier of (a) the occurrence of a specified managed care milestone and (b) December 31, 2014, (ii) $0.25 million within 30 days after MonoSol’s payment of applicable fees relating to the notice of allowance by the United States Patent and Trademark Office of a U.S. patent with composition claims covering Zuplenz that extend beyond 2028, (iii) future cash milestone payments based on our achievement of specified “net sales” of Zuplenz, and (iv) a double-digit royalty on future “net sales.”

Under the terms of the license agreement, we assumed responsibility for the commercialization of Zuplenz and for all regulatory and reporting matters in the U.S. We also agreed in the license and supply agreement to use our best commercial efforts to begin commercializing Zuplenz in the U.S. on or before December 31, 2014 in accordance with a joint commercialization plan to be established by the company and MonoSol. We also agreed that, until net sales of Zuplenz exceed a specified minimum amount or a competing product has been approved by the FDA and is placed into the market for sale, we will maintain a specified minimum number of field sales force personnel on specified terms.

Under the license and supply agreement, MonoSol has the exclusive right to supply all of our requirements for Zuplenz, subject to certain conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, Inc., or "Mills."

This management’s discussion and analysis of financial condition as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 17, 2014.

The discussion and analysis below includes certain forward-looking statements related to the commercialization of our products in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of our product commercialization and development activities, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, including the uncertainties and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A. of this report, that could cause our actual commercialization efforts, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted treatments that address major unmet medical needs to advance cancer care.

Our strategy is to build value for patients and shareholders by:

•	Achieving revenue goals for Abstral® (fentanyl) sublingual tablets, for which we acquired the U.S. rights in March 2013 and launched in the fourth quarter of 2013;

•	Launching Zuplenz® (ondansetron) Oral Soluble Film in the U.S. during the first quarter of 2015;

•
Completing the pivotal Phase 3 randomized, multicenter PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study of our lead product candidate, NeuVax™ (nelipepimut-S) in 700 patients under a U.S. Food and Drug Administration (FDA)-approved Special Protocol Assessment (SPA);

•
Supporting our investigators with completion of the Phase 2b randomized, multicenter, investigator-sponsored clinical trial in 300 HER2 1+ and 2+ breast cancer patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche);

•
Supporting our investigators with initiation and completion of the Phase 2 randomized, multicenter, investigator-sponsored trial to study NeuVax in combination with Herceptin in high-risk HER2 3+ breast cancer patients who have received neoadjuvant therapy;

•	Supporting our partner, Dr. Reddy’s Laboratories' initiation and completion of the Phase 2 gastric cancer trial with NeuVax in India;

•	Completing the Phase 2 clinical trial of GALE-301 (folate binding protein (FBP)) cancer immunotherapy in ovarian and endometrial cancer;

•	Completing a Phase 2 clinical trial with GALE-401 (anagrelide controlled release (CR)) in patients with myeloproliferative neoplasms, including essential thrombocythemia (ET); and

•	Pursuing strategic alliances and acquisitions of other therapeutic products to complement our existing product pipeline and commercialization capabilities.

Establishing and Expanding Commercial Capabilities

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP) which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the U.S. Food and Drug Administration (FDA), as a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds, provide relief of breakthrough pain within minutes, and match the duration of the pain episode. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Galena manufactures and markets Abstral in the U.S. through its commercial organization.

In July 2014 we expanded our commercial portfolio through the licensing from MonoSol of our second commercial product, Zuplenz® (ondansetron) Oral Soluble Film, which is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV) in adult patients. Zuplenz is also approved in pediatric patients for moderately emetogenic CINV. Nausea and vomiting are two of the most common side-effects experienced by post-surgery patients and patients receiving chemotherapy or radiation. It is estimated that up to 90% of chemotherapy and up to 80% of radiotherapy patients will experience CINV and RINV, respectively

Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than thirty seconds. This eliminates the burden of swallowing pills during periods of emesis and in cases of oral irritation, therefore increasing patient adherence and reducing emergency room visits and hospitalization due to a lack of patient compliance or the patient's inability to keep the medication down without vomiting. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. MonoSol will exclusively manufacture Zuplenz for marketing by Galena in the United States through its expanded commercial organization.

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

Our lead immunotherapy product candidate, NeuVax™ (nelipepimut-S) is being developed for the prevention of cancer recurrence in HER2 expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. Data has shown that an increased presence of circulating tumor cells (CTCs) predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, lead to recurrence. After binding to the HLA A2/A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

NeuVax is a targeted cancer immunotherapy for approximately 30,000-40,000 of the 230,000 breast cancer patients annually diagnosed in the US who are at high risk of their breast cancer recurring, which we refer to as “disease recurrence,” after becoming disease free (or becoming a “survivor”) with standard therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease profile: HER2 immunohistochemistry (IHC) 1+/2+ (protein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes who which represents 65% of population). These patients represent a significant unmet medical need, since as many as 80% of breast cancer patients do not qualify for Herceptin® therapy. Up to 25% of resectable node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, still relapse within three years following diagnosis. These cancer patients presumably still had isolated, undetected tumor cells also known as circulating tumor cells which, over time, led to a recurrence of cancer, either in the breast area (local recurrence) or at a remote location (metastatic disease).

We currently have four ongoing or planned trials with NeuVax:

•
Phase 3: Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study. The PRESENT trial is a double-blind, randomized, international trial enrolling HER2 1+ and 2+ patients and is currently ongoing globally under a Special Protocol Assessment (SPA) granted by the FDA.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is currently enrolling HER2 1+ and 2+, node positive, and high-risk node negative patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

•
Phase 2 Planned: A randomized, multicenter, investigator-sponsored Phase 2 trial is expected to initiate in 2014 and enroll high-risk HER2 3+ patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche). High-risk is defined as having received neoadjuvant therapy with an approved regimen that includes trastuzumab but not obtaining a pathological response at surgery, or those who undergo surgery as a first intervention and are found to be pathologically node-positive.

•
Phase 2 Planned: In January 2014, we partnered NeuVax with Dr. Reddy’s Laboratories in India for the commercialization of NeuVax in that region. Per the agreement, Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in 2014.

Our second peptide immunotherapy product candidate, GALE-301 (Folate Binding Protein, or “FBP”), is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. FBP is a highly immunogenic peptide that can stimulate CTLs to recognize and destroy preclinical FBP-expressing cancer cells. The FBP vaccine consists of the FBP peptide(s) combined with rhGM-CSF. Galena’s GALE-301 vaccine is currently in a Phase 2 trial in ovarian cancer.

Expanding the Breadth, Depth and Pace of Our Pipeline

Our third product candidate, GALE-401 (anagrelide controlled release (CR)) was acquired on January 12, 2014. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of patients with myeloproliferative neosplasms, including essential thrombocythemia (ET) to lower platelet counts. GALE-401 is a reformulated, controlled release version of anagrelide that is currently only given as an immediate release (IR) version. Multiple Phase 1 studies in approximately 90 healthy subjects have shown the drug to be effective at lowering platelet levels while reducing side effects that prevent patients from taking their therapy regularly. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for GALE-401 development, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has demonstrated the targeted PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the Phase 2 initiation in 2014.

In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Recent Developments (in reverse chronological order)

Licensed U.S. Commercial Rights to Zuplenz - We announced an agreement to license the U.S. commercial rights to Zuplenz (ondansetron).

On July 22, 2014, we announced a definitive agreement to license the U.S. rights for the commercial product, Zuplenz (ondansetron) Oral Soluble Film. Zuplenz is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also approved in pediatric patients for moderately emetogenic CINV. Nausea and vomiting are two of the most common side-effects experienced by post-surgery patients and patients receiving chemotherapy or radiation. It is estimated that up to 90% of chemotherapy and up to 80% of radiotherapy patients will experience CINV and RINV respectively.

Broad U.S. Patent Allowance Granted for NeuVax - We announced the broad allowance from claims covering the use of NeuVax alone or in combination

On July 1, 2014, we announced the notice of allowance of a U.S. Patent for NeuVax covering the use of NeuVax alone or in combination to prevent recurrence of any HER2/neu expressing tumor having a fluorescence in situ hybridization (FISH) rating of less than about 2.0.

Full Enrollment in GALE-301 Phase 2a - We announced that we had completed enrollment of 45 patients in the Phase 2a clinical trial for Gale-301, or Folate Binding Protein.

On June 17, 2014, we announced the completion of enrollment in the Phase 2a clinical trial for GALE-301, or Folate Binding Protein (FBP) peptide immunotherapy. GALE-301 is administered to HLA-A2 positive patients in combination with granulocyte macrophage-colony stimulating factor (GM-CSF) as an adjuvant treatment to prevent recurrences in high-risk, ovarian and endometrial cancer patients rendered disease-free after completing standard of care therapy. On January 7, 2014, we announced that the first patient was enrolled in the Phase 2 trial of GALE-301.

Department of Defense Grant for NeuVax Clinical Trial - We announced the Department of Defense will provide grant funding towards a new clinical trial with NeuVax to prevent breast cancer recurrence in high risk HER2 3+ patients.

On April 28, 2014, we announced the Department of Defense will provide grant funding towards a new clinical trial with NeuVax to prevent breast cancer recurrence in high-risk HER2 3+ patients. The grant, a Breast Cancer Research Program (BCRP) Breakthrough Award, was obtained by Elizabeth A. Mittendorf, M.D., Associate Professor, Department of Surgical Oncology, The University of Texas MD Anderson Cancer Center who will oversee the investigator-sponsored trial. Galena will support the trial with study drug and funding and will have access to the research to support ongoing registrational studies. The study is anticipated to enroll 100 patients and cost approximately $3.0 million, which will be jointly funded by us (sponsoring approximately $1.75 million) and by the grant from the Department of Defense ($1.25 million).

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and June 30, 2013

For the three months ended June 30, 2014, our net loss was approximately $19.9 million compared with a net loss of $9.6 million for the three months ended June 30, 2013. The net loss increased by $10.3 million, or approximately 108%, for the reasons discussed below.

For the six months ended June 30, 2014, our net loss was approximately $22.5 million compared with a net loss of $18.9 million for the six months ended June 30, 2013. The net loss increased by $3.6 million, or approximately 19%, for the reasons discussed below.

Abstral is our first commercial product and revenue was recorded for the first time during the second half of 2013. We expect to continue to incur significant costs and expenses in connection with our commercialization of our products in the U.S. before we expect to realize a profit from the sale and distribution of our products. For these reasons, we expect our future results of operation to differ materially from our historical results.

Net Revenue

Net revenue for the three and six month periods ended June 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Net revenue	$2,331	$—	$2,331	$4,504	$—	$4,504

Net revenue for the three months ended June 30, 2014 was $2.3 million, as compared to $2.2 million for three months ended March 31, 2014. There was no revenue during the six months ended June 30, 2013.

We sell Abstral in the United States to wholesale pharmaceutical distributors and retail pharmacies, or our "customers," subject to rights of return. We recognize revenue from product sales at the time title transfers to our customer (ex-manufacturer), and provide allowances for estimated future product returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program benefits and other deductions as appropriate. Gross revenue, gross-to net-deductions, and net revenue, for the three months ended June 30, 2014 and March 31, 2014, respectively, were as follows (in thousands):

	Three Months Ended,
	June 30, 2014		March 31, 2014
	$	% of Gross Revenue	$	% of Gross Revenue
Gross revenue (ex-manufacturer)	$3,691	100%	$4,863	100%
Gross to net deductions	1,360	37%	2,690	55%
Net revenue	$2,331	63%	$2,173	45%

In March of 2014 we launched the Galena Patient Services (GPS) program, a full service support program designed to navigate patient access to Abstral that is coordinated through a third party vendor. Along with the launch of GPS, we also made changes to our patient assistance program (PAP) to reduce the use of free product vouchers and rely more heavily upon an expedited prior authorization process. These changes resulted in both a flattening in the growth in prescription demand and significant improvement in gross-to-net deductions, quarter-over-quarter in 2014. We believe the slowed growth in quarter-over-quarter prescription demand is the temporary result of our GPS program and PAP rules changes, and we anticipate an increase in prescription demand and ex-manufacturer sales in the last half of 2014.

Our gross revenue is affected by the timing of customer orders, which timing sometimes results in quarter-to-quarter fluctuations in gross revenue. From time to time we have offered favorable pricing and extended payment terms to new wholesale distributor customers as an incentive to place initial Abstral orders. In the second quarter of 2014, we afforded such incentives to one or our principal customers with respect to an order from which we recognized approximately $1.5 million of gross revenue (ex-manufacturer), or approximately $0.9 million of net revenue. The timing and amount of this recent order could cause a corresponding reduction in orders from this customer, and in related revenue, in the third quarter of 2014.

In August 2014, Express Scripts Inc. (ESI), a major pharmacy benefits manager, made public their formulary exclusion list, which included Abstral and several of the most significant competing products, including the leading branded product in the market. The exclusion means that, effective on January 1, 2015, ESI will no longer purchase these excluded products. Based on our preliminary assessment, we do not believe this formulary change will have a material, adverse effect on our Abstral customer base. It is possible, however, that other pharmacy benefits managers or third-party payors will follow ESI’s action with similar actions of their own and that the actual impact on our business will differ, perhaps significantly, from our preliminary assessment.

Cost of Revenue and Amortization of Certain Acquired Intangible Assets

Cost of revenue and amortization of certain acquired intangible assets for the three and six months ended June 30, 2014 and 2013, respectively, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of net revenue	2013	% of net revenue	2014	% of net revenue	2013	% of net revenue
Cost of revenue (excluding amortization of certain acquired intangible assets:
Abstral royalties	$281	12%	$—	—	$540	12%	$—	—
Direct product costs and related overhead	21	1%	—	—	50	1%	—	—
Other cost of revenue	45	2%	—	—	88	2%	—	—
Total cost of revenue	$347	15%	—	—	$678	15%	$—	—
Amortization of certain acquired intangible assets	$98	4%	$—	—	$189	4%	$—	—

Cost of revenue, which excludes the amortization of certain acquired intangible assets, was $0.3 million and $0.7 million for the three and six months ended June 30, 2014, respectively. Variable cost of revenue includes the royalty due to Orexo and product costs. Product related overhead and other cost of revenue are fixed in nature, and will decrease or increase as a percentage of net revenue as net revenue increases or decreases, respectively. There was no cost of revenue or amortization of certain acquired intangible assets during the three and six months ended June 30, 2013.

Amortization of certain acquired intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. Amortization of certain acquired intangible assets is a non-cash variable cost based on net revenue during the period.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, including costs related to our Abstral Registry trial, and compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the three and six months ended June 30, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Research and development expense	$8,069	$5,276	53%	$14,839	$10,357	43%

The increase in research and development expense in 2014 was primarily related to the ramp-up of our Phase 3 PRESENT clinical trial and the related patient enrollment efforts. We expect research and development expense related to our PRESENT trial to begin to decrease over the next few quarters as we complete the enrollment phase of the trial and transition to the monitoring and follow-up phase. The expected decrease in costs could be partially offset by the increase in research and development expense related to our Phase 2 clinical trial of the GALE-401 program, in which we currently expect to complete enrollment during late 2014 or early 2015, and our Abstral Registry trial, in which we currently expect to complete enrollment in 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Selling, general and administrative expense for the three and six months ended June 30, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative expense	$9,600	$2,710	254%	$16,430	$4,240	288%

Selling, general and administrative expense increased during the last two quarters of 2013 and into the first half of 2014, primarily due to the establishment of our Abstral commercial sales force and marketing team, as well as other expenses related to the commencement of our commercial efforts and the launch of Abstral. In the three months ended June 30, 2014 we also incurred approximately $3.0 million in legal expenses, and we could continue to incur significant legal expenses, related to the ongoing litigation and proceedings described in Part II, Item 1 of this report. We expect a significant portion of such expenses to be reimbursable by our insurance carrier to the extent the expenses exceed the retention (deductible) under our insurance policy. Selling, general and administrative expense includes non-cash stock-based compensation expense of $1.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. Selling, general and administrative expense includes non-cash stock-based compensation expense of $2.8 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six month periods ended June 30, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Non-operating income (expense)	$(4,158)	$(70)	5,840%	$5,155	$(5,514)	(193)%

The increase to our non-operating income (expense) during the three months ended June 30, 2014 was primarily due to an increase in the fair value of warrants accounted for as liabilities. This increase in the estimated fair value of our warrant liabilities was primarily due to the increase in our common stock price, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. The decrease to our non-operating income (expense) during the six months ended June 30, 2014 was primarily due to a decrease in the fair value of warrants accounted for as liabilities, which was attributable to the decrease in our common stock price.

Income Taxes

For the three months ended June 30, 2014, there was no income tax benefit or expense recognized. For the three months ended June 30, 2013, we recognized an income tax expense of $1.5 million. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

For the six months ended June 30, 2014, there was no income tax benefit or expense recognized. For the six months ended June 30, 2013, we recognized an income tax benefit of $1.2 million This benefit offsets the tax impact related to the unrealized gain on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of expenses and comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $39.2 million as of June 30, 2014, compared with $47.8 million as of December 31, 2013, respectively.

The decrease of approximately $8.6 million in our cash and cash equivalents from December 31, 2013 to June 30, 2014 was attributable primarily to $21.0 million in cash used in operating activities and $2.3 million used to purchase worldwide rights to GALE-401, partially offset by $10.6 million in net proceeds from common stock warrant exercises and $4.1 million in net proceeds from common stock option exercises.

On July 22, 2014, we announced that we entered into a definitive agreement to license Zuplenz® from MonoSol. Under the terms of the agreement, we will pay $5.0 million in cash and stock to MonoSol during the third quarter of 2014. During the remainder of 2014, we expect to incur significant increased expenses related to regulatory and marketing efforts for Zuplenz in connection with our planned product launch on or before December 31, 2014. Additionally, we expect to continue to incur operating losses for the foreseeable future as we continue to commercialize our products in the U.S. and to advance our product candidates through the drug development and regulatory process. We will need to generate significant revenues to achieve profitability and may never do so. In the absence of profits from the commercialization of Abstral or our product candidates, our potential sources of operational funding are proceeds from the sale of equity and funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing working capital, along with net revenue from Abstral sales, is sufficient to fund our operations for at least a year. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing working capital sooner than we project. We have no commitments for any financing, and there is no assurance that additional financing will be available to us on acceptable terms, or at all. If we fail to obtain additional financing, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $21.0 million for the six months ended June 30, 2014, compared with $12.5 million for the six months ended June 30, 2013. The increase in cash used in operating activities of approximately $8.6 million resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial, the addition of sales and marketing efforts for the launch of Abstral, and legal expenses related to ongoing litigation.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2014, compared with $10.0 million for the six months ended June 30, 2013. The decrease was due to the $10.1 million initial payment for Abstral rights during the six months ended June 30, 2013 compared to the $2.3 million spent during the six months ended June 30, 2014 to purchase the worldwide rights of GALE-401.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $14.7 million for the six months ended June 30, 2014, compared with $10.5 million for the six months ended June 30, 2013. The increase was primarily due to net proceeds of common stock warrant exercises of $10.6 million and net proceeds of common stock option exercises of $4.1 million during the six months ended June 30, 2014, compared with $0.6 million of net proceeds from common stock warrant exercises for the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2013, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2013 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2014. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
In addition to the complaints described in our Annual Report on Form 10-K filed with the SEC on March 17, 2014, and our Quarterly Report filed with the SEC on May 6, 2014, five additional shareholder derivative complaints were filed against our company, as nominal defendant, and certain of our officers and directors in the Delaware Court of Chancery. On July 22, 2014, all of the pending derivative complaints in the Delaware Court of Chancery were consolidated in the matter of In re Galena Biopharma, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 9715-VCN (Del. Ch.). The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year, improper stock option grants and excessive compensation of our non-employee directors.
As previously reported, on February 17, 2014, our board of directors formed a special committee of the board to conduct an internal investigation of certain of the allegations in the foregoing complaints, and the special committee retained its own counsel to assist in its investigation. The special committee has completed its investigation, and on July 21, 2014, our board appointed Irving M. Einhorn as a special litigation committee in order to make any and all determinations with respect to the complaints and take all actions he deems necessary or appropriate regarding the claims made in the complaints.
Also, as previously reported, five purported securities class actions are currently pending in the United States District Court for the District of Oregon. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above. Consolidation and appointment of lead plaintiff is currently pending.
We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.
As previously reported, on March 18, 2014, one of the derivative lawsuit shareholders commenced an action (the “220 Action”) against us in the Delaware Court of Chancery under Section 220 (Fuhs v. Galena Biopharma, Inc., No. 9457-ML (Del. Ch.)). In the 220 Action, the plaintiff seeks to inspect our books and records described in his 220 Demand. The 220 Action was stayed prior to trial, and the shareholder has now filed a derivative complaint in the Delaware Court of Chancery. Nevertheless, we intend to vigorously defend against the 220 Action until it is dismissed.
At June 30, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carrier of the claims, and believe our insurance is sufficient to cover such claims.
As previously reported by us, we are aware that the SEC is investigating certain matters relating to our company and the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.

ITEM 1A. RISK FACTORS

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 and most recent Quarterly Report on Form 10-Q filed with the SEC, you should consider the following new or updated risk factors:
Risks Related to Our Commercial Program
We initiated our first product launch less than a year ago, and cannot predict its success, or the success of our planned launch of Zuplenz, and we cannot predict if or when we will become profitable.
In October 2013, we initiated the product launch of Abstral® sublingual tablets in the United States, and have realized increasing net sales of Abstral during each of the three quarters since the launch. Despite our launch of Abstral in the United States, we have continued to incur losses and negative cash flow and expect to do so for the foreseeable future.
Our ability to generate sufficient revenues from our products and to transition to profitability and generate positive cash flow will depend on numerous factors described in the “Risk Factors” sections of our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q, and we may never achieve profitability or positive cash flow. If we are unable to transition to profitability and generate positive cash flow over time, our business, results of operations and financial condition would be materially and adversely affected, which could result in our inability to continue operations.
Because of the numerous risks and uncertainties associated with our commercialization efforts, even if we do achieve significant revenues from our products, or become profitable, we may not be able to sustain or increase our revenues or maintain profitability on an ongoing basis.
We are dependent upon the commercial success of Abstral and Zuplenz to generate revenue.
Although we are in the process of testing and developing other drug candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenues and to become profitable in the foreseeable future will depend upon the commercial success of our only approved products, Abstral and Zuplenz. In addition to the other risks discussed in the “Risk Factors - Risks Related to Our Commercial Program” sections of our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q, our ability to generate future revenues from the sale of our products will depend on a number of factors, including, but not limited to:

•	achievement of market acceptance and coverage by third-party payors for Abstral and Zuplenz;

•	the effectiveness of our efforts in marketing and selling Abstral and rebranding, marketing and selling Zuplenz;

•	our ability to effectively work with physicians to ensure that patients are treated to an effective dose of Abstral;

•	our ability to comply with regulatory requirements;

•	our contract manufacturers’ ability to successfully manufacture commercial quantities of Abstral and Zuplenz at acceptable cost levels and in compliance with regulatory requirements;

•	our ability to maintain a cost-efficient commercial organization; and

•	our ability to successfully maintain intellectual property protection for Abstral and Zuplenz.
In this regard, in August 2014, Express Scripts Inc. (ESI), a major pharmacy benefits manager, made public their formulary exclusion list, which included Abstral and several of the most significant competing products, including the leading branded product in the market. The exclusion means that, effective on January 1, 2015, ESI will no longer purchase these excluded products. Based on our preliminary assessment, we do not believe this formulary change will have a material, adverse effect on our Abstral customer base. It is possible, however, that other pharmacy benefits managers or third-party payors will follow ESI’s action with similar actions of their own and that the actual impact on our business will differ, perhaps significantly, from our preliminary assessment.

There is no assurance that Zuplenz will achieve market acceptance.
On July 17, 2014, we entered into a license and supply agreement with MonoSol under which we acquired an exclusive license to commercialize a second commercial product, Zuplenz® Oral Soluble Film, in the U.S. Zuplenz was approved in 2010 by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz also is approved in pediatric patients for moderately emetogenic CINV. In December 2012, Vestiq Pharmaceuticals, LLC, or “Vestiq,” began marketing and distributing Zuplenz under an exclusive license from MonoSol, and in May 2014, the parent company of Vestiq initiated liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code, and we acquired our exclusive U.S. Rights to Zuplenz from MonoSol as part of the Bankruptcy Court-approved plan of liquidation of Vestiq’s parent company. Under the terms of the license agreement, we assumed responsibility for the commercialization of Zuplenz and for all regulatory and reporting matters in the U.S. We also agreed in the license and supply agreement to use our best commercial efforts to being commercializing Zuplenz in the U.S. on or before December 31, 2014 in accordance with a joint commercialization plan to be established by the company and MonoSol. We also agreed that, until net sales of Zuplenz exceed a specified minimum amount or a competing product has been approved by the FDA and is placed into the market for sale, we will maintain a specified minimum number of field sales force personnel on specified terms. There is no assurance that we will be successful in re-launching Zuplenz in the United States.
As with Abstral, the commercial success of Zuplenz will depend upon the acceptance of that product by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement for that product by third-party payors is also necessary for commercial success. The degree of market acceptance of Zuplenz will depend on a number of factors, including:

•	our ability to communicate acceptable evidence of safety and efficacy;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	limitations or warnings contained in Zuplenz’s FDA-approved labeling;

•	the clinical indications for which Zuplenz is approved;

•	availability and perceived advantages of alternative treatments;

•	the effectiveness of our current or future collaborators’ sales, marketing and distribution strategies;

•	pricing and cost effectiveness;

•	our ability to obtain sufficient third-party payor coverage and reimbursement;

•	the effectiveness of our patient assistance efforts; and

•	our ability to maintain compliance with regulatory requirements.
Our efforts to educate the medical community and third-party payors on the benefits of Zuplenz and gain broad market acceptance may require significant resources, and we may never be successful.

We will be dependent upon MonoSol for the commercial supply of Zuplenz.
Under our license and supply agreement with MonoSol, MonoSol and its affiliates and designees have the exclusive right to supply all of our requirements for Zuplenz, subject to certain conditions. Our ability to commercialize Zuplenz will depend, in part, on the ability of MonoSol and any of its affiliates or designee to successfully manufacture Zuplenz at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization. To the extent they fail to do so and we experience a supply “interruption” or “outage,” we will be entitled under the license and supply agreement to arrange for alternative sources of supply, which we believe are readily available. In the event we were to have to arrange for alternate sources of supply of Zuplenz, we could experience delays or substantial additional costs in doing so, and our ability to successfully commercialize Zuplenz could be materially adversely affected.
We face intense competition, including from generic products, and if our competitors market or develop alternative treatments that are demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates and other resources than we have.
Risks Relating to Our Development Program
We will need to increase the size of our commercial organization, and we may experience difficulties in managing our growth and executing our growth strategy.
We will need to increase the size of our commercial organization to comply with our commercialization obligations under our Zuplenz license and supply agreement with MonoSol, and our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. The effective management of our commercial program requires that we:
    continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
    attract and retain sufficient numbers of talented employees;
    manage our commercialization activities in a cost-effective manner; and
    carry out our contractual obligations to contractors and other third parties.
In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to accounting and finance, compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy related to our products may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by either hiring new employees and expanding our use of consultants, or both, we may be unable to successfully implement the tasks necessary to effectively execute on our product development and commercialization activities and, accordingly, may not achieve our goals.

Risks associated with operating in foreign countries could materially adversely affect our product development.
We conduct our Phase 3 PRESENT study of NeuVax in countries outside of the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. For example, a number of our Phase 3 PRESENT trial sites are in The Ukraine and Russia. The recent occupation of Ukrainian territory by Russian military forces and ongoing political and civil unrest there could disrupt activities at these trial sites. It is also possible that Russia could retaliate against the recent imposition of increased sanctions by the United States and the European Union by banning or restricting business activities in Russia by U.S. companies, including the conduct of clinical trials, which could adversely affect patient enrollment or disrupt ongoing activities at our Phase 3 PRESENT sites in Russia.
Risks Relating to Our Financial Position and Capital Requirements
We may not be able to obtain sufficient financing, and may not be able to develop our product candidates.
We believe that our existing working capital, along with net revenue from Abstral sales, should be sufficient to fund our operations for at least a year. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. We have no commitments for any financing, and there is no assurance that additional financing to maintain our operations and to meet our financial obligations will be available to us on acceptable terms, or at all. If we fail to obtain additional financing, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
Risks Relating to Ownership of Our Common Stock
We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.
In February, March and April 2014, five purported shareholder derivative complaints-Fagin v. Ahn, No. 140202384 (Or. Cir. Ct.), Werbowsky v. Hillsberg, No. 3:14-cv-382 (D. Or.), Klein v. Ahn, No. 3:14-cv-516 (D. Or.), Rathore v. Hillsberg, No. 3:14-cv-514 (D. Or.), and Zhang v. Hillsberg, No. 140403987 (Or. Cir. Ct.) - were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah and in the United States District Court for the District of Oregon. Subsequently, in May and June 2014, five additional purported shareholder derivative complaints- Sidhu v. Ahn, No. CA9715; Moreale v. Ahn, No. CA9378; Silverberg v. Hillsberg, No. CA9756; Fuhs and Spradling v. Ahn, No. CA9773, and Provorny v. Hillsberg, No. CA9820 were filed against our company, as nominal defendant, and certain of our officers and directors in the Delaware Court of Chancery.
The complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with various public statements purportedly issued by us or on our behalf and sales of our common stock by the officers and directors in January and February of this year, improper stock option grants and excessive compensation of our non-employee directors.
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

On March 18, 2014, one of the derivative lawsuit shareholders commenced an action (the “220 Action”) against us in the Delaware Court of Chancery under Section 220 (Fuhs v. Galena Biopharma, Inc., No. 9457-ML (Del. Ch.)). In the 220 Action, the plaintiff seeks to inspect our books and records described in his 220 Demand. The 220 Action was stayed prior to trial, and the shareholder has now filed a derivative complaint in the Delaware Court of Chancery. Nevertheless, we intend to vigorously defend against the 220 Action until it is dismissed.
At June 30, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carrier of the claims, and believe our insurance is sufficient to cover such claims.
As previously reported by us, we are aware that the SEC is investigating certain matters relating to our company and the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees and other expenses in connection with these and our other pending legal and regulatory proceedings that could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.
Our outstanding contingent value rights may result in substantial future payments by us, and any payments made to our contingent value rights holders or others in shares of our common stock would result in dilution to our stockholders.
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
Under our license and supply agreement with MonoSol, we may elect to pay up to $2,500,000 of our upfront payments to MonoSol in shares of our common stock valued for this purpose at the market price of our common stock on a specified future date.
To the extent we pay any future contingent consideration to our contingent value rights holders, or pay to MonoSol, a portion of the up-front payments under the license and supply agreement in shares of our common stock, it would have a dilutive effect on our stockholders. We also will be obliged to file a registration statement with the SEC covering the resale of such shares by the contingent value rights holders or MonoSol.
We cannot predict if future issuances or sales of our common stock issued to our contingent value rights holders or MonoSol, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.
The Delaware forum provision of our amended and restated by-laws will not be given effect.
On August 6, 2013, our board of directors adopted an amendment to our Amended and Restated By-Laws to add a new Section 6.15 to provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Our amended and restated by-laws, however, provide that in the event any provision of the by-laws is or becomes inconsistent with the Delaware General Corporation Law (“DGCL”), the provision will not be given effect. We have determined that the Delaware forum bylaw is inconsistent with the DGCL, and so it will not be given effect.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	License and Supply Agreement dated as of July 17, 2014 between Galena Biopharma, Inc. and MonoSol Rx, LLC +

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark J. Ahn, Ph.D.

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark J. Ahn, Ph.D., and Ryan M. Dunlap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. confidential portions of the exhibit have been omitted and have been marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark J. Ahn

Mark J. Ahn, Ph.D.
President and Chief Executive Officer

Date: August 11, 2014

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President and Chief Financial Officer

Date: August 11, 2014