Form 10-Q
period 2014-09-30
Galena Biopharma, Inc.
filed 2014-11-05
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 31, 2014, Galena Biopharma, Inc. had outstanding 121,457,118 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2014

PART I
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,647	$47,787
Restricted cash	200	200
Accounts receivable	1,435	3,683
Inventories	450	386
Prepaid expenses	1,789	1,399
Total current assets	28,521	53,455
Equipment and furnishings, net	589	665
In-process research and development	12,864	12,864
Abstral rights, net	14,714	14,979
Zuplenz rights	7,663	—
GALE-401 rights	9,155	—
Goodwill	5,898	5,898
Deposits and other assets	88	115
Total assets	$79,492	$87,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,360	$2,660
Accrued expenses and other current liabilities	15,292	8,667
Current maturities of capital lease obligations	6	6
Fair value of warrants potentially settleable in cash	8,765	48,965
Current portion of long-term debt	4,163	2,149
Total current liabilities	31,586	62,447
Capital lease obligations, net of current maturities	17	26
Deferred tax liability	5,053	5,053
Contingent purchase price consideration	6,880	6,821
Long-term debt, net of current portion	5,097	7,743
Total liabilities	48,633	82,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 122,132,118 shares issued and 121,457,118 shares outstanding at September 30, 2014; 110,100,701 shares issued and 109,425,701 shares outstanding at December 31, 2013	11	10
Additional paid-in capital	242,222	188,600
Accumulated deficit	(207,525)	(178,875)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	30,859	5,886
Total liabilities and stockholders’ equity	$79,492	$87,976

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$1,620	$1,170	$6,124	$1,170
Costs and expenses:
Cost of revenue (excluding amortization of certain acquired intangible assets)	247	258	925	258
Research and development	7,243	3,633	22,082	13,990
Selling, general, and administrative	7,268	4,129	23,698	8,369
Amortization of certain acquired intangible assets	70	43	259	43
Total costs and expenses	14,828	8,063	46,964	22,660
Operating loss	(13,208)	(6,893)	(40,840)	(21,490)
Non-operating income (expense):
Change in fair value of warrants potentially settleable in cash	6,735	(1,614)	13,174	(7,135)
Interest income (expense), net	(297)	(314)	(925)	(495)
Other income (expense)	597	693	(59)	881
Total non-operating income (expense), net	7,035	(1,235)	12,190	(6,749)
Loss before income taxes	(6,173)	(8,128)	(28,650)	(28,239)
Income tax expense (benefit)	—	1,159	—	(62)
Net loss	$(6,173)	$(9,287)	$(28,650)	$(28,177)
Net loss per common share:
Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.24)	$(0.33)
Weighted-average common shares outstanding: basic and diluted	119,038,656	87,319,450	117,767,791	84,678,612
Comprehensive loss
Net loss	$(6,173)	$(9,287)	$(28,650)	$(28,177)
Reclassification of unrealized gain upon sale of marketable securities	—	(841)	—	(1,636)
Unrealized gain (loss) on marketable securities	—	(2,108)	—	1,795
Tax effect of reclassification of unrealized gain upon sale of marketable securities	—	330	—	643
Tax effect of unrealized gain on marketable securities	—	828	—	(705)
Total comprehensive loss	$(6,173)	$(11,078)	$(28,650)	$(28,080)
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2013	110,100,701	$10	$188,600	$(178,875)	$(3,849)	$5,886
Issuance of common stock for milestone payment	3,000,000	—	6,840	—	—	6,840
Issuance of common stock upon exercise of warrants	5,467,027	1	37,742	—	—	37,743
Issuance of common stock in connection with employee stock purchase plan	114,630	—	263	—	—	263
Stock-based compensation for directors and employees	—	—	4,297	—	—	4,297
Stock-based compensation for services	—	—	138	—	—	138
Exercise of stock options	3,449,760	—	4,342	—	—	4,342
Net loss	—	—	—	(28,650)	—	(28,650)
Balance at September 30, 2014	122,132,118	$11	$242,222	$(207,525)	$(3,849)	$30,859

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(28,650)	$(28,177)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	665	168
Gain on sale of marketable securities	—	(1,392)
Deferred taxes	—	(63)
Non-cash stock-based compensation	4,435	1,344
Change in fair value of common stock warrants	(13,174)	7,135
Change in fair value of contingent consideration	59	559
Changes in operating assets and liabilities:
Accounts receivable	2,248	(1,543)
Inventories	(64)	(425)
Prepaid expenses and other assets	(363)	68
Accounts payable	700	(86)
Accrued expenses and other current liabilities	2,018	1,975
Net cash used in operating activities	(32,126)	(20,437)
Cash flows from investing activities:
Change in restricted cash	—	1
Cash paid for acquisition of Abstral rights	—	(10,075)
Cash paid for acquisition of Zuplenz rights	(3,056)	—
Cash paid for acquisition of GALE-401 rights	(2,315)	—
Proceeds from sale of marketable securities	—	1,392
Cash paid for purchase of equipment and furnishings	(48)	(554)
Net cash used in investing activities	(5,419)	(9,236)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	37,520
Net proceeds from exercise of stock options	4,342	9
Proceeds from exercise of warrants	10,717	820
Proceeds from common stock issued in connection with ESPP	263	69
Net proceeds from issuance of long-term debt	—	9,865
Principle payments on long-term debt	(908)	—
Repayments of capital lease obligations	(9)	(21)
Net cash provided by financing activities	14,405	48,262
Net decrease in cash and cash equivalents	(23,140)	18,589
Cash and cash equivalents at the beginning of period	47,787	32,807
Cash and cash equivalents at end of period	$24,647	$51,396

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$13	$13
Cash paid during the periods for interest	$632	$195
Supplemental disclosure of non-cash investing and financing activities:
Future payment for Abstral rights included in accrued expenses	$—	$5,000
Future obligations for Zuplenz rights included in accrued expenses	$4,607	$—
Fair value of warrants issued in connection with common stock recorded as cost of equity	$—	$8,238
Reclassification of warrant liabilities upon exercise	$27,026	$2,070
Common stock issued in settlement of contingent purchase price consideration	$—	$1,000
Change in fair value of marketable securities	$—	$1,551
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company developing and commercializing innovative, targeted oncology therapeutics that address major medical needs across the full spectrum of cancer care. Galena’s development portfolio ranges from mid- to late-stage clinical assets, including an immunotherapy program led by NeuVax™ (nelipepimut-S) currently in an international, Phase 3 clinical trial. The Company’s commercial drugs include Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film. Collectively, Galena’s clinical and commercial strategy focuses on identifying and advancing therapeutic opportunities to improve cancer care, from direct treatment of the disease to the reduction of its debilitating side-effects.

Developing Novel Cancer Immunotherapies

Galena is developing peptide vaccine cancer immunotherapies, which address major patient populations of cancer survivors to prevent recurrence of their cancers. These therapies work by harnessing the patient’s own immune system to seek out and attack residual cancer cells and micro-metastases. Our peptide vaccines are delivered with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF).

Our lead immunotherapy product candidate, NeuVaxTM (nelipepimut-S) is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. Despite having no evidence of disease following standard of care therapy, many patients will still relapse. Increased presence of circulating tumor cells (CTCs) may be an indicator of decreased Disease Free Survival (DFS) and Overall Survival (OS), suggesting a dormancy of isolated micrometastases that over time may lead to recurrence. The nelipepimut sequence stimulates specific cytotoxic T lymphocytes (CTLs) following binding to HLA-A2 or A3 molecules on antigen presenting cells (APC) to elicit a specific and potentially robust killer CD8+ CTL response. These activated specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading. We currently have four ongoing or planned trials with NeuVax:

•
Phase 3 Ongoing: Our international, randomized, multicenter, double-blind Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low-to-Intermediate HER2 Expression with NeuVax Treatment) study is enrolling HER2 1+ and 2+ node positive breast cancer patients who have no evidence of disease following their standard of care treatment. The trial is being run under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). Additional information on the study can be found at www.neuvax.com.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is currently enrolling HER2 1+ and 2+, node positive, and high-risk node negative patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche) in the adjuvant setting.

•
Phase 2 Planned: A randomized, multicenter, prospective, single-blinded, placebo controlled investigator-sponsored Phase 2 trial is expected to initiate in 2014 to study NeuVax in combination with Herceptin. The trial will enroll 100 patients with a diagnosis of HER2 3+ or HER2 gene-amplified breast cancer who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence.

•
Phase 2 Planned: In January 2014, we partnered NeuVax with Dr. Reddy’s in India for the commercialization of NeuVax in that region. Per the agreement, Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in early 2015.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our second peptide immunotherapy product candidate, GALE-301 (Folate Binding Protein, or “FBP”), is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. GALE-301 is an immunogenic peptide(s) combined with rhGM-CSF that can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 is currently in a Phase 2 trial in ovarian and endometrial cancer. Ovarian cancer is the eleventh most common cancer among women and the fifth leading cause of cancer related death among women, and the deadliest of all gynecological cancers. Initial results from the GALE-301 Phase 1 trial indicate that the agent is capable of generating a strong immune response to the FBP peptide(s), while the initial clinical data has indicated a trend in the reduction of recurrences. Top line data from the Phase 2a trial is expected to be available in the summer of 2015.

Expanding into Hematology

Our third product candidate, GALE-401 (anagrelide controlled release (CR)) was acquired on January 12, 2014. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of patients with myeloproliferative neoplasms to lower abnormally elevated platelet levels. GALE-401 is a reformulated, controlled release version of anagrelide that is currently only given as an immediate release (IR) version. Multiple Phase 1 studies in approximately 90 healthy subjects have shown the drug to be effective at lowering platelet levels while reducing side effects. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for GALE-401 development, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). GALE-401 is currently in a Phase 2 proof of concept trial expected to enroll approximately 20 patients for the treatment of thrombocytosis, or elevated platelet counts in patients with myeloproliferative neoplasms including polycythemia vera, chronic myelognenous leukemia, and essential thrombocythemia.

In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Commercial Capabilities

Galena has established an oncology commercial portfolio to support its development pipeline in a number of key strategic areas in the United States.

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is approved for the treatment of breakthrough cancer pain (BTcP) which affects an estimated 40%-80% of all cancer patients. Abstral is approved by the FDA, as a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a sublingual tablet which is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Galena manufactures and markets Abstral in the United States through its commercial organization.

In July 2014 we expanded our commercial portfolio through the licensing of our second product, Zuplenz® (ondansetron) Oral Soluble Film, from MonoSol Rx, LLC (MonoSol”). Zuplenz is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also approved in pediatric patients treated with moderately emetogenic CINV. Nausea and vomiting are two of the most common side-effects experienced by patients receiving chemotherapy or radiation, as well as post-surgery patients. It is estimated that up to 90% of chemotherapy and up to 80% of radiotherapy patients will experience CINV and RINV, respectively.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than thirty seconds. Zuplenz eliminates the burden of swallowing pills during periods of emesis, may be advantageous for patients with oral irritation, and may increase patient adherence and the patient's ability to keep the medication down without vomiting. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. Ondansetron is the most widely prescribed drug in this class of anti-emetics, and used broadly across the oncology spectrum. MonoSol will exclusively manufacture Zuplenz for sale by Galena in the United States through its commercial organization.

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
Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of September 30, 2014, the company had inventories of $450,000, consisting of $232,000 of work-in-process and $218,000 of finished goods. As of December 31, 2013, the company had inventories of $386,000 consisting of $270,000 of work-in-process and $116,000 of finished goods.

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, as well as assets not considered to be indefinite-lived, and has determined that there has been no impairment to these assets as of September 30, 2014.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of September 30, 2014, we determined there were no variable interest entities required to be consolidated.

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

There was no income tax expense or benefit for the three and nine months ended September 30, 2014. For the three months ended September 30, 2013, we recognized income tax expense of $1,159,000. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. For the nine months ended September 30, 2013, we recognized an income tax benefit of 62,000, which offset the tax impact related to the unrealized gain on our marketable securities. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of September 30, 2014, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. The company maintains significant cash and cash equivalents at two financial institutions that are in excess of federally insured limits.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which are classified as available-for-sale. The value of the marketable securities held by the company at September 30, 2013 was approximately $5,786,000, based on quoted market prices of the securities. The company fully liquidated its position in marketable securities during the year ended December 31, 2013, and held no marketable securities as of September 30, 2014.

2. Business Combinations

On July 17, 2014 the Company entered into a definitive license and supply agreement with MonoSol Rx, LLC (MonoSol) for the U.S. commercial rights to Zuplenz® (ondansetron) Oral Soluble Film (Zuplenz), an FDA approved product. The transaction was accounted for as a business combination under the acquisition method of accounting based on Accounting Standards Codification 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed were recorded at fair value. As of the issuance date of the condensed consolidated financial statements for the quarter ended September 30, 2014, the Company had not finalized the valuation of the acquired assets and liabilities for the transaction.

The following table summarizes the purchase price consideration and allocation of purchase price:

Total Acquisition Date Fair Value
Purchase price consideration:
Cash and cash equivalents	$3,056
Common stock	2,482
Liabilities assumed:
Contingent consideration	741
Credit memos for expiring channel inventory	1,384
Total consideration	$7,663

Asset acquired:
Zuplenz rights	$7,663
Goodwill	—
Fair value of assets acquired	$7,663

The above contingent consideration represents a risk adjusted net present value relating to cash payments on achievement of certain milestones.

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	September 30, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,332	$20,332	$—	$—
Total assets measured and recorded at fair value	$20,332	$20,332	$—	$—
Liabilities:
Warrants potentially settleable in cash	$8,765	$—	$8,765	$—
Contingent purchase price consideration	6,880	—	—	6,880
Total liabilities measured and recorded at fair value	$15,645	$—	$8,765	$6,880

Description	December 31, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$42,349	$42,349	$—	$—
Total assets measured and recorded at fair value	$42,349	$42,349	$—	$—
Liabilities:
Warrants potentially settleable in cash	$48,965	$—	$48,965	$—
Contingent purchase price consideration	6,821	—	—	6,821
Total liabilities measured and recorded at fair value	$55,786	$—	$48,965	$6,821

The company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2014 or 2013. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2014 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2014	$6,821
Change in the estimated fair value of the contingent purchase price consideration	59
Balance at September 30, 2014	$6,880

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

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Clinical trial costs	$5,601	$3,109
Zuplenz milestone payments	3,222	—
Credit memos for expiring Zuplenz channel inventory	1,384	—
Patient assistance programs and rebates	1,969	2,618
Compensation and related benefits	1,946	1,999
Professional fees	919	713
Royalties	188	158
Interest expense	63	70
Accrued expenses and other current liabilities	$15,292	$8,667

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

6. Legal Proceedings, Commitments and Contingencies
Legal Proceedings
Earlier this year, several purported shareholder derivative complaints were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah, the United States District Court for the District of Oregon and the Delaware Court of Chancery. On April 11, 2014, the Oregon federal derivative cases were consolidated into one action, In re Galena Biopharma, Inc. Derivative Litig., Nos. 3:14-cv-382, 3:14-cv-514, 3:14-cv-516 (D. Or.). On July 21, 2014, the Oregon state derivative cases were consolidated into one action, Fagin v. Ahn, et al., No. 140202384; Zhang v. Hillsberg, et al., No. 140403987 (Or. Cir. Ct.). On July 22, 2014, all of the Delaware derivative complaints were consolidated into one action, the matter of In re Galena Biopharma, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 9715-VCN (Del. Ch.). The various complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with public statements purportedly issued by us or on our behalf and sales of our common stock by our officers and directors in January and February of this year.
Also, five purported securities class action complaints filed in the United States District Court for the District of Oregon have been consolidated into a single action, In re Galena Biopharma, Inc. Securities Litig., No. 3:14-cv-367 (D. Or.), and a lead plaintiff has been appointed. On October 31, 2014, the lead plaintiff filed a consolidated amended complaint, which alleges, among other things, that certain of our officers and directors violated the federal securities laws by making materially false and misleading statements and omissions in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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
At September 30, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carriers of the claims, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions.
We are aware that the SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
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

We achieved the milestone relating to the initiation of the first clinical trial of GALE-401 in the third quarter of 2014 and issued 3,000,000 shares of common stock to the former owners, the maximum under the unit purchase agreement as our five-day average trailing close price of our common stock was less than the low end of the collar of $4.84. We will record as an addition to the GALE-401 intangible asset the fair value of the shares delivered in payment of each milestone under the Mills unit purchase agreement. The addition to the intangible asset for the fair value of the shares will increase our additional paid-in capital by the same amount, less the par value of the milestone shares. As a result of the achievement of the initiation of the first clinical trial of GALE-401, we recorded an addition to GALE-401 asset and additional paid in capital in the amount of $6.8 million, or the fair value of the shares issued. The milestone payments will have no effect on our net loss.

On July 17, 2014, we entered into a definitive license and supply agreement with MonoSol Rx, LLC (MonoSol) for the U.S. commercial rights to Zuplenz® (ondansetron) Oral Soluble Film, an FDA approved product for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Refer to Note 12 for details of the transaction.

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

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of September 30, 2014
Warrants outstanding	8,540
Stock options outstanding	8,994
Options reserved for future issuance under the Company’s 2007 Incentive Plan	2,484
Shares reserved for future issuance under the Employee Stock Purchase Plan	642
Total reserved for future issuance	20,660

8. Warrants

The following is a summary of warrant activity for the six months ended September 30, 2014 (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2014	6,442	4,917	1,158	176	290	978	889	14,850
Granted	—	—	—	—	—	—	300	300
Exercised	(2,469)	(1,886)	(543)	—	(265)	(62)	(469)	(5,694)
Outstanding, September 30, 2014	3,973	3,031	615	176	25	—	720	8,540
Expiration	September 2018	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2014-2020

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

	As of September 30, 2014
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15
Expected term (years)	3.97	3.23	2.56	1.43	1.49
Volatility %	74.39%	76.97%	78.24%	79.41%	79.03%
Risk-free rate %	1.41%	1.15%	0.85%	0.32%	0.35%

	As of December 31, 2013
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.72	3.98	3.31	2.18	2.24	0.59
Volatility %	71.97%	71.38%	71.71%	73.45%	73.36%	66.85%
Risk-free rate %	1.61%	1.25%	0.93%	0.45%	0.47%	0.11%

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

The changes in fair value of the warrant liability for the nine months ended September 30, 2014 were as follows (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2014	$22,950	$18,060	$5,069	$763	$945	$1,178	$48,965
Fair value of warrants exercised	(12,713)	(10,086)	(2,906)	—	(1,159)	(162)	(27,026)
Change in fair value of warrants	(6,066)	(4,605)	(1,214)	(505)	232	(1,016)	(13,174)
Warrant liability, September 30, 2014	$4,171	$3,369	$949	$258	$18	$—	$8,765

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of comprehensive loss for the three months and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$92	$133	$439	$391
Selling, general, and administrative	1,208	328	3,997	953
Total stock-based compensation	$1,300	$461	$4,436	$1,344

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk free interest rate	2.02%	—%	2.02%	1.25%
Volatility	79.10%	—%	79.47%	77.66%
Expected lives (years)	6.12	0	6.15	6.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the three months and nine months ended September 30, 2014 was $1.78 per share and $1.79 per share, respectively.

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

As of September 30, 2014, there was $5,389,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.67 years.
As of September 30, 2014, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 8,994,000 shares subject to outstanding common stock options granted under the plan and 2,484,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2014	13,159	$2.73	$—
Granted	1,235	2.57	—
Exercised	(3,608)	1.31	13,429
Cancelled	(1,792)	2.42	562
Outstanding at September 30, 2014	8,994	$3.34	$1,551
Options exercisable at September 30, 2014	5,225	$3.68	$1,088

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2014 were calculated based on the closing price of the company’s common stock as reported on The NASDAQ Capital Market on September 30, 2014 of $2.06 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

Note 10. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gain on sale of marketable securities	$—	$814	$—	$1,392
Change in fair value of the contingent purchase price liability	597	(172)	(59)	(559)
Miscellaneous other income (expense)	—	51	—	48
Total other income (expense)	$597	$693	$(59)	$881

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2014	2013
Warrants to purchase common stock	8,540	18,903
Options to purchase common stock	8,994	9,928
Total	17,534	28,831

12. License Agreements

As part of its business, the company enters into licensing agreements with third parties that often require milestone and royalty payments based on the progress of the licensed assets through development and commercial stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency, and the company may be required to make royalty payments based upon a percentage of net sales of the product. The expenditures required under these arrangements in any period may be material and are likely to fluctuate from period to period.

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

13. Significant Customers and Concentration of Credit Risk

The company is engaged in the business of developing and commercializing pharmaceutical products. As of September 30, 2014, the company had one active commercial product, Abstral, available in six dosing strengths, and all sales reported are in the United States.

Sales to the following customers represented 10% or more of net revenue during at least one of the periods are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2014	2013	2014	2013
Customer A	40%	8%	44%	8%
Customer B	—%	64%	16%	64%
Customer C	27%	17%	14%	17%
Customer D	11%	—%	5%	—%
Customer E	14%	6%	10%	6%

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following customers represented 10% or more of total accounts receivable as of at least one of the balance sheet dates presented:

	September 30, 2014	December 31, 2013
Customer	(Unaudited)
Customer A	39%	25%
Customer B	8%	11%
Customer C	25%	1%
Customer D	10%	—%
Customer E	12%	54%

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

14. Subsequent Events

The company evaluated all events or transactions that occurred after September 30, 2014 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, Inc., or "Mills."

This management’s discussion and analysis of financial condition as of September30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 17, 2014.

The discussion and analysis below includes certain forward-looking statements related to the commercialization of our products in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of our product commercialization and development activities, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, including the uncertainties and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A. of our quarterly reports on Form10-Q for the quarters ended March 31, 2014 and June 30, 2014, respectively, that could cause our actual commercialization efforts, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted oncology therapeutics that address major medical needs across the full spectrum of cancer care. Galena’s development portfolio ranges from mid- to late-stage clinical assets, including a robust immunotherapy program led by NeuVax™ (nelipepimut-S) currently in an international, Phase 3 clinical trial. The Company’s commercial drugs include Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film. Collectively, Galena’s clinical and commercial strategy focuses on identifying and advancing therapeutic opportunities to improve cancer care, from direct treatment of the disease to the reduction of its debilitating side-effects.

Our strategy is to build value for patients and shareholders through pursuit of the following objectives:

•
Develop novel cancer immunotherapies to address unmet medical needs through the use of peptide based vaccines targeting well-established tumor antigens in the adjuvant, minimum residual disease setting, in high risk patients who are more likely to benefit from immunotherapeutic treatment. Our cancer vaccines seek to significantly decrease the risk of disease recurrence in breast cancer, gastric cancer, and endometrial and ovarian cancers.

•
Expand our pipeline by enhancing the potential clinical and geographic footprint of our development technologies. We can accomplish this through the initiation of additional clinical trials as well as through acquisition of additional development stage products in related oncology and hematology indications. We also seek to leverage valuable partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical and commercial opportunities in a cost effective and efficient manner.

•
Maintain commercial capabilities through our established commercial infrastructure through the sale, marketing and distribution of oncology related pharmaceutical products in the United States. This commercial strategy creates the opportunity to generate accretive cash flows to support our development programs, and also provides future leverage to support the potential commercialization of our clinical stage technologies in one of the world's largest economic markets.

The chart below summarizes the current status of our pipeline:

Develop Novel Cancer Immunotherapies

We are developing peptide vaccine cancer immunotherapies, which address major patient populations of cancer survivors to prevent recurrence of their cancers. Our development programs are targeting unmet medical needs, addressing patients with few or no targeted therapies available to them. These therapies work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many clinical advantages, including a potentially strong safety profile, as these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through immune system activation and convenient mode of delivery.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead cancer immunotherapy, is being developed for the prevention of cancer recurrence in HER2 expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine, nelipepimut-S peptide, is combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF) for intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which over time, may lead to recurrence. After binding to the HLA A2 or A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated, specific CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

Breast Cancer: According to the National Cancer Institute, over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the United States, metastatic breast cancer remains incurable. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients - those with HER2 IHC 3+ disease, or IHC 2+ and FISH positive - have an approved treatment option available. This leaves the majority of breast cancer patients with low-to-intermediate HER2 IHC 1+/2+ ineligible for therapy and without an effective treatment option to prevent cancer recurrence.

NeuVax is a targeted cancer immunotherapy. For our pivotal, Phase 3 trial NeuVax is targeting the 30,000-40,000 of the 230,000 breast cancer patients annually diagnosed in the US who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes who which represents approximately 65% of population). Up to 25% of resectable node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, still relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor cells also known as circulating tumor cells which, over time, led to a recurrence of cancer, either in the breast area (local recurrence) or at a remote location (metastatic disease).

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

We currently have a number of ongoing or planned clinical trials designed to expand the clinical and geographical footprint of NeuVax:

•
Phase 3 Ongoing: Our Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study is enrolling HER2 1+ and 2+ patients under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). The multinational, multicenter, randomized, double-blinded PRESENT trial is ongoing in North America, Western and Eastern Europe, and Israel. Additional information on the study can be found at www.neuvax.com.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is enrolling HER2 1+/2+ node-positive and high-risk node-negative breast cancer patients to study NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche) in the adjuvant setting.

•
Phase 2 Planned: An investigator-sponsored trial will study NeuVax in combination with Herceptin will enroll 100 HER2 3+ or HER2 gene-amplified breast cancer patients who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. The trial is expected to initiate in the fourth quarter of 2014. Partial funding for this trial was awarded through the Congressionally Directed Medical Research Program (CDMRP), funded through the Department of Defense (DoD), via legislation known as the Defense Appropriations Act. The grant was given via a Breast Cancer Research Program (BCRP) Breakthrough Award given to the lead investigator for the trial.

•
Phase 2 Planned: In January 2014, we partnered NeuVax with Dr. Reddy’s in India for the commercialization of NeuVax in that region. Per the agreement, Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in the first half of 2015.

GALE-301 (folate binding protein (FBP))

Our second immunotherapy product candidate is GALE-301, or Folate Binding Protein (FBP). GALE-301 is derived from a protein that is over-expressed (20-80 fold) in more than 90% of ovarian and endometrial cancers. GALE-301 is an immunogenic peptide and can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 consists of the FBP peptide(s) combined with recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF). GALE-301 is currently in a Phase 2 trial in ovarian and endometrial cancers, and will announce preliminary data in November at the Society for Immunotherapy of Cancer conference. Top line data from the Phase 2 trial is expected to be presented in the summer of 2015.

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

Expansion into Hematology

Hematology - GALE-401 (anagrelide controlled release (CR))

On January 13, 2014, we announced the acquisition of the worldwide rights to anagrelide controlled release (CR), which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, which has been in use since the late 1990s for the treatment of patients with myeloproliferative neoplasms to lower abnormally elevated platelet levels. However, adverse events, such as nausea, diarrhea, abdominal pain, palpitations, tachycardia, and headache are associated with the currently available IR version of anagrelide, and, based on existing data, we believe it to be dose and plasma concentration dependent. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, but preserve efficacy. In Phase 1 studies in healthy volunteers, GALE-401 has been shown to significantly reduce the Cmax of anagrelide following oral administration. Thus, GALE-401 may reduce the peak plasma exposure to lessen the adverse events while maintaining therapeutic levels for platelet inhibition.

Multiple Phase 1 studies in approximately 90 healthy subjects have shown GALE-401 has a favorable pharmacokinetic profile (i.e. reduced Cmax) and appears to be well tolerated at the doses administered and to be capable of reducing platelet levels. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals). The Phase 1 program has provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the proof-of-concept Phase 2 trial that we initiated in the third quarter of 2014. The trial is expected to enroll approximately 20 patients in approximately 10 sites in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with myeloproliferative neoplasms including polycythemia vera, chronic myelognenous leukemia, and essential thrombocythemia. We expect to complete the trial in 2014 and present data on the Phase 2 trial in 2015. Based on discussions with the FDA, we believe that only a single Phase 3 trial would be adequate for approval.

Myeloproliferative neoplasms: Myeloproliferative neoplasms (MPNs) are a closely related group of hematological malignancies in which the bone marrow cells that produce the body's blood cells develop and function abnormally. The main myeloproliferative neoplasms are Polycythemia Vera (PV), Essential Thrombocythemia (ET), Primary Myelofibrosis (PMF), and Chronic Myelogenous Leukemia (CML), all of which are associated with high platelet counts. The MPNs are progressive blood cancers that can strike anyone at any age, and for which there is no known cure.

Commercial Capabilities

Abstral® (fentanyl) Sublingual Tablets

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP), which affects an estimated 40-80% of all cancer patients. Abstral is approved by the U.S. Food and Drug Administration (FDA), and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Abstral is manufactured for us by contract manufacturers and we distribute and sell Abstral in the U.S. through our commercial organization.

Zuplenz® (ondansetron) Oral Soluble Film

In July 2014 we expanded our commercial portfolio through the licensing of our second commercial product, Zuplenz® (ondansetron) Oral Soluble Film, from MonoSol Rx, LLC. Zuplenz is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV) in adult patients. Zuplenz is also approved in pediatric patients treated with moderately emetogenic CINV. Nausea and vomiting are two of the most common side-effects experienced by post-surgery patients and patients receiving chemotherapy or radiation. It is estimated that up to 90% of chemotherapy and up to 80% of radiotherapy patients will experience CINV and RINV, respectively.

Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than thirty seconds. Zuplenz eliminates the burden of swallowing pills during periods of emesis, may be advantageous for patients with oral irritation, and may increase patient adherence and the patient's ability to keep the medication down without vomiting. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. Ondansetron is the most widely prescribed drug in this class of anti-emetics, and used broadly across the oncology spectrum. MonoSol will exclusively manufacture Zuplenz for sale by Galena in the United States through its commercial organization.

Recent Operational Developments (in reverse chronological order)

Notice of Allowance of Improvement Patent for NeuVax™ (nelipepimut-S) in Japan - We announced the Notice of Allowance from the Japanese Patent Office for NeuVax covering the use of NeuVax alone or in combination with other agents.

On October 14, 2014, we announced the Notice of Allowance from the Japanese Patent Office covering the use of NeuVax™ (nelipepimut-S) alone or in combination with other agents to prevent recurrence of any HER2/neu expressing breast cancer tumor having an immunohistochemistry (IHC) level of 1+ or 2+, or a fluorescencein situhybridization (FISH) rating of less than about 2.0. Once issued, the patent will expire in 2027, not including any patent term extensions.

Notice of Allowance of U.S. Patent Application for NeuVax™ (nelipepimut-S) - We announced the Notice of Allowance of U.S. patent application for NeuVax in combination with Herceptin® (trastuzumab; Genentech/Roche).

On October 8, 2014, we announced the Notice of Allowance of a U.S. patent application covering methods of treating patients having any HER2/neu expressing cancer by administering NeuVax™ (nelipepimut-S) in combination with Herceptin® (trastuzumab; Genentech/Roche). The patent will cover the use of NeuVax in combination with Herceptin for treating patients having any HER2/neu expressing cancer. The patent will expire in 2026, not including any patent term extensions.

Initiated the GALE-401 Phase 2 Clinical Trial - We announced that we had dosed the first patient in the GALE-401, or Anagrelide Controlled Release (CR), Phase 2 Clinical Trial.

On September 9, 2014, we announced the first patient had been dosed in the GALE-401 trial. The Phase 2 study will treat patients with elevated platelet counts in myeloproliferative neoplasms (MPNs) including essential thrombocythemia (ET). Based on discussions with the U.S. Food and Drug Administration (FDA) and pending a successful development program, Galena would pursue approval via the 505(b)(2) regulatory pathway.

Licensed U.S. Commercial Rights to Zuplenz® (ondansetron) Oral Soluble Film - We announced an agreement to license the U.S. commercial rights to Zuplenz from Monosol Rx, LLC.

On July 22, 2014, we announced a definitive agreement to license the U.S. rights for the commercial product, Zuplenz® (ondansetron) Oral Soluble Film. Zuplenz is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also approved in pediatric patients treated with moderately emetogenic CINV.

Broad U.S. Patent Allowance Granted for NeuVax™ (nelipepimut-S) - We announced the broad allowance from claims covering the use of NeuVax alone or in combination with other agents

On July 1, 2014, we announced the notice of allowance of a U.S. Patent for NeuVax™ (nelipepimut-S) covering the use of NeuVax alone or in combination with other agents to prevent recurrence of any HER2/neu expressing tumor having a fluorescence in situ hybridization (FISH) rating of less than about 2.0.

Full Enrollment in GALE-301 Phase 2a - We announced that we had completed enrollment of 45 patients in the Phase 2a clinical trial for GALE-301, or Folate Binding Protein.

On June 17, 2014, we announced the completion of enrollment in the Phase 2a clinical trial for GALE-301, or Folate Binding Protein (FBP) peptide immunotherapy. We have since over-enrolled the trial with over 50 patients. GALE-301 is administered to HLA-A2 or A3 positive patients in combination with granulocyte macrophage-colony stimulating factor (GM-CSF) as an adjuvant treatment to prevent recurrences in high-risk, ovarian and endometrial cancer patients rendered disease-free after completing standard of care therapy.

Department of Defense Grant for NeuVax™ (nelipepimut-S) Clinical Trial - We announced the Department of Defense will provide grant funding towards a new clinical trial with NeuVax to prevent breast cancer recurrence in high risk HER2 3+ patients.

On April 28, 2014, we announced the Department of Defense would provide grant funding towards a new clinical trial with NeuVax™ (nelipepimut-S) to prevent breast cancer recurrence in high-risk HER2 3+ patients. The grant, a Breast Cancer Research Program (BCRP) Breakthrough Award, was obtained by Elizabeth A. Mittendorf, M.D., Associate Professor, Department of Surgical Oncology, The University of Texas MD Anderson Cancer Center who will oversee the investigator-sponsored trial. Galena will support the trial with study drug and funding and will have access to the research to support ongoing registration studies. The study will enroll 100 patients and cost approximately $3.0 million, which will be jointly funded by us (sponsoring approximately $1.75 million) and by the grant from the Department of Defense ($1.25 million).

Galena Patient Services Launched - We announced the launch of Galena Patient Services (GPS), a full service program to help manage patient access and reimbursement for patients taking Galena Biopharma Products.

On March 3, 2014, we announced the launch of Galena Patient Services (GPS), a full service support program coordinated through a third party vendor and designed to navigate patient access to Galena Biopharma commercial products. GPS works with healthcare professionals, their patients, and the insurance providers to guide the benefits investigation and approval process, manages the appeals and denial process, locate the preferred pharmacy and execute our Patient Assistance Program for patient reimbursement support.

NeuVax™ (nelipepimut-S) Australian Patent - We received a Notice of Acceptance for a patent for NeuVax by the Australian Patent Office.

On February 28, 2014, we announced that the Australian Patent Office had notified us of a Notice of Acceptance for a patent for NeuVax™ (nelipepimut-S) in Australia. The patent covers the use of NeuVax as a vaccine for the prevention of breast cancer recurrence in patients having low-to-intermediate of HER2, as determined by an IHC score of 1+ or 2+ and a FISH rating of less than 2.0.  The patent protection expires in 2028.

Dr. Reddy's Partnership - We entered into a partnership with Dr. Reddy's Laboratories Ltd., which includes future commercialization of NeuVax™ (nelipepimut-S) in India for breast and gastric cancers.

On January 14, 2014, we announced a strategic development and commercialization partnership for NeuVax™ (nelipepimut-S) with Dr. Reddy's Laboratories Ltd. in India. We licensed commercial rights to Dr. Reddy's for NeuVax in breast and gastric cancers, in exchange for development and sales milestones, as well as double-digit royalties on sales. Dr. Reddy's is to lead the Phase 2 development of NeuVax in India in gastric cancer, significantly expanding the potential addressable patient population.
GALE-401 Acquisition - We acquired the worldwide rights to GALE-401, a controlled release formulation of anagrelide.

On January 13, 2014, we announced the acquisition of worldwide rights to GALE-401, a controlled release formulation of anagrelide. If clinical trials are successful, we expect to pursue the expedited 505(b)(2) regulatory pathway to seek approval of GALE-401 for the treatment of myeloproliferative neoplasms, including essential thrombocythemia (ET). Based on multiple Phase 1 studies in healthy volunteers, the controlled release formulation is expected to decrease the adverse event rate relative to the approved product.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and September 30, 2013

For the three months ended September 30, 2014, our net loss was approximately $6.2 million compared with a net loss of $9.3 million for the three months ended September 30, 2013. The net loss decreased by $3.1 million, or approximately 34%, for the reasons discussed below.

For the nine months ended September 30, 2014, our net loss was approximately $28.7 million compared with a net loss of $28.2 million for the nine months ended September 30, 2013. The net loss increased by $0.5 million, or approximately 2%, for the reasons discussed below.

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

Net Revenue

Net revenue for the three and nine month periods ended September 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net revenue	$1,620	$1,170	38%	$6,124	$1,170	423%

Net revenue for the three months ended September 30, 2014 was $1.6 million, as compared to $1.2 million for three months ended September 30, 2014. Net revenue for the nine months ended September 30, 2014 was $6.1 million, as compared to $1.2 million for nine months ended September 30, 2014.

We sell Abstral in the United States to wholesale pharmaceutical distributors and retail pharmacies, or our "customers," subject to rights of return. We recognize revenue from product sales at the time title transfers to our customer (ex-manufacturer), and provide allowances for estimated future product returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program benefits and other deductions as appropriate. Gross revenue, gross-to net-deductions, and net revenue, for the three and nine months ended September 30, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30, 2014		September 30, 2014		September 30, 2013 **
	$	% of Gross Revenue	$	% of Gross Revenue	$	% of Gross Revenue
Gross revenue (ex-manufacturer)	$2,637	100%	$11,190	100%	$2,309	100%
Gross to net deductions	1,017	39%	5,066	45%	1,139	49%
Net revenue	$1,620	61%	$6,124	55%	$1,170	51%

** Gross revenue, gross to net deductions, and net revenue for the three and nine months ended September 30, 2013 were the same as this was the first quarter that the company generated revenue.

In March of 2014 we launched the Galena Patient Services (GPS) program, a full service support program designed to navigate patient access to Abstral that is coordinated through a third party vendor. Along with the launch of GPS, we also made changes to our patient assistance program (PAP) to reduce the use of free product vouchers and rely more heavily upon an expedited prior authorization process. These changes resulted in both a flattening in the growth in prescription demand and significant improvement in gross-to-net deductions, quarter-over-quarter in 2014. We believe the slowed growth in quarter-over-quarter prescription demand is the temporary result of our GPS program and PAP rules changes, and we anticipate an increase in prescription demand and ex-manufacturer sales in the last quarter of 2014.

Our gross revenue is also affected by the timing of customer orders, which timing sometimes results in quarter-to-quarter fluctuations in gross revenue. From time to time we have offered favorable pricing and extended payment terms to new wholesale distributor customers as an incentive to place initial Abstral orders. In the second quarter of 2014, we afforded such incentives to one or our principal customers with respect to an order from which we recognized approximately $1.5 million of gross revenue (ex-manufacturer), or approximately $0.9 million of net revenue. The timing and amount of this significant order, and the timing of customer orders in general, may have contributed to a corresponding reduction in customer orders, and in related revenue, in the third quarter of 2014. We believe the same timing differences will create a recovery in net revenues in the fourth quarter, and expect for net revenue for the full year of 2014 to be within the range of our guidance of $8 million to $10 million through increased ex-manufacturer sales and a continued reduction in the gross to net deductions..

Cost of Revenue and Amortization of Certain Acquired Intangible Assets

Cost of revenue and amortization of certain acquired intangible assets for the three and nine months ended September 30, 2014 and 2013, respectively, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of net revenue	2013	% of net revenue	2014	% of net revenue	2013	% of net revenue
Cost of revenue (excluding amortization of certain acquired intangible assets:
Abstral royalties	$188	12%	$141	12%	$728	12%	$141	12%
Direct product costs and related overhead	15	1%	50	4%	65	1%	50	4%
Other cost of revenue	44	3%	67	6%	132	2%	67	6%
Total cost of revenue	$247	15%	$258	22%	$925	15%	$258	22%
Amortization of certain acquired intangible assets	$70	4%	$43	4%	$259	4%	$43	4%

Cost of revenue, which excludes the amortization of certain acquired intangible assets, was $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Cost of revenue, which excludes the amortization of certain acquired intangible assets, was $0.9 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Variable cost of revenue includes the royalty due to Orexo and product costs. Product related overhead and other cost of revenue are fixed in nature, and will decrease or increase as a percentage of net revenue as net revenue increases or decreases, respectively. There was no cost of revenue or amortization of certain acquired intangible assets during the three and nine months ended September 30, 2013.

Amortization of certain acquired intangible assets was $70 thousand and $43 thousand for the three months ended September 30, 2014 and 2013, respectively. Amortization of certain acquired intangible assets was $259 thousand and $43 thousand for the nine months ended September 30, 2014 and 2013, respectively. Amortization of certain acquired intangible assets is a non-cash variable cost based on net revenue during the period.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, including costs related to our Abstral Registry trial, and compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the three and nine months ended September 30, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Research and development expense	$7,243	$3,633	99%	$22,082	$13,990	58%

The increase in research and development expense in 2014 was primarily related to the ramp-up of our Phase 3 PRESENT clinical trial and the related patient enrollment efforts. We expect research and development expense related to our PRESENT trial to remain consistent with the current period for the next two quarters, and then begin to decrease throughout 2015 as we complete the enrollment phase of the trial and transition to the monitoring and follow-up phase. The expected decrease in costs could be partially offset by the increase in research and development expense related to our Phase 2 clinical trial of the GALE-401 program, in which we currently expect to complete enrollment during 2014.

Selling, General and Administrative Expense

Selling, general and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Selling, general and administrative expense for the three and nine months ended September 30, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative expense	$7,268	$4,129	76%	$23,698	$8,369	183%

Selling, general and administrative expense increased during the last two quarters of 2013 and into the first three quarters of 2014, primarily due to the establishment of our Abstral commercial sales force and marketing team, as well as other expenses related to the commencement of our commercial efforts and the launch of Abstral. The selling, general and administrative costs for the three months ended September 30, 2014 and 2013 were $7.1 million and $9.6 million, or a decrease of $2.5 million or 26%. The quarter over quarter decrease was primarily driven by the decrease in legal fees related to the ongoing litigation and proceedings described in Part II, Item 1 of this report, which were approximately $0.7 million this quarter as compared to $3.0 million last quarter. This decrease is due to the fact we exceeded the retention (deductible) under our insurance policy during the third quarter of 2014, and therefore realized a significant insurance recovery against those fees. We continue to expect a significant portion of future legal expenses to be reimbursable by insurance.

Selling, general and administrative expense includes non-cash stock-based compensation expense of $1.3 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. Selling, general and administrative expense includes non-cash stock-based compensation expense of $4.4 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine month periods ended September 30, 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Non-operating income (expense)	$7,035	$(1,235)	(670)%	$12,190	$(6,749)	(281)%

The increase to our non-operating income (expense) during the three months ended September 30, 2014 was primarily due to an decrease in the fair value of warrants accounted for as liabilities. This decrease in the estimated fair value of our warrant liabilities was primarily due to the decrease in our common stock price, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. The increase to our non-operating income (expense) during the nine months ended September 30, 2014 was primarily due to a decrease in the fair value of warrants accounted for as liabilities, which was attributable to the decrease in our common stock price.

Income Taxes

For the three months ended September 30, 2014, there was no income tax benefit or expense recognized. For the three months ended September 30, 2013, we recognized an income tax expense of $1.2 million. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

For the nine months ended September 30, 2014, there was no income tax benefit or expense recognized. For the nine months ended September 30, 2013, we recognized an income tax benefit of $0.1 million This benefit offsets the tax impact related to the unrealized gain on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of expenses and comprehensive loss. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $24.6 million as of September 30, 2014, compared with $47.8 million as of December 31, 2013.

The decrease of approximately $23.1 million in our cash and cash equivalents from December 31, 2013 to September 30, 2014 was attributable primarily to $32.1 million in cash used in operating activities, $3.1 million used to purchase U.S. rights to Zuplenz, and $2.3 million used to purchase worldwide rights to GALE-401, which uses were partially offset by $10.7 million in net proceeds from common stock warrant exercises and $4.1 million in net proceeds from common stock option exercises.

On July 22, 2014, we announced that we entered into a definitive agreement to license Zuplenz® from MonoSol. Under the terms of the agreement, we paid $3.1 million in cash to MonoSol during the third quarter of 2014 and will pay MonoSol an additional $2.5 million in cash or stock during the fourth quarter of 2014. During the remainder of 2014, we expect to incur significant increased expenses related to regulatory and marketing efforts for Zuplenz in connection with our planned product launch on or before December 31, 2014. Additionally, we expect to continue to incur operating losses for the foreseeable future as we continue to commercialize our products in the U.S. and to advance our product candidates through the drug development and regulatory process. We will need to generate significant revenues to achieve profitability and may never do so. In the absence of profits from the commercialization of Abstral and Zuplenz or our product candidates, our potential sources of operational funding are proceeds from the sale of equity and funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing working capital, along with net revenue from Abstral sales, is sufficient to fund our operations into the second quarter of 2015. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing working capital sooner than we project. We have no commitments for any financing, and there is no assurance that additional financing will be available to us on acceptable terms, or at all. If we fail to obtain additional financing, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $32.1 million for the nine months ended September 30, 2014, compared with $20.4 million for the nine months ended September 30, 2013. The increase in cash used in operating activities of approximately $11.7 million resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial, the addition of sales and marketing efforts for the launch of Abstral, and legal expenses related to ongoing litigation.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2014, compared with $9.2 million for the nine months ended September 30, 2013. The decrease was due to the $10.1 million initial payment for Abstral rights during the nine months ended September 30, 2013 compared to the $2.3 million and $3.1 million to purchase the worldwide rights of GALE-401 and U.S. rights to Zuplenz, respectively, during the nine months ended September 30, 2014.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $14.4 million for the nine months ended September 30, 2014, compared with $48.3 million for the nine months ended September 30, 2013. The decrease was primarily due to net proceeds from issuance of common stock of $37.5 million and net proceeds from the issuance of long-term debt of $9.9 million during the nine months ended September 30, 2013 compared to net proceeds of common stock warrant exercises of $10.7 million and net proceeds of common stock option exercises of $4.3 million during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2013, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2013 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Earlier this year, several purported shareholder derivative complaints were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah, the United States District Court for the District of Oregon and the Delaware Court of Chancery. On April 11, 2014, the Oregon federal derivative cases were consolidated into one action, In re Galena Biopharma, Inc. Derivative Litig., Nos. 3:14-cv-382, 3:14-cv-514, 3:14-cv-516 (D. Or.). On July 21, 2014, the Oregon state derivative cases were consolidated into one action, Fagin v. Ahn, et al., No. 140202384; Zhang v. Hillsberg, et al., No. 140403987 (Or. Cir. Ct.). On July 22, 2014, all of the Delaware derivative complaints were consolidated into one action, the matter of In re Galena Biopharma, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 9715-VCN (Del. Ch.). The various complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with public statements purportedly issued by us or on our behalf and sales of our common stock by our officers and directors in January and February of this year.
Also, five purported securities class action complaints filed in the United States District Court for the District of Oregon have been consolidated into a single action, In re Galena Biopharma, Inc. Securities Litig., No. 3:14-cv-367 (D. Or.), and a lead plaintiff has been appointed. On October 31, 2014, the lead plaintiff filed a consolidated amended complaint, which alleges, among other things, that certain of our officers and directors violated the federal securities laws by making materially false and misleading statements and omissions in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above.
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
At September 30, 2014, no material liabilities with respect to the foregoing claims have been recorded in our consolidated financial statements. We have notified our insurance carriers of the claims, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions.
We are aware that the SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.
Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated July 28, 2014, between Galena Biopharma, Inc. and Margaret Kivinski *

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W.Schwartz, Ph.D.

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and Ryan M. Dunlap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark W. Schwartz

Mark W. Schwartz, Ph.D.
President and Chief Executive Officer

Date: November 5, 2014

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President and Chief Financial Officer

Date: November 5, 2014