Form 10-K
period 2014-12-31
Galena Biopharma, Inc.
filed 2015-03-05
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
OR

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
Based on the closing price of the Registrant's common stock as reported on the NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $359,479,000.
As of February 28, 2015, Galena Biopharma, Inc. had outstanding 133,702,578 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2014

"SAFE HARBOR" STATEMENT

Some of the information contained in this annual report may include forward-looking statements that reflect our current views with respect to our commercial and development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. We make these statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws and otherwise.

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

PART I.

ITEM 1. BUSINESS

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted oncology therapeutics that address major medical needs across the full spectrum of cancer care. Galena’s development portfolio ranges from mid- to late-stage clinical assets, including a robust immunotherapy program led by NeuVax™ (nelipepimut-S) currently in an international, Phase 3 clinical trial. The company’s commercial drugs include Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film. Collectively, Our clinical and commercial strategy focuses on identifying and advancing therapeutic opportunities to improve cancer care, from direct treatment of the disease to the reduction of its debilitating side-effects.

We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop novel cancer immunotherapies to address unmet medical needs through the use of peptide based vaccines targeting well-established tumor antigens in the adjuvant, minimum residual disease setting, in high risk patients who are more likely to benefit from treatment via immunotherapy. Our immunotherapy programs currently seek to significantly decrease the risk of disease recurrence in breast cancer, gastric cancer, endometrial and ovarian cancers.

•
Expand our development pipeline by enhancing the potential clinical and geographic footprint of our technologies. We can accomplish this through the initiation of additional clinical trials as well as through acquisition of additional development stage products in related oncology indications. We also seek to leverage valuable partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical opportunities in a cost effective and efficient manner.

•
Maintain commercial capabilities to sell, market, and distribute oncology related pharmaceutical products in the U.S. through our established commercial infrastructure. This commercial strategy creates the opportunity to generate accretive cash flows to support our development programs, and also provides future leverage to support the potential commercialization of our clinical stage technologies in one of the world's largest economic markets.

The chart below summarizes the current status of our pipeline:

Product
Therapeutic Area
Phase 1
Phase 2
Phase 3
NDA
Approved
Commercial
Abstral® (fentanyl) Sublingual Tablets
Breakthrough Cancer Pain
ZUPLENZ® (ondansetron) Oral Soluble Film
Antiemetic for CINV, RINV, PONV
Immunotherapy
NeuVax™
Breast cancer node-positive, HER2 IHC 1+/2+
PRESENT Trial
NeuVax™ + Herceptin®
Breast cancer node-positive & triple negative, HER2 IHC 1+/2+
NeuVax™ + Herceptin®
Breast cancer neoadjuvant, node-positive & negative, HER2 IHC 3+
NeuVax™
Gastric carcinoma HER2 IHC 1+/2+ or 3+
GALE-301 (Folate Binding Protein)
Ovarian & Endometrial Carcinomas
Hematology
GALE-401 (Anagrelide CR)
MPN-related thrombocytosis
Ongoing
Planned

Develop Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is based upon preventing recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow. Once a patient’s tumor becomes metastatic, the outcome is most often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have minimal residual disease.

Our therapies utilize a peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation immune system and a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S) and GALE-301, or Folate Binding Protein (FBP), targeting the prevention of recurrence in breast, gastric, ovarian and endometrial cancers.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead product candidate, is a targeted cancer immunotherapy and is being developed for the prevention of cancer recurrence in human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which, over time, may lead to recurrence. After binding to the HLA A2 or A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

Breast Cancer: According to the National Cancer Institute, over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the U.S., metastatic breast cancer remains incurable. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients - those with HER2 immunohistochemistry (IHC) 3+ disease, or IHC 2+ and fluorescence in situ hybridization (FISH) positive - have an approved treatment option available. This leaves the majority of breast cancer patients with low-to-intermediate HER2 IHC 1+/2+ ineligible for therapy and without an effective treatment option to prevent cancer recurrence.

We have multiple trials currently ongoing for NeuVax. For our pivotal, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 30,000-40,000 of the 230,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs which led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease).

Gastric Cancer: Gastric cancer (also known as stomach cancer) is a disease in which the cells forming the inner lining of the stomach become abnormal and start to divide uncontrollably, forming a cancerous tumor mass. Cancer can develop in any of the five sections of the stomach. Symptoms and outcomes of the disease will vary depending on the location of the cancer. Stomach cancer is one of the leading causes of cancer deaths in several areas of the world, most notably Republic of Korea and other Asian countries. Annually, almost one million people will be diagnosed worldwide with stomach cancer and over 700,000 will die from the disease. More than 90% of stomach cancers are caused by adenocarcinomas, malignant cancers that originate in glandular tissues. Overexpression of the HER2 receptor occurs in approximately 20% of gastric and gastro-esophageal junction adenocarcinomas, predominantly those of the intestinal type. Overall, only approximately 28% of patients with stomach cancer live at least five years following diagnosis and new adjuvant treatments are needed to prevent disease recurrence.

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

•
Phase 2 Ongoing: An investigator-sponsored trial is ongoing to study NeuVax in combination with Herceptin. The study will enroll 100 patients in neoadjuvant, node positive and negative HER2 IHC 3+ patients or HER2 gene-amplified breast cancer patients who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program (CDMRP) via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program (BCRP) Breakthrough Award given to the lead investigator for the trial.

•
Phase 2 Planned: In January 2014, we partnered with Dr. Reddy’s Laboratories, Ltd. in India for the commercialization of NeuVax in that region. Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in 2016.

GALE-301 (folate binding protein or FBP)

Our second immunotherapy product candidate, GALE-301, targets folate binding protein receptor-alpha, a well-validated therapeutic target, which is highly over-expressed (20-80 fold) in ovarian, endometrial and breast cancers. GALE-301 is an immunogenic peptide and can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 consists of an FBP peptide combined with GM-CSF, and is currently in a Phase 2a clinical trial for the prevention of recurrence in patients with ovarian and endometrial cancers. Current treatments for these diseases are principally with chemotherapeutic agents and patients suffer a high recurrence rate; and, most patients relapse with an extremely poor prognosis. Preliminary promising results from the Phase 2a clinical trial of GALE-301 were presented in November 2014 at the Society for Immunotherapy of Cancer conference and showed a 38% reduction in relative risk of recurrence, and that the agent was well-tolerated with primarily Grade 1 and 2 toxicities and elicited a strong in vivo immune response. We expect to present top line data from the Phase 2a trial mid-year 2015.

Ovarian and Endometrial Cancer: Ovarian cancer occurs in more than 22,000 patients per year in the U.S. and is the most lethal gynecologic cancer. Despite the incidence of ovarian cancer being only approximately 10% of that of breast cancer, the number of patients who die from ovarian cancer is nearly 50% that of breast cancer. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease. For their treatment, these patients typically have their tumors surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While most patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse, and once the disease recurs, the treatment options and successes drop dramatically. Endometrial cancer is the most common gynecologic cancer and occurs in more than 46,000 women with more than 8,000 deaths in the U.S. annually. There are two basic types of endometrial cancer: endometrioid and papillary serous. The latter has a much more aggressive clinical course and the majority of these patients will die of this form of the disease.

Expand Our Development Pipeline

GALE-401 (anagrelide controlled release (CR))

In January 2014, we announced the acquisition of the worldwide rights to anagrelide controlled release (CR), which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. The currently available immediate release (IR) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, but preserve efficacy.

Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide following oral administration, appears to be well tolerated at the doses administered, and to be capable of reducing platelet levels. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the ongoing Phase 2 proof-of-concept trial. The Phase 2 trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with MPNs. Phase 2 top-line safety and efficacy data will be presented this year. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals).

Myeloproliferative neoplasms: MPNs are a closely related group of hematological malignancies in which the bone marrow cells that produce the body's blood cells develop and function abnormally. The main myeloproliferative neoplasms are Polycythemia Vera (PV), Essential Thrombocythemia (ET), Primary Myelofibrosis (PMF), and Chronic Myelogenous Leukemia (CML), all of which are associated with high platelet counts. The MPNs are progressive blood cancers that can strike anyone at any age, and for which there is no known cure.

Maintain Commercial Capabilities

Abstral® (fentanyl) Sublingual Tablets

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP), which affects more than 50% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Abstral is manufactured for us by contract manufacturers and we distribute and sell Abstral in the U.S. through our commercial organization.

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

Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than 30 seconds. Zuplenz eliminates the burden of swallowing pills during periods of emesis, may be advantageous for patients with oral irritation, and may increase patient adherence and the patient's ability to keep the medication down without vomiting. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. Ondansetron is the most widely prescribed drug in this class of anti-emetics, and used broadly across the oncology spectrum. MonoSol will exclusively manufacture Zuplenz for us for sale in the U.S. through our commercial organization.

Alliance Partners in Therapeutic Areas

We are actively seeking to leverage our technology platforms by seeking to work with pharmaceutical and biotechnology partners in a number of therapeutic areas in oncology. Our team has experience targeting products in multiple indications, and based on this experience, we believe we can discover more drug candidates by working with partners than we can develop with our own resources. We are seeking to work with partners in the discovery and development of drugs in a number of therapeutic areas and technology platforms.

Intellectual Property

Patents and other intellectual property rights are crucial to our success. It is our policy to protect our intellectual property rights through available means, including filing and prosecuting patent applications in the U.S. and other countries, protecting trade secrets, and utilizing regulatory protections such as data exclusivity. We also include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties, and utilize customary our employees, consultants, clinical investigators and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is our policy to operate without infringing on, or misappropriating, the proprietary rights of others. The following chart summarizes our intellectual property rights:

Product	Indication	Scope	Strategic Partner	Estimated Exclusivity Period
Abstral® (fentanyl) Sublingual Tablets	Breakthrough cancer pain	U.S.	Orexo AB	2019
NeuVax™ (nelipepimut-S)	Breast cancer recurrence	Filed and pending or issued worldwide	University of Texas/MDACC/Henry M. Jackson Foundation	2028
NeuVax™ in combination with Herceptin®	Breast cancer recurrence	Filed and pending or issued worldwide	Henry M. Jackson Foundation, Genentech/Roche	2026
Folate Binding Protein (GALE-301)	Ovarian and endometrial cancer	Filed and pending or issued worldwide	Henry M. Jackson Foundation	2022
Anagrelide Controlled Release (GALE-401)	Essential thrombocythemia	Filed and pending or issued worldwide	BioVascular, Inc.	2029

Out-License Agreements

Teva Pharmaceuticals

Effective December 3, 2012, we entered into a license and supply agreement with ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals (“ABIC”). Under the agreement, we granted ABIC exclusive rights to seek marketing approval in Israel for our NeuVax product candidate for the treatment of breast cancer following its approval by the FDA or the European Medicines Agency, and to market, sell and distribute NeuVax in Israel assuming such approval is obtained. ABIC’s rights also include a right of first refusal in Israel for all future indications for which NeuVax may be approved.

Under the license and supply agreement, ABIC will assume responsibility for regulatory registration of NeuVax in Israel, provide financial support for local development, and commercialize the product in the region in exchange for making royalty payments to us based on future sales of NeuVax. ABIC also agrees in the license and supply agreement to purchase all supplies of NeuVax from us at a price determined according to a specified formula.

Dr. Reddy's Laboratories Ltd.

Effective January 14, 2014, we entered into a strategic development and commercialization partnership with Dr. Reddy's Laboratories Ltd. ("Dr. Reddy's"), under which we licensed commercial rights in India to Dr. Reddy's for NeuVax in breast and gastric cancers. Under the agreement, Dr. Reddy's will lead the Phase 2 development of NeuVax in India in gastric cancer, significantly expanding the potential patient population addressable with NeuVax.

Recent Developments (in reverse chronological order)

Abstral Target Revenue Achieved - We achieved our target net revenue from the sale of Abstral for 2014.

On March 5, 2015, we announced our results of operations from the quarter and the fiscal year ended December 31, 2014, including net revenue of $9.3 million from the sale of Abstral. We also reiterated our 2015 net revenue expectations of $15 million to $18 million.

Enrolled 700th Patient in NeuVax Phase 3 PRESENT Clinical Trial - We announced enrollment of the 700th patient in our Phase 3 PRESENT clinical trial.

On February 9, 2015, we announced the enrollment of the 700th patient in the NeuVax™ (nelipepimut-S) Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) clinical trial. Seven hundred is the patient enrollment target as defined by the PRESENT Phase 3 clinical trial protocol. The Company expects over-enrollment will increase the confidence in both the timing and quality of the statistics and the final outcome of the trial. Completion of final enrollment in the trial is expected near the end of the first quarter of 2015.

Presented HER2 Screening Results From the Phase 3 NeuVax Trial - We presented HER2 screening data, including preliminary Leica Bond Oracle™ results, from the Phase 3 NeuVax clinical trial at the 2014 San Antonio Breast Cancer Symposium (SABCS).

On December 11, 2014, we presented initial immunohistochemistry (IHC) screening data from the NeuVax Phase 3 PRESENT trial at the 2014 San Antonio Breast Cancer Symposium (SABCS). The poster, entitled “HER2 Discordant Results in Local vs. Central Testing in the Phase 3 Nelipepimut-S Trial and Implementation of the Leica Bond Oracle HER2 Immunohistochemistry (IHC) System for Low and Intermediate Levels (1+, 2+) of HER2 Protein Expression as a Companion Diagnostic,” demonstrated that with the implementation of the Leica Bond Oracle HER2 IHC assay, preliminary limited data indicated additional patients met HER2 eligibility for PRESENT and the assay identified more precisely patients with HER2 1+ and 2+ expression.

Presented GALE-401 Phase 1 Clinical Trial Data- Data from the GALE-401 (Anagrelide Controlled Release) Phase 1 clinical trials were presented at the 56th American Society of Hematology (ASH) Annual Meeting and Exposition

On December 8, 2014, we presented data from the company’s Phase 1 clinical trials of GALE-401, or Anagrelide Controlled Release (CR), at the 56th American Society of Hematology (ASH) Annual Meeting & Exposition, which demonstrated that GALE-401possesses a pharmacokinetic (PK) profile of a significantly reduced Cmax, or time to maximum plasma concentration, while maintaining adequate plasma exposure needed to induce platelet count reductions in the healthy subjects. Dose-related reductions in platelet counts were observed, and were similar to the marketed immediate release (IR) formulation of anagrelide in a cross-over, multiple dose study. The product was well tolerated with an adverse event (AE) profile that was not distinguishable from placebo. Preliminary data from the ongoing Phase 2 proof-of-concept clinical trial showed promising platelet response. Phase 2 top-line safety and efficacy data will be presented this year.

Notice of Allowance of U.S. Patent for GALE-401 - We announced the Notice of Allowance from the U.S. Patent and Trademark Office for GALE-401 (Anagrelide Controlled Release).

On December 2, 2014, we announced the Notice of Allowance from the U.S. Patent and Trademark Office for GALE-401 covering the composition of matter. The claims cover controlled release formulations of GALE-401 in a broad range of unit dosage forms, articles of manufacture containing GALE-401, and methods of reducing platelet counts in patients with a broad spectrum of diseases and conditions by administering GALE-401. Once issued, the patent will expire in 2029, not including any patent term extensions.

Completion of Enrollment in GALE-401 Phase 2 Clinical Trial - We announced the completion of enrollment for the GALE-401 (Anagrelide Controlled Release) Phase 2 clinical trial six months ahead of schedule.

On November 18, 2014, we announced the completion of enrollment in the GALE-401, or Anagrelide Controlled Release, Phase 2 clinical trial, a clinical proof-of-concept study treating 18 patients with elevated platelet counts in myeloproliferative neoplasms, including Essential Thrombocythemia, Polycythemia Vera, and Primary Myelofibrosis.

First Patient Dosed in the Phase 2 Clinical Trial with NeuVax in Combination with Herceptin® (trastuzumab) - We announced the dosing of the first patient in a NeuVax Phase 2 clinical trial in combination with Herceptin to treat high-risk HER2 3+ or HER2 gene-amplified breast cancer patients-

On November 11, 2014, we announced the dosing of the first patient in a NeuVax Phase 2 clinical trial to prevent breast cancer recurrence in high risk HER2 3+ and/or HER2 gene amplified breast cancer patients in combination with Herceptin (trastuzamab; Genentech/Roche). This trial expands the potential eligible patient population and overall clinical trial portfolio for NeuVax.

Announced Preliminary GALE-301 Phase 2a Clinical Trial Data - Preliminary data from the GALE-301 (Folate Binding Protein) Phase 2a clinical trial were announced at the Society for Immunotherapy of Cancer (SITC) 29th Annual Meeting

On November 7, 2014, we announced preliminary data from our GALE-301 Phase 2a clinical trial for GALE-301, a Folate Binding Protein derived immunotherapy. The preliminary results indicate GALE-301 plus GM-CSF is well tolerated and elicits a strong in vivo immune response with primarily Grade 1 and Grade 2 toxicities. After a median follow-up of 13 months, there had been 11/22 (50%) recurrences in the control group compared to 9/29 (31%) recurrences in the vaccine group, a 38% reduction in relative risk of recurrence.  Top line data is expected to be presented in 2015.

Notice of Allowance of Improvement Patent for NeuVax™ (nelipepimut-S) in Japan - We announced the Notice of Allowance from the Japanese Patent Office for NeuVax covering its use of NeuVax alone or in combination with other agents.

On October 14, 2014, we announced the Notice of Allowance from the Japanese Patent Office covering the use of NeuVax™ (nelipepimut-S) alone or in combination with other agents to prevent recurrence of any HER2/neu expressing breast cancer tumor having an immunohistochemistry level of 1+ or 2+, or a fluorescence in situ hybridization (FISH) rating of less than about 2.0. Once issued, the patent will expire in 2028, not including any patent term extensions.

Notice of Allowance of U.S. Patent Application for NeuVax™ (nelipepimut-S) in combination - We announced the Notice of Allowance of U.S. patent application for NeuVax in combination with Herceptin ® (trastuzumab; Genentech/Roche).

On October 8, 2014, we announced the Notice of Allowance of a U.S. patent application covering methods of treating patients having any HER2/neu expressing cancer by administering NeuVax™ (nelipepimut-S) in combination with Herceptin ® (trastuzumab; Genentech/Roche). The patent will cover the use of NeuVax in combination with Herceptin for treating patients having any HER2/neu expressing cancer. The patent will expire in 2026, not including any patent term extensions.

Initiated the GALE-401 Phase 2 Clinical Trial - We announced that we dosed the first patient in the GALE-401, or Anagrelide Controlled Release (CR), Phase 2 Clinical Trial.

On September 9, 2014, we announced the first patient was dosed in the GALE-401 clinical trial. The Phase 2 study treats patiented with elevated platelet counts in myeloproliferative neoplasms (MPNs) including essential thrombocythemia (ET). Based on discussions with the U.S. Food and Drug Administration (FDA) and pending a successful development program, Galena would pursue approval via the 505(b)(2) regulatory pathway.

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

Broad U.S. Patent Allowance Granted for NeuVax™ (nelipepimut-S) - We announced the broad allowance from claims covering the use of NeuVax alone or in combination with other agents

On July 1, 2014, we announced the notice of allowance of a U.S. Patent for NeuVax™ (nelipepimut-S) covering the use of NeuVax alone or in combination with other agents to prevent recurrence of any HER2/neu expressing tumor having a FISH rating of less than about 2.0.

Full Enrollment in GALE-301 Phase 2a - We announced that we had completed enrollment of 45 patients in the Phase 2a clinical trial for GALE-301, or Folate Binding Protein.

On June 17, 2014, we announced the completion of enrollment in the Phase 2a clinical trial for GALE-301, or Folate Binding Protein (FBP) peptide immunotherapy. We have since over-enrolled the trial with over 60 patients. GALE-301 is administered to HLA-A2 or A3 positive patients in combination with granulocyte macrophage-colony stimulating factor (GM-CSF) as an adjuvant treatment to prevent recurrences in high-risk, ovarian and endometrial cancer patients rendered disease-free after completing standard of care therapy.

Department of Defense Grant for NeuVax™ (nelipepimut-S) Clinical Trial - We announced the Department of Defense is providing grant funding towards a new clinical trial with NeuVax to prevent breast cancer recurrence in high risk HER2 3+ patients.

On April 28, 2014, we announced the Department of Defense would provide grant funding towards a new clinical trial with NeuVax™ (nelipepimut-S) to prevent breast cancer recurrence in high-risk HER2 3+ patients. The grant, a Breast Cancer Research Program (BCRP) Breakthrough Award, was obtained by Elizabeth A. Mittendorf, M.D., Associate Professor, Department of Surgical Oncology, The University of Texas MD Anderson Cancer Center who oversee the investigator-sponsored trial. Galena will support the trial with study drug and funding and will have access to the research to support ongoing registration studies. The study will enroll 100 patients and cost approximately $3.0 million, which will be jointly funded by us (sponsoring approximately $1.75 million) and by the grant from the Department of Defense ($1.25 million).

Galena Patient Services Launched - We announced the launch of Galena Patient Services (GPS), a full service program to help manage patient access and reimbursement for patients taking Abstral® (fentanyl) Sublingual Tablets.

On March 3, 2014, we announced the launch of GPS, a full service support program designed to navigate patient access to Abstral coordinated through a third party vendor. GPS will work with healthcare professionals, their patients, and the insurance providers to guide the benefits investigation and approval process, manage the appeals and denial process, locate the preferred pharmacy and execute our Patient Assistance Program for patient reimbursement support.

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

On January 14, 2014, we announced a strategic development and commercialization partnership for NeuVax (nelipepimut-S) with Dr. Reddy's Laboratories Ltd. in India. We licensed commercial rights to Dr. Reddy's for NeuVax in breast and gastric cancers, in exchange for development and sales milestones, as well as double-digit royalties on sales. As part of the agreement, Dr. Reddy's is to lead the Phase 2 development of NeuVax in India in gastric cancer, significantly expanding the potential addressable patient population.

Anagrelide Controlled Release Acquisition - We acquired the worldwide rights to Anagrelide Controlled Release, which we renamed GALE-401

On January 13, 2014, we announced the acquisition of worldwide rights to anagrelide controlled release (CR), which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. By reducing the maximum concentration (Cmax) of the agent, the controlled release formulation is hypothesized to reduce the side effects, but preserve efficacy relative to the approved product. Based on a regulatory meeting with the FDA, we believe a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals).

First Patient Enrolled in GALE-301 (Folate Binding Protein (FBP) Vaccine) Phase 2 Trial - We enrolled our first patient in the Phase 2 trial for GALE-301.

On January 7, 2014, we announced that the first patient was enrolled in the Phase 2 trial of GALE-301 (Folate Binding Protein (FBP)) cancer immunotherapy in ovarian and endometrial cancer. GALE-301 is a folate receptor alpha-derived, peptide-based cancer immunotherapy administered to HLA-A2 positive patients in combination with GM-CSF to prevent recurrences in high-risk, endometrial and ovarian cancer patients rendered disease-free after completing standard of care therapy. The optimal biological dose, along with the implementation of a booster regime, will be used in the Phase 2a trial. Initial results from the Phase 1 trial determined an optimal biological dose for further study and showed that GALE-301 was well tolerated and evoked a FBP specific immunological response.

Competition

The biotechnology industry, including cancer immunotherapy vaccines, hematology therapies, and break-through cancer pain management markets, are intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, introduce products to market earlier than our products or on a more cost effective basis. We may be unable to effectively develop our technology or any other applications on a cost effective basis or otherwise. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. Our collaborators or we will face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. An inability to successfully complete our product development could lead to us having limited prospects for establishing market share or generating revenue from our technology.

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

A number of chemotherapeutic agents have demonstrated activity in gynecological carcinomas (ovarian and endometrial), particularly platinum based regimens. New chemotherapy agents are being evaluated including trabectedin (Yondelis) and belotecan as well as targeted agents such as bevacizumab (Avastin) and pazopanib (Avotrient). Monoclonal antibodies are also being developed†including farletuzumab and catumaxomab. The company is not aware of any of these agents being evaluated in the adjuvant setting where GALE-301 is being considered for further development.

For patients with myeloproliferative neoplasms (MPNs), current treatment options include Agrylin® and its generic equivalents, hydorxyurea and interferon alpha. Agents currently being studied in patients with MPNs include investigational JAK2 inhibitors (e.g., LY2784544 (Eli Lily), momelotinib (Gilead Sciences)) and pegylated interferon alfa-2a (Pegasys, Genentech/Roche).

Abstral competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the U.S. by large, well-capitalized companies. In the breakthrough cancer pain (“BTcP”) market, physicians often treat BTcP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Insys’s Subsys, and Depomed Inc's Lazanda.. Some generic fentanyl products against which Abstral competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTcP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems.
Zuplenz competes against branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the U.S. by large, well-capitalized companies. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. Ondansetron is the most widely prescribed drug in this class of anti-emetics, and used broadly across the oncology spectrum. The largest branded competitor for ondansetron is GlaxoSmithKline, PLC's Zofran®. In addition, we are aware of numerous companies offering generic ondansetron products.

Government Regulation

The U.S. and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The FDA regulates pharmaceutical and biologic products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

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

We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the U.S. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the U.S.

Financial Condition

We had cash and cash equivalents of approximately $21.3 million as of February 28, 2015. We believe that our existing cash and cash equivalents, funding available under our Lincoln Park Capital, LLC (LPC) purchase agreement and At Market Issuance Sales Agreements (ATM), along with revenue from Abstral sales, should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. and in amounts

On November 18, 2014, we entered into a purchase agreement with LPC under which LPC initially purchased $5.0 million of our common stock at a price of $2.00 per share. Under the purchase agreement, at our sole discretion, we may sell up to an additional $50 million of our common stock to LPC over the 36-month term of the purchase agreement, subject to certain conditions and limitations. LPC agrees in the purchase agreement to not cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock and to purchase our common stock at times determined by us. In consideration for entering into the agreement, we issued 631,221 shares of our common stock to LPC as a commitment fee.

In addition to the LPC’s initial purchase of our common stock under the purchase agreement, during 2014, we received net proceeds of $8.5 million from LPC’s subsequent purchases of a total of 4.6 million shares of our common stock, excluding the commitment fee shares. We also received $2.3 million in net proceeds from the sale of a total of 1.4 million shares of our common stock under the ATM.

We expect to continue to incur operating losses as we continue to commercialize Abstral, launch commercialization of Zuplenz in the U.S. and advance our product candidates through the drug development and regulatory process. We will need to generate significant revenue to achieve profitability and may never do so. In the absence of revenue from the commercialization of Abstral, Zuplenz or our product candidates, our potential sources of operational funding are proceeds from the sale of equity and funded research and development payments and payments received under partnership and collaborative agreements.

There is no guarantee that we will generate sufficient revenue from the sale of Abstral and Zuplenz to become profitable or that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenue or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

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

Human Resources

As of March 5, 2015, the company had 57 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

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

We are dependent upon the commercial success of Abstral and Zuplenz to generate revenue for the foreseeable future.
Although we are in the process of testing and developing other drug candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenue and to become profitable in the foreseeable future will depend upon the commercial success of our only approved products, Abstral and Zuplenz. There is no assurance that we will become commercially successful.
If our products do not achieve market acceptance or coverage by third-party payors, the revenue that we generate from our products will be limited.
The commercial success of our products will depend upon their acceptance by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement for that product by third-party payors is also necessary for commercial success. The degree of market acceptance of our products will depend on a number of factors, including:

•	our ability to communicate acceptable evidence of safety and efficacy;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	limitations or warnings contained in our products’ FDA-approved labeling;

•	the clinical indications for which our products are approved;

•	availability and perceived advantages of alternative treatments;

•	any negative publicity related to Abstral or Zuplenz or our competitors’ products;

•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•	pricing and cost effectiveness;

•	our ability to obtain sufficient third-party payor coverage and reimbursement;

•	the effectiveness of our patient assistance efforts; and

•	our ability to maintain compliance with regulatory requirements.
For example, while we believe that our sublingual delivery method for Abstral will appeal to patients, some patients may believe that an under the tongue delivery method is ineffective or may otherwise react unfavorably to sublingual delivery. In accordance with the risk evaluation mitigation strategy (REMS) protocol for all transmucosal immediate-release fentanyl (TIRF) products, physicians are advised to begin patients at the lowest dose available for the applicable TIRF product, which for Abstral is 100 mcg. Patients may not experience pain relief at initial low-dose prescriptions of Abstral, or their physicians may conclude that Abstral is ineffective in general and may discontinue use of Abstral before titrating to an effective dose. In addition, many third-party payors require usage and failure on cheaper generic versions of fentanyl prior to providing reimbursement for Abstral, which would limit Abstral’s use as a first-line treatment option.
Products used to treat and manage pain, especially in the case of controlled substances, are from time to time subject to negative publicity, including negative publicity relating to illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. Controlled substances are classified by the U.S. Drug Enforcement

Administration (the “DEA”) as Schedule I through V substances, with Schedule I substances being prohibited for sale in the U.S., Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. Abstral contains fentanyl, an opioid, and is regulated as a Schedule II controlled substance. Despite the strict regulations on the marketing, distributing, prescribing and dispensing of such substances, illicit use and abuse of controlled substances is well-documented. Thus, the marketing of Abstral may generate public controversy that may adversely affect market acceptance of Abstral.
Our efforts to educate the medical community and third-party payors on the benefits of Abstral and gain broad market acceptance may require significant resources and may never be successful.
There is no assurance that we will be successful in launching Zuplenz.
On July 17, 2014, we entered into a license and supply agreement with MonoSol Rx, LLC (MonoSol) under which we acquired the exclusive license to commercialize Zuplenz® (ondansetron) Oral Soluble Film in the U.S. Zuplenz was approved in 2010 by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also is approved in pediatric patients for moderately emetogenic CINV. In December 2012, Vestiq Pharmaceuticals, LLC, or “Vestiq,” began marketing and distributing Zuplenz under an exclusive license from MonoSol, and in May 2014, the parent company of Vestiq initiated liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code. We acquired our exclusive U.S. rights to Zuplenz from MonoSol as part of the Bankruptcy Court-approved plan of liquidation of Vestiq’s parent company. Under the terms of the license agreement, we assumed responsibility for the commercialization of Zuplenz and for all regulatory and reporting matters in the U.S. We also agreed that, until net sales of Zuplenz exceed a specified minimum amount or a competing product has been approved by the FDA and is entered the market for sale, we will maintain a specified minimum number of field sales force personnel on specified terms.
There is no assurance that we will be successful in re-launching Zuplenz in the U.S.
We are subject, directly or indirectly, to U.S. federal and state health care fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.
Our commercial operations are directly, or indirectly through our customers and health care professionals, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, federal False Claims Act, federal Sunshine Act, and federal Foreign Corrupt Practices Act. These laws may impact, among other things, our product sales, and marketing and education programs.
The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. The Anti-Kickback Statute is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs. An alleged violation of the Anti-Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations such as the federal False Claims Act. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only Medicare and Medicaid programs.
The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of health care companies to have to defend a False Claim Act action. The federal Patient Protection and Affordable Care Act includes provisions expanding the ability of certain relators to bring actions that would have been dismissed under prior law. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. The Deficit Reduction Act of 2005 encouraged states to enact or modify its state false claims act to be at least as effective as the federal False Claims Act by granting states a portion of any federal Medicaid funds recovered through Medicaid-related actions. Most states have enacted state false claims laws, and many of those states included laws including qui tam provisions.
The federal Patient Protection and Affordable Care Act include provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosures. Manufacturers must also disclose investment interest held by physicians and its family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the U.S., and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states such as Massachusetts and Vermont imposed an outright ban on certain gifts to physicians. These laws could affect our product promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our system. Both the disclosure laws and gift bans also will impose administrative, cost and compliance burdens on us.
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
In addition, to the extent we commence commercial operations overseas, we will be subject to the Foreign Corrupt Practices Act and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The Foreign Corrupt Practices Act prohibits improper payments or offers of payments to foreign governments and its officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the Foreign Corrupt Practices Act and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial conditions and results of operations.
We have no internal manufacturing capabilities; we rely instead on third parties for the commercial supply of our products, and if we fail to maintain our supply and manufacturing relationships with these third parties or develop new relationships with other third parties, we may be unable to continue to commercialize our products.
We rely on third parties for the commercial supply of our products. We purchase the fentanyl, the active pharmaceutical ingredient (API) in Abstral, from third parties. Our ability to obtain fentanyl API in sufficient quantities and quality, and on a timely basis, is critical to our commercialization of Abstral. There is no assurance that these suppliers will produce the materials in the quantities and quality and at the times they are needed, if at all.
Under our license and supply agreement with MonoSol, MonoSol and its affiliates and designees have the exclusive right to supply all of our requirements for Zuplenz, subject to certain conditions. Our ability to commercialize Zuplenz will depend, in part, on the ability of MonoSol and any of its affiliates or designee to successfully manufacture Zuplenz at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization. To the extent they fail to do so and we experience a supply “interruption” or “outage,” we will be entitled under the license and supply agreement to arrange for alternative sources of supply, but there currently is no readily available alternative source of supply. In the event we were to have to arrange for alternate sources of supply of Zuplenz, we could experience delays or substantial additional costs in doing so, and our ability to successfully commercialize Zuplenz could be materially and adversely affected.
The manufacture of pharmaceutical products generally requires significant expertise and capital investment, often including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems can include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience difficulties due to resource constraints, labor disputes, unstable political environments or natural disasters. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations for any reason, our ability to commercially supply our products could be jeopardized. Any delay or interruption in our ability to commercially supply a product will result in the loss of potential revenue and could adversely affect the market’s acceptance of that product.
Manufacturers and suppliers are subject to regulatory requirements including current Good Manufacturing Practices (“cGMPs”), which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to Abstral, and are subject to ongoing inspections by the FDA, the DEA and other regulatory agencies. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, it will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply our products.
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
Abstral competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the U.S. by large, well-capitalized companies. In the breakthrough cancer pain (“BTcP”) market, physicians often treat BTcP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Insys’s Subsys, Depomed Inc's Lazanda.. Some generic fentanyl products against which Abstral competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTcP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems. If these treatments and technologies are successfully developed and approved, it could represent significant additional competition to Abstral. We will also face competition from third parties in obtaining allotments of fentanyl under applicable DEA annual quotas and in recruiting and retaining qualified personnel.
Zuplenz competes against branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the U.S. by large, well-capitalized companies. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. Ondansetron is the most widely prescribed drug in this class of anti-emetics, and used broadly across the oncology spectrum. The largest branded competitor for ondansetron is GlaxoSmithKline, plc's Zofran®. In addition, we are aware of numerous companies offering generic ondansetron products against which Zuplenz competes.

We have received a notice of an Abbreviated New Drug Application (ANDA) for Abstral submitted by another drug company. The ANDA filing asserts that a generic form of Abstral would not infringe on Orexo’s FDA Orange Book listed patents and/or those patents are invalid. The litigation to protect these patents could be costly and time consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the future.
Abstral is approved under the provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”), which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payers to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.
The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to the FDA in which the generic manufacturer claims that the innovator’s patent is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of patents listed in the FDA’s Approved Drug Products List with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, on a wide array of innovative therapeutic products. We expect this trend to continue and to affect drug products with even relatively modest revenues.
We have received a Paragraph IV certification notice from Actavis Pharma, Inc. and related companies (Actavis) contending that the patents held by Orexo for Abstral that are listed in the Orange Book (U.S. Patents 6,759,059, 6,761,910 and 7,910,132, which expire in August 2026, July 2023 and January 2016), are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Abstral. In response to these notices, Orexo filed suit against Actavis to defend their patent rights, which we license from Orexo. We are obligated under our contract with Orexo to absorb 88% of the legal costs associated with defending Abstral patents.
We intend to work with Orexo to continue to vigorously enforce intellectual property rights relating to any future challenges the Abstral product. Orexo’s existing patents could be invalidated, found unenforceable or found not to cover a generic form of Abstral. If an ANDA filer were to receive FDA approval to sell a generic version of Abstral or prevail in any patent litigation, Abstral would become subject to increased competition and our revenue would be adversely affected.
If we are unable to achieve and maintain adequate levels of coverage and reimbursement for our products, on reasonable pricing terms, their commercial success may be severely hindered.
Successful sales of our products depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of its conditions generally rely on third-party payors to reimburse all or part of the costs associated with its prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. The reimbursement payment rates for our products might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Abstral.
In addition, the market for our products depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in its formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For example, many third-party payors require usage and failure on cheaper generic versions of rapid acting fentanyl prior to providing reimbursement for Abstral and other branded TIRF products, which limits the use of Abstral as a first-line treatment option.
Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions in the U.S. Third-party coverage and reimbursement for our products may cease to be available or adequate in the U.S., which could have a material adverse effect on our business, results of operations, financial condition and prospects.
We anticipate that the majority of our sales of Abstral will be to wholesale pharmaceutical distributors who, in turn, will sell the products to pharmacies, hospitals and other customers. The loss by us of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in its purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.
In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot assure you that we can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period.
Sales of our products can be greatly affected by the inventory levels our wholesalers carry. We monitor wholesaler inventory using a combination of methods. However, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our wholesalers. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. In addition, at times, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.
We rely on third parties to perform many necessary services for our products, including services related to distribution, invoicing, storage and transportation.
We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which will be out of our direct control. For example, we rely on third parties to provide logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management, patient assistance program management, and call center management, and, as a result, most of our product inventory may be stored at warehouses maintained by the service providers. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out its contractual duties to us, or encounter physical damage or natural disaster at its facilities, our ability to deliver our products to meet commercial demand would be significantly impaired. In addition, we expect to utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
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
In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to accounting and finance, compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out this contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by either hiring new employees and expanding our use of consultants, or both, we may be unable to successfully implement the tasks necessary to effectively execute our commercialization activities and, accordingly, may not achieve our goals.
We face product liability exposure and, if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
The commercial sale of our products exposes us to possible product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Our products are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death. For example, because Abstral is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Abstral is an opioid pain reliever that contains fentanyl, which is regulated as a “controlled substance” under the Controlled Substances Act of 1970 (the “CSA”) and could result in harm to patients relating to its potential for abuse. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products;

•	impairment of our business reputation;

•	product recall or withdrawal from the market;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants; or

•	loss of revenue.
We have obtained product liability insurance coverage for commercial product sales with a $5 million per occurrence and a $5 million annual aggregate coverage limit. We also carry excess product liability insurance coverage for commercial product sales with an additional $5 million per occurrence and an additional $5 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of our products, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that may be less severe than those of our products. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect our business, results of operations, financial condition and prospects.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of Abstral. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from its use will be stored at our and our manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we expect that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.
Our products are subject to ongoing and continued regulatory review, which may result in significant expense and adversely affect our commercialization activities.
Even after U.S. regulatory approval for a product, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good clinical practices and good laboratory practices.
In the case of Abstral, we and our contract manufacturers are also subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of Abstral. In addition, manufacturers of drug products and its facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing.
In November 2014, we were inspected by the FDA and received a Form FDA 483 containing observations from that inspection. The Form FDA 483 noted certain deficiencies pertaining to the manufacture and post-marketing activities for Abstral and Zuplenz. These observations related to the establishment and formal designation of a quality unit, the formal written documentation of responsibilities and procedures applicable to the quality unit, the development of written procedures for the evaluation and reporting to the FDA of post marketing adverse drug experiences, and the periodic submission to the FDA of non-alert adverse drug experiences for Abstral. The issues noted in the Form FDA 483 had previously been identified and addressed by our management as part of an internal review of our systems, practices and procedures governing the areas of vendor oversight, quality, and regulatory compliance. Our response to the Form FDA 483 describes the corrective actions that we have taken and will continue to address the FDA’s observations.
If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of our products, suspend or withdraw product approvals or revoke necessary licenses;

•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•	commence criminal investigations and prosecutions;

•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;

•	impose fines or other civil or criminal penalties;

•	deny or reduce quota allotments for the raw material for commercial production of our products;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize our products or require us to initiate a product recall.
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
The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could further restrict or regulate post-approval activities relating to Abstral. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products, which would adversely affect our ability to generate revenue and achieve or maintain profitability.
Our products may cause undesirable side effects or have other unexpected properties that could result in post-approval regulatory action.
If we or others identify undesirable side effects, or other previously unknown problems, caused by our products with the same or related active ingredients, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw its approval of our products;

•	regulatory authorities may require us to recall our products;

•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;

•	we may be required to update our Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way our products are administered or modify our products in other ways;

•	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of our products;

•	we could be sued and held liable for harm caused to patients; and

•	our business and results of operations and our reputation may suffer.
Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of our products and could substantially increase the costs of commercializing them.
We are subject to numerous complex regulations and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.
The research, testing, development, manufacturing, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, marketing, distribution, possession and use of our products are subject to regulation by numerous governmental authorities in the U.S. The FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and implementing regulations. Noncompliance with any applicable regulatory requirements can result in refusal to approve products for marketing, warning letters, product recalls or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts, fines, civil penalties and/or criminal prosecution. Additionally, the FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Moreover, the regulatory requirements relating to our products may change from time to time, and it is impossible to predict what the impact of any such changes may be.
Abstral is a controlled substance as defined in the CSA, which establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the U.S. and lack accepted safety for use under medical supervision, and may not be marketed or sold in the U.S. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Fentanyl is listed by the DEA as a Schedule II substance under the CSA.
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
Individual states also have controlled substances laws. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, it may separately schedule Abstral. While some states automatically schedule a drug when the DEA does so, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay the commercial sale of Abstral even though we have federal regulatory approval of Abstral, and adverse scheduling could have a material adverse effect on the commercial attractiveness of Abstral. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute Abstral for commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
Controlled substances are also regulated pursuant to several international drug control treaties. These treaties are enforced by the United Nations Commission on Narcotic Drugs. The U.S. is a signatory to these treaties and thus must conform its laws and regulations to the international requirements, which generally include licensing, recordkeeping and reporting requirements. Fentanyl is currently classified under the international treaties, and current U.S. controls adequately address international requirements. Any change in the international treaties regarding classification of that product could affect regulation of the substance in the U.S.
Annual DEA quotas on the amount of Abstral allowed to be produced in the U.S. and our specific allocation of fentanyl by the DEA could significantly limit the production or sale of Abstral.
The DEA limits the availability and production of all Schedule II substances through a quota system, which includes a national aggregate quota and individual quotas. Because fentanyl is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much fentanyl may be produced in total in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of fentanyl that the DEA allows to be produced in the U.S. each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.
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

Health care reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of our products.
In the U.S., there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on its formularies. If our products are not widely included on the formularies of these plans, our ability to sell our products may be adversely affected.
Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (jointly, the “PPACA”), which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical industry are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to its market share in certain government healthcare programs;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during its coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

•
new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and its immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required and reporting to the Centers for Medicare & Medicaid Services (the “CMS”) required by the 90th day of each calendar year;

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
In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in its prescription drug and other healthcare programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
Additionally, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our products and generate revenue. In addition, legislation has been introduced in Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the U.S., including from countries where the products are sold at lower prices than in the U.S. Such legislation, or similar regulatory changes, could lead to a decision to decrease our prices to better compete, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. It is also possible that other legislative proposals having similar effects will be adopted.
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

Clinical trial designs that were discussed with the authorities prior to its commencement may subsequently be considered insufficient for approval. Thus, our special protocol assessment with the FDA for our PRESENT trial does not guarantee marketing approval or approval of NeuVax for the treatment of breast cancer.
We reached agreement with the FDA regarding the special protocol assessment, or SPA, for the design of our NeuVax Phase 3 PRESENT trial as an adjuvant in the treatment of patients with Node positive HER2 negative breast cancer in 2009. An SPA certifies the agreement with the FDA regarding the study endpoints, study design and statistical assumptions of the clinical trial. The SPA is documented as part of the administrative record, and is binding on the FDA and may not be changed unless we fail to follow the agreed upon protocol, data supporting the test are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. In June 2013, the FDA agreed to an amendment to the SPA to account for the use of a companion diagnostic. Even if a SPA is agreed to, approval of an NDA or a biological license application is not guaranteed because a final determination that an agreed upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data submitted to the FDA. There is no assurance, therefore, that NeuVax will be approved by the FDA.
A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.
We, the FDA or other applicable regulatory authorities, an Independent Data Safety Monitoring Board or “IDSMB” governing our clinical trials, or an institutional review board, or “ IRB ,” which is an independent committee registered with and overseen by the U.S. Department of Health and Human Services, or “ HHS ,” that functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or it believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, and delays in patient enrollment can result in increased costs and longer development times than we expect at present. Patients who are enrolled at the outset of this standard of care also may eventually choose for personal reasons not to participate in the study. We also compete for eligible patients with other breast cancer trials underway from time to time, and we may experience delays in patient enrollment due to the dependency of other large trials underway in the same patient population.
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
Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•
difficulties or delays in enrolling patients in our Phase 1/2 clinical trials of GALE-301 (folate binding protein (FBP) vaccine), our Phase 2 clinical trial of GALE-401 (anagrelide controlled release) or other clinical trials in conformity with required protocols or projected timeline or in our other NeuVax clinical trials;

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
We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside of the U.S.
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

NeuVax is administered in combination with Leukine, a “GM-CSF” available in both liquid and lyopholyzed forms exclusively from Genzyme Corporation, or “Genzyme,” a subsidiary of Sanofi-Aventis. We will continue to be dependent on Genzyme for our supply of Leukine in connection with the ongoing NeuVax and GALE-301 trials and the potential commercial manufacture of these programs. Any temporary interruptions or discontinuation of the availability of Leukine, or any determination by us to change the GM-CSF used with NeuVax or GALE-301, may have a material adverse effect on our clinical trials and any commercialization of the assets.
We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.
We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that we have generated, and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. Under certain license agreements that we have already entered into, we have minimum dollar amounts per year that we are obligated to spend on the development of the technology we have licensed from our contract partners and other obligations to maintain certain licenses. If we fail to meet this requirement under any of our licenses that contain such requirements or any other obligations under these licenses, we may be in breach of our obligations under such agreement, which may result in the loss of the technology licensed. We cannot necessarily control the amount or timing of resources that our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill its obligations to us under these arrangements in a timely fashion. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill its obligations to us.
In addition, we may receive notices from third parties from time to time alleging that our technology or product candidates infringe upon the intellectual property rights of those third parties. Any assertion by third parties that our activities or product candidates infringe upon its intellectual property rights may adversely affect our ability to secure strategic partners or licensees for our technology or product candidates or our ability to secure or maintain manufacturers for our compounds.
We are subject to competition and may not be able to compete successfully.
The biotechnology industry, including the cancer immunotherapy market, is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, introduce products to market earlier than our products or on a more cost effective basis. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. Our collaborators or we will face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. An inability to successfully complete our product development could lead to us having limited prospects for establishing market share or generating revenue from our technology.
For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease free survival. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (Herceptin ) may be given to patients with tumors with high expression of HER2 (IHC 3+), as well as other novel targets such as MUCI which may be useful in treating breast cancer.
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
We conduct our Phase 3 PRESENT study of NeuVax in countries outside of the U.S. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism.
In addition, there may be political instability, including war, terrorism, riots, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, which could seriously harm the progress of our clinical trials at sites in particular foreign countries or regions. For example, approximately 39 percent of our Phase 3 PRESENT trial sites and approximately 44% of patients who have been randomized in the trial are in Russia and The Ukraine. The occupation of Ukrainian territory by Russian-backed separatists and ongoing political and civil unrest there could disrupt activities at these trial sites. It is also possible that Russia could retaliate against the imposition of sanctions by the U.S. and the European Union by banning or restricting business activities in Russia by U.S. companies, including the conduct of clinical trials, which could have a material, adverse effect on patient enrollment or ongoing activities at our Phase 3 PRESENT sites in Russia.
We use biological and hazardous materials, and we may be liable for any contamination or injury we cause.
Our research and development activities involve or may involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury; we may be liable for any damages that result, and any liability could exceed our resources.
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
We believe that our existing cash and cash equivalents, funding available under our LPC purchase agreement and ATM, along with revenue from Abstral sales, should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. In the future, we may be dependent on obtaining further financing from third parties in order to maintain our operations and to meet our financial obligations. We cannot assure that additional funding to maintain our operations and to meet our obligations to our licensors will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

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
As a publicly traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “ Exchange Act,” and the Sarbanes-Oxley Act of 2002, or the “ Sarbanes-Oxley Act.” In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting. From time to time we evaluate our existing internal controls in light of the standards adopted by the Public Company Accounting Oversight Board. It is possible that we or our independent registered public accounting firm may identify significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure or difficulties in implementing and maintaining these controls could cause us to fail to meet the periodic reporting obligations or result in material misstatements in our financial statements.
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
Our success with respect to our commercial product and product candidates will depend in part on our ability to obtain and maintain patent protection in the U.S. and abroad, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. Our patents and patent applications, however, may not be sufficient to provide protection for Abstral, NeuVax, or our other products and product candidates against commercial competition.
The active peptide found in NeuVax, the E75 peptide, has been known and studied for many years. We have one issued U.S. patent, US 6,514,942, covering the composition of matter of the E75 peptide, which is expected to expire in 2015, prior to any potential commercialization of NeuVax. We do not have and will not be able to obtain any composition of matter patent protection for E75, the active peptide in NeuVax outside the U.S. We also have a license from The Henry M. Jackson Foundation to an issued U.S. and European method of use patents, which expire in 2028, that are directed to a method of inducing immunity against breast cancer recurrence by administering a composition comprising the E75 peptide to a patient, that patent covers administration to patients who have both an immunohistochemistry (IHC) rating of 1+ or 2+ for HER2/neu protein expression and a fluorescence in situ hybridization (FISH) rating of less than about 2.0 for HER2/neu gene expression. Thus, our method of use patent may not prevent competitors from seeking to develop and market NeuVax for use in breast cancer patients who do not meet these criteria or for any other indications. If any such alternative uses were approved, this could lead to off-label use and price erosion for our NeuVax product. We may seek FDA approval for use of NeuVax to treat cancer patients who fall outside the claimed IHC and FISH ranges and for other cancers as well. Although we are pursuing additional patent protection for NeuVax through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
Anagrelide hydrochloride, the sole active pharmaceutical ingredient, or “API,” in GALE-401, has been approved for many years and, thus, it is not possible to obtain composition of matter patents that cover anagrelide hydrochloride. As a result, competitors who obtain the requisite regulatory approval can offer products with the same API as GALE-401, so long as the competitors do not infringe any formulation patents that we may have or may obtain or license, if any. The only patent protection that we have or are likely to obtain covering GALE-401 are patents relating to very specific formulations, methods using these formulations, and methods of manufacturing and packaging. We have two granted patents in the United Kingdom that expire in 2019 and we are prosecuting pending patent applications in other territories including but not limited to the U.S. and Europe, which may not issue prior to any potential commercialization of GALE-401. We may seek FDA approval for use of GALE-401 to treat patients with myeloproliferative neoplasms that include several hermatological disorders. Although we are pursuing additional patent protection for GALE-401 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
Orexo AB filed an action in the U.S. District Court of New Jersey on June 30, 2011 asserting infringement by Mylan Pharmaceuticals Inc., of one of our licensed U.S. patents, US 6,761,910, covering Abstral. This patent is directed to pharmaceutical compositions for the treatment of acute disorders by sublingual administration. The claims of the patent cover formulations for other products in addition to Abstral, including Ambien (and generic forms of Ambien, which is the subject of the infringement action). Validity of the patent is being challenged as part of the court proceeding, and the patent could be held invalid or unenforceable as a result. We do not believe the invalidity or unenforceability of this patent would affect our license under the other Abstral patents or our ability to market, sell, distribute or manufacture Abstral in the U.S.
The active peptides found in GALE-301 are derived from Folate Binding Protein. One of the active peptides, E39, has been known and studied for many years. The other active peptide(s) in GALE-301 are derivatives of E39. We have a license from The Henry M. Jackson Foundation to issued and granted patents in the U.S., Canada, and Japan, as well as a recently allowed European patent application, covering composition of matter for the E39 derivative peptides alone and in combination with E39. The issued patents in Canada and Japan, and the allowed European patent application, further contain claims to the use of these compositions for the treatment of cancer. These patents are expected to expire in 2022, prior to any potential commercialization of GALE-301. We do not have and will not be able to obtain any composition of matter patent protection for the E39 peptide in any territory. The license we have from The Henry M. Jackson Foundation grants us the right to develop and market GALE-301 for any use, including methods of treating cancer, our patents may not prevent competitors from seeking to develop and market the E39 peptide alone. If any such alternative uses of compositions containing the E39 peptide were approved, this could lead to off-label use and price erosion for GALE-301. We may seek FDA approval for use of GALE-301 to treat cancer patients with ovarian and endometrial cancers and for other cancers as well. Although we are pursuing additional patent protection for GALE-301 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
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
Changes in either the patent laws or in the interpretations of patent laws in the U.S. or abroad may diminish the value of our intellectual property. In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to the U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many substantive changes to patent law associated with the Leahy-Smith Act have not yet become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act, in particular the first-to-file provision and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement of or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.
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
As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our commercial product and/or product candidates infringe its patent rights. If a third-party’s patents were found to cover our commercial product and product candidates, proprietary technologies or its uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize our products or use our proprietary technologies unless we or it obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our commercial product and product candidates pending a trial on the merits, which could be years away.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and proprietary information and invention agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent its use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of its other clients or former employers. As is common in the biotechnology and pharmaceutical industry, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our commercial product and product candidates, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of its former employers or its former or current customers. Litigation may be necessary to defend against these types of claims. Even if we are successful in defending against any such claims, any such litigation would likely be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.
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
The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2014 and February 28, 2015, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $1.43 to a high of $7.77. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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
Factors beyond our control may also have an impact on the price of our stock. For example, to the extent that other companies within our industry experience declines in their stock prices, our stock price may decline as well.
We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.
In early 2014, several purported shareholder derivative complaints were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah, the U.S. District Court for the District of Oregon, and the Delaware Court of Chancery. On April 11, 2014, the derivative complaints pending in the U.S. District Court for the District of Oregon were consolidated in the matter of In Re Galena Biopharma, Inc. Derivative Litigation, No. 3:14-cv-382-SI (D. Or.), and on August 25, 2014, the lead plaintiffs filed a consolidated amended complaint. On July 21, 2014, all of the derivative complaints pending in the Delaware Court of Chancery were consolidated in the matter of In re Galena Biopharma, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 9715-VCN (Del. Ch.). On February 10, 2015, the lead plaintiffs in the derivative complaints pending in the Delaware Court of Chancery voluntarily dismissed their action without prejudice. As a result of this dismissal, and at the recommendation of the special litigation committee of the board established on July 21, 2014 to investigate the derivative claims, on February 26, 2015 our board of directors disbanded the special litigation committee.

The operative complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with public statements purportedly issued by us or on our behalf and sales of our common stock by our officers and directors in January and February of 2014, improper stock-option grants, and excessive compensation of our non-employee directors.

Also, five purported securities class action complaints filed in the U.S. District Court for the District of Oregon have been consolidated into a single action, In re Galena Biopharma, Inc. Securities Litigation, No. 3:14-cv-367-SI (D. Or.), and a lead plaintiff has been appointed. On October 31, 2014, the lead plaintiff filed a consolidated amended complaint, which alleges, among other things, that our company and certain of our officers and directors violated the federal securities laws by making materially false and misleading statements and omissions in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above, and which alleges that certain of our officers and directors sold company stock while in possession of material non-public information.

We intend to vigorously defend against and seek resolution to the foregoing claims. At December 31, 2014, we have not recorded any liabilities with respect to the claims in our consolidated financial statements. We believe that claims are covered under our liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. Subject to their reservation of rights, we are being reimbursed by our insurer for substantially all legal fees relating to our defense of the claims.

We are aware that the SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.

Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees, settlements, judgments, and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

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
To the extent we issue shares of our common stock to pay any future contingent consideration to our contingent value rights holders, it would have a dilutive effect on our stockholders. We also will be obliged to file a registration statement with the SEC covering the resale of such shares by the contingent value rights holders.
We cannot predict if future issuances or sales of our common stock issued to our contingent value rights holders or other, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.
The Delaware forum provision of our amended and restated by-laws will not be given effect.
On August 6, 2013, our board of directors adopted an amendment to our Amended and Restated By-Laws to add a new Section 6.15 to provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Our amended and restated by-laws, however, provide that in the event any provision of the by-laws is or becomes inconsistent with the Delaware General Corporation Law (“DGCL”), the provision will not be given effect. We have determined that the Delaware forum bylaw is inconsistent with the DGCL, and it will not be given effect.

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
As of December 31, 2014, we had reserved for issuance 8,590,961 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $3.25 per share. Subject to applicable vesting requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.
Our outstanding warrants may result in dilution to our stockholders.
Our outstanding March 2011 and April 2011 warrants to purchase a total of 791,398 shares of common stock as of December 31, 2014 at a current exercise price of $0.65 per share contain so-called full-ratchet anti-dilution provisions. Our outstanding March 2010 and December 2012 warrants to purchase 25,000 and 3,031,111 shares of common stock as of December 31, 2014 at current exercise prices of $2.15 per share and $1.90 per share, respectively, contain so-called weighted-average anti-dilution provisions. These anti-dilution provisions may be triggered by the issuance of the shares being offered hereby or upon any future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions.
To the extent that these anti-dilution provisions are triggered in the future, we would be required to reduce the exercise price of all of the warrants on either a full-ratchet or weighted-average basis, which would have a dilutive effect on our stockholders.
We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect stockholder rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.
Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and provisions of Delaware law could delay or prevent a change of control that our stockholders may favor.
Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. These provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

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
The terms of our outstanding indebtedness may inhibit potential acquirers.
We are prohibited by the terms of our outstanding indebtedness from disposing of any of our business or property, except with the consent of our lenders or if we were to prepay the outstanding indebtedness and related fees in accordance with the loan security agreement. Our outstanding indebtedness may inhibit potential acquirers or other interested parties from seeking to acquire all or a part of our business or assets, and there is no assurance that our lenders would consent to any proposed future transaction that might be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no unresolved written comments from the staff of the SEC regarding our periodic or current reports.

ITEM 2. PROPERTIES

On May 10, 2013, we entered into a lease with Cameron Oregon Properties, LLC and Luca Oregon Properties, LLC for our facility located at 4640 SW Macadam Ave., Portland, Oregon, 97239. The facility is approximately 3,400 square feet and is used for our general and administrative offices. The monthly rent is approximately $6,500.

ITEM 3. LEGAL PROCEEDINGS

In early 2014, several purported shareholder derivative complaints were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah, the U.S. District Court for the District of Oregon, and the Delaware Court of Chancery. On April 11, 2014, the derivative complaints pending in the U.S. District Court for the District of Oregon were consolidated in the matter of In Re Galena Biopharma, Inc. Derivative Litigation, No. 3:14-cv-382-SI (D. Or.), and on August 25, 2014, the lead plaintiffs filed a consolidated amended complaint. On July 21, 2014, all of the derivative complaints pending in the Delaware Court of Chancery were consolidated in the matter of In re Galena Biopharma, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 9715-VCN (Del. Ch.). On February 10, 2015, the lead plaintiffs in the derivative complaints pending in the Delaware Court of Chancery voluntarily dismissed their action without prejudice. As a result of this dismissal, and at the recommendation of the special litigation committee of the board established on July 21, 2014 to investigate the derivative claims, on February 26, 2015 our board of directors disbanded the special litigation committee.

The operative complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with public statements purportedly issued by us or on our behalf and sales of our common stock by our officers and directors in January and February of 2014, improper stock-option grants, and excessive compensation of our non-employee directors.

Also, five purported securities class action complaints filed in the U.S. District Court for the District of Oregon have been consolidated into a single action, In re Galena Biopharma, Inc. Securities Litigation, No. 3:14-cv-367-SI (D. Or.), and a lead plaintiff has been appointed. On October 31, 2014, the lead plaintiff filed a consolidated amended complaint, which alleges, among other things, that our company and certain of our officers and directors violated the federal securities laws by making materially false and misleading statements and omissions in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above, and which alleges that certain of our officers and directors sold company stock while in possession of material non-public information.

We intend to vigorously defend against and seek resolution to the foregoing claims. At December 31, 2014, we have not recorded any liabilities with respect to the claims in our consolidated financial statements. We believe that claims are covered under our liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. Subject to their reservation of rights, we are being reimbursed by our insurer for substantially all legal fees relating to our defense of the claims.

We are aware that the SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.

Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees, settlements, judgments, and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on The NASDAQ Capital Market under the symbol “GALE ” The following table shows the high and low per-share sale prices of our common stock for the periods indicated:

	High	Low
2013
First Quarter	$2.18	$1.55
Second Quarter	3.00	1.92
Third Quarter	2.53	1.65
Fourth Quarter	5.30	2.01
2014
First Quarter	$7.77	$2.15
Second Quarter	3.58	1.66
Third Quarter	3.36	2.00
Fourth Quarter	2.26	1.48
Holders
As of February 28,2015, there were approximately 609 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.
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

Equity Compensation Plan

The following table sets forth certain information as of December 31, 2014, regarding securities authorized for issuance under our equity compensation plans:

	(a)	(b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by our security holders:
Amended and Restated 2007 Incentive Plan	8,590,961	$3.25	2,887,304
Equity compensation plans not approved by our security holders:
Employee Stock Purchase Plan	NA	NA	641,859
Outstanding warrants (1)	719,686	$4.15	—
Total	9,310,647	$3.32	3,529,163

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

Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2009 in each of Galena Biopharma, Inc. common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and Standard & Poor's Index (S&P 500). All values assume reinvestment of pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock performance.

COMPARISON OF FIVE YEAR CUMULATIVE RETURNS

$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
Dollar Value
2009
2010
2011
2012
2013
2014
Galena Biopharma, Inc.
S&P 500
NASDAQ Composite
NASDAQ Biotechnology

	As of December 31,
	2009	2010	2011	2012	2013	2014
Galena Biopharma, Inc.(1)	$100.00	$56.33	$10.26	$33.41	$108.30	$32.97
S&P 500	100.00	114.82	117.22	135.83	179.36	203.60
NASDAQ Composite	100.00	117.99	117.08	137.81	192.78	221.15
NASDAQ Biotechnology	100.00	115.95	129.93	172.44	286.14	384.45
(1) The cumulative return depicted above for Galena Biopharma, Inc. does not include the value of our former subsidiary, RXi Pharmaceuticals Corporation ("RXi"), which we spun off to our stockholders in April 2012. See Note 4 of the notes to the consolidated financial statements for additional information about the spin-off.
Recent Sales of Unregistered Securities
During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2014	2013	2012	2011	2010
Net revenue (1)	$9,319	$2,487	$—	$—	$—
Operating expenses:
Research and development (1)	28,354	21,076	14,614	3,851	7,873
Selling, general, and administrative (1)	31,344	14,600	6,585	8,635	8,752
Non-operating income (loss) (1)	15,616	(41,786)	(13,178)	9,079	4,632
Loss from continuing operations (1)	(36,606)	(76,678)	(33,325)	(3,407)	(11,993)
Loss from continuing operations per share (1)	(0.31)	(0.85)	(0.53)	(0.09)	(0.67)
	As of December 31,
	2014	2013	2012	2011	2010
Total assets (1)	$80,488	$87,976	$54,986	$30,968	$7,476
Total debt (1)	8,402	9,892	—	—	—
Other long-term obligations (1)	11,704	11,874	11,311	9,654	20
Total stockholders' equity (1)	37,059	5,886	27,756	10,112	2,430

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

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company focused on developing and commercializing innovative, targeted oncology therapeutics that address major medical needs across the full spectrum of cancer care. Galena’s development portfolio ranges from mid- to late-stage clinical assets, including a robust immunotherapy program led by NeuVax™ (nelipepimut-S) currently in an international, Phase 3 clinical trial. The company’s commercial drugs include Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film. Collectively, Our clinical and commercial strategy focuses on identifying and advancing therapeutic opportunities to improve cancer care, from direct treatment of the disease to the reduction of its debilitating side-effects.

We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop novel cancer immunotherapies to address unmet medical needs through the use of peptide based vaccines targeting well-established tumor antigens in the adjuvant, minimum residual disease setting, in high risk patients who are more likely to benefit from treatment via immunotherapy. Our immunotherapy programs currently seek to significantly decrease the risk of disease recurrence in breast cancer, gastric cancer, endometrial and ovarian cancers.

•
Expand our development pipeline by enhancing the potential clinical and geographic footprint of our technologies. We can accomplish this through the initiation of additional clinical trials as well as through acquisition of additional development stage products in related oncology indications. We also seek to leverage valuable partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical opportunities in a cost effective and efficient manner.

•
Maintain commercial capabilities to sell, market, and distribute oncology related pharmaceutical products in the U.S. through our established commercial infrastructure. This commercial strategy creates the opportunity to generate accretive cash flows to support our development programs, and also provides future leverage to support the potential commercialization of our clinical stage technologies in one of the world's largest economic markets.

Our targeted cancer immunotherapy approach is based upon preventing recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow. Once a patient’s tumor becomes metastatic, the outcome is most often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have minimal residual disease.

Our therapies utilize a peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation immune system and a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S) and GALE-301, or Folate Binding Protein (FBP), targeting the prevention of recurrence in breast, gastric, ovarian and endometrial cancers.

NeuVax™ (nelipepimut-S), our lead product candidate, is a targeted cancer immunotherapy and is being developed for the prevention of cancer recurrence in human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which, over time, may lead to recurrence. After binding to the HLA A2 or A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

We have multiple trials currently ongoing for NeuVax. For our pivotal, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 30,000-40,000 of the 230,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs which led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease).

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

•
Phase 2 Ongoing: An investigator-sponsored trial is ongoing to study NeuVax in combination with Herceptin. The study will enroll 100 patients in neoadjuvant, node positive and negative HER2 IHC 3+ patients or HER2 gene-amplified breast cancer patients who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program (CDMRP) via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program (BCRP) Breakthrough Award given to the lead investigator for the trial.

•
Phase 2 Planned: In January 2014, we partnered with Dr. Reddy’s Laboratories, Ltd. in India for the commercialization of NeuVax in that region. Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in 2016.

Our second immunotherapy product candidate, GALE-301, targets folate binding protein receptor-alpha, a well-validated therapeutic target, which is highly over-expressed (20-80 fold) in ovarian, endometrial and breast cancers. GALE-301 is an immunogenic peptide and can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 consists of an FBP peptide combined with GM-CSF, and is currently in a Phase 2a clinical trial for the prevention of recurrence in patients with ovarian and endometrial cancers. Current treatments for these diseases are principally with chemotherapeutic agents and patients suffer a high recurrence rate; and, most patients relapse with an extremely poor prognosis. Preliminary promising results from the Phase 2a clinical trial of GALE-301 were presented in November 2014 at the Society for Immunotherapy of Cancer conference and showed a 38% reduction in relative risk of recurrence, and that the agent was well-tolerated with primarily Grade 1 and 2 toxicities and elicited a strong in vivo immune response. We expect to present top line data from the Phase 2a trial mid-year 2015.

In January 2014, we announced the acquisition of the worldwide rights to anagrelide controlled release (CR), which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. The currently available immediate release (IR) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, but preserve efficacy.

Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide following oral administration, appears to be well tolerated at the doses administered, and to be capable of reducing platelet levels. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the ongoing Phase 2 proof-of-concept trial. Th Phase 2 trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with MPNs. Phase 2 top-line safety and efficacy data will be presented this year. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals).

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP), which affects more than 50% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Abstral is manufactured for us by contract manufacturers and we distribute and sell Abstral in the U.S. through our commercial organization.

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

Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than 30 seconds. Zuplenz eliminates the burden of swallowing pills during periods of emesis, may be advantageous for patients with oral irritation, and may increase patient adherence and the patient's ability to keep the medication down without vomiting. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. Ondansetron is the most widely prescribed drug in this class of anti-emetics, and used broadly across the oncology spectrum. MonoSol will exclusively manufacture Zuplenz for us for sale in the U.S. through our commercial organization.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions to determine the fair value of all its stock options granted:

	2014	2013
Risk free interest rate	2.01%	1.57%
Volatility	79.37%	77.98%
Expected lives (years)	6.16	6.25
Expected dividend yield	0.00%	0.00%

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

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the year ended December 31, 2013, we issued warrants to purchase approximately 7,000,000 shares of common stock, in connection with equity transactions. There were no warrants issued during the year ended December 31, 2014 in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined, and the warrants are determined not to be indexed to the company’s own stock.

The derivative liabilities are remeasured each period end to the estimated fair value. The fair value of our derivative liabilities is estimated using the appropriate pricing model, with the following assumptions at December 31:

	2014	2013
Risk free interest rate	NA	0.11% – 1.61%
Volatility	NA	66.85% – 73.45%
Expected lives (years)	NA	0.59 – 4.72
Expected dividend yield	NA	0.00%

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2014.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2014, we determined there were no variable interest entities required to be consolidated.

The acquisition of the Abstral U.S. rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transaction. The license and distribution rights will be amortized over ten years in a pattern based on our Abstral sales projections. Amortization expense, related to the Abstral rights, of $440,000 and $131,000 was recorded in cost of revenue for the year ended December 31, 2014 and 2013, respectively. There was no amortization recorded prior to the year ended December 31, 2013. Refer to Note 15 of the notes to the consolidated financial statements for further information regarding the acquisition of Abstral U.S. rights.

Valuation of Contingent Purchase Price Consideration

Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company (earn-out). Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, are reflected in income or expense in the consolidated statements of comprehensive loss. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

Legal Fees and Insurance Recoveries

There can be a significant time lag between the time that legal fees are incurred and the insurance reimbursement available to offset the related costs. The legal costs are recorded in the period they are incurred, and the insurance recoveries for those costs are recorded in the period when the insurance reimbursement is deemed probable.

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

For the year ended December 31, 2014, our net loss was $36.6 million compared with net losses of $76.7 million and $35.0 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2014 our loss from operations was $52.2 million compared with losses from operations of $33.8 million and $21.2 million for the years ended December 31, 2013 and 2012, respectively.

Abstral is our first commercial product and revenue was recorded for the first time during the year ended December 31, 2013. We acquired our second commercial product, Zuplenz, in the third quarter of 2014 and are expected to launch the product in the second quarter of 2015. There was no gross or net revenue from the sale of Zuplenz in 2014. For this reason, we expect our future results of operations to differ materially from our historical results. We expect to continue to incur significant costs and expenses in connection with our commercial operations in the U.S. and must achieve higher net sales before realizing a profit from the sale and distribution of our commercial products.

Further analysis of the changes and trends in our operating results are discussed below.

Net Revenue

The company recognizes revenue from the sale of Abstral to wholesale pharmaceutical distributors and retail pharmacies, net of product-related discounts, allowances, product returns, rebates, chargebacks, and patient assistance benefits, as applicable.

Net revenue for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013	% Change
Net revenue	$9,319	$2,487	275%

Net revenue for the year ended December 31, 2014 increased $6.8 million compared to the year ended December 31, 2013. There company did not recognize revenue for any periods prior to the year ended December 31, 2013.

Gross revenue, gross to net deductions, and net revenue for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014		2013
	$	% of Gross revenue	$	% of Gross revenue
Gross revenue	$16,224	100%	$7,569	100%
Gross to net deductions	6,905	43%	5,082	67%
Net revenue	$9,319	57%	$2,487	33%

Net revenue for the year ended December 31, 2014 increased 275% compared to the year ended December 31, 2013. The increase was a result of a 114% increase in gross revenue combined with a 36% improvement in the gross to net deductions. The increase in gross revenue is attributable to 2014 being the first full fiscal year for the company recognizing revenue compared to 2013 when the company only recognized revenue in the third and fourth quarters with the launch of our first commercial product. The increase in gross revenue is also attributable to an increase in the number of Abstral prescriptions, with the fourth quarter of 2014 being the strongest quarter for our Abstral prescriptions since acquiring the product.

In March of 2014 we launched the Galena Patient Services (GPS) program, a full service support program designed to navigate patient access to Abstral that is coordinated through a third party vendor. Along with the launch of GPS, we also made changes to our patient assistance program (PAP) to reduce the use of free product vouchers and rely more heavily upon an expedited prior authorization process. The success of the GPS program has resulted in a significant improvement in our gross to net deductions as a percent of gross revenue. Due to these changes, we realized an annual increase of 275% in net revenue on a 114% increase in gross revenue. The fourth quarter of 2014 experienced gross to net deductions of 37% compared to gross to net deductions of 75% during the fourth quarter of 2013, for an improvement of 51%. We expect gross to net deductions to remain in the range of 30-35% throughout 2015.

We expected 2014 net revenue from the sale of Abstral to be within the $8 million -$10 million range and our net revenue of $9.3 million arrived in the upper half of this guidance. We expect net revenue to increase throughout 2015 based on anticipated increases in number of Abstral prescriptions fulfilled, combined with the effect of our programs which are expected to reduce our gross-to-net revenue adjustments. We acquired our second commercial product, Zuplenz, in the third quarter of 2014 and are expected to launch the product in the second quarter of 2015. There was no gross or net revenue from the sale of Zuplenz in 2014. Our current expectations for 2015 net revenue from the sale of our commercial products is approximately $15 million to $18 million, but there is no assurance we will achieve our expectations.

Cost of Revenue and Amortization of Certain Acquired Intangible Assets

Cost of revenue and amortization of certain acquired intangible assets for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	% of net revenue	2013	% of net revenue
Cost of revenue (excluding amortization of certain acquired intangible assets:
Abstral royalties	$1,143	12%	$298	12%
Direct product costs and related overhead	82	1%	91	4%
Other cost of revenue	178	2%	131	5%
Total cost of revenue (excluding amortization of certain acquired intangible assets	$1,403	15%	$520	21%
Amortization of certain acquired intangible assets	$440	5%	$131	5%

There was no cost of revenue or amortization of certain acquired intangible assets in 2012 given the launch of Abstral, our first commercial product, occurred during 2013. Cost of revenue, which excludes the amortization of certain acquired intangible assets, was $1.4 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. Variable cost of revenue includes the royalty due to Orexo and product costs. Product related overhead and other cost of revenue are fixed in nature, and will decrease or increase as a percentage of net revenue as net revenue increases or decreases, respectively. Cost of revenue improved 29% as a percent of net revenue, which is attributable to the 275% increase in net revenue in 2014 compared to 2013.

Amortization of certain acquired intangible assets was $0.4 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. Amortization of certain acquired intangible assets is a non-cash variable cost based on net revenue during the period. There was no cost of revenue or amortization of certain acquired intangible assets related to the sale of Zuplenz in 2014 or any prior years.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses and compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	% Change
Research and development expense	$28,354	$21,076	35%

The increase in research and development expense in 2014 was primarily related to the ramp-up of our Phase 3 PRESENT clinical trial and the related enrollment efforts. We expect research and development expense related to our PRESENT trial to remain at current levels through the first quarter of 2015, and then begin to decrease throughout 2015 as we complete the enrollment phase of the trial and transition to the monitoring and follow-up phase. The expected decrease in costs could be partially offset by the increase in research and development expense related to the continued enrollment in our NeuVax combination trials, our GALE-301 Phase 2 clinical trial and the GALE-401 program.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Selling, general and administrative expense for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	% Change
Selling, general and administrative expense	$31,344	$14,600	115%

Selling, general and administrative expense increased during the year ended December 31, 2014, primarily due to the establishment of our Abstral commercial sales force and marketing team for the entire fiscal year. Additionally, the year-over-year increase was significantly impacted by legal expenses related to the ongoing litigation and proceedings described in Part I, Item 3 of this report, which were approximately $7 million in 2014. We exceeded the retention (deductible) under our insurance policy during the third quarter of 2014, and therefore realized insurance recoveries of $2 million that partially offset these fees. We expect future legal expenses related to the ongoing litigation to be substantially reimbursable by insurance. There were no material legal expenses related to litigation or proceedings during 2013 and 2012.

Selling, general and administrative expense for the years ended December 31, 2013 and 2012 was as follows (dollars in thousands):

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

Non-Operating Income (Expense)

Non-operating expense for the year ended December 31, 2014 and 2013 was as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	% Change
Non-operating income (expense)	$15,616	$(41,786)	(137)%

The increase to our non-operating income in 2014 was primarily due to a $60.6 million decrease in the fair value of warrants accounted for as liabilities. This decrease in the estimated fair value of our warrant liabilities was primarily due to the decrease in our common stock price, which declined from $4.96 per share as of January 1, 2014 to $1.51 per share as of December 31, 2014, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. In addition to the decrease to the warrant liabilities, in 2013 there were $3.9 million in realized gains on the sale of marketable securities. There were no such sales in 2014.

The increase in non-operating income was partially offset by an increase of $0.3 million in interest expense. We incurred $1.1 million and $0.8 million in interest expense in 2014 and 2013, respectively, related to the debt financing we completed in May 2013.

Non-operating income (expense) for the year ended December 31, 2013 and 2012 was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	% Change
Non-operating income (expense)	$(41,786)	$(13,178)	217%

The increase to our non-operating expense in 2013 was primarily due to a $33.2 million increase in the fair value of warrants accounted for as liabilities. This increase in the estimated fair value of our warrant liabilities was primarily due to the increase in our common stock price, which rose from $1.59 per share as of January 1, 2013 to $4.96 per share as of December 31, 2013, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. We also incurred $0.8 million in interest expense related to the debt financing we completed in May 2013. No such expense was incurred in 2012.

The increases to the warrant liabilities and interest expense were partially offset by realized gains on the sale of marketable securities of $3.9 million, with no such sales occurring in 2012, and a decrease in the loss on the change in the fair value of our contingent purchase price consideration.

Income Taxes

For the years ended December 31, 2013 and 2012, we recognized an income tax expense of $1.1 million and an income tax benefit of $1.1 million, respectively. This expense (benefit) offsets the tax impact related to the unrealized loss (gain) on our marketable securities, which is presented as other comprehensive income, net of tax, on our condensed consolidated statement of comprehensive loss. During 2013, we reclassified the entire amount of unrealized gain on marketable securities into net loss as we liquidated all of our marketable securities. There was no income tax expense or benefit during the year ended December 31, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Loss from Discontinued Operations

There is no loss from discontinued operations for the years ended December 31, 2014 and 2013 due to the fact that the RXi spin-off was completed as of April 26, 2012, and RXi has operated as a separate unrelated entity since that date.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $23.7 million as of December 31, 2014, compared with $47.8 million as of December 31, 2013.

The decrease of approximately $24.1 million in cash and cash equivalents from December 31, 2013 to December 31, 2014 was attributable to $42.9 million net cash used in operating activities, $3.1 million cash paid for Zuplenz rights, $2.4 million paid for the acquisition of GALE-401, and $1.8 million principle payments on long-term debt. The decrease was partially offset by $15.3 million cash received from the exercise of common stock options and warrants and $10.7 million net proceeds received from the sale of common stock.

On November 18, 2014, we entered into a purchase agreement with Lincoln Park Capital, LLC (LPC) under which LPC initially purchased $5.0 million of our common stock at a price of $2.00 per share. Under the purchase agreement, at our sole discretion, we may sell up to an additional $50 million of our common stock to LPC over the 36-month term of the purchase agreement, subject to certain conditions and limitations. LPC agrees in the purchase agreement to not cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock and to purchase our common stock at times determined by us. In consideration for entering into the agreement, we issued 631,221 shares of our common stock to LPC as a commitment fee.

In addition to the LPC’s initial purchase of our common stock under the purchase agreement, during 2014, we received net proceeds of $8.5 million from LPC’s subsequent purchases of a total of 4.6 million shares of our common stock, excluding the commitment fee shares. We also received $2.3 million in net proceeds from the sale of a total of 1.4 million shares of our common stock under our At Market Issuance Sales Agreements (ATM). We expect to continue to rely upon sales of our common stock under the LPC purchase agreement and the ATM, or other sales of equity securities, in order to fund our operations in 2015.

We expect to continue to incur operating losses as we continue to commercialize Abstral, launch commercialization of Zuplenz in the U.S. and advance our product candidates through the drug development and regulatory process. We will need to generate significant revenue to achieve profitability and may never do so. In the absence of revenue from the commercialization of Abstral, Zuplenz or our product candidates, our potential sources of operational funding are proceeds from the sale of equity and funded research and development payments and payments received under partnership and collaborative agreements.

We believe that our existing cash and cash equivalents, funding available under our LPC purchase agreement and ATM, along with revenue from Abstral sales, should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. There is no guarantee that we will generate sufficient revenue from the sale of Abstral and Zuplenz to become profitable or that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenue or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $42.9 million for the year ended December 31, 2014, compared with $28.9 million for the year ended December 31, 2013. The increase of approximately $13.9 million resulted primarily from an increase in research and development activities related to our Phase 3 PRESENT trial, legal expenses related to ongoing litigation and proceedings, and increased headcount across all departments in 2014.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $5.5 million for the year ended December 31, 2014, compared with $12.0 million for the year ended December 31, 2013. The decrease was primarily due to acquisition of Abstral for $15 million during the year ended December 31, 2013, which was partially offset by proceeds from the sale of marketable securities. During the year ended December 31, 2014, we paid $3.1 million for Zuplenz rights in the U.S.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $24.3 million for the year ended December 31, 2014, compared with $55.9 million for the year ended December 31, 2013. In 2014, we received proceeds of $10.7 million from the issuance of common stock and $15.3 million from the exercise of common stock options and warrants, partially offset by $1.8 million in principal payments on long-term debt. In 2013, we received proceeds from the issuance of common stock in September 2013 of $37.5 million, $9.9 million of net proceeds from the first tranche of our long-term debt financing in the second quarter of 2013, as well as $8.5 million from the exercise of common stock options and warrants. There were no principal payments on long-term debt in 2013.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2014 (in thousands):

	Payment Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Long-term debt (1)	$4,451	$5,001	$—	$9,452
Cancelable license agreements (2)	325	700	7,515	8,540
Non-cancelable employment agreements (2)	300	928	—	1,228
Non-cancelable operating leases (2)	72	157	152	381
Total	$5,148	$6,786	$7,667	$19,601

(1) Long-term debt payments presented are comprised of principal and interest payments. See Note 7 of the notes to the consolidated financial statements for additional information on our long-term debt.

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

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents and (2) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing primarily in money market mutual funds.

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

GALENA BIOPHARMA, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Galena Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Galena Biopharma, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years the ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Galena Biopharma, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Portland, Oregon
March 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Galena Biopharma, Inc.
Portland, Oregon

We have audited the accompanying consolidated statements of comprehensive loss, stockholders’ equity, and cash flows of Galena Biopharma, Inc. (the “Company”) for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Galena Biopharma, Inc. for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

March 12, 2013
Seattle, Washington

GALENA BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,650	$47,787
Restricted cash	200	200
Accounts receivable	1,839	3,683
Inventories	655	386
Prepaid expenses	2,680	1,399
Total current assets	29,024	53,455
Equipment and furnishings, net	555	665
Abstral rights, net	14,533	14,979
Zuplenz rights	8,101	—
GALE-401 rights	9,255	—
In-process research and development	12,864	12,864
Goodwill	6,069	5,898
Deposits and other assets	87	115
Total assets	$80,488	$87,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,271	$2,660
Accrued expenses and other current liabilities	15,669	8,699
Fair value of warrants potentially settleable in cash	5,383	48,965
Current portion of long-term debt	3,910	2,149
Total current liabilities	27,233	62,473
Deferred tax liability	5,053	5,053
Contingent purchase price consideration	6,651	6,821
Long-term debt, net of current portion	4,492	7,743
Total liabilities	43,429	82,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 130,146,341 shares issued and 129,471,341 shares outstanding at December 31, 2014; 125,000,000 shares authorized, 110,100,701 shares issued and 109,425,701 outstanding at December 31, 2013	12	10
Additional paid-in capital	256,377	188,600
Accumulated deficit	(215,481)	(178,875)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	37,059	5,886
Total liabilities and stockholders’ equity	$80,488	$87,976
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2014	2013	2012
Net revenue	$9,319	$2,487	$—
Costs and expenses:
Cost of revenue (excluding amortization of certain acquired intangible assets)	1,403	520	—
Research and development	28,354	21,076	14,614
Selling, general and administrative	31,344	14,600	6,585
Amortization of certain acquired intangible assets	440	131	—
Total costs and expenses	61,541	36,327	21,199
Operating loss	(52,222)	(33,840)	(21,199)
Non-operating income (expense):
Gain (loss) on warrant exchange	16,556	(44,001)	(10,775)
Interest income (expense), net	(1,110)	(807)	(33)
Other income (expense)	170	3,022	(2,370)
Total non-operating income (expense), net	15,616	(41,786)	(13,178)
Loss from continuing operations before income taxes	(36,606)	(75,626)	(34,377)
Income tax expense (benefit)	—	1,052	(1,052)
Loss from continuing operations	(36,606)	(76,678)	(33,325)
Loss from discontinued operations	—	—	(1,644)
Net loss	$(36,606)	$(76,678)	$(34,969)
Net loss per common share:
Basic and diluted per share, continuing operations	$(0.31)	$(0.85)	$(0.53)
Basic and diluted loss per share, discontinued operations	$—	$—	$(0.03)
Basic and diluted net loss per share	$(0.31)	$(0.85)	$(0.56)
Weighted-average common shares outstanding: basic and diluted	119,388,366	90,181,501	62,480,666
Comprehensive loss
Net loss	$(36,606)	$(76,678)	$(34,969)
Reclassification of unrealized gain upon sale of marketable securities	—	(2,678)	—
Unrealized gain on marketable securities	—	—	2,678
Tax effect of reclassification of unrealized gain upon sale of marketable securities	—	1,052	—
Tax effect of unrealized gain on marketable securities	—	—	(1,052)
Total comprehensive loss	$(36,606)	$(78,304)	$(33,343)
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2011	47,811,453	$5	$81,184	$—	$(67,228)	$(3,849)	$10,112
Issuance of common stock	25,486,960	2	36,376	—	—	—	36,378
Common stock warrants issued in connection with 2012 common stock offering	—	—	(7,286)	—	—	—	(7,286)
Issuance of common stock in exchange for services	288,285	—	364	—	—	—	364
Issuance of common stock upon the exchange and exercise of warrants including reclassification of $10,843 in warrant liability upon exercise	8,433,003	1	16,550	—	—	—	16,551
Repurchase of common stock warrants	—	—	(266)	—	—	—	(266)
Issuance of common stock in connection with employee stock purchase plan	234,350	—	93	—	—	—	93
Stock based compensation for directors and employees	—	—	794	—	—	—	794
Stock based compensation for services	—	—	600	—	—	—	600
Exercise of stock options	25,937	—	21	—	—	—	21
Issuance of common stock in settlement of contingent purchase price consideration	1,315,849	—	1,579	—	—	—	1,579
Net liabilities distributed in connection with the RXi spin-off	—	—	2,159	—	—	—	2,159
Unrealized gain on marketable securities, net of tax benefit of $1,052	—	—	—	1,626	—	—	1,626
Net loss	—	—	—	—	(34,969)	—	(34,969)
Balance at December 31, 2012	83,595,837	$8	$132,168	$1,626	$(102,197)	$(3,849)	$27,756
Issuance of common stock	20,125,000	2	37,537	—	—	—	37,539
Common stock warrants issued in connection with September 2013 common stock offering	—	—	(8,238)	—	—	—	(8,238)
Issuance of common stock upon exercise of warrants	5,320,669	—	22,064	—	—	—	22,064
Issuance of common stock in settlement of contingent purchase price consideration	492,988	—	1,247	—	—	—	1,247
Issuance of common stock warrants with long-term debt financing	—	—	351	—	—	—	351
Issuance of common stock in exchange for services	99,998	—	211	—	—	—	211
Issuance of common stock in connection with employee stock purchase plan	52,532	—	163	—	—	—	163
Stock based compensation for directors and employees	—	—	1,886	—	—	—	1,886
Stock based compensation for services	—	—	644	—	—	—	644
Reclassification of unrealized gain upon the sale of marketable securities, net of tax of $1,052	—	—	—	(1,626)	—	—	(1,626)
Exercise of stock options	413,677	—	567	—	—	—	567
Net loss	—	—	—	—	(76,678)	—	(76,678)
Balance at December 31, 2013	110,100,701	$10	$188,600	$—	$(178,875)	$(3,849)	$5,886

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Issuance of common stock	6,633,008	$1	$10,704	$—	$—	$—	$10,705
Issuance of common stock under milestone achievement	4,381,215	—	9,340	—	—	—	9,340
Issuance of common stock upon exercise of warrants	5,467.027	1	37,741	—	—	—	37,742
Issuance of common stock in connection with employee stock purchase plan	114,630	—	263	—	—	—	263
Stock based compensation for directors and employees	—	—	5,253	—	—	—	5,253
Stock based compensation for services	—	—	134	—	—	—	134
Exercise of stock options	3,449,760	—	4,342	—	—	—	4,342
Net loss	—	—	—	—	(36,606)	—	(36,606)
Balance at December 31, 2014	130,146,341	$12	$256,377	$—	$(215,481)	$(3,849)	$37,059

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(36,606)	$(76,678)	$(34,969)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	889	452	49
Gain on sale of marketable securities	—	(3,911)	—
Allowance for doubtful accounts	200	—	—
Deferred taxes	—	1,052	(1,052)
Non-cash stock-based compensation	5,387	2,530	1,394
Fair value of common stock issued in exchange for services	—	211	364
Change in fair value of common stock warrants	(16,556)	44,001	10,775
Change in fair value of contingent consideration	(170)	926	2,370
Changes in operating assets and liabilities:
Accounts receivable	1,644	(3,683)	—
Inventories	(269)	(386)	—
Prepaid expenses and other assets	(1,253)	(832)	(396)
Accounts payable	(389)	684	641
Accrued expenses and other current liabilities	4,254	6,701	(149)
Net cash used in operating activities	(42,869)	(28,933)	(20,973)
Cash flows from investing activities:
Change in restricted cash	—	(99)	—
Cash paid for acquisition of Abstral rights	—	(15,143)	—
Cash paid for acquisition of Zuplenz rights	(3,056)	—	—
Cash paid for acquisition of GALE-401	(2,415)	—	—
Proceeds from sale of marketable securities	—	3,911	—
Cash paid for purchase of equipment and furnishings	(57)	(705)	—
Cash transferred with the RXi spin-off	—	—	(87)
Net cash used in investing activities	(5,528)	(12,036)	(87)
Cash flows from financing activities:
Net proceeds from issuance of common stock	10,704	37,539	36,378
Cash paid for repurchase of warrants	—	—	(266)
Net proceeds from exercise of stock options	4,342	567	21
Proceeds from exercise of warrants	10,717	7,815	5,708
Proceeds from common stock issued in connection with ESPP	263	163	93
Net proceeds from issuance of RXi convertible notes payable	—	—	500
Net proceeds from issuance of long-term debt	—	9,865	—
Principal payments on long-term debt	(1,766)	—	—
Net cash provided by financing activities	24,260	55,949	42,434
Net increase in cash and cash equivalents	(24,137)	14,980	21,374
Cash and cash equivalents at the beginning of period	47,787	32,807	11,433
Cash and cash equivalents at end of period	$23,650	$47,787	$32,807

	For the Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$15	$19	$1
Cash paid during the periods for interest	$800	$547	$1
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$—	$8,238	$7,286
Net liabilities distributed to common stock holders in the RXi spin-off, net of cash transferred	$—	$—	$2,246
Reclassification of warrant liabilities upon exercise	$27,026	$14,249	$10,843
Common stock issued in settlement of contingent purchase price consideration	$—	$1,247	$1,579
Change in fair value of marketable securities before settlement	$—	$(2,678)	$2,678
Issuance of common stock in settlement of GALE-401 milestone	$6,840	$—	$—
Fair value of shares issued to acquire Zuplenz rights	$2,500	$—	$—
Future obligations for Zuplenz rights included in accrued expenses	$2,716	$—	$—

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

Develop Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is based upon preventing recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow. Once a patient’s tumor becomes metastatic, the outcome is most often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have minimal residual disease.

Our therapies utilize a peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation immune system and a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S) and GALE-301, or Folate Binding Protein (FBP), targeting the prevention of recurrence in breast, gastric, ovarian and endometrial cancers.

NeuVax™ (nelipepimut-S), our lead product candidate, is a targeted cancer immunotherapy and is being developed for the prevention of cancer recurrence in human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which, over time, may lead to recurrence. After binding to the HLA A2 or A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

We have multiple trials currently ongoing for NeuVax. For our pivotal, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 30,000-40,000 of the 230,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs which led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease).

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•
Phase 2 Ongoing: An investigator-sponsored trial is ongoing to study NeuVax in combination with Herceptin. The study will enroll 100 patients in neoadjuvant, node positive and negative HER2 IHC 3+ patients or HER2 gene-amplified breast cancer patients who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program (CDMRP) via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program (BCRP) Breakthrough Award given to the lead investigator for the trial.

•
Phase 2 Planned: In January 2014, we partnered with Dr. Reddy’s Laboratories, Ltd. in India for the commercialization of NeuVax in that region. Dr. Reddy’s is responsible for running a Phase 2 gastric cancer trial of NeuVax in India that is expected to initiate in 2016.

Our second immunotherapy product candidate, GALE-301, targets folate binding protein receptor-alpha, a well-validated therapeutic target, which is highly over-expressed (20-80 fold) in ovarian, endometrial and breast cancers. GALE-301 is an immunogenic peptide and can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 consists of an FBP peptide combined with GM-CSF, and is currently in a Phase 2a clinical trial for the prevention of recurrence in patients with ovarian and endometrial cancers. Current treatments for these diseases are principally with chemotherapeutic agents and patients suffer a high recurrence rate; and, most patients relapse with an extremely poor prognosis. Preliminary promising results from the Phase 2a clinical trial of GALE-301 were presented in November 2014 at the Society for Immunotherapy of Cancer conference and showed a 38% reduction in relative risk of recurrence, and that the agent was well-tolerated with primarily Grade 1 and 2 toxicities and elicited a strong in vivo immune response. We expect to present top line data from the Phase 2a trial mid-year 2015.

Expand Our Development Pipeline

In January 2014, we announced the acquisition of the worldwide rights to anagrelide controlled release (CR), which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC. GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. The currently available immediate release (IR) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, but preserve efficacy.

Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide following oral administration, appears to be well tolerated at the doses administered, and to be capable of reducing platelet levels. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the ongoing Phase 2 proof-of-concept trial. Th Phase 2 trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with MPNs. Phase 2 top-line safety and efficacy data will be presented this year. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401, with the reference drug Agrylin® (anagrelide; Shire Pharmaceuticals).

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the future, we may pursue selective strategic alliances and acquisitions of other cancer treatments to complement or add to our existing cancer product pipeline.

Maintain Commercial Capabilities

We have established an oncology commercial portfolio to support its development pipeline in a number of key strategic areas in the United States.

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP), which affects more than 50% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet which is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Abstral is manufactured for us by contract manufacturers and we distribute and sell Abstral in the U.S. through our commercial organization.

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

Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than 30 seconds. Zuplenz eliminates the burden of swallowing pills during periods of emesis, may be advantageous for patients with oral irritation, and may increase patient adherence and the patient's ability to keep the medication down without vomiting. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting. Ondansetron is the most widely prescribed drug in this class of anti-emetics, and used broadly across the oncology spectrum. MonoSol will exclusively manufacture Zuplenz for us for sale in the U.S. through our commercial organization.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Galena pursuant to the generally accepted accounting principles (GAAP)). Unless the context otherwise indicates, references in these notes to the “company,” “we,” “us” or “our” refer (i) to Galena, our wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our wholly owned subsidiary, Mills Pharmaceuticals, Inc. or "Mills."

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of December 31, 2014, the company had inventories of $655,000, consisting of $455,000 of work-in-process and $200,000 of finished goods. As of December 31, 2013, the company had inventories of $386,000, consisting of $270,000 of work-in-process and $116,000 of finished goods..

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2014.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Rebates - The company participates in certain rebate programs, which provide discounted prescriptions to members of group purchasing organizations and specialty pharmacies. Under these rebate programs, the company pays a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. The company estimates and accrues these rebates based on current contract prices, historical and estimated future percentages of product sold to qualifying member pharmacies and estimated levels of inventory in the distribution channel. Rebates are recognized as a reduction in the period that the related revenue is recognized.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2014, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

The acquisition of the Abstral U.S. rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transaction. The license and distribution rights will be amortized over ten years in a pattern based on our Abstral sales projections. Amortization expense, related to the Abstral rights, of $440,000 and $131,000 were recorded in amortization of certain acquired intangible assess in the statement of comprehensive loss for the years ended December 31, 2014 and 2013, respectively. There was no amortization recorded prior to the year ended December 31, 2013. Refer to Note 15 for further information regarding the acquisition of Abstral U.S. rights.

The acquisition of the Zuplenz U.S. rights has been accounted for as a business combination. The transaction and the acquisition method of accounting is described in Note 3.

Patents and Patent Application Costs — Although the company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are, therefore, expensed as incurred.

Legal Fees and Insurance Recoveries — There can be a significant time lag between the time that legal fees are incurred and the insurance reimbursement available to offset the related costs. The legal costs are recorded in the period they are incurred, and the insurance recoveries for those costs are recorded in the period when the insurance reimbursement is deemed probable.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Clinical trial expenses include direct costs associated with contract research organizations ("CROs"), as well as patient-related costs at sites at which our trials are being conducted.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the year ended December 31, 2014, we did not recognize income tax or benefit. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of December 31, 2014, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. As of December 31, 2014, we had approximately $23,400,000 in interest-bearing accounts above federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which are classified as available-for-sale.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance will become effective for us beginning in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU-2014-15), which provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU-2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

Note 3. Business Combination

On July 17, 2014 the Company entered into a definitive license and supply agreement with MonoSol Rx, LLC (MonoSol) for the U.S. commercial rights to Zuplenz® (ondansetron) Oral Soluble Film (Zuplenz), an FDA approved product. The transaction was accounted for as a business combination under the acquisition method of accounting based on Accounting Standards Codification 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed were recorded at fair value. As of the issuance date of the condensed consolidated financial statements for the year ended December 31, 2014, the Company had not finalized the valuation of the acquired assets and liabilities for the transaction.

The following table summarizes the purchase price consideration and allocation of purchase price:

Total Acquisition Date Fair Value
Purchase price consideration:
Cash and cash equivalents	$3,056
Common stock	2,482
Liabilities assumed:
Future milestone payments	740
Credit memos for expiring channel inventory	1,995
Total consideration	$8,273

Asset acquired:
Zuplenz rights	$8,101
Goodwill	172
Fair value of assets acquired	$8,273

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis a total of approximately 66,959,894 RXi shares, which distribution was made in April 2012. The company retained 33,476,595 shares of common stock of RXi, which were subject to a one-year lock-up period that expired on April 27, 2013. On July 24, 2013, RXi effected a 1-for-30 reverse stock split of its outstanding shares of common stock, including RXi shares held by the company. During the year ended December 31, 2013, the company sold 1,115,887 RXi shares, on a post-split basis, for total proceeds of $3,911,000, which is included in other income as realized gains on sale of marketable securities. There were no shares sold during the years ended December 31, 2014 and 2012.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	December 31, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,477	$19,477	$—	$—
Total assets measured and recorded at fair value	$19,477	$19,477	$—	$—
Liabilities:
Warrants potentially settleable in cash	$5,383	$—	$5,383	$—
Contingent purchase price consideration	6,651	—	—	6,651
Total liabilities measured and recorded at fair value	$12,034	$—	$5,383	$6,651

Description	December 31, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$42,349	$42,349	$—	$—
Total assets measured and recorded at fair value	$42,349	$42,349	$—	$—
Liabilities:
Warrants potentially settleable in cash	$48,965	$—	$48,965	$—
Contingent purchase price consideration	6,821	—	—	6,821
Total liabilities measured and recorded at fair value	$55,786	$—	$48,965	$6,821

The company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2014 or 2013. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2014 and 2013 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2013	$7,142
Milestone payment	(1,247)
Change in the estimated fair value of the contingent purchase price consideration	926
Balance, December 31, 2013	6,821
Change in the estimated fair value of the contingent purchase price consideration	(170)
Balance at December 31, 2014	$6,651

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Clinical development expense	$6,967	$3,109
Patient assistance programs	2,444	2,618
Compensation and related benefits	2,198	1,999
Credit memos for expiring Zuplenz channel inventory	1,995	—
Professional fees	860	745
Zuplenz milestone payments	740	—
Royalties	408	158
Interest expense	57	70
Accrued expenses and other current liabilities	$15,669	$8,699

7. Long-term Debt

On May 8, 2013 we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we may borrow up to $15 million (the “Loan”) in two tranches. We borrowed $10 million on May 8, 2013. The Loan payments will include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we paid the lender a 1% cash facility fee and a 5.5% cash final payment and granted to the lenders seven-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which equaled a 20-day average market price of our common stock prior to the date of the grant.

As of December 31, 2014, future schedule principal payments to be made on long-term debt are as follows (in thousands):

For the year ending December 31, 2015	$3,910
2016	4,254
Total future principal payments	8,164
Unamortized debt issuance costs (net of fair value of warrants issued)	238
Total debt	8,402
Less current portion	(3,910)
Total long-term debt, net	$4,492

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Legal Proceedings, Commitments and Contingencies

Legal Proceedings

In early 2014, several purported shareholder derivative complaints were filed against our company, as nominal defendant, and certain of our officers and directors in the Circuit Court of Oregon for the County of Multnomah, the U.S. District Court for the District of Oregon, and the Delaware Court of Chancery. On April 11, 2014, the derivative complaints pending in the U.S. District Court for the District of Oregon were consolidated in the matter of In Re Galena Biopharma, Inc. Derivative Litigation, No. 3:14-cv-382-SI (D. Or.), and on August 25, 2014, the lead plaintiffs filed a consolidated amended complaint. On July 21, 2014, all of the derivative complaints pending in the Delaware Court of Chancery were consolidated in the matter of In re Galena Biopharma, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 9715-VCN (Del. Ch.). On February 10, 2015, the lead plaintiffs in the derivative complaints pending in the Delaware Court of Chancery voluntarily dismissed their action without prejudice. As a result of this dismissal, and at the recommendation of the special litigation committee of the board established on July 21, 2014 to investigate the derivative claims, on February 26, 2015 our board of directors disbanded the special litigation committee.

The operative complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with public statements purportedly issued by us or on our behalf and sales of our common stock by our officers and directors in January and February of 2014, improper stock-option grants, and excessive compensation of our non-employee directors.

Also, five purported securities class action complaints filed in the U.S. District Court for the District of Oregon have been consolidated into a single action, In re Galena Biopharma, Inc. Securities Litigation, No. 3:14-cv-367-SI (D. Or.), and a lead plaintiff has been appointed. On October 31, 2014, the lead plaintiff filed a consolidated amended complaint, which alleges, among other things, that our company and certain of our officers and directors violated the federal securities laws by making materially false and misleading statements and omissions in press releases and in filings with the SEC arising out of the same circumstances that are the subject of the derivative actions described above, and which alleges that certain of our officers and directors sold company stock while in possession of material non-public information.

We intend to vigorously defend against and seek resolution to the foregoing claims. At December 31, 2014, we have not recorded any liabilities with respect to the claims in our consolidated financial statements. We believe that claims are covered under our liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. Subject to their reservation of rights, we are being reimbursed by our insurer for substantially all legal fees relating to our defense of the claims.

We are aware that the SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.

Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees, settlements, judgments, and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

Commitments

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the company the discretion to unilaterally terminate development of the product, which would allow the company to avoid making the contingent payments; however, the company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The company’s contractual obligations that will require future cash payments as of December 31, 2014 are as follows (in thousands):

	Operating Leases(1)	Non-Cancelable Employment Agreements(2)	Subtotal	Cancelable License Agreements(3)	Total
2015	$74	$828	$902	$350	$1,252
2016	83	100	183	350	533
2017	82	—	82	350	432
2018	70	—	70	350	420
2019 and thereafter	—	—	—	6,815	6,815
Total	$309	$928	$1,237	$8,215	$9,452

(1)
Operating leases are primarily facility and equipment related obligations with third party vendors. Operating lease expenses during the years ended December 31, 2014, 2013, and 2012 were approximately $72,000, $77,000 and $139,000, respectively.

(2)
Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Compensation Committee, as well as for minimum bonuses that are payable.

(3)
License agreements generally relate to the company’s obligations with The Board of Regents, University of Texas and Henry M. Jackson Foundation for our oncology therapies. The company continually assesses the progress of its licensed technology and the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the licensor at any time. In the event these licenses are terminated, no amounts will be due.

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

We have received a Paragraph IV certification notice from Actavis Pharma, Inc. and related companies (Actavis) contending that the patents held by Orexo for Abstral that are listed in the Orange Book (U.S. Patents 6,759,059, 6,761,910 and 7,910,132, which expire in August 2026, July 2023 and January 2016), are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Abstral. In response to these notices, Orexo filed suit against Actavis to defend their patent rights, which we license from Orexo. We are obligated under our contract with Orexo to absorb 88% of the legal costs associated with defending Abstral patents. We intend to work with Orexo to continue to vigorously enforce intellectual property rights relating to any future challenges the Abstral product.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

November 2014 Purchase Agreement with Lincoln Park Capital, LLC - On November 18, 2014, the company entered into a purchase agreement with Lincoln Park Capital, LLC (LPC), pursuant to which the company has the right to sell to LPC up to $50 million in shares of the company's common stock, subject to certain limitations and conditions over the 36 month term of the purchase agreement. Pursuant to the purchase agreement, LPC initially purchased 2.5 million shares of the company's common stock at $2.00 per share and the company issued 631,221 shares of common stock to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this initial issuance, the company received initial net proceeds of $4.9 million, after deducting commissions and other offering expenses. In addition to the LPC’s initial purchase of our common stock under the purchase agreement, during 2014, we received net proceeds of $8.5 million from LPC’s subsequent purchases of a total of 4.6 million shares of our common stock, excluding the commitment fee shares.

At Market Issuance Sales Agreements - On May 24, 2013 the Company entered into At Market Issuance Sales Agreements (ATM) with MLV & Co. LLC and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. The ATM is available to the company until it is terminated by the Agents or the company. During the year ended December 31, 2014, we received $2.3 million in net proceeds from the sale of 1.4 million shares of our common stock through the ATM. There were no sales of our common stock under the ATM in 2013.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Warrants

The following is a summary of warrant activity for the years ended December 31, 2014 and 2013 (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2013	—	7,578	2,846	361	360	978	1,093	13,216
Granted	7,044	—	—	—	—	—	182	7,226
Exercised	(602)	(2,661)	(1,688)	(185)	(70)	—	(196)	(5,402)
Expired	—	—	—	—	—	—	(190)	(190)
Outstanding, December 31, 2013	6,442	4,917	1,158	176	290	978	889	14,850
Granted	—	—	—	—	—	—	300	300
Exercised	(2,469)	(1,886)	(543)	—	(265)	(62)	(469)	(5,694)
Expired	—	—	—	—	—	(916)	—	(916)
Outstanding, December 31, 2014	3,973	3,031	615	176	25	—	720	8,540
Expiration	September 2018	December 2017	April 2017	March 2016	March 2016	August 2014	Varies 2014-2020

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

	As of December 31, 2014
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	3.72	2.98	2.31	1.18	1.24	0.00
Volatility %	75.60%	76.85%	78.24%	77.38%	77.12%	—%
Risk-free rate %	1.30%	1.09%	0.80%	0.32%	0.35%	—%

	As of December 31, 2013
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15	$4.50
Expected term (years)	4.72	3.98	3.31	2.18	2.24	0.59
Volatility %	71.97%	71.38%	71.71%	73.45%	73.36%	66.85%
Risk-free rate %	1.61%	1.25%	0.93%	0.45%	0.47%	0.11%

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

The changes in fair value of the warrant liability for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	August 2009 Warrants	Total
Warrant liability, January 1, 2013	$—	$6,954	$3,310	$378	$187	$135	$10,964
Fair value of warrants granted	8,238	—	—	—	—	—	8,238
Fair value of warrants exercised	(1,931)	(8,482)	(3,455)	(260)	(121)	—	(14,249)
Change in fair value of warrants	16,643	19,588	5,214	645	879	1,043	44,012
Warrant liability, December 31, 2013	22,950	18,060	5,069	763	945	1,178	48,965
Fair value of warrants granted	—	—	—	—	—	—	—
Fair value of warrants exercised	(12,713)	(10,086)	(2,906)	—	(1,159)	(162)	(27,026)
Change in fair value of warrants	(7,677)	(5,947)	(1,538)	(600)	222	(1,016)	(16,556)
Warrant liability, December 31, 2014	$2,560	$2,027	$625	$163	$8	$—	$5,383

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the components of stock-based compensation expense in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Research and development	$484	$754	$580
Selling, general, and administrative	4,903	2,150	1,179
Total stock-based compensation	$5,387	$2,904	$1,759

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	2014	2013	2012
Risk free interest rate	2.01%	1.57%	1.05%
Volatility	79.37%	77.98%	75.76%
Expected lives (years)	6.16	6.25	6.13
Expected dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2014 and 2013 was $1.74 and $1.98 per share, respectively.

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

As of December 31, 2014, there was $11,367,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.82 years.

As of December 31, 2014, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 8,590,000 shares subject to outstanding common stock options granted under the plan and 2,888,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2013	13,159	$2.73
Granted	1,375	2.50
Exercised	(3,608)	1.31
Cancelled	(2,336)	2.85
Outstanding at December 31, 2014	8,590	$3.25
Options exercisable at December 31, 2014	5,544	$3.56

The weighted average remaining contractual life of options outstanding as of December 31, 2014, 2013, and 2012 was 7.35, 8.09, and 7.87, respectively. The weighted average remaining contractual life of options exercisable as of December 31, 2014, 2013, and 2012 was 6.51, 6.76, and 7.38, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2014, 2013, and 2012 was $610,000,$30,537,000, and $2,288,000, respectively. The aggregate intrinsic value of exercisable options as of December 31, 2014, 2013, and 2012 was $509,000, $16,376,000, and $1,394,000, respectively. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the company's common stock and the exercise price of the underlying options.

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $13,429,000, $890,000, and $18,000 respectively.

Employee Stock Purchase Plan — The company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 85% of the market value per share on either the first or last day of the semi-annual period, whichever is lower. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (a) 250,000 shares increased on each anniversary of the adoption of the Plan by 1% of the total shares of stock then outstanding and (b) 1,000,000 shares. As of December 31, 2014, an aggregate of 641,859 shares of common stock were authorized and available for future issuance under the ESPP. The company has issued 358,141 shares under the ESPP through December 31, 2014.
Restricted Stock Units — In addition to options to purchase shares of common stock, the company may grant restricted stock units (“RSU”) as part of its compensation package. If granted, each RSU would be granted at the fair market value of the company's common stock on the date of grant. Vesting is determined on a grant-by-grant basis.

Note 12. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Realized gain on sale of marketable securities	$—	$3,911	$—
Change in fair value of the contingent purchase price liability	170	(926)	(2,370)
Miscellaneous other income	—	37	—
Total other income (expense)	$170	$3,022	$(2,370)

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2014	2013
Warrants to purchase common stock	8,540	14,850
Options to purchase common stock	8,590	13,159
Total	17,130	28,009

Note 14. Income Taxes

The components of federal and state income tax expense (benefit) are as follows (in thousands):

	As of December 31,
	2014	2013	2012
Current
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred expense (benefit)
Federal	—	894	(894)
State	—	158	(158)
Total deferred	—	1,052	(1,052)
Total income tax expense (benefit)	$—	$1,052	$(1,052)
The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2014	2013
Net operating loss carryforwards	$53,950	$33,539
Tax credit carryforwards	3,590	3,549
Stock based compensation	4,676	8,322
Other	190	12
Licensing deduction deferral	8,919	8,682
Gross deferred tax assets	71,325	54,104
Valuation allowance	(71,325)	(54,104)
Net deferred tax asset	$—	$—

The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
In-process research and development not subject to future amortization for tax purposes	$5,053	$5,053
Gross deferred tax liability	$5,053	$5,053

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows (in thousands):

	As of December 31,
	2014	2013	2012
Expected federal income tax benefit	$(12,447)	$(25,713)	$(11,688)
State income taxes after credits	(1,283)	(3,676)	(1,067)
Unrealized gain on marketable securities	—	1,052	(1,052)
Changes in warrant value	(6,503)	17,283	3,664
Stock compensation	3,996	813	152
Effect of change in valuation allowance	17,275	11,408	8,939
Income tax credits	(42)	(240)	—
Other	(996)	125	—
	$—	$1,052	$(1,052)
The company has incurred net operating losses from inception. At December 31, 2014, the company had domestic federal and state net operating loss carryforwards of approximately $144.0 million and $145.9 million, respectively, available to reduce future taxable income, which expire at various dates beginning in 2014 through 2034. The company also had federal and state research and development tax credit carryforwards of approximately $2.3 million and $2.0 million, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2023 through 2033. The income tax expense for the year ended December 31, 2013 relates to the realized gain on sale of marketable securities.
Approximately $8.7 million of the company's net operating loss carryforwards were generated as a result of deductions related to the exercises of stock options. If utilized, this portion of the Company's carrforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. The deferred tax assets related to net operating losses have been accordingly reduced by $3.4 million for the year ended December 31, 2014.
Under the provisions of the Internal Revenue Code, certain substantial changes in the company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable.
Based on an assessment of all available evidence including, but not limited to the company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred income tax valuation allowance has been recorded against these assets. The valuation allowance increased by $17.2 million and $12.5 million for the years ended December 31, 2014 and 2013, respectively.
The company files income tax returns in the U.S. federal, Massachusetts, Colorado, California, Connecticut, Georgia, Texas and Oregon jurisdictions. The company is subject to tax examinations for the 2010 tax year and beyond. The company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The company has not incurred any interest or penalties. In the event that the company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On March 18, 2013, we acquired Abstral® (fentanyl) sublingual tablets for sale and distribution in the United States from Orexo AB (ORX.ST), a specialty pharmaceutical company based in Sweden. Abstral has been approved by the U.S. Food and Drug Administration (FDA) and is a transmucosal immediate-release fentanyl (TIRF) product.

Under our agreement with Orexo, we assumed responsibility for the U.S. commercialization of Abstral and for all regulatory and reporting matters in the U.S. We also agreed to establish and maintain through 2015 a specified minimum commercial field force to market, sell and distribute Abstral and to use commercially reasonable efforts to reach the specified sales milestones. Orexo is entitled to reacquire the U.S. rights to Abstral from us for no consideration if we breach our obligations to establish and maintain the requisite sales force throughout the marketing period. We launched U.S. commercial sales of Abstral in the fourth quarter of 2013.

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

On January 12, 2014, we acquired worldwide rights to anagrelide controlled release (CR) formulation, which we renamed GALE-401, through our acquisition of Mills Pharmaceuticals, LLC ("Mills"), and Mills became a wholly owned subsidiary. GALE-401 contains the active ingredient anagrelide, an FDA-approved product that has been in use since the late 1990s for the treatment of myleoproliferative neoplasms (MPNs). Mills holds an exclusive license to develop and commercialize anagrelide CR formulation, pursuant to a license agreement with BioVascular, Inc. Under the terms of the license agreement, Mills has agreed to pay BioVascular, Inc. a mid-to-low single digit royalty on net revenue from the sale of licensed products as well as future cash milestone payments based on the achievement of specified regulatory milestones. We are responsible for patent prosecution and maintenance.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On July 17, 2014, we entered into a definitive license and supply agreement with MonoSol Rx, LLC (MonoSol) for the U.S. commercial rights to Zuplenz® (ondansetron) Oral Soluble Film, an FDA approved product in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also approved for pediatric patients with moderately emetogenic CINV. In exchange for the U.S. rights to Zuplenz, in connection with the effectiveness of the license and transfer to us of the New Drug Application (NDA) for Zuplenz, we will paid MonoSol a total of $5 million in cash and shares of our common stock. In addition to these payments, we agreed to pay MonoSol $0.5 million upon the earlier of (a) the occurrence of a specified managed care milestone and (b) December 31, 2014, (ii) $0.25 million within 30 days after MonoSol’s payment of applicable fees relating to the notice of allowance by the United States Patent and Trademark Office of a U.S. patent with composition claims covering Zuplenz that extend beyond 2028, (iii) future cash milestone payments of up to an aggregate of $16.5 million, consisting of six one-time payments based on our achievement of "net sales" of Zuplenz in amounts ranging from $20 million to $100 million, and (iv) a double-digit royalty on future “net sales.”

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

16. Significant Customers and Concentration of Credit Risk

The company is engaged in the business of developing and commercializing pharmaceutical products. The company has recognized revenue from only one commercial product, Abstral, available in six dosing strengths, and all sales reported are in the United States.

The percentage of product sales to our customer that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Year ended December 31,
	2014	2013
Customer A	43%	25%
Customer B	18%	6%
Customer C	14%	26%
Customer D	11%	34%

There were no product sales during the year ended December 31, 2012.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2014	2013
Customer A	24%	25%
Customer B	31%	1%
Customer C	16%	11%
Customer D	21%	54%

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17. Related Party Transactions
Since 2011, the company has retained TroyGould PC as outside corporate counsel. Sanford J. Hillsberg, the Chairman of the company, is a senior lawyer with TroyGould PC. The company incurred $553,000, $577,000, and 507,000 for services provided by TroyGould PC during the years ended December 31, 2014, 2013, and 2012, respctively. At December 31, 2014 and 2013 Galena owed $97,000 and $177,000, respectively, to TroyGould PC.

18. Employee Benefit Plan

The company sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The company may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by the company’s board of directors. The company may also make additional discretionary profit sharing contributions in amounts as determined by the board of directors, subject to statutory limitations. Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. The company intends the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that the company will be able to deduct its contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of a number of investment options. For the year ending December 31, 2014 and 2013, the company made matching contributions totaling $85,000 and $35,000, respectively There were no contributions to the plan in 2012.

Note 19. Selected Quarterly Financial Data (Unaudited)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Net revenue	$2,173	$2,331	$1,620	$3,195
Gross profit on net revenue (1)	$1,751	$1,886	$1,303	$2,536
Net loss	$(2,536)	$(19,941)	$(6,173)	$(7,506)
Net loss per share	$(0.02)	$(0.17)	$(0.05)	$(0.06)

2013
Net revenue	$—	$—	$1,170	$1,317
Gross profit on net revenue (1)	$—	$—	$869	$967
Net loss	$(9,293)	$(9,597)	$(9,287)	$(48,501)
Net loss per share	$(0.11)	$(0.11)	$(0.11)	$(0.46)

(1)	Gross profit is calculated by taking net revenue less cost of revenue and amortization of certain acquired intangible assets.

20. Subsequent Events

The company evaluated all events or transactions that occurred after December 31, 2014 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

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
Evaluation of Disclosure Controls and Procedure Management’s report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework (2013) issued by the COSO, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

v14-05
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Galena Biopharma, Inc.

We have audited Galena Biopharma, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Galena Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Galena Biopharma, Inc. as of December 31, 2014 and 2013, and the consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and our report dated March 5, 2015 expressed an unqualified opinion on those consolidated financial statements.

[Signature]

Portland, Oregon
March 5, 2015

ITEM 9B. OTHER INFORMATION

OPEN.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the “Proxy Statement,” not later than 120 days after the fiscal year ended December 31, 2014. The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

PART IV.

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1	At Market Issuance Sales Agreement dated May 24, 2013 between Registrant and Maxim Group LLC.(31)

1.2	At Market Issuance Sales agreements dated May 24, 2013 between Registrant and MLV & Co. LLC.(31)

1.3	Underwriting Agreement dated as of September 13, 2013 by and between Galena Biopharma, Inc. and Oppenheimer & Co. Inc. as representative of the several underwriters named in Schedule I thereto. (1)

1.4	Underwriting Agreement dated as of April 5, 2012 by and between Galena Biopharma, Inc. and Roth Capital Partners, LLC, as representative of the several underwriters named therein.(22)

1.5	Purchase Agreement dated as of December 18, 2012 by and between Galena Biopharma, Inc. and Piper Jaffray & Co.(20)

2.1	Unit Purchase Agreement, dated as of January 12, 2014, between Galena Biopharma, Inc. and Mills Pharmaceuticals, LLC.+(23)

3.1	Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), as amended as of June 28, 2013.(2)

3.2	Certificate of Ownership and Merger.(12)

3.3	Amended and Restated By-Laws of Galena Biopharma, Inc., as amended as of August 6, 2013. (2)

4.1	Form of Warrant Agreement by and Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. (1)

4.2	Warrant No. A-1 in favor of J.P. Turner Partners, LP, dated August 7, 2008. (15)

4.3	Form of Common Stock Purchase Warrant issued in August 2009.(16)

4.4	Form of Common Stock Purchase Warrant issued in March 2010.(17)

4.5	Form of Five-Year Common Stock Purchase Warrant issued in March 2011.(18)

4.6	Form of Common Stock Purchase Warrant issued in April 2011.(19)

4.7	Warrant No. 2012-1 in favor of Legend Securities, Inc. issued in February 2012.(4)

4.8	Form of December 2012 Warrant.(20)

4.9	Registration Rights Agreement, dated January 12, 2014, between Galena Biopharma, Inc. and each former owner of membership units of Mills Pharmaceuticals, LLC. (23)

4.10	Form of warrants granted on May 8, 2013 under the Loan and Security Agreement set forth as Exhibit 10.25.(21)

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

10.3	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(8)

10.4	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(9)

10.5	Form of Incentive Stock Option.*(10)

10.6	Form of Non-qualified Stock Option.*(10)

10.7
Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(5))

10.8
Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.9
Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.10
Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.11
Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(5)

10.12
Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(5)

10.13	Scientific Advisory Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and George E. Peoples, Ph.D., dated May 1, 2011.(6)

10.14
Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and its wholly-owned subsidiary, Apthera, Inc.+(5)

10.15
Agreement and Plan of Merger by and among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Diamondback Acquisition Corp., Apthera, Inc. and Robert E. Kennedy, in his capacity as the Stockholder Representative, dated March 31, 2011.(7)

10.16
Exclusive License Agreement, dated effective as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), The Board of Regents of the University of Texas System and The University of Texas M.D. Anderson Cancer Center.+(11)

10.17	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Employee Stock Purchase Plan.*(13)

10.18	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.+(4)

10.19	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and Galena Biopharma, Inc.(4)

10.20	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(27)

10.21	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(28)

10.22	License and Supply Agreement, effective December 3, 2012, between Galena Biopharma, Inc. and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals.+(6)

10.23	Asset Purchase Agreement dated March 15, 2013 between Galena Biopharma, Inc. and Orexo AB.+(21)

10.24	License Agreement dated March 15, 2013 between Galena Biopharma, Inc. and Orexo AB.(21)

10.25	Loan and Security Agreement dated May 8, 2013 among Galena Biopharma, Inc., Apthera, Inc., Oxford Finance LLC and the Lenders listed on Schedule 1.1 thereto.(21)

10.26
Lease between Galena Biopharma, Inc. and Cameron Oregon properties LLC and Lucas Oregon Properties, LLC for Suite 270 in the Willamette Wharf Building at 4640 Macadam Avenue in Portland, Oregon dated April 25, 2013.(2)

10.27	License and Development Agreement, dated January 13, 2014, between Galena Biopharma, Inc. and Dr. Reddy’s Laboratories, Ltd.+(23)

10.28	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.+(23)

10.29	Employment letter agreement, effective May 1, 2014, between Galena Biopharma, Inc. and Ryan M. Dunlap.*(26)

10.30	License and Supply Agreement dated as of July 17, 2014 between Galena Biopharma, Inc. and MonoSol Rx, LLC.+(25)

10.31	Employment Agreement, dated September 16, 2014, between Galena Biopharma, Inc. and Mark W. Schwartz, Ph.D.*(24)

10.32	Employment Agreement, dated July 28, 2014, between Galena Biopharma, Inc. and Margaret Kivinski.*(29)

10.33	Purchase Agreement, dated as of November 18, 2014, by and between Galena Biopharma, Inc. and Lincoln Park Capital Fund, LLC.(30)

14.1	Code of Ethics and Conduct.(14)

21.1	Subsidiaries of the Registrant.(23)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and Ryan M. Dunlap.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.
__________________________

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 13, 2013 (File No. 001-33958) and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 9, 2013 (File No. 001-33958) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-33958) and incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2012 (File No. 001-33958) and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 12, 2013 (File No. 001-33958) and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2011 (File No. 001-33958) and incorporated by reference herein.

(8)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(9)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on October 30, 2007 (File No. 333-147009) and incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 21, 2011 (File No. 001-33958) and incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 26, 2011 (File No. 001-33958) and incorporated by reference herein.

(13)	Previously filed as Annex B to the Company's Proxy Statement on Schedule 14A, filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Form 10-K filed on April 15, 2008 (File No. 001-33958) and incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2008 (File No. 001-33958) and incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Form 8-K filed on July 31, 2009 (File No. 001-33958) and incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 1, 2011 (File No. 001-33958) and incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(20)	Previously filed as an Exhibit to the Company’s Form 8-K filed on December 19, 2012 (File No. 001-33958) and incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 9, 2013 (File No. 001-33958) and incorporated by reference herein.

(22)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2012 (File No. 001-33958) and incorporated by reference herein.

(23)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 17, 2014 (File No. 001-33958) and incorporated by reference herein.

(24)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 18, 2014 (File No. 001-33958) and incorporated by reference herein.

(25)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 11, 2014 (File No. 001-33958) and incorporated by reference herein.

(26)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 6, 2014 (File No. 001-33958) and incorporated by reference herein.

(27)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2012 (File No. 001-33958) and incorporated by reference herein.

(28)	Previously filed as Annex B to the Company’s Proxy Statement on Schedule 14A filed on April 29, 2013 (File No. 001-33958) and incorporated by reference herein.

(29)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 5, 2014 (File No. 001-33958) and incorporated by reference herein.

(30)	Previously filed as an Exhibit to the Company’s Form 8-K filed on November 20, 2014 (File No. 001-33958) and incorporated by reference herein.

(31)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on May 24, 2013 (File No. 333-188849) and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

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

Date: March 5, 2015

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President, Chief Financial Officer

Date: March 5, 2015

Dated: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark W. Schwartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2015
Mark W. Schwartz, Ph. D.

/s/ Ryan M. Dunlap	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2015
Ryan M. Dunlap

/s/ Sanford J. Hillsberg	Director, Chairman of the Board	March 5, 2015
Sanford J. Hillsberg

/s/ William L. Ashton	Director	March 5, 2015
William L. Ashton

/s/ Richard Chin	Director	March 5, 2015
Richard Chin, M.D.

/s/ Irving M. Einhorn	Director	March 5, 2015
Irving M. Einhorn

/s/ Stephen S. Galliker	Director	March 5, 2015
Stephen S. Galliker

/s/ Steven A. Kriegsman	Director	March 5, 2015
Steven A. Kriegsman

/s/ Rudolph Nisi	Director	March 5, 2015
Rudolph Nisi, M.D.