Form 10-K/A
period 2014-12-31
Galena Biopharma, Inc.
filed 2015-03-10
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Galena Biopharma, Inc. ("Galena") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 5, 2015, for the sole purpose of (1) amending Item 9A (Controls and Procedures) of the Original Filing by inserting the inadvertently omitted signature of Moss Adams LLP on the Report of Independent Registered Public Accounting Firm that is contained in Item 9A, (2) amending Item 9B (Other Information) of the Original Filing by inserting the inadvertently omitted word "None" in response to the disclosure required by Item 9B of Form 10-K, and (3) amending the consent of Moss Adams LLP (Exhibit 23.1) to state that its report on Galena's financial statements is dated March 5, 2015, rather than March 3, 2015 as stated in the Original Filing.

This Amendment, which does not contain new financial statements, also contains new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and a new Exhibit Index that reflects the filing of these certifications and the consent of Moss Adams LLP.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend or update in any way any of the financial statements or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing date of March 5, 2015.

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

We have audited Galena Biopharma, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

/s/ Moss Adams LLP

Portland, Oregon
March 5, 2015

ITEM 9B. OTHER INFORMATION

None.

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

10.27	License and Development Agreement, dated January 13, 2014, between Galena Biopharma, Inc. and Dr. Reddy’s Laboratories, Ltd.+(23)

10.28	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.+(23)

10.29	Employment letter agreement, effective May 1, 2014, between Galena Biopharma, Inc. and Ryan M. Dunlap.*(26)

10.30	License and Supply Agreement dated as of July 17, 2014 between Galena Biopharma, Inc. and MonoSol Rx, LLC.+(25)

10.31	Employment Agreement, dated September 16, 2014, between Galena Biopharma, Inc. and Mark W. Schwartz, Ph.D.*(24)

10.32	Employment Agreement, dated July 28, 2014, between Galena Biopharma, Inc. and Margaret Kivinski.*(29)

10.33	Purchase Agreement, dated as of November 18, 2014, by and between Galena Biopharma, Inc. and Lincoln Park Capital Fund, LLC.(30)

14.1	Code of Ethics and Conduct.(14)

21.1	Subsidiaries of the Registrant.(23)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.(32)

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and Ryan M. Dunlap.(32)

101.INS	XBRL Instance Document.(32)

101.SCH	XBRL Taxonomy Extension Schema.(32)

101.CAL	XBRL Taxonomy Extension Calculation.(32)

101.DEF	XBRL Taxonomy Extension Definition.(32)

101.LAB	XBRL Taxonomy Extension Label.(32)

101.PRE	XBRL Taxonomy Extension Presentation.(32)

101.PRE	XBRL Taxonomy Extension Presentation.(32)
__________________________

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 13, 2013 (File No. 001-33958) and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 9, 2013 (File No. 001-33958) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-33958) and incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2012 (File No. 001-33958) and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 12, 2013 (File No. 001-33958) and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2011 (File No. 001-33958) and incorporated by reference herein.

(8)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(9)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on October 30, 2007 (File No. 333-147009) and incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 21, 2011 (File No. 001-33958) and incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 26, 2011 (File No. 001-33958) and incorporated by reference herein.

(13)	Previously filed as Annex B to the Company's Proxy Statement on Schedule 14A, filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Form 10-K filed on April 15, 2008 (File No. 001-33958) and incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2008 (File No. 001-33958) and incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Form 8-K filed on July 31, 2009 (File No. 001-33958) and incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 1, 2011 (File No. 001-33958) and incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(20)	Previously filed as an Exhibit to the Company’s Form 8-K filed on December 19, 2012 (File No. 001-33958) and incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 9, 2013 (File No. 001-33958) and incorporated by reference herein.

(22)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2012 (File No. 001-33958) and incorporated by reference herein.

(23)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 17, 2014 (File No. 001-33958) and incorporated by reference herein.

(24)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 18, 2014 (File No. 001-33958) and incorporated by reference herein.

(25)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 11, 2014 (File No. 001-33958) and incorporated by reference herein.

(26)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 6, 2014 (File No. 001-33958) and incorporated by reference herein.

(27)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2012 (File No. 001-33958) and incorporated by reference herein.

(28)	Previously filed as Annex B to the Company’s Proxy Statement on Schedule 14A filed on April 29, 2013 (File No. 001-33958) and incorporated by reference herein.

(29)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 5, 2014 (File No. 001-33958) and incorporated by reference herein.

(30)	Previously filed as an Exhibit to the Company’s Form 8-K filed on November 20, 2014 (File No. 001-33958) and incorporated by reference herein.

(31)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on May 24, 2013 (File No. 333-188849) and incorporated by reference herein.

(32)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 5, 2015 (File No. 001-33958) and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

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

Date: March 10, 2015

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President, Chief Financial Officer

Date: March 10, 2015