Form 10-Q
period 2015-03-31
Galena Biopharma, Inc.
filed 2015-05-07
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 30, 2015, Galena Biopharma, Inc. had outstanding 161,715,398 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.

FORM 10-Q — QUARTER ENDED MARCH 31, 2015

PART I
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,860	$23,650
Restricted cash	200	200
Accounts receivable, net	1,060	1,839
Inventories	637	655
Prepaid expenses	2,564	2,680
Total current assets	57,321	29,024
Equipment and furnishings, net	528	555
In-process research and development	12,864	12,864
Abstral rights, net	14,387	14,533
Zuplenz rights	8,101	8,101
GALE-401 rights	9,255	9,255
Goodwill	6,069	6,069
Deposits and other assets	82	87
Total assets	$108,607	$80,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,293	$2,271
Accrued expenses and other current liabilities	12,149	15,669
Fair value of warrants potentially settleable in cash	14,528	5,383
Current portion of long-term debt	3,994	3,910
Total current liabilities	33,964	27,233
Deferred tax liability	5,053	5,053
Contingent purchase price consideration	6,972	6,651
Long-term debt, net of current portion	3,534	4,492
Total liabilities	49,523	43,429
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 158,736,552 shares issued and 158,061,552 shares outstanding at March 31, 2015; 130,146,341 shares issued and 129,471,341 shares outstanding at December 31, 2014	15	12
Additional paid-in capital	288,936	256,377
Accumulated deficit	(226,018)	(215,481)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	59,084	37,059
Total liabilities and stockholders’ equity	$108,607	$80,488

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$2,750	$2,173
Costs and expenses:
Cost of revenue (excluding amortization of certain acquired intangible assets)	393	331
Research and development	5,910	6,770
Selling, general, and administrative	7,427	6,830
Amortization of certain acquired intangible assets	146	91
Total costs and expenses	13,876	14,022
Operating loss	(11,126)	(11,849)
Non-operating income (expense):
Change in fair value of warrants potentially settleable in cash	1,152	9,792
Interest income (expense), net	(242)	(314)
Other income (expense)	(321)	(165)
Total non-operating income (expense), net	589	9,313
Net loss	$(10,537)	$(2,536)
Net loss per common share:
Basic and diluted net loss per share	$(0.08)	$(0.02)
Weighted-average common shares outstanding: basic and diluted	136,054,864	116,244,209
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2014	130,146,341	$12	$256,377	$(215,481)	$(3,849)	$37,059
Issuance of common stock	28,504,839	3	42,118	—	—	42,121
Common stock warrants issued in connection with March 2015 common stock offering	—	—	(10,296)	—	—	(10,296)
Issuance of common stock in connection with employee stock purchase plan	85,372	—	110	—	—	110
Stock-based compensation for directors and employees	—	—	627	—	—	627
Net loss	—	—	—	(10,537)	—	(10,537)
Balance at March 31, 2015	158,736,552	$15	$288,936	$(226,018)	$(3,849)	$59,084

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,537)	$(2,536)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	264	232
Allowance for doubtful accounts	—	—
Non-cash stock-based compensation	627	1,623
Change in fair value of common stock warrants	(1,151)	(9,792)
Change in fair value of contingent consideration	321	166
Changes in operating assets and liabilities:
Accounts receivable	779	2,217
Inventories	18	28
Prepaid expenses and other assets	121	74
Accounts payable	1,022	(1,086)
Accrued expenses and other current liabilities	(3,020)	1,026
Net cash used in operating activities	(11,556)	(8,048)
Cash flows from investing activities:
Cash paid for acquisition of Zuplenz rights	(500)	—
Cash paid for acquisition of GALE-401 rights	—	(2,010)
Cash paid for purchase of equipment and furnishings	(18)	(22)
Net cash used in investing activities	(518)	(2,032)
Cash flows from financing activities:
Net proceeds from issuance of common stock	42,121	—
Net proceeds from exercise of stock options	—	4,059
Proceeds from exercise of warrants	—	10,611
Proceeds from common stock issued in connection with ESPP	110	53
Principle payments on long-term debt	(947)	(3)
Net cash provided by financing activities	41,284	14,720
Net decrease in cash and cash equivalents	29,210	4,640
Cash and cash equivalents at the beginning of period	23,650	47,787
Cash and cash equivalents at end of period	$52,860	$52,427

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$2	$5
Cash paid during the periods for interest	$166	$211
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$10,296	$—
Reclassification of warrant liabilities upon exercise	$—	$26,808
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

Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is based upon preventing recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow. Once a patient’s tumor becomes metastatic, the outcome is most often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have undetected minimal residual disease.

Our therapies utilize immunologically active peptides combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation of the immune system and convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S) and GALE-301, or Folate Binding Protein (FBP), targeting the prevention of recurrence in breast, gastric, ovarian and endometrial cancers.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead product candidate, is a targeted cancer immunotherapy and is being developed for the prevention of cancer recurrence in human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which, over time, may lead to recurrence. After binding to the HLA A2 or A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including undetected occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

We have multiple trials currently ongoing for NeuVax. For our pivotal, fully enrolled, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 30,000-40,000 of the 230,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs that led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease).

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We currently have a number of ongoing or planned clinical trials designed to expand the clinical and geographic footprint of NeuVax:

•
Phase 3 Ongoing: Our Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study is enrolling HER2 1+ and 2+ patients under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). The multinational, multicenter, randomized, double-blinded PRESENT trial is fully enrolled with trial sites in North America, Western and Eastern Europe, and Israel. Additional information on the study can be found at www.neuvax.com.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is enrolling HER2 1+/2+ node-positive and high-risk node-negative breast cancer patients to study NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche) in the adjuvant setting. This trial is partially funded by Genentech/Roche.

•
Phase 2 Ongoing: An investigator-sponsored trial is ongoing to study NeuVax in combination with Herceptin. The study will enroll 100 patients who are neoadjuvantly treated node positive and negative HER2 IHC 3+ patients, not achieving a pathological complete response (pCR) or adjuvantly treated node positive HER2 IHC 3+ patients. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program (CDMRP) via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program (BCRP) Breakthrough Award given to the lead investigator for the trial.

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

Hematology

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Commercial Capabilities

Abstral® (fentanyl) Sublingual Tablets

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP), which affects more than 50% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet that is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain in minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Abstral is manufactured for us by contract manufacturers and we distribute and sell Abstral in the U.S. through our commercial organization.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Galena pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Unless the context otherwise indicates, references in these notes to the “company,” “we,” “us” or “our” refer to Galena, our wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our wholly owned subsidiary, Mills Pharmaceuticals, LLC or "Mills."

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

Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

Accounts Receivable - The company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs analysis to evaluate accounts receivables to ensure recorded amounts reflect estimated net realizable value. An allowance for doubtful accounts is established based on the Company's best estimate of the amount of probably credit losses in the Company's accounts receivable. As of March 31, 2015 and December 31, 2014 the allowance for doubtful accounts was $160,000.

Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The company has entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of March 31, 2015, the company had inventories of $637,000, consisting of $455,000 of work-in-process and $182,000 of finished goods. As of December 31, 2014, the company had inventories of $655,000 consisting of $455,000 of work-in-process and $200,000 of finished goods.

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

Goodwill and other intangible assets with indefinite lives are evaluated for impairment first by a qualitative assessment to determine the likelihood of impairment. If it is determined that impairment is more likely than not, the company will then proceed to the two step impairment test. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill for its single reporting unit and its indefinite-lived intangible assets, the company determines fair values of its goodwill using the market approach, and its indefinite-lived intangible assets using the income approach.

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, as well as assets not considered to be indefinite-lived, and has determined that there has been no impairment to these assets as of March 31, 2015.

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

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of March 31, 2015, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination. The Company completes its valuation analysis no later than twelve months from the date of the acquisition.

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

There was no income tax expense or benefit for the three months periods ended March 31, 2015 and 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of March 31, 2015, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. The company maintains significant cash and cash equivalents at two financial institutions that are in excess of federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2. Business Combinations

On July 17, 2014 the Company entered into a definitive license and supply agreement with MonoSol Rx, LLC (MonoSol) for the U.S. commercial rights to Zuplenz® (ondansetron) Oral Soluble Film (Zuplenz), an FDA approved product. The transaction was accounted for as a business combination under the acquisition method of accounting based on Accounting Standards Codification 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed were recorded at fair value. As of the issuance date of the condensed consolidated financial statements for the quarter ended March 31, 2015, the Company had not finalized the valuation of the acquired assets and liabilities for the transaction. Specifically, more complete information for credit memos for expiring channel inventory will be required prior to finalizing business combination accounting.

The following table summarizes the purchase price consideration and allocation of purchase price:

Total Acquisition Date Fair Value
Purchase price consideration:
Cash and cash equivalents	$3,556
Common stock	2,482
Liabilities assumed:
Contingent consideration	240
Credit memos for expiring channel inventory	1,995
Total consideration	$8,273

Asset acquired:
Zuplenz rights	$8,101
Goodwill	172
Fair value of assets acquired	$8,273

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	March 31, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$48,960	$48,960	$—	$—
Total assets measured and recorded at fair value	$48,960	$48,960	$—	$—
Liabilities:
Warrants potentially settleable in cash	$14,528	$—	$14,528	$—
Contingent purchase price consideration	6,972	—	—	6,972
Total liabilities measured and recorded at fair value	$21,500	$—	$14,528	$6,972

Description	December 31, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,477	$19,477	$—	$—
Total assets measured and recorded at fair value	$19,477	$19,477	$—	$—
Liabilities:
Warrants potentially settleable in cash	$5,383	$—	$5,383	$—
Contingent purchase price consideration	6,651	—	—	6,651
Total liabilities measured and recorded at fair value	$12,034	$—	$5,383	$6,651

The company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2015 or 2014. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2015 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2015	$6,651
Change in the estimated fair value of the contingent purchase price consideration	321
Balance at March 31, 2015	$6,972

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

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Clinical trial costs	$4,728	$6,967
Credit memos for expiring Zuplenz channel inventory	1,995	1,995
Professional fees	1,596	860
Patient assistance programs and rebates	1,428	2,444
Compensation and related benefits	1,373	2,198
Royalties	738	408
Zuplenz milestone payments	240	740
Interest expense	51	57
Accrued expenses and other current liabilities	$12,149	$15,669

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

The operative complaints allege, among other things, breaches of fiduciary duties and abuse of control by the officers and directors in connection with public statements purportedly issued by us or on our behalf and sales of our common stock by certain of our officers and directors in January and February of 2014, improper stock-option grants, and excessive compensation of our non-employee directors.

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

We intend to vigorously defend against and seek resolution to the foregoing claims. At March 31, 2015, we have not recorded any liabilities with respect to the claims in our consolidated financial statements. We believe that claims are covered under our liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. Subject to their reservation of rights, we are being reimbursed by our insurer for substantially all legal fees relating to our defense of the claims.

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

We have received a Paragraph IV certification notice from Actavis Pharma, Inc. and related companies (Actavis) contending that the patents held by Orexo for Abstral that are listed in the Orange Book (U.S. Patents 6,759,059, 6,761,910 and 7,910,132, which expire in September 2019), are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Abstral. In response to these notices, Orexo filed suit against Actavis to defend their patent rights, which we license from Orexo. We are obligated under our contract with Orexo to absorb 88% of the legal costs associated with defending Abstral patents. We intend to work with Orexo to continue to vigorously enforce intellectual property rights relating to any future challenges the Abstral product.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We have received a Paragraph IV certification notice from Actavis Pharma, Inc. and related companies (Actavis) contending that the patents held by Orexo for Abstral that are listed in the Orange Book (U.S. Patents 6,759,059, 6,761,910 and 7,910,132, which expire in September 2019), are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Abstral. In response to these notices, Orexo filed suit against Actavis to defend their patent rights, which we license from Orexo. We are obligated under our contract with Orexo to absorb 88% of the legal costs associated with defending Abstral patents. We intend to work with Orexo to continue to vigorously enforce intellectual property rights relating to any future challenges the Abstral product.

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

November 2014 Purchase Agreement with Lincoln Park Capital, LLC - On November 18, 2014, the company entered into a purchase agreement with Lincoln Park Capital, LLC (LPC), pursuant to which the company has the right to sell to LPC up to $50 million in shares of the company's common stock, subject to certain limitations and conditions over the 36 month term of the purchase agreement. Pursuant to the purchase agreement, LPC initially purchased 2.5 million shares of the company's common stock at $2.00 per share and the company issued 631,221 shares of common stock to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this initial issuance, the company received initial net proceeds of $4.9 million, after deducting commissions and other offering expenses. In addition to LPC’s initial purchase of our common stock under the purchase agreement, during the first quarter of 2015, we received net proceeds of $4.4 million from LPC’s subsequent purchases of a total of 2.7 million shares of our common stock, excluding the commitment fee shares.

At Market Issuance Sales Agreements - On May 24, 2013 the Company entered into At Market Issuance Sales Agreements (ATM) with MLV & Co. LLC and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. The ATM is available to the company until it is terminated by the Agents or the company. During the first quarter of 2015, we received $2.3 million in net proceeds from the sale of 1.4 million shares of our common stock through the ATM. There were no sales of our common stock under the ATM in 2013.

March 2015 Underwritten Public Offering - On March 18, 2015 the company closed an underwritten public offering of 24,358,974 units at a price to the public of $1.56 per unit for gross proceeds of $38 million (the "March 2015 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.50 of a share of common stock at an exercise price of $2.08 per share. The March 2015 Offering included an over-allotment option for the underwriters to purchase an additional 3,653,846 shares of common stock and/or warrants to purchase up to 1,826,923 shares of common stock. On March 18, 2015, the underwriters exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,826,923 shares of common stock. On April 10, 2015, the underwriters exercised their over-allotment option to purchase 3,653,846 shares of common stock for additional net proceeds of $5.4 million. The total net proceeds of the March 2015 Offering, including the exercise of the over-allotment option to purchase the warrants, were $35.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the company. Including the underwriters exercise of the over-allotment option to purchase the additional shares in April 2015, the total net proceeds were $40.8 million.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of March 31, 2015
Warrants outstanding	22,546
Stock options outstanding	10,683
Options reserved for future issuance under the Company’s 2007 Incentive Plan	794
Shares reserved for future issuance under the Employee Stock Purchase Plan	674
Total reserved for future issuance	34,697

8. Warrants

The following is a summary of warrant activity for the three months ended March 31, 2015 (in thousands):

	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2015	—	3,973	3,031	615	176	25	720	8,540
Issued	14,006	—	—	—	—	—	—	14,006
Outstanding, March 31, 2015	14,006	3,973	3,031	615	176	25	720	22,546
Expiration	March 2020	September 2018	December 2017	April 2017	March 2016	March 2016	Varies 2014-2020

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in March 2015, September 2013, December 2012, April 2011, March 2011, and March 2010. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

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

	As of March 31, 2015
	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants
Strike price	$2.08	$2.50	$1.83	$0.65	$0.65	$2.02
Expected term (years)	4.97	3.47	2.73	2.06	0.93	0.99
Volatility %	73.29%	75.54%	77.39%	75.05%	65.09%	67.34%
Risk-free rate %	1.36%	1.00%	0.80%	0.58%	0.24%	0.26%

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	As of December 31, 2014
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15
Expected term (years)	3.72	2.98	2.31	1.18	1.24
Volatility %	75.60%	76.85%	78.24%	77.38%	77.12%
Risk-free rate %	1.30%	1.09%	0.80%	0.32%	0.35%

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

The changes in fair value of the warrant liability for the three months ended March 31, 2015 were as follows (in thousands):

	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	Total
Warrant liability, January 1, 2015	$—	$2,560	$2,027	$625	$163	$8	$5,383
Fair value of warrants issued	10,296	—	—	—	—	—	10,296
Change in fair value of warrants	(266)	(435)	(334)	(85)	(27)	(4)	(1,151)
Warrant liability, March 31, 2015	$10,030	$2,125	$1,693	$540	$136	$4	$14,528

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$78	$160
Selling, general, and administrative	549	1,524
Total stock-based compensation	$627	$1,684

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended March 31,
	2015	2014
Risk free interest rate	1.41%	2.06%
Volatility	74.62%	78.53%
Expected lives (years)	6.25	6.25
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the three months ended March 31, 2015 was $1.16 per share.

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

As of March 31, 2015, there was $5,411,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.98 years.
As of March 31, 2015, an aggregate of 16,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 10,683,000 shares subject to outstanding common stock options granted under the plan and 794,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options will expire, unless previously exercised, no later than ten years from the grant date.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2015	8,590	$3.25	$—
Granted	2,431	1.75	—
Exercised	—	—	—
Cancelled	(338)	2.71	—
Outstanding at March 31, 2015	10,683	$2.93	$478
Options exercisable at March 31, 2015	5,768	$3.50	$413

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2015 were calculated based on the closing price of the company’s common stock as reported on The NASDAQ Capital Market on March 31, 2015 of $1.39 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

Note 10. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Change in fair value of the contingent purchase price liability	$(321)	$(166)
Miscellaneous other income (expense)	—	1
Total other income (expense)	$(321)	$(165)

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Warrants to purchase common stock	22,546	9,560
Options to purchase common stock	10,683	9,848
Total	33,229	19,408

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On July 17, 2014, we entered into a definitive license and supply agreement with MonoSol Rx, LLC (MonoSol) for the U.S. commercial rights to Zuplenz® (ondansetron) Oral Soluble Film, an FDA-approved product for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). In exchange for the U.S. rights to Zuplenz, and in connection with the effectiveness of the license and transfer to us of the New Drug Application (NDA) for Zuplenz, we paid MonoSol a total of $5 million in cash and shares of our common stock in 2014 and $0.5 million in cash in 2015. In addition to these payments, we will pay MonoSol $0.25 million within 30 days after MonoSol’s payment of applicable fees relating to the notice of allowance by the United States Patent and Trademark Office of a U.S. patent with composition claims covering Zuplenz that extend beyond 2028, (ii) future cash milestone payments based on our achievement of specified “net sales” of Zuplenz, and (iii) a low double-digit royalty on future “net sales.”

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

13. Significant Customers and Concentration of Credit Risk

The company is engaged in the business of developing and commercializing pharmaceutical products. As of March 31, 2015, the Company had one active commercial product, Abstral, available in six dosing strengths, and all sales reported are in the United States.

Sales to the following customers represented 10% or more of net revenue during at least one of the periods are presented as follows:

	Three Months Ended March 31,
Customer	2015	2014
Customer A	33%	51%
Customer B	25%	14%
Customer C	20%	12%
Customer D	20%	4%
Customer E	1%	15%

The following customers represented 10% or more of total accounts receivable as of at least one of the balance sheet dates presented:

	March 31, 2015	December 31, 2014
Customer	(Unaudited)
Customer A	48%	63%
Customer B	19%	1%
Customer C	11%	5%
Customer D	19%	3%
Customer E	2%	21%

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In addition to concentrations in our customer base, concentrations also exist with respect to the dispensing pharmacies to which our customers sell Abstral. For example 57% and 61% of our prescriptions, at wholesaler acquisition cost, were dispensed by our top 3 pharmacies for the three month periods ending March 31, 2015 and 2014, respectively.

14. Subsequent Events

The company evaluated all events or transactions that occurred after March 31, 2015 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, LLC, or "Mills."

This management’s discussion and analysis of financial condition as of March 31, 2015 and results of operations for the three months ended March 31, 2015 and 2014, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 5, 2015.

The discussion and analysis below includes certain forward-looking statements related to the commercialization of our products in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of our product commercialization and development activities, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, including the uncertainties and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 that could cause our actual commercialization efforts, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

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

The chart below summarizes the current status of our pipeline:

Product	Therapeutic Area	Phase 1	Phase 2	Phase 3	Approved
Commercial					
Abstral® (fentanyl) Sublingual Tablets	Breakthrough Cancer Pain				
ZUPLENZ® (ondansetron) Oral Soluble Film	Antiemetic for CINV, RINV, PONV				
Immunotherapy					
NeuVax™	Breast cancer node-positive, HER2 IHC 1+/2+		*PRESENT Trial*		
NeuVax™ + Herceptin®	Breast cancer node-positive & triple negative, HER2 IHC 1+/2+				
NeuVax™ + Herceptin®	Breast cancer neoadjuvant, node-positive & negative, HER2 IHC 3+				
NeuVax™	Gastric carcinoma HER2 IHC 1+/2+ or 3+				
GALE-301 (Folate Binding Protein)	Ovarian & Endometrial Carcinomas				
Hematology					
GALE-401 (Anagrelide CR)	MPN-related thrombocytosis				

Ongoing Planned

Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is based upon preventing recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow. Once a patient’s tumor becomes metastatic, the outcome is most often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have minimal undetected residual disease.

Our therapies utilize immunologically active peptides combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation of the immune system via a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S) and GALE-301, or Folate Binding Protein (FBP), targeting the prevention of recurrence in breast, gastric, ovarian and endometrial cancers.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead product candidate, is a targeted cancer immunotherapy and is being developed for the prevention of cancer recurrence in human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS) - suggesting a dormancy of isolated micrometastases, which, over time, may lead to recurrence. After binding to the HLA A2 or A3 molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including undetected occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

Breast Cancer: According to the National Cancer Institute, over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the U.S., metastatic breast cancer remains incurable. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients - those with HER2 immunohistochemistry (IHC) 3+ disease, or IHC 2+ and fluorescence in situ hybridization (FISH) positive - have an approved treatment option available. This leaves the majority of breast cancer patients with low-to-intermediate HER2 IHC 1+/2+ ineligible for targeted therapy and without an effective treatment option to prevent cancer recurrence.

We have multiple trials currently ongoing for NeuVax. For our pivotal, fully enrolled, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 30,000-40,000 of the 230,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs that led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease).

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

We currently have a number of ongoing or planned clinical trials designed to expand the clinical and geographic footprint of NeuVax:

•
Phase 3 Ongoing: Our Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study is enrolling HER2 1+ and 2+ patients under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). The multinational, multicenter, randomized, double-blinded PRESENT trial is fully enrolled with trial sites in North America, Western and Eastern Europe, and Israel. Additional information on the study can be found at www.neuvax.com.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is enrolling HER2 1+/2+ node-positive and high-risk node-negative breast cancer patients to study NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche) in the adjuvant setting. This trial is partially funded by Genentech/Roche.

•
Phase 2 Ongoing: An investigator-sponsored trial is ongoing to study NeuVax in combination with Herceptin. The study will enroll 100 patients who are neoadjuvantly treated node positive and negative HER2 IHC 3+ patients, not achieving a pathological complete response (pCR) or adjuvantly treated node positive HER2 IHC 3+ patients. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program (CDMRP) via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program (BCRP) Breakthrough Award given to the lead investigator for the trial.

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

Hematology

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

Commercial Capabilities

Abstral® (fentanyl) Sublingual Tablets

Our first commercial product, Abstral® (fentanyl) Sublingual Tablets, is an important treatment option for inadequately controlled breakthrough cancer pain (BTcP), which affects more than 50% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a convenient sublingual tablet that is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program. Abstral is manufactured for us by contract manufacturers and we distribute and sell Abstral in the U.S. through our commercial organization.

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

Recent Operational Developments (in reverse chronological order)

NeuVax Phase 3 PRESENT Over-Enrollment Completed - We announced the completion of enrollment in our NeuVax Phase 3 PRESENT clinical trial.

On April 14, 2015 we announced  the completion of enrollment in the NeuVax™ (nelipepimut-S) Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) clinical trial. NeuVax is a first-in-class, HER2-directed cancer immunotherapy under evaluation to prevent breast cancer recurrence after standard of care treatment in the adjuvant setting. As anticipated, we over-enrolled the trial by 7.7% with a total of 758 patients now in the intent-to-treat (ITT) population. The protocol for the PRESENT trial, being conducted under an FDA approved Special Protocol Assessment (SPA), called for 700 patients; and, the Company expects this higher number of ITT patients will increase the confidence in both the timing and quality of the statistics and the final outcome of the trial. The primary endpoint is currently expected to be reached in 2018, after the last patient dosed reaches her 36th month of treatment, or a total of 141 events (recurrence or death) occur, whichever comes later.

Expanded Patient Population in NeuVax Combination Trial - We announced the expansion of the patient population in the NeuVax and trastuzumab combination trial in HER2 1+/2+ patients to include HLA A24+ or HLA-A26+ patients.

On March 26, 2015, we announce that human leukocyte antigen (HLA) - A24+ or HLA-A26+ women are now eligible for enrollment into the ongoing Phase 2b clinical trial with NeuVax™ (nelipepimut-S) in combination with trastuzumab (Herceptin®; Genentech/Roche). The trial evaluates node positive and triple negative, node negative breast cancer patients with immunohistochemistry (IHC) HER2 1+/2+ expressing tumors who are disease-free after standard of care therapy.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, our net loss was approximately $10.5 million compared with a net loss of $2.5 million for the three months ended March 31, 2014. The net loss increased by $8.0 million, or approximately 315%, primarily attributable to a $9.8 million non-cash gain on our warrant liability for the three months ended March 31, 2014 compared to a $1.2 million non-cash gain on our warrant liability for the three months ended March 31, 2015. Additional reasons are discussed below.

Abstral is our first commercial product and revenue was recorded for the first time during the year ended December 31, 2013. We acquired our second commercial product, Zuplenz, in the third quarter of 2014 and are expected to launch the product in the second quarter of 2015. There was no gross or net revenue from the sale of Zuplenz in the first quarter of 2015 or in 2014. For these reasons, we expect our future results of operations may differ materially from our historical results. We expect to continue to incur significant costs and expenses in connection with our commercial operations in the U.S. and must achieve higher net sales before realizing a profit from the sale and distribution of our commercial products. Further analysis of the changes and trends in our operating results are discussed below.

Net Revenue

The company recognizes revenue from the sale of Abstral to wholesale pharmaceutical distributors and retail pharmacies, net of product-related discounts, allowances, product returns, rebates, chargebacks, and patient assistance benefits, as applicable.

Net revenue for the three months ended March 31, 2015 and 2014, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
Net revenue	$2,750	$2,173	27%

Gross revenue, gross to net deductions, and net revenue for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	% of Gross Revenue	$	% of Gross Revenue
Gross revenue	$4,204	100%	$4,863	100%
Gross to net deductions	1,454	35%	2,690	55%
Net revenue	$2,750	65%	$2,173	45%

Net revenue for the three months ended March 31, 2015 increased 27% compared to the three months ended March 31, 2014. The increase was a result of a 36% improvement in the gross to net deductions, partially offset by a 14% decrease in gross revenue. In March of 2014 we launched the Galena Patient Services (GPS) program, a full service support program designed to navigate patient access to Abstral that is coordinated through a third party vendor. Along with the launch of GPS, we also made changes to our patient assistance program (PAP) to reduce the use of free product vouchers and rely more heavily upon an expedited prior authorization process. The success of the GPS program has resulted in a significant improvement in our gross to net deductions as a percent of gross revenue.

Despite a decrease in gross revenues, overall prescription demand increased 8% for the three months ended March 31, 2015 compared to three months ended March 31, 2014. More importantly, non-voucher prescriptions increased 113% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as a direct result of the successful implementation of our GPS program and the changes to our PAP program. The decrease in our gross to net deduction is attributable to the reduction in our prescriptions being filled with vouchers. Our current expectations for 2015 net revenue from the sale of our commercial products is approximately $15 million to $18 million, but there is no assurance we will achieve our expectations. We acquired our second commercial product, Zuplenz, in the third quarter of 2014 and are expected to launch the product in the second quarter of 2015.

Cost of Revenue and Amortization of Certain Acquired Intangible Assets

Cost of revenue and amortization of certain acquired intangible assets for the three months ended March 31, 2015 and 2014, respectively, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	% of net revenue	2014	% of net revenue
Cost of revenue (excluding amortization of certain acquired intangible assets:
Abstral royalties	$330	12%	$259	12%
Direct product costs and related overhead	19	1%	29	1%
Other cost of revenue	44	2%	43	2%
Total cost of revenue	$393	14%	$331	15%
Amortization of certain acquired intangible assets	$146	5%	$91	4%

Cost of revenue, which excludes the amortization of certain acquired intangible assets, was $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. Variable cost of revenue includes the royalty due to Orexo and product costs. Product related overhead and other cost of revenue are fixed in nature, and will decrease or increase as a percentage of net revenue as net revenue increases or decreases, respectively. Cost of revenue improved 7% as a percent of net revenue, which is attributable to the 27% increase in net revenue for the three months ended March 31, 2015 compared to three months ended March 31, 2014.

Amortization of certain acquired intangible assets was $146,000 and $91,000 for the three months ended March 31, 2015 and 2014, respectively. Amortization of certain acquired intangible assets is a non-cash variable cost based on net revenue during the period.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the three months ended March 31, 2015 and 2014, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
Research and development expense	$5,910	$6,770	(13)%

The 13% decrease for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 in research and development expense was primarily related to the completion of our enrollment efforts for the Phase 3 PRESENT clinical trial. We expect research and development expense related to our PRESENT trial to decrease throughout 2015 as we transition to the monitoring and follow-up phase. The expected decrease in costs could be partially offset by the increase in research and development expense related to enrollment efforts in our NeuVax combination clinical trials, ongoing trial costs related to our GALE-301 Phase 2 clinical trial, and completion of our Phase 2 clinical trial of the GALE-401 program.

Selling, General and Administrative Expense

Selling, general and administrative expense includes compensation-related costs for our employees dedicated to sales and marketing, general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Selling, general and administrative expense for the three months ended March 31, 2015 and 2014, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
Selling, general and administrative expense	$7,427	$6,830	9%

The 9% increase for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 in selling, general and administrative expense was driven by the ramp up of our commercial operations leading into the launch of Zuplenz, the expansion of our management team and infrastructure needed to support the expanded commercial operations and development pipeline, as well as non-recurring legal and other professional fees incurred during the period, partially offset by a decrease in our non-cash stock-based compensation expense of $0.6 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

Non-Operating Income

Non-operating income for the three months ended March 31, 2015 and 2014, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
Non-operating income	$589	$9,313	(94)%

The decrease to our non-operating income during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a decrease in the change in fair value of warrants accounted for as liabilities. This decrease in the estimated fair value of our warrant liabilities was primarily due to the decrease in our common stock price, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. The decrease to our non-operating income (expense) during the three months ended March 31, 2015 was primarily due to a decrease in the fair value of warrants accounted for as liabilities, which was attributable to the decrease in our common stock price.

Income Taxes

For the three months ended March 31, 2015 and 2014, there was no income tax benefit or expense recognized.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $52.9 million as of March 31, 2015, compared with $23.7 million as of December 31, 2014.

The increase of approximately $29.2 million in our cash and cash equivalents from December 31, 2014 to March 31, 2015 was attributable primarily to $42.2 million in net proceeds from issuance of common stock and warrants to purchase common stock, partially offset by $11.6 million used in operating activities, $0.9 million in payments on long-term debt, and $0.5 million for a milestone related to our acquisition of U.S. rights to Zuplenz.

On March 18, 2015, we announced the closing of our underwritten public offering of 24,358,974 shares of common stock and 12,179,487 warrants to purchase our common stock at an exercise price of $2.08. The underwriters also exercised their over-allotment option to purchase warrant to purchase an aggregate of 1,826,923 shares of our common stock. On April 10, 2015 the underwriters exercised their option to purchase an additional 3,653,846 shares of common stock for additional net proceeds of $5.4 million. The total net proceeds to us were approximately $40.8 million.

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

We believe that our existing cash and cash equivalents, along with revenue from our commercial operations, should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. There is no guarantee that we will generate sufficient revenue from the sale of Abstral and Zuplenz to become profitable or that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to generate adequate revenue or obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $11.6 million for the three months ended March 31, 2015, compared with $8.0 million for the three months ended March 31, 2014. The increase in cash used in operating activities of corresponds to the year-over-year changes in selling, general and administrative expenses and research and development expenses noted above.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2015, compared with $2.0 million for the three months ended March 31, 2014. The decrease was due to the $2.1 million initial payment for GALE-401 rights during the three months ended March 31, 2014 compared to the $0.5 million milestone payment for U.S. rights to Zuplenz during the three months ended March 31, 2015.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $41.3 million for the three months ended March 31, 2015, compared with $14.7 million for the three months ended March 31, 2014. The increase was primarily attributable to $42.2 million in net proceeds from the issuance of common stock and warrants to purchase common stock during the three months ended March 31, 2015 compared to net proceeds of common stock warrant exercises of $10.6 million and net proceeds of common stock option exercises of $4.1 million during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2014 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three months ended March 31, 2015. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to vigorously defend against and seek resolution to the foregoing claims. At March 31, 2015, we have not recorded any liabilities with respect to the claims in our consolidated financial statements. We believe that claims are covered under our liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. Subject to their reservation of rights, we are being reimbursed by our insurer for substantially all legal fees relating to our defense of the claims.

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

ITEM 1A. RISK FACTORS

In addition the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC, you should consider the following new or updated risk factors:

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

In November 2014, we were inspected by the FDA and received a Form FDA 483 containing observations from that inspection. The Form FDA 483 noted certain deficiencies pertaining to the manufacture and post-marketing activities for Abstral and Zuplenz. These observations related to the establishment and formal designation of a quality unit, the formal written documentation of responsibilities and procedures applicable to the quality unit, the development of written procedures for the evaluation and reporting to the FDA of post marketing adverse drug experiences, and the periodic submission to the FDA of non-alert adverse drug experiences for Abstral. The issues noted in the Form FDA 483 had previously been identified and addressed by our management as part of an internal review of our systems, practices and procedures governing the areas of vendor oversight, quality, and regulatory compliance. Our response to the Form FDA 483 described the corrective actions that we have taken and will continue to address the FDA’s observations. However, in April of 2015, the FDA issued a written warning letter based on subset of the issues identified in the Form FDA 483, specifically regarding our our overall pharmacovigilance process and our adverse events reporting systems. We responded to the warning letter, advising the FDA of the corrective actions we are taking to address all the matters covered in the warning letter.

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

We may not be able to increase our authorized shares, and as a result, may not be able to obtain sufficient financing develop our product candidates.

We believe that our existing cash and cash equivalents, along with revenue from Abstral sales, should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. In the future, we may be dependent on obtaining further financing from third parties in order to maintain our operations and to meet our financial obligations. Based on the number of common shares outstanding, along with the shares reserved for the exercise of warrants, stock option and stock based compensation programs, we will need our stockholders approval to amend our Certificate of Incorporation to increase the number of shares authorized. We cannot assure that we will obtain such approval, or that additional funding to maintain our operations and to meet our obligations to our licensors will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W.Schwartz, Ph.D.

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and Ryan M. Dunlap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark W. Schwartz

Mark W. Schwartz, Ph.D.
President and Chief Executive Officer

Date: May 7, 2015

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President and Chief Financial Officer

Date: May 7, 2015