Form 10-Q
period 2015-09-30
Galena Biopharma, Inc.
filed 2015-11-09
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33958
  _______________________________
Galena Biopharma, Inc.
(Exact name of registrant as specified in its charter)
  ________________________________

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
2000 Crow Canyon Place, Suite 380, San Ramon, CA 94583
(855) 855-4253
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

4640 SW Macadam Avenue, Suite 270, Portland, OR 97239
(Former address, if changed since last report)
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

As of October 31, 2015, Galena Biopharma, Inc. had outstanding 161,906,753 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.
FORM 10-Q - Quarterly Report
For the Three and Nine Months Ended September 30, 2015

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,812	$23,650
Restricted cash	401	200
Prepaid expenses and other current assets	1,174	1,237
Current assets held for sale, net	17,801	27,013
Total current assets	54,188	52,100
Equipment and furnishings, net	288	285
In-process research and development	12,864	12,864
GALE-401 rights	9,255	9,255
Goodwill	5,898	5,897
Deposits and other assets	176	87
Total assets	$82,669	$80,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,238	$1,886
Accrued expenses and other current liabilities	7,329	8,885
Fair value of warrants potentially settleable in cash	16,661	5,383
Current portion of long-term debt	4,166	3,910
Current liabilities held for sale	7,697	7,169
Total current liabilities	37,091	27,233
Deferred tax liability	5,053	5,053
Contingent purchase price consideration	6,582	6,651
Long-term debt, net of current portion	1,526	4,492
Total liabilities	50,252	43,429
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 275,000,000 shares authorized, 162,575,446 shares issued and 161,900,446 shares outstanding at September 30, 2015; 200,000,000 shares authorized, 130,146,341 shares issued and 129,471,341 shares outstanding at December 31, 2014	15	12
Additional paid-in capital	295,956	256,377
Accumulated deficit	(259,705)	(215,481)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	32,417	37,059
Total liabilities and stockholders’ equity	$82,669	$80,488

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$5,740	$7,025	$18,762	$21,463
General and administrative	2,895	3,542	7,869	12,744
Total operating expenses	8,635	10,567	26,631	34,207
Operating loss	(8,635)	(10,567)	(26,631)	(34,207)
Non-operating income (expense):
Change in fair value of warrants potentially settleable in cash	2,134	6,735	(981)	13,174
Interest income (expense), net	(158)	(297)	(607)	(925)
Other income (expense)	307	597	69	(59)
Total non-operating income (expense), net	2,283	7,035	(1,519)	12,190
Loss from continuing operations	(6,352)	(3,532)	(28,150)	(22,017)
Discontinued operations
Loss from discontinued operations, including $8,071 impairment charge from classification as held for sale for three and nine months ended September 30, 2015	(11,674)	(2,641)	(16,074)	(6,633)
Net loss	$(18,026)	$(6,173)	$(44,224)	$(28,650)

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.04)	$(0.03)	$(0.18)	$(0.19)
Basic and diluted net loss per share, discontinued operations	$(0.07)	$(0.02)	$(0.11)	$(0.06)
Basic net loss per share	$(0.11)	$(0.05)	$(0.29)	$(0.25)
Weighted-average common shares outstanding: basic and diluted	161,857,522	119,038,656	153,000,857	117,767,791
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2014	130,146,341	$12	$256,377	$(215,481)	$(3,849)	$37,059
Issuance of common stock	32,158,685	3	47,413	—	—	47,416
Common stock warrants issued in connection with March 2015 common stock offering	—	—	(10,296)	—	—	(10,296)
Issuance of common stock in connection with employee stock purchase plan	231,312	—	309	—	—	309
Stock-based compensation for directors and employees	—	—	2,122	—	—	2,122
Exercise of stock options	39,108	—	31	—	—	31
Net loss	—	—	—	(44,224)	—	(44,224)
Balance at September 30, 2015	162,575,446	$15	$295,956	$(259,705)	$(3,849)	$32,417

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Cash flows from continuing operating activities:
Net loss from continuing operations	$(28,150)	$(22,017)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	304	340
Non-cash stock-based compensation	1,334	3,878
Change in fair value of common stock warrants	982	(13,174)
Change in fair value of contingent consideration	(69)	59
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(26)	(348)
Accounts payable	(648)	54
Accrued expenses and other current liabilities	(1,556)	2,465
Net cash used in continuing operating activities	(27,829)	(28,743)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(16,074)	(6,633)
Impairment charge from classification of assets held for sale	8,071	—
Changes in operating assets and liabilities attributable to discontinued operations	2,956	3,241
Net cash used in discontinued operating activities	(5,047)	(3,392)
Net cash used in operating activities	(32,876)	(32,135)
Cash flows from investing activities:
Change in restricted cash	(201)	—
Cash paid for acquisition of GALE-401 rights	—	(2,315)
Cash paid for purchase of equipment and furnishings	(81)	(48)
Net cash used in continuing investing activities	(282)	(2,363)
Net cash used in discontinued investing activities	(534)	(3,056)
Net cash used in investing activities	(816)	(5,419)
Cash flows from financing activities:
Net proceeds from issuance of common stock	47,416	—
Net proceeds from exercise of stock options	31	4,342
Proceeds from exercise of warrants	—	10,717
Proceeds from common stock issued in connection with ESPP	309	263
Principle payments on long-term debt	(2,902)	(908)
Net cash provided by financing activities	44,854	14,414
Net increase (decrease) in cash and cash equivalents	11,162	(23,140)
Cash and cash equivalents at the beginning of period	23,650	47,787
Cash and cash equivalents at end of period	$34,812	$24,647

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$12	$13
Cash paid during the periods for interest	$437	$632
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$10,296	$27,026
Reclassification of warrant liabilities upon exercise	$—	$27,020
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company committed to the development and commercialization of targeted oncology therapeutics that address major unmet medical needs. Galena’s development portfolio is focused primarily on addressing the rapidly growing patient populations of cancer survivors by harnessing the power of the immune system to prevent cancer recurrence. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including novel cancer immunotherapy programs led by NeuVax™ (nelipepimut-S),GALE-301 and GALE-302. NeuVax is currently in a pivotal, Phase 3 clinical trial with several concurrent Phase 2 trials ongoing both as a single agent and in combination with other therapies. GALE-301 is in a Phase 2a clinical trial in ovarian and endometrial cancers in addition to GALE-302 in combination with GALE-301 in ovarian and breast cancers.
Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is currently based upon two key areas: preventing secondary recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow; and, transitioning earlier in the breast cancer treatment spectrum via primary prevention. Once a patient’s tumor becomes metastatic, the outcome is most often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have minimal residual disease. Minimal residual disease, or single cancer cells (occult cancer cells) or micrometastasis, are undetectable by current radiographic scanning technologies, but we know can result in disease recurrence.
Our therapies utilize an immunodominant peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation of the immune system and a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S), GALE-301, and GALE-302, targeting the prevention of recurrence in breast, gastric, ovarian and endometrial cancers.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead product candidate, is a cancer immunotherapy targeting human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS)-suggesting a dormancy of isolated micrometastases, which, over time, may lead to recurrence. After binding to specific HLA molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We have multiple trials currently ongoing for NeuVax. For our pivotal, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node- Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 30,000-40,000 of the 230,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of the population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs that led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease). In addition to our Phase 3 trial, we currently have two additional Phase 2 breast cancer trials ongoing with NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche) targeting the prevention of recurrence in expanded indications.
We also recently announced our intent to initiate a Phase 2 trial with NeuVax as a single agent in patients with ductal carcinoma in situ (DCIS) in collaboration with the National Cancer Institute (NCI), potentially transitioning NeuVax earlier in the treatment cycle towards primary prevention. The trial will have an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T cell) response in vaccinated patients. DCIS, is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct, and is the most common type of breast cancer. The abnormal cells have not spread outside the duct to other tissues in the breast. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2014 there were an estimated 51,933 diagnoses of DCIS.
We currently have a number of ongoing or planned clinical trials designed to expand the clinical and geographical footprint of NeuVax:

•
Phase 3 Ongoing: Our Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study targeted enrollment of 700 HER2 1+/2+ patients under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). The multinational, multicenter, randomized, double-blinded PRESENT trial is ongoing in North America, Western and Eastern Europe, and Israel. The trial is fully enrolled with 758 patients.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is enrolling HER2 1+/2+ node-positive and high-risk node-negative breast cancer patients who are HLA A2+, A3+, A24+ or A26+ to study NeuVax in combination with trastuzumab in the adjuvant setting. This trial is co-funded by Genentech/Roche (providing both trastuzumab and monetary support) and Galena (providing NeuVax and monetary support).

•
Phase 2 Ongoing: An investigator-sponsored trial is ongoing to study NeuVax in combination with trastuzumab. The study will enroll 100 node positive and negative HER2 IHC 3+ patients or HER2 gene-amplified breast cancer patients who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program with the Breakthrough Award given to the lead investigator for the trial.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

•
Phase 2 Planned: A clinical trial, entitled, VADIS: Phase 2 trial of the Nelipepimut-S Peptide VAccine in Women with DCIS of the Breast is planned to initiate by the end of 2015/early 2016. The Phase 2 trial will be a single-blind, double arm, randomized, controlled trial in pre- or post-menopausal patients with DCIS and are HLA-A2 positive. VADIS will be co-funded and run in collaboration with the National Cancer Institute (NCI).

•
Phase 2 Planned: A Phase 2 clinical trial in patients with gastric cancer is expected to initiate in 2016. The trial will be run in India by our partner, Dr. Reddy’s Laboratories, Ltd., as part of our NeuVax commercialization agreement in that region with Dr. Reddy’s.

GALE-301 and GALE-302

Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha, a well-validated therapeutic target, which is highly over-expressed (20-80 fold) in ovarian, endometrial and breast cancers. Both GALE-301 (E39) and GALE-302 (E39’) are immunogenic peptides that can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 consists of the FBP peptide E39 combined with GM-CSF, and is currently in a Phase 2a clinical trial for the prevention of recurrence in patients with ovarian and endometrial cancers. GALE-302 is an attenuated version of the E39 peptide and is currently in a Phase 1b randomized, single-center trial investigating a novel vaccination series using GALE-301 and GALE-302 to evaluate the immune response and monitor long-term immunity. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents and patients suffer a high recurrence rate; and, most patients relapse with an extremely poor prognosis. Although not powered for efficacy, promising preliminary results from the Phase 2a clinical trial of GALE-301 were presented in September 2015 at the European Cancer Congress and demonstrated statistically significant data with the estimate for disease free survival at two years at 85.7% (1000 mcg dose group) vs. 33.6% for the control group (p < .02), and that GALE-301 was well-tolerated with primarily Grade 1 and 2 toxicities and elicited a strong in vivo immune response.

According to the NCI Surveillance, Epidemiology, and End Results (SEER) Program, new cases of ovarian cancer occur at an annual rate of 12.1 per 100,000 women in the U.S., with an estimated 21,290 cases for 2015. Although ovarian cancer represents about 1.3% of all cancers, it represents about 2.4% of all cancer deaths, or an estimated 14,180 deaths in 2015.  Approximately 1.3% of women will be diagnosed with ovarian cancer at some point during their lifetime (2010 - 2012 data).  The prevalence of ovarian cancer in the U.S. is about 192,000 women, and the five-year survivorship for women with ovarian cancer is 45.6%. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease, with an estimated 75% of women presenting with advanced-stage (III or IV) disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While many patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse. Depending upon their level of residual disease, the risk for recurrence after completion of primary therapy ranges from 60% to 85%. Unfortunately for these women, once the disease recurs, treatment options are limited and the disease remains incurable.

According to the NCI SEER Program, new cases of endometrial cancer occur at an annual rate of 25.1 per 100,000 women in the U.S., with an estimated 54,870 cases for 2015. Although endometrial cancer represents about 3.3% of all cancers, it represents about 1.7% of all cancer deaths, or an estimated 10,170 deaths in 2015.  Approximately 2.8% of women will be diagnosed with endometrial cancer at some point during their lifetime (2010 - 2012 data).  The prevalence of endometrial cancer in the U.S. is about 620,000 women, and the five-year survivorship for women with endometrial cancer is 81.7%.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide following oral administration, appears to be well-tolerated at the doses administered, and to be capable of reducing platelet levels. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the ongoing Phase 2 proof-of-concept trial. The Phase 2, open label, single arm, proof-of-concept trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with MPNs. Phase 2 top-line safety and efficacy data was presented in June 2015 at the European Hematology Association 20th Congress, and we expect to present a more mature data set at the 57th American Society of Hematology Annual Meeting in December 2015. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401.

Strategic Review of Commercial Operations

During the quarter ended September 30, 2015, we completed a strategic review of the company’s commercial business including the ongoing sale, distribution and marketing of our two commercial products, Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film (our “commercial business” asset group). As a result of the review, we made a determination to sell or otherwise dispose of our commercial business.

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

Discontinued Operations - As described in Note 12, we met the relevant criteria for reporting our commercial business as held for sale and in discontinued operations in the accompanying unaudited interim financial statements as of the three and nine month periods ended September 30, 2015 and 2014, pursuant to FASB Topic 205-20, Presentation of Financial Statements - Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, as well as assets not considered to be indefinite-lived, and has determined that there has been no impairment to these assets as of September 30, 2015.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Assets Held for Sale - The company generally considers assets to be held for sale when (i) when the transaction has been approved by the board of directors or management vested with authority to approve the transaction, (ii) the assets are available for immediate sale in their present condition, (iii) the company has initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the transaction is probable, (v) the assets are being actively marketing for sale at a price that is reasonable in relation to the current fair value, and (vi) the transaction is expected to qualify for recognition as a completed sale, within one year. Following the classification of property and equipment for sale, the company discontinues depreciating the asset and writes down the asset to the lower of the carrying value or fair market value, if needed. As described in Note 12, actions taken by the company's management vested with the board of directors' authority caused the company to meet the relevant criteria for reporting the commercial operations as held for sale.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of September 30, 2015, we determined there were no variable interest entities required to be consolidated.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

There was no income tax expense or benefit for the three and nine months periods ended September 30, 2015 and 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents. The company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of September 30, 2015, the company’s cash equivalents were invested in money market mutual funds. The company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The company has not experienced any losses on its deposits of cash and cash equivalents. The company maintains significant cash and cash equivalents at two financial institutions that are in excess of federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss, with no other comprehensive income items for the periods presented.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Effect of Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The company adopted this guidance in the first quarter of 2015 and has applied it in the accompanying interim financial statements for presentation and disclosure of the commercial business as discontinued operations (see Note 12).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the company for the year ending December 31, 2017. The FASB delayed in the effective date of the accounting standards update to fiscal years and interim periods within those years beginning on or after December 15, 2017, which is pending approval. The company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The company is not early adopting ASU 2014-15. The company is currently evaluating the impact that the implementation of ASU 2014-15 will have on the company’s financial statements, and the actual impact will be dependent upon the company’s liquidity and the nature or significance of future events or conditions that exist upon adopting the updated standard.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The company does not expect that the adoption of ASU 2015-01 will have a material impact on its consolidated financial statements.

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

As discussed in Note 12, the Company met the relevant criteria for reporting the commercial operations as held for sale as of September 30, 2015, and as a result, assessed the commercial asset group for impairment pursuant to ASC Topic 360, Property, Plant, and Equipment. The net carrying value of the commercial asset group was compared to its fair value as of September 30, 2105. The Company determined that the fair value using a risk adjusted net present value of deal consideration received from bids from potential acquirers, which the Company concluded was a Level 3 input. The Company determined that the carrying value exceeded its fair value and as a result recorded an $8.1 million impairment charge on assets classified as held for sale in the quarterly period ended September 30, 2015.

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	September 30, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$32,618	$32,618	$—	$—
Assets held for sale	17,801	—	—	17,801
Total assets measured and recorded at fair value	$50,419	$32,618	$—	$17,801
Liabilities:
Warrants potentially settleable in cash	$16,661	$—	$16,661	$—
Contingent purchase price consideration	6,582	—	—	6,582
Total liabilities measured and recorded at fair value	$23,243	$—	$16,661	$6,582

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Description	December 31, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,477	$19,477	$—	$—
Total assets measured and recorded at fair value	$19,477	$19,477	$—	$—
Liabilities:
Warrants potentially settleable in cash	$5,383	$—	$5,383	$—
Contingent purchase price consideration	6,651	—	—	6,651
Total liabilities measured and recorded at fair value	$12,034	$—	$5,383	$6,651

The company did not transfer any financial instruments into or out of Level 3 classification during the three and nine months ended September 30, 2015 or 2014. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2015 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2015	$6,651
Change in the estimated fair value of the contingent purchase price consideration	(69)
Balance at September 30, 2015	$6,582

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Clinical trial costs	$5,179	$6,967
Compensation and related benefits	992	1,040
Professional fees	1,121	821
Interest expense	37	57
Accrued expenses and other current liabilities	$7,329	$8,885

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

5. Legal Proceedings, Commitments and Contingencies
Legal Proceedings

In re Galena Biopharma, Inc. Securities Litigation and In Re Galena Biopharma, Inc. Derivative Litigation

On August 4, 2015, plaintiffs in the voluntarily dismissed Delaware derivative action have filed a motion seeking to file under seal a derivative complaint in the District Court. That motion was granted and on August 31, 2015, that action was consolidated with In Re Galena Biopharma, Inc. Derivative Litigation.

On or about September 15, 2015, a federal securities lawsuit was filed in the U.S. District Court for the District of Oregon entitled, Riley v. Galena Biopharma, Inc., et al. The time to answer or otherwise plead has been extended by agreement of the parties.

We intend to vigorously defend against and seek resolution to the foregoing claims. As of September 30, 2015, we have not recorded any liabilities with respect to the claims in our consolidated financial statements. We believe that claims are covered under our liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. Subject to their reservation of rights, we are being reimbursed by our insurance carriers for significant portion of all legal fees relating to our defense of the claims. We have entered into certain undertaking agreements with our directors related to the litigation by which we have agreed to advance reasonable legal fees and costs for the litigation under certain conditions.

SEC Investigation

We are aware that the Securities and Exchange Commission (SEC) is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.

ANDA Litigation

On October 23, 2015, Orexo AB (“Orexo”) and Galena Biopharma, Inc. (the “Company”) entered into a settlement and license agreement with Actavis Laboratories FL, Inc. (“Actavis”) to resolve pending patent litigation brought by the Orexo against Actavis involving Abstral® (fentanyl) sublingual tablets. The pending patent litigation was filed by Orexo in the U.S. District Court for the District of New Jersey in response to Actavis’ submission of an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”), seeking marketing approval for a generic version of Abstral. As a result of the settlement and license agreement, Actavis will be permitted to enter the market with a generic or authorized generic version of Abstral in the United States June 2018 or earlier under certain circumstances. The Court has entered an order dismissing with prejudice the litigation against Actavis. Details of the settlement are confidential, and the parties have submited the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The expiration date for the latest expiring Abstral patent listed in the FDA’s Orange Book is September 2019.

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

At Market Issuance Sales Agreements - On May 24, 2013 the Company entered into At Market Issuance Sales Agreements (ATM) with MLV & Co. LLC and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. The ATM is available to the company until it is terminated by the Agents or the company. During the first quarter of 2015, we received $2.3 million in net proceeds from the sale of 1.4 million shares of our common stock through the ATM. There were no sales of our common stock under the ATM during the three months ended September 30, 2015 or during the three and nine months ended September 30, 2014.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of September 30, 2015
Warrants outstanding	22,308
Stock options outstanding	11,188
Options reserved for future issuance under the Company’s 2007 Incentive Plan	10,251
Shares reserved for future issuance under the Employee Stock Purchase Plan	528
Total reserved for future issuance	44,275

7. Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2015 (in thousands):

	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2015	—	3,973	3,031	615	176	25	720	8,540
Issued	14,006	—	—	—	—	—	—	14,006
Expired	—	—	—	—	—	—	(238)	(238)
Outstanding, September 30, 2015	14,006	3,973	3,031	615	176	25	482	22,308
Expiration	March 2020	September 2018	December 2017	April 2017	March 2016	March 2016	Varies 2014-2020

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

	As of September 30, 2015
	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants
Strike price	$2.08	$2.50	$1.83	$0.65	$0.65	$2.02
Expected term (years)	4.47	2.97	2.23	1.56	0.43	0.49
Volatility %	74.99%	76.85%	75.45%	69.48%	72.42%	68.33%
Risk-free rate %	1.25%	0.91%	0.70%	0.50%	0.06%	0.08%

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
The changes in fair value of the warrant liability for the nine months ended September 30, 2015 were as follows (in thousands):

	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants	Total
Warrant liability, January 1, 2015	$—	$2,560	$2,027	$625	$163	$8	$5,383
Fair value of warrants issued	10,296	—	—	—	—	—	10,296
Change in fair value of warrants	1,313	(157)	(162)	(10)	2	(4)	982
Warrant liability, September 30, 2015	$11,609	$2,403	$1,865	$615	$165	$4	$16,661

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

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$83	$92	$253	$438
General and administrative	492	990	1,081	3,440
Total stock-based compensation from continuing operations	$575	$1,082	$1,334	$3,878
Stock based compensation from discontinued operations	$275	$217	$788	$557

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk free interest rate	—%	2.02%	1.50%	2.02%
Volatility	—%	79.10%	74.20%	79.47%
Expected lives (years)	0.00	6.12	6.09	6.15
Expected dividend yield	—%	—%	—%	—%

The weighted-average fair value of options granted during the nine months ended September 30, 2015 was $1.14 per share. There were no stock options granted during the three months ended September 30, 2015.

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

As of September 30, 2015, there was $4,815,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the company’s operating expenses over a weighted-average period of 2.34 years.

As of September 30, 2015, an aggregate of 26,500,000 shares of common stock were reserved for issuance under the company’s 2007 Incentive Plan, including 11,188,000 shares subject to outstanding common stock options granted under the plan and 10,251,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2015	8,590	$3.25
Granted	3,682	1.73
Exercised	(39)	0.79	$37
Cancelled	(1,045)	2.44	$21
Outstanding at September 30, 2015	11,188	$2.83	$690
Options exercisable at September 30, 2015	6,622	$3.32	$618

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2015 were calculated based on the closing price of the company’s common stock as reported on The NASDAQ Capital Market on September 30, 2015 of $1.58 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

9. Other Income (Expense)

Other income (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Change in fair value of the contingent purchase price liability	$307	$597	$69	$(59)
Total other income (expense)	$307	$597	$69	$(59)

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2015	2014
Warrants to purchase common stock	22,308	8,540
Options to purchase common stock	11,188	8,994
Total	33,496	17,534

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

Effective April 30, 2009, we entered into a license agreement with Kwangdong Pharmaceutical Co, Ltd (Kwangdong). Under the agreement, we granted Kwangdong exclusive rights to seek marketing approval in The Republic of Korea (South Korea) for our NeuVax product candidate for the treatment of breast cancer following its approval by the FDA or the European Medicines Agency, and to market, sell and distribute NeuVax in South Korea assuming such approval is obtained.

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

Effective January 14, 2014, we entered into a strategic development and commercialization partnership with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), under which we licensed commercial rights in India to Dr. Reddy’s for NeuVax in breast and gastric cancers. Under the agreement, Dr. Reddy’s will lead the Phase 2 development of NeuVax in India in gastric cancer, significantly expanding the potential patient population addressable with NeuVax.
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

12. Discontinued Operations, Assets Held for Sale

As part of the company's strategic objective to focus its resources on its development pipeline, our management and board of directors have decided and committed to pursue a plan to sell or otherwise divest the company’s commercial business. A brief summary of each product in our commercial business is provided below.

Abstral® (fentanyl) Sublingual Tablets, is a treatment option for inadequately controlled breakthrough cancer pain (BTcP), which is estimated to affect more than 50% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a sublingual tablet that is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program.

Zuplenz® (ondansetron) Oral Soluble Film, is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also approved in pediatric patients treated with moderately emetogenic CINV. Nausea and vomiting are two of the most common side-effects experienced by post-surgery patients and patients receiving chemotherapy or radiation. Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than 30 seconds, therefore eliminating the burden of swallowing pills during periods of emesis. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The company met the relevant criteria for reporting the commercial business as held for sale and in discontinued operations in the accompanying unaudited interim financial statements as of and for the three and nine month periods ended September 30, 2015, and 2014, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. The company has assessed the commercial business net asset group for impairment pursuant to FASB Topic 360, as discussed in Note 2, determining that the carrying value exceed the fair value of the assets, therefore has recorded a $8.1 million impairment charge as of September 30, 2015.

The company entered into an agreement with a third party firm to assist the company with the divestiture of its commercial operations including identifying potential acquirers. Pursuant to the terms of the agreement, in the event the company successfully completes a divestiture through the sale of its commercial operations to a third-party, the company is obligated to pay a success fee to the third party firm in an amount up to $900,000 of cash consideration received, 5% of realized future revenue and payment streams, as well as reimbursement for reasonable out-of-pocket expenses.

The company has also entered into compensatory arrangements related to the divestiture of our commercial business with certain members of commercial management. Under the terms of these arrangements, if the company meets certain sales and margin numbers in the fourth quarter of 2015 and successfully completes a divestiture through sale of its commercial operations to a third-party, the company may pay a retention fee to the three employees in a combined total amount equal to the lesser of $400,000 or 3% of cash consideration received as upfront payment in the transaction, with payment to each employee portion conditioned on his or her continued employment through the closing date of such a divestiture of one or both products and satisfaction of other terms. These employees may also receive severance payments equal to one month’s salary for between four and seven months in event the divestiture does not result in continued employment with the acquirer.

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the commercial operations to assets held for sale, net in the balance sheets (in thousands):

	September 30, 2015	December 31, 2014
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable	$1,238	$1,535
Inventories	1,318	655
Prepaid expenses and other current assets	1,064	1,747
Equipment and furnishings, net	241	270
Abstral rights, net	13,738	14,533
Zuplenz rights	8,101	8,101
Goodwill	172	172
Impairment charge from classification as assets held for sale	(8,071)	—
Total current assets held for sale	17,801	27,013

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$1,359	$385
Accrued expenses and other current liabilities	6,338	6,784
Total current liabilities held for sale	$7,697	$7,169

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table represents the components attributable to the commercial operations that are presented in the consolidated statement of comprehensive loss as discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$2,166	$1,620	$8,298	$6,124
Cost of revenue	(712)	(247)	(1,573)	(925)
Amortization of certain acquired intangible assets	(208)	(70)	(795)	(259)
Research and development	(160)	(219)	(339)	(619)
Selling, general, and administrative	(4,672)	(3,725)	(13,577)	(10,954)
Non-operating income (expense)	(17)	—	(17)	—
Impairment charge from classification as assets held for sale	(8,071)	—	(8,071)	—
Loss from discontinued operations	$(11,674)	$(2,641)	$(16,074)	$(6,633)

The following table presents significant operating non-cash items and capital expenditures related to discontinued operations (in thousands):

	September 30, 2015	September 30, 2014
Impairment of assets held for sale	$8,071	$—
Depreciation and amortization	$858	$319
Stock-based compensation	$788	$557
Purchases of property and equipment	$(34)	$—
Cash paid for acquisition of Zuplenz rights	$(500)	$(3,056)

13. Subsequent Events

The company evaluated all events or transactions that occurred after September 30, 2015 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the company did not have any material recognizable or unrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, LLC, or "Mills."

This management’s discussion and analysis of financial condition as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 5, 2015.

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

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company committed to the development and commercialization of targeted oncology therapeutics that address major unmet medical needs. Galena’s development portfolio is focused primarily on addressing the rapidly growing patient populations of cancer survivors by harnessing the power of the immune system to prevent cancer recurrence. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including novel cancer immunotherapy programs led by NeuVax™ (nelipepimut-S), GALE-301 and GALE-302.  NeuVax is currently in a pivotal, Phase 3 clinical trial with several concurrent Phase 2 trials ongoing both as a single agent and in combination with other therapies. GALE-301 is in a Phase 2a clinical trial in ovarian and endometrial cancers in addition to GALE-302 in combination with GALE-301 in ovarian and breast cancers.
We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop novel cancer immunotherapies to address unmet medical needs through the use of peptide-based vaccines targeting well-established tumor antigens. One of our key strategies is to target the adjuvant, minimum residual disease setting, in high risk patients who are more likely to benefit from treatment via immunotherapy. Our immunotherapy programs are currently targeting two key areas: secondary prevention to seek to significantly decrease the risk of disease recurrence in breast cancer, gastric cancer, endometrial and ovarian cancers; and moving towards primary prevention in breast cancer.

•
Expand our development pipeline by enhancing the clinical and geographic footprint of our technologies. We can accomplish this through the initiation of new clinical trials as well as through acquisition of additional development stage products in oncology indications.

•
Leverage valuable partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical opportunities in a cost effective and efficient manner.

•
Maximize the value of our commercial assets through divestiture. During the quarter ended September 30, 2015, we completed a strategic review of our commercial business and operations, and as a result of that review have decided to sell or otherwise divest our commercial business. We believe this disposition will allow us to focus our resources on our valuable and expanding clinical development programs and maximize the value of these assets to our shareholders.

The chart below summarizes the current status of our clinical development pipeline:

Product	Therapeutic Area	Phase 1	Phase 2	Phase 3	BLA / NDA
Immunotherapy: Breast Cancer					
NeuVax™	Node-positive HER2 IHC 1+/2+			*PRESENT*	
NeuVax™ + Herceptin®	Node-positive or node negative/triple negative HER2 IHC 1+/2+				
NeuVax™ + Herceptin®	High risk, node-positive or negative, HER2 IHC 3+				
NeuVax™	Ductal Carcinoma in Situ (DCIS)		*VADIS*		
Immunotherapy: Gastric Cancer					
NeuVax™	Gastric, HER2 IHC 1+/2+/3+				
Immunotherapy: Gynecological Cancer					
GALE-301	Ovarian & Endometrial				
GALE-301 + GALE-302	Ovarian & Breast				
Hematology					
GALE-401 (Anagrelide CR)	MPN-related thrombocytosis				

Ongoing   Planned

Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is currently based upon two key areas: preventing secondary recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow; and, transitioning earlier in the breast cancer treatment spectrum via primary prevention. Once a patient’s tumor becomes metastatic, the outcome is most often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have minimal residual disease. Minimal residual disease, or single cancer cells (occult cancer cells) or micrometastasis, are undetectable by current radiographic scanning technologies, but we know can result in disease recurrence.
Our therapies utilize an immunodominant peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation of the immune system and a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S), GALE-301, and GALE-302, targeting the prevention of recurrence in breast, gastric, ovarian and endometrial cancers.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead product candidate, is a cancer immunotherapy targeting human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS)-suggesting a dormancy of isolated micrometastases, which, over time, may lead to recurrence. After binding to specific HLA molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs). These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.
Breast Cancer: According to the National Cancer Institute, over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the U.S., metastatic breast cancer remains incurable. Approximately 75% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients-those with HER2 immunohistochemistry (IHC) 3+ disease, or IHC 2+ and fluorescence in situ hybridization (FISH) positive-have a HER2 directed, approved treatment option available. This leaves the majority of breast cancer patients with low-to-intermediate HER2 IHC 1+/2+ ineligible for therapy and without an effective targeted treatment option to prevent cancer recurrence.
We have multiple trials currently ongoing for NeuVax. For our pivotal, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node- Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 30,000-40,000 of the 230,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and HLA A2/A3 (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of the population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs that led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease). In addition to our Phase 3 trial, we currently have two additional Phase 2 breast cancer trials ongoing with NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche) targeting the prevention of recurrence in expanded indications.
We also recently announced our intent to initiate a Phase 2 trial with NeuVax as a single agent in patients with ductal carcinoma in situ (DCIS) in collaboration with the National Cancer Institute (NCI), potentially transitioning NeuVax earlier in the treatment cycle towards primary prevention. The trial will have an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T cell) response in vaccinated patients. DCIS, is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct, and is the most common type of breast cancer. The abnormal cells have not spread outside the duct to other tissues in the breast. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2014 there were an estimated 51,933 diagnoses of DCIS.

We currently have a number of ongoing or planned clinical trials designed to expand the clinical and geographical footprint of NeuVax:

•
Phase 3 Ongoing: Our Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study targeted enrollment of 700 HER2 1+/2+ patients under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). The multinational, multicenter, randomized, double-blinded PRESENT trial is ongoing in North America, Western and Eastern Europe, and Israel. The trial is fully enrolled with 758 patients.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is enrolling HER2 1+/2+ node-positive and high-risk node-negative breast cancer patients who are HLA A2+, A3+, A24+ or A26+ to study NeuVax in combination with trastuzumab in the adjuvant setting. This trial is co-funded by Genentech/Roche (providing both trastuzumab and monetary support) and Galena (providing NeuVax and monetary support).

•
Phase 2 Ongoing: An investigator-sponsored trial is ongoing to study NeuVax in combination with trastuzumab. The study will enroll 100 node positive and negative HER2 IHC 3+ patients or HER2 gene-amplified breast cancer patients who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program with the Breakthrough Award given to the lead investigator for the trial.

•
Phase 2 Planned: A clinical trial, entitled, VADIS: Phase 2 trial of the Nelipepimut-S Peptide VAccine in Women with DCIS of the Breast is planned to initiate by the end of 2015/early 2016. The Phase 2 trial will be a single-blind, double arm, randomized, controlled trial in pre- or post-menopausal patients with DCIS and are HLA-A2 positive. VADIS will be co-funded and run in collaboration with the National Cancer Institute (NCI).

•
Phase 2 Planned: A Phase 2 clinical trial in patients with gastric cancer is expected to initiate in 2016. The trial will be run in India by our partner, Dr. Reddy’s Laboratories, Ltd., as part of our NeuVax commercialization agreement in that region with Dr. Reddy’s.

Gastric Cancer: Gastric cancer (also known as stomach cancer) is a disease in which the cells forming the inner lining of the stomach become abnormal and start to divide uncontrollably, forming a cancerous tumor mass. Cancer can develop in any of the five sections of the stomach. Symptoms and outcomes of the disease will vary depending on the location of the cancer. Stomach cancer is one of the leading causes of cancer deaths in several areas of the world, most notably Republic of Korea and other Asian countries. Annually, almost one million people will be diagnosed worldwide with stomach cancer and over 700,000 will die from the disease. More than 90% of stomach cancers are caused by adenocarcinomas, malignant cancers that originate in glandular tissues. Overexpression of the HER2 receptor occurs in approximately 20% of gastric and gastro-esophageal junction adenocarcinomas, predominantly those of the intestinal type. Overall, without regard to the stage of cancer, only approximately 28% of patients with stomach cancer live at least five years following diagnosis and new adjuvant treatments are needed to prevent disease recurrence

GALE-301 and GALE-302

Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha, a well-validated therapeutic target, which is highly over-expressed (20-80 fold) in ovarian, endometrial and breast cancers. Both GALE-301 (E39) and GALE-302 (E39’) are immunogenic peptides that can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 consists of the FBP peptide E39 combined with GM-CSF, and is currently in a Phase 2a clinical trial for the prevention of recurrence in patients with ovarian and endometrial cancers. GALE-302 is an attenuated version of the E39 peptide and is currently in a Phase 1b randomized, single-center trial investigating a novel vaccination series using GALE-301 and GALE-302 to evaluate the immune response and monitor long-term immunity. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents and patients suffer a high recurrence rate; and, most patients relapse with an extremely poor prognosis. Although not powered for efficacy, promising preliminary results from the Phase 2a clinical trial of GALE-301 were presented in September 2015 at the European Cancer Congress and demonstrated statistically significant data with the estimate for disease free survival at two years at 85.7% (1000 mcg dose group) vs. 33.6% for the control group (p < .02), and that GALE-301 was well-tolerated with primarily Grade 1 and 2 toxicities and elicited a strong in vivo immune response.

Ovarian and Endometrial Cancer: According to the NCI Surveillance, Epidemiology, and End Results (SEER) Program, new cases of ovarian cancer occur at an annual rate of 12.1 per 100,000 women in the U.S., with an estimated 21,290 cases for 2015. Although ovarian cancer represents about 1.3% of all cancers, it represents about 2.4% of all cancer deaths, or an estimated 14,180 deaths in 2015.  Approximately 1.3% of women will be diagnosed with ovarian cancer at some point during their lifetime (2010 - 2012 data).  The prevalence of ovarian cancer in the U.S. is about 192,000 women, and the five-year survivorship for women with ovarian cancer is 45.6%. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease, with an estimated 75% of women presenting with advanced-stage (III or IV) disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While many patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse. Depending upon their level of residual disease, the risk for recurrence after completion of primary therapy ranges from 60% to 85%. Unfortunately for these women, once the disease recurs, treatment options are limited and the disease remains incurable.

According to the NCI SEER Program, new cases of endometrial cancer occur at an annual rate of 25.1 per 100,000 women in the U.S., with an estimated 54,870 cases for 2015. Although endometrial cancer represents about 3.3% of all cancers, it represents about 1.7% of all cancer deaths, or an estimated 10,170 deaths in 2015.  Approximately 2.8% of women will be diagnosed with endometrial cancer at some point during their lifetime (2010 - 2012 data).  The prevalence of endometrial cancer in the U.S. is about 620,000 women, and the five-year survivorship for women with endometrial cancer is 81.7%.

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

Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide following oral administration, appears to be well-tolerated at the doses administered, and to be capable of reducing platelet levels. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the ongoing Phase 2 proof-of-concept trial. The Phase 2, open label, single arm, proof-of-concept trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with MPNs. Phase 2 top-line safety and efficacy data was presented in June 2015 at the European Hematology Association 20th Congress, and we expect to present a more mature data set at the 57th American Society of Hematology Annual Meeting in December 2015. Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401.

Myeloproliferative neoplasms: MPNs are a closely related group of hematological malignancies in which the bone marrow cells that produce the body’s blood cells develop and function abnormally. The main MPNs are Polycythemia Vera (PV), Essential Thrombocythemia (ET), Primary Myelofibrosis (PMF), and Chronic Myelogenous Leukemia (CML), all of which are associated with high platelet counts. The MPNs are progressive blood cancers that can strike anyone at any age, and for which there is no known cure.

Strategic Review of Commercial Operations

During the quarter ended September 30, 2015, we completed a strategic review of the company’s commercial business including the ongoing sale, distribution and marketing of our two commercial products, Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film (our “commercial business” asset group). As a result of the review, we made a determination to sell or otherwise dispose of our commercial business.

Abstral® (fentanyl) Sublingual Tablets

Abstral® (fentanyl) Sublingual Tablets, is a treatment option for inadequately controlled breakthrough cancer pain (BTcP), which is estimated to affect more than 50% of all cancer patients. Abstral is approved by the FDA, and is a sublingual (under the tongue) tablet for the management of breakthrough pain in patients with cancer, 18 years of age and older, who are already receiving, and who are tolerant to, opioid therapy for their persistent baseline cancer pain. The Abstral formulation delivers the analgesic power and increased bioavailability of micronized fentanyl in a sublingual tablet that is designed to dissolve under the tongue in seconds and provide relief of breakthrough pain within minutes. Abstral is a transmucosal immediate release fentanyl (TIRF) product with product class oversight by the TIRF Risk Evaluation and Mitigation Strategy (REMS) access program.
Zuplenz® (ondansetron) Oral Soluble Film

Zuplenz® (ondansetron) Oral Soluble Film, is approved by the FDA in adult patients for the prevention of highly and moderately emetogenic chemotherapy-induced nausea and vomiting (CINV), radiotherapy-induced nausea and vomiting (RINV), and post-operative nausea and vomiting (PONV). Zuplenz is also approved in pediatric patients treated with moderately emetogenic CINV. Nausea and vomiting are two of the most common side-effects experienced by post-surgery patients and patients receiving chemotherapy or radiation. Zuplenz utilizes MonoSol’s proprietary PharmFilm® technology, an oral soluble film that dissolves on the tongue in less than 30 seconds, therefore eliminating the burden of swallowing pills during periods of emesis. The active pharmaceutical ingredient in Zuplenz, ondansetron, belongs to a class of medications called serotonin 5-HT3 receptor antagonists and works by blocking the action of serotonin, a natural substance that may cause nausea and vomiting.

Recent Operational Developments (in reverse chronological order)

GALE-302 Immunological Data Optimizing GALE-301 Presented - We presented preliminary immunologic data for our GALE-301 and GALE-302 Phase 1b clinical trial at the Society for Immunotherapy of Cancer (SITC) 30th Anniversary Annual Meeting.
On November 7, 2015 we presented the poster, entitled, "Preliminary report of a clinical trial supporting the sequential use of an attenuated E39 peptide (E39’) to optimize the immunologic response to the FBP (E39+GM-CSF) vaccine," that compared three primary vaccine series (PVS) sequences of GALE-301 (E39) and GALE-302 (E39’) in ovarian and breast cancer patients to optimize the ex vivo immune responses, local reactions (LR), and delayed type hypersensitivity (DTH) reactions. The data demonstrated that the in vivo immune response is enhanced with the use of the attenuated E39’ (GALE-302) after E39 (GALE-301). The optimal vaccination sequence utilizing three inoculations of GALE-301 followed by three inoculations of GALE-302 produced the most prominent and statistically significant LR and DTH responses.

Patent Infringement Litigation - We have settled the patent infringement litigation involving Abstral.

On October 23, 2015, we, Orexo AB and Actavis Laboratories Fl, Inc. (“Actavis”) entered into a settlement and license agreement, which will permit Actavis to enter the market with a generic or authorized generic version of Abstral in June 2018 or earlier under certain circumstances. The litigation, Orexo AB v. Actavis Laboratories FL, Inc., CA No. 3:15-cv-00826, has been dismissed with prejudice by the United States District Court for the District of New Jersey and the agreement has been filed with the Federal Trade Commission and the Department of Justice under applicable law.

Strategic Review of Commercial Operations - We conducted a strategic review of our commercial operations and decided to divest our commercial assets and discontinue our commercial operations.

During the quarter ended September 30, 2015, we completed a strategic review of the commercial assets and operations and have decided to focus our resources on our pipeline of product development candidates. As a result, we have decided to sell or otherwise dispose of our marketed products, Abstral and Zuplenz, and discontinue our commercial operations.

Collaboration with the National Cancer Institute on NeuVax - We announced a Phase 2 clinical trial with NeuVax in Ductal Carcinoma in Situ Patients.
On September 30, 2015, we announced a collaboration with the National Cancer Institute (NCI) to initiate a Phase 2 clinical trial with NeuVax in patients diagnosed with Ductal Carcinoma in Situ (DCIS). The trial will be entitled VADIS: Phase 2 trial of the Nelipepimut-S Peptide Vaccine in Women with DCIS of the Breast. The University of Texas M.D. Anderson Cancer Center (MDACC) Cancer Prevention Agent Development Program, Early Phase Clinical Research Consortium Organization will be the lead clinical trial site for this multi-center trial. The Consortium is funded through the Division of Cancer Prevention at NCI, which will provide financial and administrative support for the trial. We will provide NeuVax, as well as additional financial and administrative support. The single-blind, double arm, randomized, controlled trial is expected to initiate in the fourth quarter of 2015/first quarter of 2016.
GALE-301 Phase 2a Clinical Trial Data Presented - We announced positive data for our GALE-301 Phase 2a clinical trial.
On September 28, 2015 we announced the poster presentation of positive data from the GALE-301 Phase 2a portion of the Phase 1/2a clinical trial at the European Cancer Congress 2015, providing updated data for all ovarian and endometrial cancer patients who have received at least twelve months of treatment on the study. The poster was entitled, entitled, Preliminary results of the phase I/IIa dose finding trial of a folate binding protein vaccine GALE-301 (E39) + GM-CSF in ovarian and endometrial cancer patients to prevent recurrence, and as presented, the clinical recurrence rate based on all treatment cohorts was 41% in the Vaccine Group (VG) (n=29) versus 55% in the Control Group (CG) (n=22), p=0.41. However, in the 1000 mcg VG cohort (n=15), there have only been two clinical recurrences (13.3% versus 55% CG, p=0.02), and the two-year Disease Free Survival (DFS)

estimate is 85.7% (1000 mcg patients) versus 33.6% (CG), p < 0.02, as compared by Kaplan-Meir and Log rank tests. Safety, immunologic, and clinical recurrence data are continuing to be collected.
IDMC Recommends Reduction in Cardiac Monitoring in the PRESENT Trial - We announced that the Independent Data Monitoring Committee (IDMC) for the NeuVax Phase 3 clinical trial recommended to the Company that it can reduce the cardiac toxicity monitoring for patients in our PRESENT study.
On August 24, 2015 we announced that the Independent Data Monitoring Committee (IDMC) for the NeuVax Phase 3 clinical trial recommended to the Company that we can reduce the cardiac toxicity monitoring for patients in our PRESENT study. Following its most recent meeting in June 2015, the IDMC recommended routine cardiac monitoring could be reduced in the PRESENT trial and that such a reduction is justified and consistent with the pre-specified Cardiac Toxicity Monitoring Stopping Rules defined in the study protocol. The IDMC concluded that cardiac toxicity monitoring by echocardiogram (ECHO) or multiple-gated acquisition (MUGA) scans could be reduced. The IDMC had no other suggestions and recommended the trial continue as planned.
GALE 401 Phase 2 Clinical Trial Data Presented - We presented data from our Phase 2 clinical trial of GALE-401 at the European Hematology Association 20th Congress
On June 15, 2015, we announced our poster presentation entitled Phase 2 Study of a Novel Controlled-Release Formulation of Anagrelide (GALE-401) in Subjects with Myeloproliferative Neoplasm (MPN)-Related Thrombocytosis, which was presented on June 13, 2015. The Phase 2 study demonstrated that GALE-401 was well tolerated with primarily Grade 1 and 2 toxicities in 16 of the 18 subjects enrolled. The efficacy shown in the trial compares favorably to historical anagrelide immediate release (IR) response rates with the following platelet response: overall response rate (ORR) of 78% (14/18); complete response (CR) of 39% (7/18); partial response (PR) of 39% (7/18). The median time to response was 5 weeks (range, 3-10), and the median duration of response has not yet been reached.
Published Abstracts related to GALE-301 and Leica Biosystem’s Companion Diagnostic - We presented two abstract publications at the American Society of Clinical Oncology (ASCO) 2015 Annual Meeting.
On May 27, 2015, we announced two abstract publications at the ASCO 2015 Annual Meeting related to our cancer immunotherapy programs:
We presented data related to GALE-301 in abstract #e14031, entitled, Preliminary Results of the Phase I/IIa Dose Finding Trial of a Folate Binding Protein Vaccine (E39+GM-CSF) in Ovarian and Endometrial Cancer Patients to Prevent Recurrence. The more mature data set from this trial was presented in September 2015 as mentioned above.
We presented data related to our NeuVax Phase 3 PRESENT trial companion diagnostic in abstract #e11609, entitled, Analytical Validation of BOND Oracle HER2 IHC System for Identifying Low to Intermediate HER2 Expressing Breast Cancer in NeuVax PRESENT Phase 3 Clinical Trial. This data demonstrated a direct correlation between cell line receptor load, quantitative measure of HER2 protein, and IHC score. The ability to discriminate HER2 protein expression at the low and intermediate levels in breast cancer tumors will identify patients for new treatments in development such as NeuVax. Specifically, the validation of the Bond Oracle HER2 IHC System to distinguish lower levels of HER2+ expressions supports its use as a companion diagnostic.
NeuVax Phase 3 PRESENT Over-Enrollment Completed - We announced the completion of enrollment in our NeuVax Phase 3 PRESENT clinical trial.
On April 14, 2015, we announced the completion of enrollment in the NeuVax™ Phase 3 PRESENT clinical trial. As anticipated, we over-enrolled the trial by 7.7% with a total of 758 patients now in the intent-to-treat (ITT) population. The PRESENT protocol called for 700 patients; and we expect this higher number of ITT patients will increase the confidence in both the timing and quality of the statistics and the final outcome of the trial. The primary endpoint is currently expected to be reached in 2018, after a total of 141 events (recurrence or death) occur, or the last patient dosed reaches her 36th month of treatment, whichever comes later.

Expanded Patient Population in NeuVax Combination Trial - We announced the expansion of the patient population in the NeuVax and trastuzumab combination trial in HER2 1+/2+ patients to include HLA A24+ or HLA-A26+ patients.
On March 26, 2015, we announce that women with the human leukocyte antigen (HLA) - A24+ or HLA-A26+ allele are now eligible for enrollment into the ongoing Phase 2b clinical trial with NeuVax in combination with trastuzumab. The trial evaluates node positive and triple negative, node negative breast cancer patients with immunohistochemistry (IHC) HER2 1+/2+ expressing tumors who are disease-free after standard of care therapy.
Enrolled 700th Patient in NeuVax Phase 3 PRESENT Clinical Trial -We announced enrollment of the 700th patient in our Phase 3 PRESENT clinical trial.
On February 9, 2015, we announced the enrollment in the NeuVax Phase 3 PRESENT clinical trial of the 700th patient, which is the patient enrollment target as defined by the PRESENT Phase 3 clinical trial protocol.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Our net loss for the three months ended September 30, 2015 increased approximately $11.9 million, primarily attributable to a $8.1 million impairment charge from classification of our commercial asset group as held for sale for the three months ended September 30, 2015 and a $6.7 million non-cash gain on our warrant liability for the three months ended September 30, 2014, compared to a $2.1 million non-cash gain on our warrant liability for the three months ended September 30, 2015. This was partially offset by a $1.9 million reduction in operating loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

(dollars in thousands)	Three Months Ended September 30,
	2015	2014	% Change
Operating loss	$(8,635)	$(10,567)	18%
Non-operating income (expense)	2,283	7,035	(68)%
Loss from discontinued operations	(11,674)	(2,641)	(342)%
Net loss	$(18,026)	$(6,173)	(192)%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.04)	$(0.03)	(33)%
Basic and diluted net loss per share, discontinued operations	$(0.07)	$(0.02)	(250)%
Basic net loss per share	$(0.11)	$(0.05)	(120)%

Or net loss for the nine months ended September 30, 2015 increased approximately $15.6 million, primarily attributable to a $8.1 million impairment charge from classification of our commercial asset group as held for sale for the three months ended September 30, 2015 and a $13.2 million non-cash gain on our warrant liability for the nine months ended September 30, 2014, compared to a $1.0 million non-cash loss on our warrant liability for the nine months ended September 30, 2015. This was partially offset by a $7.6 million reduction in operating loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014	% Change
Operating loss	$(26,631)	$(34,207)	22%
Non-operating income (expense)	(1,519)	12,190	(112)%
Loss from discontinued operations	(16,074)	(6,633)	(142)%
Net loss	$(44,224)	$(28,650)	(54)%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.18)	$(0.19)	5%
Basic and diluted net loss per share, discontinued operations	$(0.11)	$(0.06)	(83)%
Basic net loss per share	$(0.29)	$(0.25)	(16)%

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the three and nine months ended September 30, 2015 and 2014, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Research and development expense	$5,740	$7,025	(18)%	$18,762	$21,463	(13)%

The decreases of 18% and 13% for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 in research and development expense was primarily related to the completion of our enrollment efforts for the Phase 3 PRESENT clinical trial in the second quarter of 2015. We expect research and development expense related to our PRESENT trial to decrease throughout 2015 as we transition to the monitoring and follow-up phase. The expected decrease in costs could be partially offset by the increase in research and development expense related to enrollment efforts in our NeuVax combination clinical trials, ongoing trial costs related to our GALE-301 Phase 2 clinical trial, and completion of our Phase 2 clinical trial of the GALE-401 program.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. General and administrative expense for the three and nine months ended September 30, 2015 and 2014, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
General and administrative expense	$2,895	$3,542	(18)%	$7,869	$12,744	(38)%

The 18% and 38% decreases in selling, general, and administrative expense for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, was driven by the $0.7 million and $3 million incurred in legal expenses during the three and nine months ended September 30, 2014, respectively, related to the ongoing litigation and proceedings described in Part II, Item 1 of this report. During the third quarter of 2014 we exceeded the retention (deductible) under our insurance policy and have been realizing significant insurance recoveries against the fees associated with the litigation and proceedings referenced above.

Non-Operating Income

Non-operating income for the three and nine months ended September 30, 2015 and 2014, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Change in fair value of warrants potentially settleable in cash	$2,134	$6,735	(68)%	$(981)	$13,174	(107)%
Interest income (expense), net	(158)	(297)	(47)%	(607)	(925)	(34)%
Other income (expense)	307	597	(49)%	69	(59)	(217)%
Total non-operating income (expense), net	$2,283	$7,035	(68)%	$(1,519)	$12,190	(112)%

The decrease in our non-operating income (increase in our net non-operating expense) during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to a increase in the change in fair value of warrants accounted for as liabilities. This increase in the estimated fair value of our warrant liabilities was primarily due to the increase in our common stock price, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities.

Income Taxes

For the three and nine months ended September 30, 2015 and 2014, there was no income tax benefit or expense recognized.

Discontinued Operations

During the quarter ended September 30, 2015, we conducted a strategic review of our commercial business and operations, and as a result of that review have decided to sell or otherwise divest our commercial business. We believe this disposition will allow us to focus our resources on our valuable and expanding clinical development programs and maximize the value of these assets to our shareholders.

The following table represents the components attributable to the commercial operations that are presented in the consolidated statement of operations as discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$2,166	$1,620	$8,298	$6,124
Cost of revenue	(712)	(247)	(1,573)	(925)
Amortization of certain acquired intangible assets	(208)	(70)	(795)	(259)
Research and development	(160)	(219)	(339)	(619)
Selling, general, and administrative	(4,672)	(3,725)	(13,577)	(10,954)
Non-operating income (loss)	(17)	—	(17)	—
Impairment charge from classification of assets held for sale	(8,071)	—	(8,071)	—
Loss from discontinued operations	$(11,674)	$(2,641)	$(16,074)	$(6,633)

Discontinued operations comprise net revenue, cost of revenue, and expenses attributable to our commercial operations, which we plan to divest.

•Net Revenue included in discontinued operations comprises revenue from the sale of Abstral, which were provided by our commercial operations.

•Cost of revenue included in discontinued operations consists of direct products costs and related overhead, Abstral royalties based on net revenue, inventory obsolescence, and other direct costs.

•Research and development expense included in discontinued operations consists of expenses related to our Abstral RELIEF trial and other product stability costs.

•Selling, general and administrative included in discontinued operations consists of all other expenses of our commercial operations that are required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outsider services necessary to support the commercial operations.

•Impairment charge from classification of assets held for sale included in discontinued operations relates the carrying value of the intangible assets, net that was in excess of fair value by $8.1 million for the three and nine months ended September 30, 2015.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $34.8 million as of September 30, 2015, compared with $23.7 million as of December 31, 2014.

The increase of approximately $11.2 million in our cash and cash equivalents from December 31, 2014 to September 30, 2015 was attributable primarily to $47.4 million in net proceeds from issuance of common stock and warrants to purchase common stock, partially offset by $32.9 million used in operating activities, $2.9 million in payments on long-term debt, and $0.5 million for a milestone related to our acquisition of U.S. rights to Zuplenz.

On March 18, 2015, we announced the closing of our underwritten public offering of 24,358,974 shares of common stock and 12,179,487 warrants to purchase our common stock at an exercise price of $2.08. The underwriters also exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,826,923 shares of our common stock. On April 10, 2015 the underwriters exercised their option to purchase an additional 3,653,846 shares of common stock for additional net proceeds of $5.4 million. The total net proceeds to us were approximately $40.8 million.

We expect to continue to incur losses from our discontinued operations in the fourth quarter of 2015 as management actively focuses on locating a buyer for our commercial operations. In the absence of revenue from the commercialization of Abstral, Zuplenz or our product candidates, our potential sources of operational funding are proceeds from the sale of equity and funded research and development payments and payments received under partnership and collaborative agreements.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2015 and September 30, 2014 ($ in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from continuing operations:
Cash flows used in continuing operating activities	$(27,829)	$(28,743)
Cash flows used in continuing investing activities	(282)	(2,363)
Cash flows provided by continuing financing activities	44,854	14,414
Total cash flows provided by (used in) continuing operating activities	16,743	(16,692)

Cash flows from discontinued operations:
Cash flows used in discontinued operating activities	(5,047)	(3,392)
Cash flows used in discontinued investing activities	(534)	(3,056)
Total cash flows provided by (used in) discontinued operating activities	(5,581)	(6,448)

Total cash flows:
Cash flows used in operating activities	(32,876)	(32,135)
Cash flows used in investing activities	(816)	(5,419)
Cash flows provided by financing activities	44,854	14,414
Total increase (decrease) in cash and cash equivalents	$11,162	$(23,140)

Net Cash Flow from Operating Activities

Net cash used in operating activities increased $0.7 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in cash used in operating activities was driven by an increase of $1.7 million cash used in our discontinued operations activities, partially offset by a reduction of $0.9 million for the continuing operating activities. The increase in total net cash used in continuing operating activities was due to a $11.4 million increase in non-cash charges, partially offset by an increase in net loss from continuing operations of $6.1 million and an increase in payments on accounts payable and other current liabilities of $4.7 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2015, compared with $5.4 million for the nine months ended September 30, 2014. The decrease was due to the $2.1 million initial payment for GALE-401 rights and the $3.1 million initial cash payment for U.S. right to Zuplenz during the nine months ended September 30, 2014 compared to the $0.5 million milestone payment for U.S. rights to Zuplenz during the nine months ended September 30, 2015.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $44.9 million for the nine months ended September 30, 2015, compared with $14.4 million for the nine months ended September 30, 2014. The increase was primarily attributable to $42.2 million in net proceeds from the issuance of common stock and warrants to purchase common stock during the nine months ended September 30, 2015 compared to net proceeds of common stock warrant exercises of $10.7 million and net proceeds of common stock option exercises of $4.1 million during the nine months ended September 30, 2014. The cash flows provided by financing activities were partially offset by principle payments on long-term debt of $2.9 million and $0.9 million for the nine month periods ended September 30, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2014 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and our principal financial officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings

In re Galena Biopharma, Inc. Securities Litigation and In Re Galena Biopharma, Inc. Derivative Litigation

On August 4, 2015, plaintiffs in the voluntarily dismissed Delaware derivative action have filed a motion seeking to file under seal a derivative complaint in the District Court. That motion was granted and on August 31, 2015, that action was consolidated with In Re Galena Biopharma, Inc. Derivative Litigation.

On or about September 15, 2015, a federal securities lawsuit was filed in the U.S. District Court for the District of Oregon entitled, Riley v. Galena Biopharma, Inc., et al. The time to answer or otherwise plead has been extended by agreement of the parties.

We intend to vigorously defend against and seek resolution to the foregoing claims. As of September 30, 2015, we have not recorded any liabilities with respect to the claims in our consolidated financial statements. We believe that claims are covered under our liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. Subject to their reservation of rights, we are being reimbursed by our insurance carriers for significant portion of all legal fees relating to our defense of the claims. We have entered into certain undertaking agreements with our directors related to the litigation by which we have agreed to advance reasonable legal fees and costs for the litigation under certain conditions.

SEC Investigation

We are aware that the Securities and Exchange Commission (SEC) is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation.

ANDA Litigation

On October 23, 2015, Orexo AB (“Orexo”) and Galena Biopharma, Inc. (the “Company”) entered into a settlement and license agreement with Actavis Laboratories FL, Inc. (“Actavis”) to resolve pending patent litigation brought by the Orexo against Actavis involving Abstral® (fentanyl) sublingual tablets. The pending patent litigation was filed by Orexo in the U.S. District Court for the District of New Jersey in response to Actavis’ submission of an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”), seeking marketing approval for a generic version of Abstral. As a result of the settlement and license agreement, Actavis will be permitted to enter the market with a generic or authorized generic version of Abstral in the United States June 2018 or earlier under certain circumstances. The Court has entered an order dismissing with prejudice the litigation against Actavis. Details of the settlement are confidential, and the parties have submited the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The expiration date for the latest expiring Abstral patent listed in the FDA’s Orange Book is September 2019.

ITEM 1A. RISK FACTORS

In addition the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 filed with the SEC, you should consider the following new or updated risk factors:

Risks Related to Our Business
We have determined to sell or otherwise dispose of our marketed products, Abstral, and Zuplenz, and we do not know whether the process will result in significant value for our stockholders.
We have determined to sell or otherwise dispose of our marketed products, Abstral and Zuplenz, and discontinue our commercial operations in order to focus our resources on our clinical development programs. There can be no assurance that any sale of our marketed products could be completed in a timely manner, on a cost-effective basis, on terms favorable to us, or at all. The sale of assets entails numerous potential risks, including:

•	diversion of resources and management’s attention from the operation of our business;

•	loss of key employees in anticipation of or following such a sale;

•	insufficient sale proceeds to offset transaction-related expenses;

•
negative effects on our reported results of operations from discontinued operations, disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets; and

•	damage to our existing investor, customer and supplier relationships.

If there is not sufficient interest from potential purchasers, we may seek to transfer Abstral and Zuplenz back to the companies from which we acquired the products, and cease our commercial operations, including separating our commercial operation employees. We do not know whether or at what cost we would be able to transfer the products, or if there would be any continuing obligations required of us following the transfer of either or both products. We would expect to incur significant costs associated with separating our commercial operations employees from our company.
We believe that our strategy will result in significant future net savings to us, but there is no assurance that we will obtain any significant proceeds from the sale or other disposition of our commercial operations or that the process will result in significant value for our stockholders. If we sell or discontinue our commercial operations, we will have no recurring revenue unless and until we are able to obtain marketing approval of one or more of our product candidates.
We are subject, directly or indirectly, to U.S. federal and state health care fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such investigations or litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.
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
The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of health care companies to have to defend a False Claim Act action. The federal Patient Protection and Affordable Care Act includes provisions expanding the ability of certain relators to bring actions that would have been dismissed under prior law. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. The Deficit Reduction Act of 2005 encouraged states to enact or modify their state false claims acts to be at least as effective as the federal False Claims Act by granting states a portion of any federal Medicaid funds recovered through Medicaid-related actions. Most states have enacted state false claims laws, and many of those states included laws including qui tam provisions.
The federal Patient Protection and Affordable Care Act includes provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosures. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the U.S., and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states such as Massachusetts and Vermont imposed an outright ban on certain gifts to physicians. These laws could affect our product promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our system. Both the disclosure laws and gift bans also will impose administrative, cost and compliance burdens on us.
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
In addition, to the extent we commence commercial operations and conduct clinical trials overseas, we will be subject to the Foreign Corrupt Practices Act and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The Foreign Corrupt Practices Act prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the Foreign Corrupt Practices Act and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial conditions and results of operations.
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

In addition, there may be political instability, including war, terrorism, riots, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, which could seriously harm the progress of our clinical trials at sites in particular foreign countries or regions. For example, approximately 39% of our Phase 3 PRESENT trial sites and approximately 44% of patients who have been randomized in the trial are in Russia and The Ukraine. The occupation of certain portions of Ukrainian territory by Russian-backed separatists and ongoing political and civil unrest there could disrupt activities at these trial sites. It is also possible that Russia could retaliate against the imposition of sanctions by the U.S. and the European Union by banning or restricting business activities in Russia by U.S. companies, including the conduct of clinical trials, which could have a material, adverse effect on patient enrollment or ongoing activities at our Phase 3 PRESENT sites in Russia.
We may not be successful in obtaining approval as a biological product or obtain favorable market exclusivity in the U.S. or in foreign jurisdictions for our NeuVax product candidates.

We intend to seek data exclusivity or market exclusivity provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that NeuVax will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA) enacted in March 2010. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product is approved under a BLA, The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products. There is also a risk that the U.S. Congress could amend the BPCIA to shorten this exclusivity period as proposed by President Obama, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If NeuVax is not considered a biologic that would qualify for exclusivity under the BPCIA, it may be eligible for market exclusivity as a drug under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

In some countries outside of the U.S., peptide vaccines, such as NeuVax, are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.
Risks Related to Our Capital Structure

Our outstanding warrants may result in dilution to our stockholders.
Our outstanding March 2011 and April 2011 warrants to purchase a total of 791,398 shares of common stock as of December 31, 2014 at a current exercise price of $0.65 per share contain so-called full-ratchet anti-dilution provisions. Our outstanding March 2010 and December 2012 warrants to purchase 25,000 and 3,031,311 shares of common stock as of December 31, 2014 at current exercise prices of $2.02 per share and $1.83 per share, respectively, contain so-called weighted-average anti-dilution provisions. These anti-dilution provisions may be triggered by the issuance of the shares being offered hereby or upon any future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions.
To the extent that these anti-dilution provisions are triggered in the future, we would be required to reduce the exercise price of all of the warrants on either a full-ratchet or weighted-average basis, which would have a dilutive effect on our stockholders.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.6	Settlement and License agreement dated October 23, 2015 between Galena Biopharma, Inc., Actavis Laboratories FL, Inc., and Orexo AB. (3) **

10.7	Employment Offer Letter effective October 30, 2015, between Galena Biopharma, Inc. and Bijan Nejadnik, M.D. * **

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Ryan M. Dunlap.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and Ryan M. Dunlap.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Label.**

101.PRE	XBRL Taxonomy Extension Presentation.**

101.PRE	XBRL Taxonomy Extension Presentation.**

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Previously filed as an Exhibit to the Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference.

(2)	Previously filed as Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 30, 2015 and incorporated by reference herein by reference.

(3)	Portions of the Exhibit filed herewith have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark W. Schwartz

Mark W. Schwartz, Ph.D.
President and Chief Executive Officer

Date: November 9, 2015

By:	/s/ Ryan M. Dunlap

Ryan M. Dunlap
Vice President and Chief Financial Officer

Date: November 9, 2015