Form 10-K
period 2015-12-31
Galena Biopharma, Inc.
filed 2016-03-10
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes      ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes        ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐  Yes        ☑  No
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for any such shorter time that the registrant was required to submit and post such files).   ☑  Yes        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☑  No
Based on the closing price of the Registrant's common stock as reported on the NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $275,097,000.
As of February 29, 2016, Galena Biopharma, Inc. had outstanding 181,746,561 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

"SAFE HARBOR" STATEMENT

Some of the information contained in this annual report may include forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. We make these statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws and otherwise.

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

PART I

ITEM 1. BUSINESS

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company committed to the development and commercialization of targeted oncology therapeutics that address major unmet medical needs. Galena’s development portfolio is focused primarily on addressing the rapidly growing patient populations of cancer survivors by harnessing the power of the immune system to prevent cancer recurrence. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including novel cancer immunotherapy programs led by NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. NeuVax is currently in a pivotal, Phase 3 breast cancer clinical trial with several concurrent Phase 2 trials ongoing both as a single agent and in combination with other therapies. GALE-301 is in a Phase 2a clinical trial in ovarian and endometrial cancers and in a Phase 1b clinical trial given sequentially with GALE-302.

We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop novel cancer immunotherapies to address unmet medical needs through the use of peptide-based vaccines targeting well-established tumor antigens. One of our key strategies is to target the adjuvant setting in patients with higher risk of recurrence, who had their primary treatment for cancer and have no evidence of disease, and are more likely to benefit from treatment via immunotherapy. Our immunotherapy programs are currently targeting two key areas: secondary prevention intended to significantly decrease the risk of disease recurrence in breast, gastric, and ovarian cancers; and primary prevention intended to cease or delay ductal carcinoma in situ (DCIS) from becoming invasive breast cancer.

•
Expand our development pipeline by enhancing the clinical and geographic footprint of our technologies. We intend to accomplish this through the initiation of new clinical trials and potentially through acquisition of additional oncology programs.

•	Leverage partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical opportunities in a cost effective and efficient manner.

•
Focus our resources on our valuable and expanding clinical development programs. On November 19, 2015 we sold our Abstral® (fentanyl) Sublingual Tablets product and related assets and on December 24, 2015 we sold Zuplenz (ondansetron) Oral Soluble Film product and related assets, and as of December 31, 2015, we ceased our commercial operations.

The chart below summarizes the current status of our clinical development pipeline:

Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is currently based upon two key areas: preventing secondary recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow; and, primary prevention intended to cease a condition known as ductal carcinoma in situ (DCIS) from becoming invasive breast cancer. Once a patient’s tumor becomes metastatic, the outcome is often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have residual disease. Minimal residual disease, or single cancer cells (occult cancer cells) or micrometastasis, that are undetectable by current radiographic scanning technologies, can result in disease recurrence.

Our therapies utilize an immunodominant peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF, Leukine), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to evoke long-lasting protection through activation of the immune system and a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S), GALE-301, and GALE-302, targeting the prevention of recurrence in breast, gastric, endometrial and ovarian cancers.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead product candidate, is a cancer immunotherapy targeting human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS)-suggesting a presence of of isolated micrometastases, not detectable clinically, but, over time, can lead to recurrence, most often in distant sites. After binding to the specific HLA molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs), causing significant clonal expansion. These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

Breast Cancer: According to the National Cancer Institute, over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the U.S., metastatic breast cancer remains incurable. Approximately 75% to 80% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients-those with HER2 immunohistochemistry (IHC) 3+ disease, or IHC 2+ and fluorescence in situ hybridization (FISH) amplified-have a HER2 directed, approved treatment option available after their initial standard of care. This leaves the majority of breast cancer patients with low-to-intermediate HER2 expression (IHC 1+/2+) ineligible for therapy and without an effective targeted treatment option to prevent cancer recurrence.

We have multiple trials currently ongoing for NeuVax. For our pivotal, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node- Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 50,000-60,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and are HLA A2 and/or A3 positive (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of the population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs that led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease). In addition to our Phase 3 trial, we currently have two additional Phase 2 breast cancer trials ongoing with NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche) targeting the prevention of recurrence in expanded indications.

We also recently announced our intent to initiate a Phase 2 trial with NeuVax as a single agent in patients with ductal carcinoma in situ (DCIS) in collaboration with the National Cancer Institute (NCI), potentially positioning NeuVax as a treatment for earlier stage disease. The trial will have an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients. DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct, and is the most common type of breast cancer. The abnormal cells have not spread outside the duct to other tissues in the breast. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there are no established methods to identify lesions which could become invasive. Current treatment options for DCIS include breast- conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2015 there were an estimated 50,000 diagnoses of DCIS.

Gastric Cancer: Gastric cancer is the fourth leading cancer in the world and the second most common cause of death due to malignancy, accounting for 736,000 deaths (9.7% of the total) . Nearly 1 million new cases of gastric cancer and 0.7 million gastric cancer deaths are reported every year. Currently, gastric cancer is more common in Asia than in the United State of America (USA) or Europe. Notably, 42% of cases occur in China alone. The 5-year survival rate for patients undergoing surgical resection was reported to be only 27% in 1992 ( reference) .According to the NCI, gastric (stomach) cancer is a disease in which malignant (cancer) cells form in the lining of the stomach.  Almost all gastric cancers are adenocarcinomas (cancers that begin in cells that make and release mucus and other fluids). Other types of gastric cancer are gastrointestinal carcinoid tumors, gastrointestinal stromal tumors, and lymphomas. Infection with bacteria called Helicobacter pylori (H. pylori) is a common cause of gastric cancer and age, diet, and stomach disease can affect the risk of developing gastric cancer. Gastric cancer is often diagnosed at an advanced stage because there are no early signs or symptoms. Gastric, or stomach cancer, is the second-most common cancer among males and third-most among females in Asia and worldwide with over 35,000 new cases a year in India, where an initial clinical trial of NeuVax will be run. Overexpression of the HER2 receptor occurs in approximately 20% of gastric and gastro-esophageal junction adenocarcinomas, predominantly those of the intestinal type. Overall, without regard to the stage of cancer, only approximately 28% of patients with stomach cancer live at least five years following diagnosis and new adjuvant treatments are needed to prevent disease recurrence.

We currently have a number of ongoing or planned clinical trials designed to expand the clinical and geographical footprint of NeuVax:

•
Phase 3 Ongoing: Our Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study targeted enrollment of 700 HER2 1+/2+ patients who are HLA A2 or A3 positive under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). The multinational, multicenter, randomized, double-blinded PRESENT trial is ongoing in North America, Western and Eastern Europe, and Israel. The trial is fully enrolled with 758 patients.

•
Phase 2b Ongoing: A randomized, multicenter, investigator-sponsored, 300 patient Phase 2b clinical trial is enrolling HER2 1+/2+ node-positive and high-risk node-negative breast cancer patients who are HLA A2, A3, A24 and/or A26 positive to study NeuVax in combination with trastuzumab in the adjuvant setting. This investigator sponsored trial (IST) is co-funded by Genentech/Roche (providing both trastuzumab and monetary support) and Galena (providing NeuVax and monetary support).

•
Phase 2 Ongoing: An IST is also ongoing to study NeuVax in combination with trastuzumab. The study will enroll 100 node positive and negative HER2 IHC 3+ patients or HER2 gene-amplified breast cancer patients who are HLA A2 and/or HLA A3 positive and are determined to be at high-risk for recurrence. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program with the Breakthrough Award given to the lead investigator for the trial.

•
Phase 2 Planned: A clinical trial, entitled, VADIS: Phase 2 trial of the Nelipepimut-S Peptide VAccine in Women with DCIS of the Breast is planned to initiate in Q1 2016. The Phase 2 trial will be a single-blind, double arm, randomized, controlled trial in pre- or post-menopausal patients with DCIS who are HLA-A2 positive with HER2 expression of IHC 1+, 2+, or 3+. VADIS will be co-funded and run in collaboration with the National Cancer Institute (NCI).

•
Phase 2 Planned: A Phase 2 clinical trial in patients with gastric cancer is expected to initiate in 2016. The trial will be run in India by our partner, Dr. Reddy’s Laboratories, Ltd., as part of our NeuVax commercialization agreement in that region with Dr. Reddy’s.

GALE-301 and GALE-302

Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha, a well-validated therapeutic target, which has been shown to be highly over-expressed (20-80 fold) in ovarian, endometrial and breast cancers. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents and patients suffer a high recurrence rate; and, most patients relapse with an extremely poor prognosis. Both GALE-301 (E39) and GALE-302 (E39’) are immunogenic peptides that can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. GALE-301 consists of the FBP peptide E39 and is combined with GM-CSF, and is currently in a Phase 2a clinical trial for the prevention of recurrence in patients with ovarian and endometrial cancers. Although not powered for efficacy, promising preliminary results from the Phase 2a clinical trial of GALE-301 were presented in September 2015 at the European Cancer Congress. The results (i) demonstrated statistically significant data with the estimate for disease free survival at two years at 85.7% (1000 mcg dose group) vs. 33.6% for the control group (p < .02), (ii) showed that GALE-301 was well-tolerated with primarily Grade 1 and 2 toxicities, and (iii) elicited a strong in vivo immune response.

GALE-302 is an attenuated version of the E39 peptide and is currently in a Phase 1b randomized, single-center trial investigating a novel vaccination series using GALE-301 and GALE-302 to evaluate the immune response and monitor long-term immunity. In November 2015, we presented preliminary data at the Society for Immunotherapy of Cancer Conference on the primary vaccine series (PVS) from a randomized Phase 1b trial with GALE-301 and GALE-302 demonstrating that the in vivo immune response is enhanced with the use of the attenuated E39’ (GALE-302) after E39 (GALE-301). Both agents were shown to be immunogenic and well tolerated with no differences in toxicities between primary vaccine sequences.

Ovarian Cancer: According to the NCI Surveillance, Epidemiology, and End Results (SEER) Program, new cases of ovarian cancer occur at an annual rate of 12.1 per 100,000 women in the U.S., with an estimated 21,290 cases for 2015. Although ovarian cancer represents about 1.3% of all cancers, it represents about 2.4% of all cancer deaths, or an estimated 14,180 deaths in 2015. Approximately 1.3% of women will be diagnosed with ovarian cancer at some point during their lifetime (2010 - 2012 data). The prevalence of ovarian cancer in the U.S. is about 192,000 women, and the five-year survivorship for women with ovarian cancer is 45.6%. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease, with an estimated 75% of women presenting with advanced-stage (III or IV) disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While many patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse. Depending upon their level of residual disease, the risk for recurrence after completion of primary therapy ranges from 60% to 85%. Unfortunately for these women, once the disease recurs, treatment options are limited and the disease is most likely incurable.

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

Hematology

GALE-401 (anagrelide controlled release (CR))

GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. The currently available immediate release (IR) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent. These adverse events may limit the use of the IR version of the drug. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, but preserve efficacy, potentially allowing a broader use of the drug.

Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide following oral administration, appears to be well tolerated at the doses administered, and to be capable of reducing platelet levels. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the ongoing Phase 2 proof-of-concept trial. The Phase 2, open label, single arm, proof-of-concept trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with MPNs. Final Phase 2 safety and efficacy data were presented at the 57th American Society of Hematology Annual Meeting in December 2015. The study demonstrated that GALE-401 was well tolerated with primarily Grade 1 and 2 toxicities in 16 of the 18 subjects enrolled. The efficacy shown in the trial compares favorably to historical anagrelide immediate release (IR) response rates with the following platelet response: overall response rate (ORR) of 78% (14/18); complete response (CR) of 39% (7/18); partial response (PR) of 39% (7/18). Based on a regulatory meeting with the FDA, Galena believes a 505(b)(2) regulatory filing is an acceptable pathway for development and potential approval of GALE-401.

Myeloproliferative neoplasms: MPNs are a closely related group of hematological malignancies in which the bone marrow cells that produce the body’s blood cells develop and function abnormally. The main MPNs are Polycythemia Vera (PV), Essential Thrombocythemia (ET), Primary Myelofibrosis (PMF), and Chronic Myelogenous Leukemia (CML), all of which are associated with high platelet counts. The MPNs are progressive blood cancers that can strike anyone at any age and for which there is no known cure.

Alliance Partners in Therapeutic Areas

We are actively looking to leverage our technology platforms by seeking to work with pharmaceutical and biotechnology partners in a number of therapeutic areas in oncology. Our team has experience targeting products in multiple indications, and based on this experience, we believe we can expand the clinical utility of our current development candidates as well as discover more drug candidates by working with partners than we can develop with our own resources. We are seeking to work with partners in the discovery and development of drugs in a number of therapeutic areas and technology platforms.

Intellectual Property

Patents and other intellectual property rights are crucial to our success. It is our policy to protect our intellectual property rights through available means, including filing and prosecuting patent applications in the U.S. and other countries, protecting trade secrets, and utilizing regulatory protections such as data exclusivity. We also include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties, and utilize customary confidentiality agreements with our employees, consultants, clinical investigators and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is our policy to operate without infringing on, or misappropriating, the proprietary rights of others. The following chart summarizes our intellectual property rights:

Drug Candidate	Indication	Scope	Estimated Exclusivity Period
NeuVax™ (nelipepimut-S)	Breast cancer recurrence	Filed and pending or issued worldwide	2028
NeuVax™ (nelipepimut-S)	Gastric	Filed and pending or issued worldwide	2028
NeuVax™ (nelipepimut-S)	DCIS	Filed and pending or issued worldwide	2028
NeuVax™ in combination with trastuzumab	Breast cancer	Filed and pending or issued worldwide	2026
NeuVax™ in combination with other compounds	Breast cancer	Filed and pending or issued worldwide	2037
GALE-301 & GALE-302	Breast, ovarian and endometrial cancer	Filed and pending or issued worldwide	2035
GALE-401 (Anagrelide Controlled Release)	Platelet Lowering	Filed and pending or issued worldwide	2029

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

Dr. Reddy’s Laboratories Ltd.

Effective January 14, 2014, we entered into a strategic development and commercialization partnership with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), under which we licensed commercial rights in India to Dr. Reddy’s for NeuVax in breast and gastric cancers. Under the agreement, Dr. Reddy’s will lead the Phase 2 development of NeuVax in India in gastric cancer, expanding the potential patient population addressable with NeuVax.

Kwang Dong Pharmaceutical Co., Ltd.

Effective April 30, 2009, we entered into a license agreement with Kwang Dong Pharmaceutical Co, Ltd (Kwang Dong). Under the agreement, we granted Kwang Dong exclusive rights to seek marketing approval in The Republic of Korea (South Korea) for our NeuVax product candidate for the treatment of breast cancer following its approval by the FDA or the European Medicines Agency, and to market, sell and distribute NeuVax in South Korea assuming such approval is obtained.

Recent Developments (in reverse chronological order)

Litigation Settlement

On February 4 and 16, 2016, the United States District Court for the District of Oregon granted preliminary approval of the settlements we had previously reported we had reached in In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI and in In re Galena Biopharma, Inc. Securities Litigation, Civil Action No. 3:14-cv-00367-SI, respectively. The Court has set the final approval hearings for April 21, 2016 in In re Galena Biopharma, Inc. Derivative Litigation and June 23, 2016 in In re Galena Biopharma, Inc. Securities Litigation.

Announced a Notice of Allowance of a U.S. Patent for NeuVax

On February 8, 2016, we announced the United States Patent Office issued a Notice of Allowance for an additional U.S. patent application covering multiple uses of NeuVax™ (nelipepimut-S):  inducing and maintaining an immune response to HER2 expressing tumor cells in patients in clinical remission with a tumor having a fluorescence in situ hybridization (FISH) rating of less than about 2.0 (FISH <2.0); inducing and sustaining a cytotoxic T-lymphocyte (CTL) response to HER2 in patients in clinical remission from a tumor with a FISH rating of less than about 2.0 (FISH < 2.0); reducing risk of cancer recurrence in patients in clinical remission from a tumor with a FISH rating of less than about 2.0 (FISH < 2.0); and preventing bone only recurrence of a HER2 expressing cancer. This patent will expand both the protection and the potential population of cancer patients NeuVax may address. Once issued, the patent will expire in 2028, not including any patent term extensions.

Presented Observational Study Data in Gastric Cancer Patients at the ASCO 2016 Gastrointestinal Cancers Symposium

On January 21, 2016, we presented data from an observational study in gastric cancer patients at the American Society of Clinical Oncology (ASCO) 2016 Gastrointestinal Cancers Symposium.  The study was conducted by our partner, Dr. Reddy’s Laboratories Ltd, who will conduct a Phase 2 clinical trial of NeuVax in gastric cancer patients in India. The poster, entitled, “An observational study evaluating the expression of HER2 (1+, 2+, and 3+) with HLA A2+/A3+ in gastric adenocarcinoma patients” showed that approximately 25% of the patients met the projected clinical protocol population of all levels of expression of HER2 and HLA A2+ and/or A3+ as defined for the planned NeuVax Phase 2 clinical trial.  Results indicate an acceptable potential for enrollment rate, given the high incidence of gastric cancer in this population, and will inform the screen failure rate in the planned Phase 2 clinical study.

Closed Two Public Offerings

On January 12, 2016, we closed the previously announced underwritten public offering of common stock and warrants. The net proceeds to us were approximately $20 million.

On March 18, 2015, we announced the closing of an underwritten public offering of common stock and warrants. The net proceeds to us were approximately $35.4 million.

Changes to our Board of Directors & Management Team

On December 24, 2015, we announced that Steven A. Kriegsman will be retiring as a Director of the Company when his current term expires the day prior to the June 2016 Annual Meeting of Stockholders. We also announced that we would conduct a search to replace Mr. Kriegsman’s position on the Board of Directors and add an additional board member.

On December 11, 2015, we announced the departure of our Chief Financial Officer (CFO), Mr. Ryan Dunlap, effective December 31, 2015, as he was unable to relocate to the Company’s headquarters in California. We have instituted a search for a new CFO.

On October 30, 2015, we announced the hiring of Bijan Nejadnik, M.D., as our Executive Vice President and Chief Medical Officer. Dr. Nejadnik will be responsible for managing all of Galena's clinical development programs. Dr. Nejadnik has more than 22 years of academic and industry experience, including twelve years with pharmaceutical and biotech companies including Jazz Pharmaceuticals, Johnson & Johnson, and Purdue Pharma. During his career, Dr. Nejadnik has successfully developed numerous biologics and small molecules, advancing these agents towards Biologics License Application (BLA) and New Drug Application (NDA) submissions.

Divestiture of Commercial Operations

On November 9, 2015, we announced the completion of a strategic review of the commercial business and operations. As a result of a strategic review, on November 19, 2015 we sold our Abstral® (fentanyl) Sublingual Tablets product and related assets; and, on December 24, 2015, we sold Zuplenz® (ondansetron) Oral Soluble Film product and related assets. On December 31, 2015 we ceased our commercial operations.

GALE 401 Final Phase 2 Clinical Trial Data Presented was presented at the 57th American Society of Hematology (ASH) Annual Meeting and Exposition

On December 8, 2015, we presented final data via a poster presentation entitled “Final results of anagrelide controlled-release (GALE-401) safety, efficacy and pharmacokinetics in subjects with myeloproliferative neoplasms (MPN)-related thrombocytosis.”. The Phase 2 study demonstrated GALE-401 is well tolerated and the efficacy compares favorably to historical anagrelide immediate release (IR) with reported platelet count best response rates of eleven (61.1%) complete responses (CR), four (22.2%) partial responses (PR), and an overall response rate (ORR) of 83.3%. The mean time to response ranged from 1 to 9 weeks with GALE-401, which compares favorably to historical anagrelide IR, where time to response ranged from 4 to 12 weeks. Fourteen of 18 subjects enrolled experienced a treatment related adverse event (AE); however, the vast majority of AEs were Grade 1/2 with no patients discontinuing therapy due to progression of disease. Nine patients remain on trial and the median time of response has not yet been reached.

GALE-302 Phase 1b Immunological Data Optimizing GALE-301 was presented at the Society for Immunotherapy of Cancer (SITC) 30th Anniversary Annual Meeting

On November 7, 2015 we presented the poster, entitled, “Preliminary report of a clinical trial supporting the sequential use of an attenuated E39 peptide (E39’) to optimize the immunologic response to the FBP (E39+GM-CSF) vaccine,” that compared three primary vaccine series (PVS) sequences of GALE-301 (E39) and GALE-302 (E39’) in ovarian and breast cancer patients to optimize the ex vivo immune responses, local reactions (LR), and delayed type hypersensitivity (DTH) reactions. The data demonstrated that the in vivo immune response is enhanced with the use of the attenuated E39’ (GALE-302) after E39 (GALE-301). The optimal vaccination sequence utilizing three inoculations of GALE-301 followed by three inoculations of GALE-302 produced the most prominent and statistically significant LR and DTH responses.

Collaboration with the National Cancer Institute on a Phase 2 clinical trial with NeuVax in Ductal Carcinoma in Situ Patients

On September 30, 2015, we announced a collaboration with the National Cancer Institute (NCI) to initiate a Phase 2 clinical trial with NeuVax in patients diagnosed with Ductal Carcinoma in Situ (DCIS). The trial will be entitled VADIS: Phase 2 trial of the Nelipepimut-S Peptide VAccine in Women with DCIS of the Breast. The University of Texas M.D. Anderson Cancer Center (MDACC) Phase I and II Chemoprevention Consortium will be the lead clinical trial site for this multi-center trial with Elizabeth Mittendorf, M.D., Ph.D. serving as the study Principal Investigator. The Consortium is funded through the Division of Cancer Prevention at NCI, which will provide financial and administrative support for the trial. We will provide NeuVax, as well as additional financial and administrative support. The single-blind, double arm, randomized, controlled trial is expected to initiate in the first half of 2016.

GALE-301 Positive Phase 2a Clinical Trial Data Presented at the European Cancer Congress 2015

On September 28, 2015 we announced the poster presentation of positive data from the GALE-301 Phase 2a portion of the Phase 1/2a clinical trial at the European Cancer Congress 2015, providing updated data for all ovarian and endometrial cancer patients who have received at least twelve months of treatment on the study. The poster was entitled, “Preliminary results of the phase I/IIa dose finding trial of a folate binding protein vaccine GALE-301 (E39) + GM-CSF in ovarian and endometrial cancer patients to prevent recurrence,” and as presented, the clinical recurrence rate based on all treatment cohorts was 41% in the Vaccine Group (VG) (n=29) versus 55% in the Control Group (CG) (n=22), p=0.41. However, in the 1000 mcg VG cohort (n=15), there have only been two clinical recurrences (13.3% versus 55% CG, p=0.02), and the two-year Disease Free Survival (DFS) estimate is 85.7% (1000 mcg patients) versus 33.6% (CG), p < 0.02, as compared by Kaplan-Meir and Log rank tests.

IDMC Provides Recommendation to Reduce Cardiac Monitoring in the NeuVax, Phase 3 PRESENT Clinical Trial

On August 24, 2015 we announced that the Independent Data Monitoring Committee (IDMC) for the NeuVax Phase 3, PRESENT clinical trial recommended that the Company can reduce the cardiac toxicity monitoring for patients in the study. Following its meeting in June 2015, the IDMC recommended routine cardiac monitoring could be reduced in the PRESENT trial and that such a reduction is justified and consistent with the pre-specified Cardiac Toxicity Monitoring Stopping Rules defined in the study protocol. The IDMC had no other suggestions and recommended the trial continue as planned.

Published an abstract on the Leica Biosystem’s Companion Diagnostic at the American Society of Clinical Oncology (ASCO) 2015 Annual Meeting

On May 27, 2015, we announced an abstract publication at the ASCO 2015 Annual Meeting related to our NeuVax Phase 3 PRESENT trial companion diagnostic in abstract #e11609, entitled, “Analytical Validation of BOND Oracle HER2 IHC System for Identifying Low to Intermediate HER2 Expressing Breast Cancer in NeuVax PRESENT Phase 3 Clinical Trial.” This data demonstrated a direct correlation between cell line receptor load, quantitative measure of HER2 protein, and IHC score. The ability to discriminate HER2 protein expression at the low and intermediate levels in breast cancer tumors will identify patients for new treatments in development such as NeuVax. Specifically, the validation of the Bond Oracle HER2 IHC System to distinguish lower levels of HER2+ expressions supports its use as a companion diagnostic.

NeuVax Phase 3, PRESENT Clinical Trial Over-Enrollment Completed

On April 14, 2015, we announced the completion of enrollment in the NeuVax™ Phase 3 PRESENT clinical trial. As anticipated, we over-enrolled the trial by 7.7% with a total of 758 patients now in the intent-to-treat (ITT) population. The protocol for the PRESENT trial called for 700 patients; and we expect this higher number of ITT patients will increase the confidence in both the timing and quality of the statistics and the final outcome of the trial. The primary endpoint is currently expected to be reached in 2018, after the last patient dosed reaches her 36th month of treatment, or a total of 141 events (recurrence or death) occur, whichever comes later.

Expanded Patient Population in NeuVax and Trastuzumab Combination Trial in HER2 1+/2+ patients to include HLA A24+ and/or HLA-A26+ patients

On March 26, 2015, we announced that human leukocyte antigen HLA-A24 and/or HLA-A26 positive women are now eligible for enrollment into the ongoing Phase 2b clinical trial with NeuVax in combination with trastuzumab. The trial evaluates node positive and high-risk node negative breast cancer patients with IHC HER2 1+/2+ expressing tumors who are disease-free after standard of care therapy.

Enrolled 700th Patient in NeuVax Phase 3 PRESENT Clinical Trial

On February 9, 2015, we announced enrollment of the 700th patient in the NeuVax Phase 3 PRESENT clinical trial, which is the patient enrollment target as defined by the PRESENT Phase 3 clinical trial protocol.

Competition

The biotechnology industry, including cancer immunotherapy vaccines and hematology therapies, is intensely competitive and involves a high degree of risk. Potential competitors in the U.S. and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations. We compete with many of these companies who have far greater experience, capital resources, research and technical resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, and they may introduce products to market earlier than our products or on a more cost effective basis. We may be unable to effectively develop our technology or any other applications on a cost effective basis or otherwise. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We, and our collaborators, may face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price, and patent position including potentially dominant patent positions of others.

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

There are a number of cancer vaccines in development for breast cancer, including but not limited to Lapuleucel-T (Dendreon), AE-37 (Antigen Express), and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, and AE-37 has published data in the HER2 breast cancer patient population, there is no guarantee that any of the these compounds will not in the future be indicated for treatment of low-to-intermediate HER2 breast cancer patients and become directly competitive with NeuVax.

A number of chemotherapeutic agents have demonstrated activity in gynecological carcinomas (ovarian and endometrial), particularly platinum based regimens. New chemotherapy agents are being evaluated including trabectedin (Yondelis) and belotecan as well as targeted agents such as bevacizumab (Avastin) and pazopanib (Avotrient). Monoclonal antibodies are also being developed including farletuzumab and catumaxomab. The Company is not aware of any of these agents being evaluated in the adjuvant setting where GALE-301 is being considered for further development. TPIV200 (TapImmune) is in development targeting FBP in ovarian cancer.

For patients with myeloproliferative neoplasms (MPNs), current treatment options include Agrylin® (anagrelide hydrochloride) and its generic equivalents, hydorxyurea and interferon alpha. Agents currently being studied in patients with MPNs include investigational JAK2 inhibitors (e.g., LY2784544 (Eli Lily), momelotinib (Gilead Sciences) and pegylated interferon alfa-2a (Pegasys, Genentech/Roche)).

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

To obtain approval of our future product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any product approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards and or the conditions of the regulatory approval at any time following initial marketing of our products.

The amount of time taken by the FDA for approval of an NDA or BLA will depend upon a number of factors, including whether the product candidate has received priority review or fast track designation, the quality of the submission and studies presented, and the workload at the FDA.

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

Financial Condition

We had cash and cash equivalents of approximately $38.2 million as of February 29, 2016. We believe that our existing cash and cash equivalents, funding available under our Lincoln Park Capital, LLC (LPC) purchase agreement and At Market Issuance Sales Agreements (ATM), should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations, and subject to changes in our plans, uncertainties inherent in our business, and the need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected.

On March 18, 2015, we announced the closing of our underwritten public offering of 24,358,974 shares of common stock and 12,179,487 warrants to purchase our common stock at an exercise price of $2.08. The underwriters also exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,826,923 shares of our common stock. On April 10, 2015, the underwriters exercised their option to purchase an additional 3,653,846 shares of common stock providing us additional net proceeds of $5.4 million. The total net proceeds to us were approximately $40.8 million.

On January 12, 2016, we closed on our underwritten public offering of 19,772,727 shares of common stock and 11,863,636 warrants to purchase our common stock at an exercise price of $1.42. The underwriters also exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,779,545 shares of our common stock. The total net proceeds to us were approximately $20.1 million.

In addition to the funds raised through underwritten public offerings, we maintain a purchase agreement with Lincoln Park Capital LLC (LPC) and At Market Issuance Sales Agreements (ATM) with future availability of $42.2 million and $15.4 million, respectively subject to certain terms and conditions. We used the LPC purchase agreement in the fourth quarter of 2014 and the first quarter of 2015 raising $8.5 million and $4.4 million, respectively, by issuing 5.2 million and 2.7 million shares of our common stock. In addition, we used the ATM in the fourth quarter of 2014 and the first quarter of 2015 raising $2.3 million by issuing 1.4 million shares of our common stock in both quarters. In light of our current stock price to continue to rely on sales of our common stock under the LPC purchase agreement, we will need to obtain certain revisions to the terms and conditions of the LPC purchase agreement. We may also continue to use the ATM, or other instruments, in order to fund our operations going forward.

We expect to continue to incur operating losses as we continue to advance our product candidates through the drug development and the regulatory process. In the absence of revenue, our potential sources of operational funding are proceeds from the sale of equity, funded research and development payments, debt financing arrangements, and payments received under partnership and collaborative agreements. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Environmental Compliance

Our development programs involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements.

Human Resources

As of March 10, 2016, the Company had 22 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

Corporate Information

Our principal executive offices are located at 2000 Crow Canyon Place, Suite 380, San Ramon, CA 94583, and our phone number is (855) 855-4253. Our website address is www.galenabiopharma.com. We do not incorporate the information on our website into this annual report, and you should not consider such information part of this annual report.

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
Risks Relating to Our Former Commercial Operations
We are subject to U.S. federal and state health care fraud and abuse and false claims laws and regulations, and we recently have been subpoenaed in connection with marketing and promotional practices related to Abstral. Prosecutions under such laws have increased in recent years and we may become subject to such prosecutions or related litigation under these laws. If we have not fully complied with such laws, we could face substantial penalties.
Our former commercial operations and development programs are subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal False Claims Act, federal Anti-Kickback Statute, and the federal Sunshine Act.
A federal investigation of two of the high-prescribing physicians for Abstral has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. The criminal trial is set for some time in 2016. We have received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama, which is handling the criminal trial, and are cooperating in the production of documents. We are a target or subject of that investigation. There also have been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies may be investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office in District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We are unable to predict whether we could become subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.
The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Qui tam suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of health care companies to have to defend such qui tam actions and pay substantial sums to settle such actions.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. The Anti-Kickback Statute is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs. An alleged violation of the Anti- Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations such as the federal False Claims Act. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only Medicare and Medicaid programs.
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

The commercial sale of our products exposes us to possible product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Our products are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death. For example, because Abstral is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Abstral is an opioid pain reliever that contains fentanyl, which is regulated as a “controlled substance” under the Controlled Substances Act of 1970 (the “CSA”) and could result in harm to patients relating to its potential for abuse. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or generic versions of our products. If we cannot successfully defend ourselves against product liability claims we could incur substantial liabilities. Because we have sold Abstral and Zuplenz, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation;
•costs of related litigation;
•distraction of management’s attention from our primary business; or
•substantial monetary awards to patients or other claimants.

We have obtained product liability insurance coverage for commercial product sales with a $10 million per occurrence and a $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of our products, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that may be less severe than those of our products. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our third-party manufacturers and suppliers activities involve the controlled storage, use and disposal of hazardous materials. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials even after we sell or otherwise dispose of the products. In some cases, these hazardous materials and various wastes resulting from their use were stored at our contractors or manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we expect that the safety procedures utilized by our third-party contractors and manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.
We will continue to be responsible for certain liabilities and obligations related to Abstral and Zuplenz, and if unknown liabilities were to arise it could have a material adverse effect on us.
Under our respective asset purchase agreements with Sentynl Therapeutics, Inc. and Midatech Pharma PLC, our future obligations under our former agreements with Orexo AB and MonoSol have been assumed by Sentynl and Midatech, respectively, except that we will continue to be responsible for chargebacks, rebates, patient assistance and certain other product distribution channel liabilities related to Abstral and Zuplenz for a specified period of time post-closing. We also will be responsible for any pre-closing liabilities and obligations related to Abstral and Zuplenz, including unknown liabilities, and have agreed in the respective asset purchase agreements to indemnify Sentynl and Midatech for any breach of our representations, warranties and covenants in the respective asset purchase agreements up to a certain agreed to amount. We cannot quantify these responsibilities to Sentanyl and Midatech, but if substantial unknown liabilities were to arise, it could have a material adverse effect on our financial condition.

Risks Relating to Our Development Programs
Our drug candidates may not receive regulatory approval or be successfully commercialized.
Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although our drug candidates have exhibited no serious adverse events (“SAEs”) in the Phase 1 and 1/2 clinical trials, SAEs or other unexpected side effects may arise during further testing and development. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.
Clinical trial designs that were discussed with the authorities prior to their commencement may not result in the success of the trials or subsequently may not be considered sufficient for approval. Thus, our special protocol assessment with the FDA for our PRESENT trial does not ensure success of the trial or guarantee regulatory approval of NeuVax for the treatment of breast cancer.
In 2009, we reached agreement with the FDA regarding the special protocol assessment, or SPA, for the design of our NeuVax Phase 3 PRESENT trial as an adjuvant treatment for patients with node positive, HER2 1+/2+ breast cancer. An SPA certifies the agreement with the FDA regarding the study endpoints, study design and statistical assumptions of the clinical trial. The SPA is documented as part of the administrative record, and is binding on the FDA and may not be changed unless we fail to follow the agreed upon protocol, data supporting the test are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. In June 2013, the FDA agreed to an amendment to the SPA to account for the use of a companion diagnostic. Even with an SPA, approval of an NDA or BLA is not guaranteed because a final determination that an agreed upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data submitted to the FDA. There is no assurance, therefore, that the NeuVax Phase 3 PRESENT trial will be successful or that NeuVax for the treatment of patients with node positive, HER2 1+ and/or 2+ breast cancer will be approved by the FDA.
A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.
We, the FDA or other applicable regulatory authorities, an Independent Data Monitoring Committee or “IDMC” governing our clinical trials, or an institutional review board, or “IRB,” which is an independent committee registered with and overseen by the U.S. Department of Health and Human Services, or “HHS,” that functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we, or it, believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, and delays in patient enrollment can result in increased costs and longer development times than we expect at present. Patients who are enrolled at the outset of this standard of care also may eventually choose for personal reasons not to participate in the study. We also compete for eligible patients with other oncology trials underway from time to time, and we may experience delays in patient enrollment due to the dependency of other large trials underway in the same patient population.
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

In addition, cancer vaccines are a relatively new form of therapeutic treatment and a very limited number of such products have received regulatory approval. Therefore, the FDA or other regulatory authority may apply standards for approval of a new cancer vaccine that are different from past experience.

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•
difficulties or delays in enrolling patients in our Phase 1/2 clinical trials of GALE-301 and GALE-302 folate binding protein, or other clinical trials in conformity with required protocols or projected timeline or in our other NeuVax clinical trials;

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
In addition, the length of time to develop the product candidates as well as any regulatory delays in the development and regulatory approval process could cause the patent exclusivity to be unavailable or greatly reduced for each product candidate. The lack of patent exclusivity could have a material adverse effect on our ability to generate revenue from the particular drug candidate.

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
We do not have the facilities or expertise to manufacture supplies of any of our product candidates for clinical trials. Accordingly, we are dependent upon contract manufacturers for these supplies. There can be no assurance that we will be able to secure needed supply arrangements on reasonable terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our product candidates or, if we obtain regulatory approval for our product candidates, to commercialize them.
Our current plans call for the manufacture of our products by contract manufacturers offering research grade, Good Laboratory Practices grade and Good Manufacturing Practices grade materials for preclinical studies (e.g., toxicology studies) and for clinical use. Certain of our product candidates are complex molecules requiring many synthesis steps, which may lead to challenges with purification and scale-up. These challenges could result in increased costs and delays in manufacturing.
NeuVax is administered in combination with Leukine, “GM-CSF” is available in both liquid and lyophilized forms exclusively from Genzyme Corporation, or “Genzyme,” a subsidiary of Sanofi-Aventis. We will continue to be dependent on Genzyme for the manufacture of Leukine in connection with the ongoing NeuVax and GALE-301/GALE-302 trials and the potential commercialization activities of these products. Any temporary interruptions or discontinuation of the availability of Leukine, or any determination by us to change the GM-CSF used with NeuVax or GALE-301/GALE-302, may have a material adverse effect on our clinical trials and any commercialization of the thsese products.
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
The biotechnology industry, including the cancer immunotherapy market, is intensely competitive and involves a high degree of risk. Potential competitors in the U.S. and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations. We compete with many of these companies that have far greater experience, capital resources, research and technical resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, and they may introduce products to market earlier than our products or on a more cost effective basis. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We, and our collaborators, may face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price, and patent position including potentially dominant patent positions of others.
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
There are a number of cancer vaccines in development for breast cancer, including but not limited to Lapuleucel-T (Dendreon), and AE-37 (Antigen Express), and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, and AE-37 has published data in the HER2 breast cancer patient population, there is no guarantee that any of the these compounds will not in the future be indicated for treatment of low to intermediate HER2 breast cancer patients and become directly competitive with NeuVax.
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

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations related to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism.
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
We had cash and cash equivalents of approximately $29.7 million as of December 31, 2015. We believe that our existing cash and cash equivalents together with the net proceeds from the January 2016 underwritten public offering and use of an amended purchase agreement with LPC and the ATM facilities should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations, anticipated payments for defense costs and settlements or judgments from the securities and derivative actions and opt-out cases, as well as the SEC investigation and other governmental investigations. This projection is subject to change based on potential changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. We also have funding available under our purchase agreement with LPC (subject to the lock-up restrictions described below as well as certain terms and conditions which may need to be amended) and ATM facilities with MLV & Co. and Maxim Group LLC, but there is no guarantee that such funding will be available to us on favorable terms or will be sufficient to meet all of our future funding needs. In connection with our January offering, we have agreed that, without the prior written consent of Raymond James & Associates, Inc., for a period of 120 days following the date of the prospectus supplement for the January offering, we will not sell any shares of common stock pursuant to our purchase agreement with LPC. If we fail to obtain additional future funding when needed, we could be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability, and may lead to uncertainty about our ability to continue as a going concern.
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
You may have difficulty evaluating our business, and our historical financial information may not be representative of our future results.
We recently sold our Abstral and Zuplenz products and related assets and discontinued our commercial operations as of December 31, 2015 in order to focus our resources on our pipeline of product development candidates. As a result, we will have no recurring revenues unless and until we are able to obtain marketing approval of NeuVax or one or more of our other product candidates and our historical financial information may not be representative of our future results.
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
Section 404 of the Sarbanes-Oxley Act requires annual management and independent auditor assessments of the effectiveness of our internal control over financial reporting. Our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could have a material adverse effect on our business and our common stock.

Risks Related to Our Intellectual Property
We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our product candidates and that are of sufficient breadth to prevent third parties from competing against us.
Our success with respect to our product candidates will depend in part on our ability to obtain and maintain patent protection in the U.S. and abroad, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. Our patents and patent applications, however, may not be sufficient to provide protection for NeuVax or our other products and product candidates against commercial competition.
The active peptide found in NeuVax, the E75 peptide, has been known and studied for many years. We have one issued U.S. patent, US 6,514,942, covering the composition of matter of the E75 peptide, which expired in mid-2015, prior to any potential commercialization of NeuVax. We do not have and will not be able to obtain any composition of matter patent protection for E75, the active peptide in NeuVax. We also have a license from The Henry M. Jackson Foundation to an issued U.S. European, Japanese and Australian method of use patents, which expire in 2028, that are directed to a method of inducing immunity against breast cancer recurrence by administering a composition comprising the E75 peptide to patients who have both an immunohistochemistry (IHC) rating of 1+ or 2+ for HER2/neu protein expression and a fluorescence in situ hybridization (FISH) rating of less than about 2.0 for HER2/neu gene expression. The license further includes an issued U.S. method of use patent, and pending applications in a number of foreign jurisdictions, which expires in 2028, that are directed to a method of inducing immunity against recurrence of any HER2/neu expressing tumors by administering the E75 peptide to patients with tumors having a FISH rating of less than about 2.0 for HER2/neu gene expression. Also included in the license is a method of use patent, which expires in 2026, that is directed to the use of NeuVax in combination with Herceptin ® to treat any HER2/neu expressing cancer. Thus, our method of use patent may not prevent competitors from seeking to develop and market NeuVax for use in cancer patients who do not meet these criteria. If any such alternative uses were approved, this could lead to off-label use and price erosion for our NeuVax product. We may seek FDA approval for use of NeuVax to treat cancer patients who fall outside the claimed IHC and FISH ranges and for other cancers as well. Although we are pursuing additional patent protection for NeuVax through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
The active peptides found in GALE-301 and GALE-302 are derived from Folate Binding Protein. One of the active peptides, E39, has been known and studied for many years. The other active peptide, GALE-302, is a derivative of E39. We have a license from The Henry M. Jackson Foundation to issued and granted patents in the U.S., Europe, Canada, and Japan, covering composition of matter for the E39 derivative peptides, including GALE-302, alone and in combination with E39, as well as the use of these compositions for the treatment of cancer. These patents are expected to expire in 2022, prior to any potential commercialization of GALE-301. We do not have and will not be able to obtain any composition of matter patent protection for the E39 peptide in any territory and our patents may not prevent competitors from seeking to develop and market the E39 peptide alone. The license we have from The Henry M. Jackson Foundation grants us the right to develop and market GALE-301 for any use, including methods of treating cancer. If any such alternative uses of compositions containing the E39 peptide were approved, this could lead to off-label use and price erosion for GALE-301. We may seek FDA approval for use of GALE-301 alone or in combination with GALE-302, to treat cancer patients with ovarian and endometrial cancers and for other cancers, as well. Although we are pursuing additional patent protection for GALE-301 and the combination of GALE-301 and GALE-302 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.

Anagrelide hydrochloride, the sole active pharmaceutical ingredient, or “API,” in GALE-401, has been approved for many years and, thus, it is not possible to obtain composition of matter patents that cover anagrelide hydrochloride. As a result, competitors who obtain the requisite regulatory approval can offer products with the same API as GALE-401, so long as the competitors do not infringe any formulation patents that we may have or may obtain or license, if any. The only patent protection that we have or are likely to obtain covering GALE-401 are patents relating to very specific formulations, methods using these formulations, and methods of manufacturing and packaging. We have an issued U.S. Patent, which expires in 2020, covering methods of anagrelide to reduce platelet count in patients subject to veno-occlusive events. We have granted patents in the U.S., United Kingdom and Japan, which expire in 2029, covering controlled release formulations of anagrelide and methods of use. We are also prosecuting pending patent applications in other territories including but not limited to the U.S. Europe, and Japan, which may not issue prior to any potential commercialization of GALE-401. We may seek FDA approval for use of GALE-401 to treat patients with myeloproliferative neoplasms that include several hematological disorders. Although we are pursuing additional patent protection for GALE-401 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
Our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any patents we have or may obtain or license may not provide us with sufficient protection for our commercial product and product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies selling branded or generic products. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Nor can we guarantee that the claims of these patents will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.
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

As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our commercial product and/or product candidates infringe their patent rights. If a third-party’s patents were found to cover our commercial product and product candidates, proprietary technologies or its uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize our products or use our proprietary technologies unless we or it obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief, which could prohibit us from making, using or selling our commercial product and product candidates pending a trial on the merits, which could be years away.
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
Our product candidates may face competition sooner than expected after the expiration of our composition of matter patent protection for such products.
Our composition of matter patents for many of our product candidates have expired or will expire prior to any product approval. We intend to seek data exclusivity or market exclusivity for our NeuVax, GALE-301 and GALE-302 product candidates provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA) enacted in March 2010. Under the BPCIA, an application for a biosimilar product or biologics license application (BLA) cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that the U.S. Congress could amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If our product candidates are not considered biologics that would qualify for exclusivity under the BPCIA, they may be eligible for market exclusivity as drugs under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of a new drug application (NDA) for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.
Even if, as we expect, NeuVax, GALE-301 and GALE-302 are considered to be reference products eligible for 12 years of exclusivity under the BPCIA or five years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full BLA or full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products.
In some countries outside of the U.S., peptide vaccines, such as NeuVax and GALE-301 and GALE-302, are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.
Risks Relating to Ownership of Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2015 and February 29, 2016, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $0.59 to a high of $2.39. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

•	reports of the results of our clinical trials regarding the safety or efficacy of our product candidates and surrogate markers;

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	announcements of business or strategic transactions;

•	announcements of legal or regulatory actions against us or any adverse outcome of any such actions;

•	changes in our relationship with our licensors, licensees and other strategic partners;

•	our quarterly operating results;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our product candidates;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders;

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.
Factors beyond our control may also have an impact on the price of our stock. For example, to the extent that other companies within our industry experience declines in their stock prices, our stock price may decline as well.

Because our stock price has remained below $1.00 for more than thirty (30) consecutive trading days, the Company is therefore not in compliance with the requirements for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until August 22, 2016, to regain compliance with this minimum bid price requirement. The Notice has no immediate effect on the Nasdaq listing or trading of the Company’s common stock. The Company can regain compliance with the $1 minimum bid listing requirements of the Nasdaq Capital Market if the closing bid price of the Company’s common stock is $1.00 per share or higher for a minimum of ten consecutive business days during this initial 180-day compliance period. If compliance is not achieved by August 22, 2016, the Company expects that Nasdaq would provide written notification to the Company that its securities are subject to delisting. The Company will continue to monitor the closing bid price for its common stock and consider its available options to regain compliance with the Nasdaq minimum bid requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

In the event that we fail to regain compliance with Nasdaq continued listing standards by the expiration of the applicable cure period or any extension period, Nasdaq will commence suspension and delisting procedures with respect to our common stock, which could impair the value of your investment. If our common stock is delisted from Nasdaq Capital Market in the future, such securities may be traded over-the-counter on the “pink sheets.” The alternative market, however, is generally considered to be less efficient than, and not as broad as, Nasdaq. Accordingly, delisting of our common stock from Nasdaq could have a significant negative effect on the trading volume, liquidity and market price of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all and could reduce the number of investors willing to hold or acquire our common stock.
We are, and in the future may be, subject to legal or administrative actions that could adversely affect our financial condition and our business.

On February 4, 2016, the United States District Court for the District of Oregon granted preliminary approval of the settlement we had reached in In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI. The Court has set the final approval hearing for April 21, 2016. We have agreed to resolve and settle In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI, currently pending in the United States District Court for the District of Oregon against us and certain of our current and former officers and directors. The settlement will not become effective until approved by the Court. The settlement includes a payment of $15 million in cash by our insurance carriers, which we will use to fund a portion of the class action settlement, and cancellation of 1,200,000 outstanding director stock options. The settlement also will require that we adopt and implement certain corporate governance measures and will provide that the plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and expenses up to $5 million. Any fees and expenses awarded by the court to the plaintiffs’ counsel will be paid by our insurance carriers. The settlement will not include any admission of wrongdoing or liability on the part of us or the individual defendants and will include a full release of us and the individual defendants in connection with the allegations made in the consolidated federal derivative actions and state court derivative actions.
On February16, 2016, the United States District Court for the District of Oregon granted preliminary approval of the settlement we had reached in In re Galena Biopharma, Inc. Securities Litigation, Civil Action No. 3:14-cv-00367-SI. The Court has set the final approval hearing for June 23, 2016. We have agreed to resolve and settle In re Galena Biopharma, Inc. Securities Litigation pending against us, certain of our current and former officers and directors and other defendants in the United States District Court for the District of Oregon. The agreement, which is subject to shareholder notice and Court approval, provides for a settlement payment of $20 million to the class and the dismissal of all claims against us and tour current and former officers and directors in connection with the consolidated federal securities class actions. Of the $20 million settlement payment to the class, $16.7 million will be paid by our insurance carriers and $3.3 million will be paid by us through a combination of $2.3 million in cash and $1 million in shares of our common stock. We will be responsible for defense costs and any settlements or judgments incurred for any related opt-out lawsuits.

As a result of these settlements, we are responsible without insurance reimbursement for legal fees and costs incurred on our behalf as well as the current and former directors and officers in obtaining the Court’s approval for the settlements. We are also responsible without insurance reimbursement for the legal fees and costs and any settlements and judgments on our behalf as well as the current and former directors and officers of any opt-out securities lawsuits and any other lawsuits raising similar claims. Those legal fees and costs as well as any settlements and judgments may have a material impact upon the use of our cash to fund our development programs and our ongoing operations.

The SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation. We cannot predict with certainty the outcomes of this investigation, but the cost of defending against lawsuits and complying with the government investigation could be substantial and could significantly divert management’s attention and resources. The outcome of this investigation could require us to take, or refrain from taking, actions which could negatively affect our operations, could require us to pay substantial amounts of money and could make it more difficult to obtain capital or access our revolving line of credit. Negative publicity surrounding this government investigation and legal actions also may harm our reputation and the demand for our products. Any one of these results could negatively affect our operations, financial condition and liquidity and impair our ability to grow or sustain our business.
Litigation is inherently uncertain. We have incurred and may continue to incur substantial non-insurance reimbursed legal fees and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.
The Delaware forum provision of our amended and restated by-laws will not be given effect.
On August 6, 2013, our board of directors purported to adopt an amendment to our Amended and Restated By-Laws to add a new Section 6.15 to provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Under the Delaware General Corporation Law, or DGCL, if the board of directors of a Delaware corporation such as our company is intended to have the power to adopt and amend the bylaws, that power must be set forth in the corporation’s certificate of incorporation. Our amended and restated certificate of incorporation does not provide for the power of our board to adopt and amend the bylaws, and we have determined that the Delaware forum bylaw is inconsistent with the DGCL and will not be given effect.
Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.
Future sales in the public market of shares of our common stock, including shares referred to in the foregoing risk factors or shares issued upon exercise of our outstanding stock options, or the perception by the market that these sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital.
As of December 31, 2015, we had reserved for issuance 13,261,950 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $2.58 per share and 22,308,475 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $2.10 per share. Upon exercise of these options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.

Our outstanding warrants may result in dilution to our stockholders.
Our outstanding March 2011 and April 2011 warrants to purchase a total of 791,398 shares of common stock as of December 31, 2015 at a current exercise price of $0.65 per share contain so-called full-ratchet anti-dilution provisions. Our outstanding March 2010 and December 2012 warrants to purchase 25,000 shares and 3,031,311 shares, respectively, of common stock as of December 31, 2015 at exercise prices of $2.02 and $1.83, respectively, per share contain so-called weighted-average anti-dilution provisions. These anti-dilution provisions may be triggered by the issuance of the shares being offered hereby or upon any future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions.
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
Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. These provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:
•divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms;
•limit the right of security holders to remove directors;
•prohibit stockholders from acting by written consent;
•regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and
•authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.
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

ITEM 2. PROPERTIES

On July 10, 2015, we entered into a lease with Legacy III SR Crow Canyon, LLC for our facility located at 2000 Crow Canyon Place, Suite 380, San Ramon, CA 94583. The facility is approximately 8,100 square feet and is used for our general and administrative offices. The monthly rent is approximately $20,000.

In the fourth quarter of 2015 we relocated three of our employees from our former headquarters in Portland, OR to the San Francisco Bay Area, CA. We are in the process of sub-leasing or terminating the lease at the facility located at 4640 SW Macadam Ave., Suite 270, Portland, OR 97239. The monthly rent is approximately $6,500.

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

On December 3, 2015, we agreed in principle to resolve and settle the consolidated shareholder derivative action, In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI, currently pending in the United States District Court for the District of Oregon against us and certain of our current and former officers and directors. The settlement will not become effective until approved by that Court. The settlement includes a payment of $15 million in cash by our insurance carriers, which we will use to fund a portion of the class action settlement, and cancellation of 1,200,000 outstanding director stock options. The settlement also will require that we adopt and implement certain corporate governance measures and will provide that the plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and expenses up to $5 million. Any fees and expenses awarded by the court to the plaintiffs’ counsel will be paid by our insurance carriers. The settlement will not include any admission of wrongdoing or liability on the part of us or the individual defendants and will include a full release of us and the individual defendants in connection with the allegations made in the consolidated federal derivative actions and state court derivative actions. On February 4, 2016, the United States District Court for the District of Oregon granted preliminary approval of the settlement and set the final approval hearing for April 21, 2016.

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

On December 3, 2015, we also agreed in principal to resolve and settle the securities putative class action lawsuit, In re Galena Biopharma, Inc. Securities Litigation, Civil Action No. 3:14-cv-00367-SI, pending against us, certain of our current and former officers and directors and other defendants in the United States District Court for the District of Oregon. The agreement, which is subject to shareholder notice and Court approval, provides for a settlement payment of $20 million to the class and the dismissal of all claims against us and the other defendants in connection with the consolidated federal securities class actions. Of the $20 million settlement payment to the class, $16.7 million will be paid by our insurance carriers and $3.3 million will be paid by us through a combination of $2.3 million in cash and $1 million in shares of our common stock. In addition to the $3.3 million payable accrued as of December 31, 2015 the company paid $2.0 million in December 2015 in attorney fees outstanding as a condition of the settlement. We will be responsible for defense costs and any settlements or judgments incurred for any related opt-out lawsuits. On February 16, 2016, the United States District Court for the District of Oregon granted preliminary approval of the settlement and set the final approval hearing for June 23, 2016.

On or about September 15, 2015, a federal securities lawsuit was filed in the U.S. District Court for the District of Oregon entitled, Riley v. Galena Biopharma, Inc., et al. On February 8, 2016, we answered the complaint. The parties will engage in both written and oral discovery in the near future.

On January 9, 2016, the former owners of Mills Pharmaceuticals, LLC ("Mills"), which the Company acquired through a Unit Purchase Agreement dated January 12, 2014 (the "Purchase Agreement") noticed the Company and its former Chief Executive Officer, Mark J. Ahn, of breaches of the Purchase Agreement and the representations and warranties contained therein as well as certain violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and violations of Section 20(a) of the Securities Exchange Act. They have provided the Company and Dr. Ahn with a copy of a draft complaint. The former owners and the Company have entered into a tolling agreement to engage in discussions to attempt to resolve this matter.

On October 23, 2015, Orexo AB (“Orexo”) and Galena Biopharma, Inc. (the “Company”) entered into a settlement and license agreement with Actavis Laboratories FL, Inc. (“Actavis”) to resolve pending patent litigation brought by the Orexo against Actavis involving Abstral® (fentanyl) sublingual tablets. The pending patent litigation was filed by Orexo in the U.S. District Court for the District of New Jersey in response to Actavis’ submission of an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”), seeking marketing approval for a generic version of Abstral. As a result of the settlement and license agreement, Actavis will be permitted to enter the market with a generic or authorized generic version of Abstral in the United States June 2018 or earlier under certain circumstances. The Court has entered an order dismissing with prejudice the litigation against Actavis. Details of the settlement are confidential, and the parties have submitted the agreement to the Federal Trade Commission and the Department of Justice, as required by federal law. The expiration date for the latest expiring Abstral patent listed in the FDA’s Orange Book is September 2019.

The SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation. We cannot predict with certainty the outcomes of this investigation, but the cost of defending against lawsuits and complying with the government investigation could be substantial and could significantly divert management’s attention and resources. The outcome of this investigation could require us to take, or refrain from taking, actions which could negatively affect our operations, could require us to pay substantial amounts of money and could make it more difficult to obtain capital or access our revolving line of credit. Negative publicity surrounding this government investigation and legal actions also may harm our reputation and the demand for our products. Any one of these results could negatively affect our operations, financial condition and liquidity and impair our ability to grow or sustain our business.
On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office in District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We are unable to predict whether we could become subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or and/or federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on The NASDAQ Capital Market under the symbol “GALE ” The following table shows the high and low per-share sale prices of our common stock for the periods indicated:

	High	Low
2014
First Quarter	$7.77	$2.15
Second Quarter	3.58	1.66
Third Quarter	3.36	2.00
Fourth Quarter	2.26	1.48
2015
First Quarter	$2.12	$1.33
Second Quarter	2.39	1.27
Third Quarter	1.92	1.10
Fourth Quarter	1.83	1.37
Holders
As of February 29, 2016, there were approximately 545 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.
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

Equity Compensation Plan

The following table sets forth certain information as of December 31, 2015, regarding securities authorized for issuance under our equity compensation plans:

	(a)	(b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by our security holders:
Amended and Restated 2007 Incentive Plan	13,261,950	$2.58	8,177,252
Equity compensation plans not approved by our security holders:
Employee Stock Purchase Plan	NA	NA	528,131
Outstanding warrants (1)	482,186	$3.40	—
Total	13,744,136	$2.61	8,705,383

(1)
The warrants shown were issued in discrete transactions from time to time as compensation for services rendered by consultants, advisers or other third parties, and do not include warrants sold in private placement or public offering transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the services providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from three to ten years from the grant date.

Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2010 in each of Galena Biopharma, Inc. common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and Standard & Poor's Index (S&P 500). All values assume reinvestment of pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock performance.

COMPARISON OF FIVE YEAR CUMULATIVE RETURNS

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dollar Value
2010
2011
2012
2013
2014
2015
Galena Biopharma, Inc.
S&P 500
NASDAQ Composite
NASDAQ Biotechnology

	As of December 31,
	2010	2011	2012	2013	2014	2015
Galena Biopharma, Inc.(1)	$100.00	$18.22	$59.30	$192.25	$58.53	$56.98
S&P 500	100.00	102.09	118.31	156.21	177.32	179.76
NASDAQ Composite	100.00	99.23	116.80	163.38	187.42	200.70
NASDAQ Biotechnology	100.00	112.06	148.73	146.78	331.57	370.60
(1) The cumulative return depicted above for Galena Biopharma, Inc. does not include the value of our former subsidiary, RXi Pharmaceuticals Corporation ("RXi"), which we spun off to our stockholders in April 2012. See Note 3 of the notes to the consolidated financial statements for additional information about the spin-off.

Recent Sales of Unregistered Securities
During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating expenses:
Research and development (1)	$23,611	$27,674	$20,424	$14,614	$3,851
General, and administrative (1)	10,609	16,226	8,065	6,585	8,635
Non-operating income (loss) (1)	(4,371)	15,616	(41,786)	(13,178)	9,079
Loss from continuing operations (1)	(38,956)	(28,284)	(71,327)	(33,325)	(3,407)
Loss from continuing operations per share, basic and diluted (1)	$(0.25)	$(0.24)	$(0.79)	$(0.53)	$(0.09)
	As of December 31,
	2015	2014	2013	2012	2011
Total assets (1)	$82,144	$80,488	$87,976	$54,986	$30,968
Total debt (1)	4,739	8,402	9,892	—	—
Other long-term obligations (1)	11,560	11,704	11,874	11,311	9,654
Total stockholders' equity (1)	13,513	37,059	5,886	27,756	10,112

(1) See Note 3 of the notes to the consolidated financial statements for discussion of our spin-off of RXi activities being classified as discontinued operations in the consolidated statements of expenses for 2012 and 2011. The net assets of RXi were removed from the consolidated balances sheet as of the date of the spin-off and were recorded as an equity distribution. The selected financial data referenced for the years ended December 31, 2012 and 2011 are exclusive of RXi activities.

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
You may have difficulty evaluating our business, because we completed a partial spin off of RXi on April 26, 2012. Since the partial spin-off, our financial statements have no longer reflected the consolidated financial condition and results of operations of RXi, and we have accounted for our partial ownership of RXi based on the cost method of accounting. In addition, during the quarter ended September 30, 2015 the company completed a strategic review of the company's commercial business including the ongoing sale, distribution and marketing of our two commercial products, Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film (our “commercial business” asset group). As a result of the review, we made a determination to sell or otherwise dispose of our commercial business, which was completed during the quarter ended December 31, 2015. These actions caused the company to meet the relevant criteria for reporting the company's commercial business as held for sale and in discontinued operations. For these reasons, the historical consolidated financial information included in this annual report does not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future.

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “company”) is a biopharmaceutical company committed to the development and commercialization of targeted oncology therapeutics that address major unmet medical needs. Galena’s development portfolio is focused primarily on addressing the rapidly growing patient populations of cancer survivors by harnessing the power of the immune system to prevent cancer recurrence. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including novel cancer immunotherapy programs led by NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. NeuVax is currently in a pivotal, Phase 3 breast cancer clinical trial with several concurrent Phase 2 trials ongoing both as a single agent and in combination with other therapies. GALE-301 is in a Phase 2a clinical trial in ovarian and endometrial cancers and in a Phase 1b clinical trial given sequentially with GALE-302.

We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop novel cancer immunotherapies to address unmet medical needs through the use of peptide-based vaccines targeting well-established tumor antigens. One of our key strategies is to target the adjuvant setting in patients with higher risk of recurrence, who had their primary treatment for cancer and have no evidence of disease, and are more likely to benefit from treatment via immunotherapy. Our immunotherapy programs are currently targeting two key areas: secondary prevention intended to significantly decrease the risk of disease recurrence in breast, gastric, and ovarian cancers; and primary prevention intended to cease or delay ductal carcinoma in situ (DCIS) from becoming invasive breast cancer.

•
Expand our development pipeline by enhancing the clinical and geographic footprint of our technologies. We intend to accomplish this through the initiation of new clinical trials and potentially through acquisition of additional oncology programs.

•	Leverage partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical opportunities in a cost effective and efficient manner.

•
Focus our resources on our valuable and expanding clinical development programs. On November 19, 2015 we sold our Abstral® (fentanyl) Sublingual Tablets product and related assets and on December 24, 2015 we sold Zuplenz (ondansetron) Oral Soluble Film product and related assets, and as of December 31, 2015, we ceased our commercial operations.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions to determine the fair value of all its stock options granted:

	2015	2014
Risk free interest rate	1.67%	2.01%
Volatility	73.97%	79.37%
Expected lives (years)	6.16	6.16
Expected dividend yield	0.00%	0.00%

The Company’s expected common stock price volatility assumption are based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual terms of the options. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates.

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

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the year ended December 31, 2015, we issued warrants to purchase approximately 14,000,000 shares of common stock, in connection with equity transactions. There were no warrants issued during the year ended December 31, 2014 in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined, and the warrants are determined not to be indexed to the company’s own stock.

The derivative liabilities are remeasured each period end to the estimated fair value. The fair value of our derivative liabilities is estimated using the appropriate pricing model, with the following assumptions used for the initial measurement of warrants granted:

	2015	2014
Risk free interest rate	1.41%	NA
Volatility	73.41%	NA
Expected lives (years)	5	NA
Expected dividend yield	0.00%	NA

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

The Company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2015.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2015, we determined there were no variable interest entities required to be consolidated.

The acquisition of the Abstral U.S. rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transaction.

The Company met the relevant criteria for reporting the commercial operations as held for sale as of September 30, 2015, and as a result, assessed the commercial asset group for impairment pursuant to ASC Topic 360, Property, Plant, and Equipment. The net carrying value of the commercial asset group was compared to its fair value as of September 30, 2015. The Company determined that the fair value using a risk adjusted net present value of deal consideration received from bids from potential acquirers. The Company determined that the carrying value exceeded its fair value and as a result recorded an $8.1 million impairment charge on assets classified as held for sale in the quarterly period ended September 30, 2015.

Refer to Note 14 of the notes to the consolidated financial statements for further information regarding the acquisition of Abstral U.S. rights and Note 19 as to our reporting the commercial operations as held for sale and in discontinued operations.

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

Discontinued Operations

We met the relevant criteria for reporting our commercial business as held for sale and in discontinued operations in the accompanying financial statements as of December 31, 2015 and 2014 and for the three years ended December 31, 2015, pursuant to FASB ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, and FASB ASC Topic 360, Property, Plant, and Equipment.

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

For the year ended December 31, 2015, our net loss was $63.9 million compared with net losses of $36.6 million and $76.7 million for the years ended December 31, 2014 and 2013, respectively. Loss from continuing operations for the year ended December 31, 2015, was $39.0 million compared with losses from continuing operations of $28.3 million and $71.3 million for the years ended December 31, 2014 and 2013, respectively.

During the third quarter of 2015, the Company completed its strategic review and concluded to solely focus its resources on its clinical development pipeline and our management and board of directors committed to pursue a plan to sell or otherwise divest the Company’s commercial business. These actions caused the company to meet the relevant criteria for reporting the Company’s commercial business as held for sale and in discontinued operations. Discontinued operations for the years ended December 31, 2015, 2014 and 2013 is comprised of the revenue, expenses, gains and losses of our commercial business. Our loss from discontinued operations for the year ended December 31, 2015 was $24.9 million compared with losses from discontinued operations of $8.3 million and $5.4 million for the years ended December 31, 2014 and 2013, respectively. The loss from discontinued operations for the year ended December 31, 2015 includes an $8.1 million impairment charge recognized in the third quarter of 2015 and $4.5 million in the loss on the sale of the commercial assets.

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses and compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the years ended December 31, 2015, 2014, and 2013 were as follows (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Research and development expense	$23,611	$27,674	(15)%	$27,674	$20,424	35%

The majority of our research and development expenses relate to our pivotal Phase 3 PRESENT clinical trial using NeuVax as a HER2 directed cancer immunotherapy under evaluation to prevent breast cancer recurrence after standard of care treatment. The trial costs are more significant during the recruitment and enrollment phase. We established more than 140 sites in 13 counties and screened over 3,300 patients in order to enroll qualifying patients who currently have no available treatment options to maintain their disease-free status after their standard of care. Once the patient is enrolled, they enter the monitoring phase, which lasts the later of three years of treatment or an event (recurrence or death). On April 14, 2015 we announced the completion of over-enrollment in the PRESENT trial of 758 patients, which was 7.7% higher than called for under our FDA-approved Special Protocol Assessment.

The decrease of 15% in our research and development expenses from 2014 to 2015 is primarily due to the decrease in enrollment efforts surrounding our Phase 3 PRESENT clinical trial. The majority of the patients in the trial were enrolled in 2014. The completion of over-enrollment in April 2015 reduced expenses related to the trial as we enter the monitoring phase and we continue toward our expected interim analysis in the second quarter of 2016 and final endpoint in 2018. The decrease in recruitment and enrollment expenses related to the Phase 3 PRESENT clinical trial were partially offset by the expansion of our clinical pipeline to 8 clinical trials in 2015. We expect 2016 research and development expenses to increase as we continue to expand our clinical pipeline and the hiring of additional headcount for quality, safety, data management, clinical operations, and regulatory affairs as our clinical trials progress and approach their respective endpoints and as we begin preparations towards filing our BLA for NeuVax.

The increase of 35% in our research and development expenses from 2013 to 2014 is primarily due to the increase in enrollment efforts surrounding our Phase 3 PRESENT clinical trial. The majority of our patients enrolled in the PRESENT clinical trial were enrolled in 2014. In addition to the increased enrollment efforts previously discussed, we also expanded our development pipeline to 6 clinical trials in 2014.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. General and administrative expense for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	% Change
General and administrative expense	$10,609	$16,226	(35)%

The year-over-year decrease was significantly impacted by the reduction in legal expenses related to the ongoing litigation and proceedings described in Part I, Item 3 of this report, which were approximately $7 million in 2014. We exceeded the retention (deductible) under our insurance policy during the third quarter of 2014, and therefore realized insurance recoveries of $2 million that partially offset these fees. In 2015, excluding legal expenses associated with the litigation settlement, the majority of the legal expenses incurred were paid by our insurance carriers. In addition to a reduction in legal expenses, non-cash stock-based compensation decreased $3.3 million from 2014 to 2015.

Selling, general and administrative expense for the years ended December 31, 2014 and 2013 was as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	% Change
General and administrative expense	$16,226	$8,065	101%

The year-over-year increase was significantly impacted by legal expenses related to the ongoing litigation and proceedings described in Part I, Item 3 of this report, which were approximately $7 million in 2014. We exceeded the retention (deductible) under our insurance policy during the third quarter of 2014, and therefore realized insurance recoveries of $2 million that partially offset these fees. In addition to an increase in legal expenses, non-cash stock-based compensation increased $2.8 million from 2013 to 2014.

Non-Operating Income (Expense)

Non-operating expense for the year ended December 31, 2015 and 2014 was as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change
Non-operating income (expense):
Litigation settlement	$(5,282)	$—	$(5,282)
Change in fair value of warrants potentially settleable in cash	1,162	16,556	(15,394)
Interest income (expense), net	(760)	(1,110)	350
Other income (expense)	509	170	339
Total non-operating income (expense), net	$(4,371)	$15,616	$(19,987)

The increase to our non-operating expense in 2015 was primarily due to a $15.4 million increase in the fair value of warrants accounted for as liabilities. The increase in the estimated fair value of our warrant liabilities was primarily related to the issuance of 14.0 million warrants during our March 2015 underwritten public offering. In addition to the new warrant issuance the increase in the estimated fair value of our warrant liabilities was partially offset due to the decrease in our common stock price, which declined from $1.51 per share as of January 1, 2015 to $1.47 per share as of December 31, 2015, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities.

In addition to the increase in our warrant liability, on December 4, 2015 we announced the settlement of the In Re Galena Biopharma, Inc. Derivative Litigation and In Re Galena Biopharma, Inc. Securities Litigation. The majority of the $20.0 million settlement payment for settlement of In Re Galena Biopharma, Inc. Securities Litigation is covered by the Company's insurance carriers and $3.3 million will be paid by the Company through a combination of $2.3 million in cash and $1.0 million in shares of the Company's common stock. In addition, to obtain the agreement of the insurance carriers to fund most of the settlement, we also agreed to pay all outstanding defense attorney fees going forward with respect to this litigation and opt out securities litigation.

Non-operating income (expense) for the year ended December 31, 2014 and 2013 was as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	$ Change
Non-operating income (expense):
Change in fair value of warrants potentially settleable in cash	$16,556	$(44,001)	$60,557
Interest income (expense), net	(1,110)	(807)	(303)
Other income (expense)	170	3,022	(2,852)
Total non-operating income (expense), net	$15,616	$(41,786)	$57,402

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

Income Taxes

For the year ended December 31, 2015, we recognized an income tax expense of $0.4 million. This expense relates to indefinite lived deferred tax liabilities. For the year ended December 31, 2013 we recognized an income tax expense of $1.1 million. This expense offsets the tax impact related to the unrealized loss on our marketable securities, which is presented as other comprehensive income, net of tax, in our consolidated statement of comprehensive loss. During 2013, we reclassified the entire amount of unrealized gain on marketable securities into net loss as we liquidated all of our marketable securities. There was no income tax expense or benefit during the year ended December 31, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Loss from Discontinued Operations

During the quarter ended September 30, 2015, we completed a strategic review of our commercial business and operations, and as a result of that review we sold the assets of our commercial business during the fourth quarter of 2015. We believe this disposition allows us to focus our resources on our valuable and expanding clinical development programs and maximize the value of these assets to our shareholders. Our loss from discontinued operations for the year ended December 31, 2015 was $24.9 million compared with losses from discontinued operations of $8.3 million and $5.4 million for the years ended December 31, 2014 and 2013, respectively.
The following table represents the components attributable to the commercial business in 2015, 2014 and 2013 that are presented in the consolidated statements of comprehensive loss as discontinued operations (in thousands):

	2015	2014	2013
Net revenue	$9,734	$9,319	$2,487
Cost of revenue	(1,780)	(1,403)	(520)
Amortization of certain acquired intangible assets	(921)	(440)	(131)
Research and development	(355)	(680)	(651)
Selling, general, and administrative	(17,655)	(15,118)	(6,536)
Impairment charge from classification as held for sale	(8,071)	—	—
Loss on sale of commercial business assets	(4,549)	—	—
Severance and exit costs	(1,349)	—	—
Loss from discontinued operations	$(24,946)	$(8,322)	$(5,351)

The 2015, 2014 and 2013 discontinued operations are comprised of the net revenue, cost of revenue, and expenses attributable to our commercial operations, which we sold in the fourth quarter of 2015.

•Net Revenue included in discontinued operations comprises revenue from the sale of Abstral, which was provided by our commercial operations.
•Cost of revenue included in discontinued operations consists of direct products costs and related overhead, Abstral royalties based on net revenue, inventory obsolescence, and other direct costs.
•Research and development expense included in discontinued operations consists of expenses related to our Abstral RELIEF trial and other product stability costs.
•Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that are required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outsider services necessary to support the commercial operations.
•Impairment charge from classification as held for sale included in discontinued operations consists of impairment recognized from determining that the carrying value exceeds the fair value of the assets.
•Loss on sale of commercial business assets included in discontinued operations consists of the calculation of the gain or loss recognized upon the sale of the company's commercial products, Abstral and Zuplenz, and their related assets.
•Severance and exit costs included in discontinued operations consists of one-time termination benefits provided to employees that were part of the commercial business and did not accept employment opportunities at the companies who purchased Abstral and Zuplenz. In addition to severance costs there are costs included to terminate contracts prior to their contractual term with no economic benefit to the Company.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $29.7 million as of December 31, 2015, compared with $23.7 million as of December 31, 2014.

The increase of approximately $6.1 million in cash and cash equivalents from December 31, 2014 to December 31, 2015 was attributable to $47.4 million net proceeds received from the sale of common stock and $11.3 million in proceeds from the sale of Abstral and Zuplenz. The increase was partially offset by $48.2 million net cash used in operating activities and $3.9 million principal payments on long-term debt.

On March 18, 2015, we announced the closing of our underwritten public offering of 24,358,974 shares of common stock and 12,179,487 warrants to purchase our common stock at an exercise price of $2.08 per share. The underwriters also exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,826,923 shares of our common stock. On April 10, 2015, the underwriters exercised their option to purchase an additional 3,653,846 shares of common stock providing us additional net proceeds of $5.4 million. The total net proceeds to us were approximately $40.8 million.

On January 12, 2016, we closed on our underwritten public offering of 19,772,727 shares of common stock and 11,863,636 warrants to purchase our common stock at an exercise price of $1.42 per share. The underwriters also exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,779,545 shares of our common stock. The total net proceeds to us were approximately $20.1 million.

In addition to the funds raised through underwritten public offerings, we maintain a purchase agreement with Lincoln Park Capital LLC (LPC) and At Market Issuance Sales Agreements (ATM) with future availability of $42.2 million and $15.4 million, respectively subject to certain terms and conditions. We used the LPC purchase agreement in the fourth quarter of 2014 and the first quarter of 2015 raising $8.5 million and $4.4 million, respectively, by issuing 5.2 million and 2.7 million shares of our common stock. In addition, we used the ATM in the fourth quarter of 2014 and the first quarter of 2015 raising $2.3 million by issuing 1.4 million shares of our common stock in both quarters. In light of our current stock price to continue to rely on sales of our common stock under the LPC purchase agreement, we will need to obtain certain revisions to the terms and conditions of the LPC purchase agreement. We may also continue to use the ATM, or other instruments, in order to fund our operations going forward.

We expect to continue to incur operating losses as we continue to advance our product candidates through the drug development and the regulatory process. In the absence of revenue, our potential sources of operational funding are proceeds from the sale of equity, funded research and development payments, debt financing arrangements, and payments received under partnership and collaborative agreements.

We believe that our existing cash and cash equivalents, funding available under an amended LPC purchase agreement, ATM and other instruments, should be sufficient to fund our operations for at least one year. This projection is based on our current planned operations, and subject to changes in our plans, uncertainties inherent in our business, and the need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the year ended December 31, 2015 and 2014 ($ in thousands):

	For the Year Ended December 31,
	2015		2014
Cash flows from continuing operations:
Cash flows used in continuing operating activities	$(38,802)		$(37,037)
Cash flows provided by (used in) continuing investing activities	(354)		(2,472)
Cash flows provided by continuing financing activities	43,845		24,260
Total cash flows provided by (used in) continuing operations	4,689		(15,249)

Cash flows from discontinued operations:
Cash flows used in discontinued operating activities	(9,358)		(5,832)
Cash flows provided by (used in) discontinued investing activities	10,749	—	(3,056)
Total cash flows provided by (used in) discontinued operations	1,391		(8,888)

Total cash flows:
Cash flows used in operating activities	(48,160)		(42,869)
Cash flows provided by (used in) investing activities	10,395		(5,528)
Cash flows provided by financing activities	43,845		24,260
Total increase (decrease) in cash and cash equivalents	$6,080		$(24,137)

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $48.2 million for the year ended December 31, 2015, compared with $42.9 million for the year ended December 31, 2014. The increase of approximately $5.3 million resulted primarily from an increase in cash used in our discontinued operations of $3.5 million as well as increased legal expenses of our litigation settlement that was announced in the fourth quarter of 2015.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $10.4 million for the year ended December 31, 2015, compared with net cash used in investing activities of $5.5 million for the year ended December 31, 2014. The sale of our commercial business assets in the fourth quarter of 2015 resulted in the receipt of $11.3 million partially offset by purchases of property and equipment. The cash used in investing activities in 2014 was a $2.4 million initial payment for GALE-401 rights and the $3.1 million initial cash payment for U.S. right to Zuplenz.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $43.8 million for the year ended December 31, 2015, compared with $24.3 million for the year ended December 31, 2014. In 2015, we received proceeds of $47.4 million from the issuance of common stock and $0.3 million from the exercise of common stock options and warrants, partially offset by $3.9 million in principal payments on long-term debt. In 2014, we received proceeds of $10.7 million from the issuance of common stock and $15.3 million from the exercise of common stock options and warrants, partially offset by $1.8 million in principal payments on long-term debt.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2015 (in thousands):

	Payment Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Long-term debt (1)	$4,739	$—	$—	$4,739
Cancelable license agreements (2)	350	700	7,165	8,215
Non-cancelable employment agreements (2)	850	—	—	850
Non-cancelable operating leases (2)	316	639	487	1,442
Total	$6,255	$1,339	$7,652	$15,246

(1) Long-term debt payments presented are comprised of principal and interest payments. See Note 6 of the notes to the consolidated financial statements for additional information on our long-term debt.

(2) See Note 7 of the notes to the consolidated financial statements for additional information on the referenced contractual obligations.

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

GALENA BIOPHARMA, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Galena Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Galena Biopharma, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years the ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Galena Biopharma, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Portland, Oregon
March 10, 2016

GALENA BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$29,730	$23,650
Restricted cash	401	200
Litigation settlement insurance recovery	21,700	—
Prepaid expenses and other current assets	1,398	1,237
Current assets of discontinued operations	392	27,013
Total current assets	53,621	52,100
Equipment and furnishings, net	335	285
GALE-401 rights	9,255	9,255
In-process research and development	12,864	12,864
Goodwill	5,898	5,897
Deposits and other assets	171	87
Total assets	$82,144	$80,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,597	$1,886
Accrued expenses and other current liabilities	5,292	8,885
Litigation settlement payable	25,000	—
Fair value of warrants potentially settleable in cash	14,518	5,383
Current portion of long-term debt	4,739	3,910
Current liabilities of discontinued operations	5,925	7,169
Total current liabilities	57,071	27,233
Deferred tax liability	5,418	5,053
Contingent purchase price consideration	6,142	6,651
Long-term debt, net of current portion	—	4,492
Total liabilities	68,631	43,429
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 275,000,000 shares authorized, 162,581,753 shares issued and 161,906,753 shares outstanding at December 31, 2015; 200,000,000 shares authorized, 130,146,341 shares issued and 129,471,341 shares outstanding at December 31, 2014	15	12
Additional paid-in capital	296,730	256,377
Accumulated deficit	(279,383)	(215,481)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	13,513	37,059
Total liabilities and stockholders’ equity	$82,144	$80,488
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$23,611	$27,674	$20,424
General and administrative	10,609	16,226	8,065
Total operating expenses	34,220	43,900	28,489
Operating loss	(34,220)	(43,900)	(28,489)
Non-operating income (expense):
Litigation settlement	(5,282)	—	—
Gain (loss) on warrant derivative liability	1,162	16,556	(44,001)
Interest expense, net	(760)	(1,110)	(807)
Other income	509	170	3,022
Total non-operating income (expense), net	(4,371)	15,616	(41,786)
Loss from continuing operations before income taxes	(38,591)	(28,284)	(70,275)
Income tax expense	365	—	1,052
Loss from continuing operations	(38,956)	(28,284)	(71,327)
Loss from discontinued operations	(24,946)	(8,322)	(5,351)
Net loss	$(63,902)	$(36,606)	$(76,678)
Net loss per common share:
Basic and diluted per share, continuing operations	$(0.25)	$(0.24)	$(0.79)
Basic and diluted loss per share, discontinued operations	$(0.16)	$(0.07)	$(0.06)
Basic and diluted net loss per share	$(0.41)	$(0.31)	$(0.85)
Weighted-average common shares outstanding: basic and diluted	155,264,729	119,388,366	90,181,501
Comprehensive loss
Net loss	$(63,902)	$(36,606)	$(76,678)
Reclassification of unrealized gain upon sale of marketable securities	—	—	(2,678)
Tax effect of reclassification of unrealized gain upon sale of marketable securities	—	—	1,052
Total comprehensive loss	$(63,902)	$(36,606)	$(78,304)
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2012	83,595,837	$8	$132,168	$1,626	$(102,197)	$(3,849)	$27,756
Issuance of common stock	20,125,000	2	37,537	—	—	—	37,539
Common stock warrants issued in connection with September 2013 common stock offering	—	—	(8,238)	—	—	—	(8,238)
Issuance of common stock upon exercise of warrants	5,320,669	—	22,064	—	—	—	22,064
Issuance of common stock in settlement of contingent purchase price consideration	492,988	—	1,247	—	—	—	1,247
Issuance of common stock warrants with long-term debt financing	—	—	351	—	—	—	351
Issuance of common stock in exchange for services	99,998	—	211	—	—	—	211
Issuance of common stock in connection with employee stock purchase plan	52,532	—	163	—	—	—	163
Stock based compensation for directors and employees	—	—	1,886	—	—	—	1,886
Stock based compensation for services	—	—	644	—	—	—	644
Reclassification of unrealized gain upon the sale of marketable securities, net of tax of $1,052	—	—	—	(1,626)	—	—	(1,626)
Exercise of stock options	413,677	—	567	—	—	—	567
Net loss	—	—	—	—	(76,678)	—	(76,678)
Balance at December 31, 2013	110,100,701	$10	$188,600	$—	$(178,875)	$(3,849)	$5,886
Issuance of common stock	6,633,008	1	10,704	—	—	—	10,705
Issuance of common stock under milestone achievement	4,381,215	—	9,340	—	—	—	9,340
Issuance of common stock upon exercise of warrants	5,467.027	1	37,741	—	—	—	37,742
Issuance of common stock in connection with employee stock purchase plan	114,630	—	263	—	—	—	263
Stock based compensation for directors and employees	—	—	5,253	—	—	—	5,253
Stock based compensation for services	—	—	134	—	—	—	134
Exercise of stock options	3,449,760	—	4,342	—	—	—	4,342
Net loss	—	—	—	—	(36,606)	—	(36,606)
Balance at December 31, 2014	130,146,341	$12	$256,377	$—	$(215,481)	$(3,849)	$37,059
Issuance of common stock	32,158,685	3	47,413	—	—	—	47,416
Common stock warrants issued in connection with March 2015 common stock offering	—	—	(10,296)	—	—	—	(10,296)
Issuance of common stock in connection with employee stock purchase plan	231,312	—	309	—	—	—	309
Stock based compensation for directors and employees	—	—	2,896	—	—	—	2,896
Exercise of stock options	45,415	—	31	—	—	—	31
Net loss	—	—	—	—	(63,902)	—	(63,902)
Balance at December 31, 2015	162,581,753	$15	$296,730	$—	$(279,383)	$(3,849)	$13,513
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2015		2014		2013
Cash flows from operating activities:
Cash flows from continuing operating activities:
Net loss from continuing operations	$(38,956)		$(28,284)		$(71,327)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	355		362		286
Gain on sale of marketable securities	—		—		(3,911)
Deferred taxes	365		—		1,052
Non-cash stock-based compensation	1,931		4,666		2,307
Litigation settlement payable in common stock	1,000	—	—		—
Fair value of common stock issued in exchange for services	—		—		211
Change in fair value of common stock warrants	(1,161)		(16,556)		44,001
Change in fair value of contingent consideration	(509)		(170)		926
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(245)		(1,078)		437
Litigation settlement insurance recovery	(21,700)		—		—
Litigation settlement payable	24,000		—		—
Accounts payable	(289)		(21)		(69)
Accrued expenses and other current liabilities	(3,593)		4,044		2,811
Net cash used in continuing operating activities	(38,802)		(37,037)		(23,276)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(24,946)		(8,322)		(5,351)
Loss on sale of commercial assets	4,549		—		—
Impairment charge from classification of assets held for sale	8,071		—		—
Changes in operating assets and liabilities attributable to discontinued operations	2,968		2,490		(302)
Net cash used in discontinued operating activities	(9,358)		(5,832)		(5,653)
Net cash used in operating activities	(48,160)		(42,869)		(28,929)
Cash flows from investing activities:
Change in restricted cash	(201)		—		(99)
Cash paid for acquisition of GALE-401	—		(2,415)		—
Purchase of short-term investments	—		—		3,911
Cash paid for purchase of equipment and furnishings	(153)		(57)		(320)
Net cash provided by (used in) continuing investing activities	(354)		(2,472)		3,492
Net proceeds received from sale of commercial assets	11,283		—		—
Cash paid for commercial assets	(534)		(3,056)		(15,532)
Net cash provided by (used in) discontinued investing activities	10,749	—	(3,056)	—	(15,532)
Net cash provided by (used in) investing activities	10,395		(5,528)		(12,040)
Cash flows from financing activities:
Net proceeds from issuance of common stock	47,416		10,704		37,539
Net proceeds from exercise of stock options	31		4,342		567
Proceeds from exercise of warrants	—		10,717		7,815
Proceeds from common stock issued in connection with ESPP	309		263		163
Net proceeds from issuance of long-term debt	—		—		9,865
Principal payments on long-term debt	(3,911)		(1,766)		—
Net cash provided by financing activities	43,845		24,260		55,949
Net increase (decrease) in cash and cash equivalents	6,080		(24,137)		14,980
Cash and cash equivalents at the beginning of period	23,650		47,787		32,807
Cash and cash equivalents at end of period	$29,730		$23,650		$47,787

	For the Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$18	$15	$19
Cash paid during the periods for interest	$541	$800	$547
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$10,296	$—	$8,238
Reclassification of warrant liabilities upon exercise	$—	$27,026	$14,249
Common stock issued in settlement of contingent purchase price consideration	$—	$—	$1,247
Change in fair value of marketable securities before settlement	$—	$—	$(2,678)
Issuance of common stock in settlement of GALE-401 milestone	$—	$6,840	$—
Fair value of shares issued to acquire Zuplenz rights	$—	$2,500	$—
Future obligations for Zuplenz rights included in accrued expenses	$—	$2,716	$—

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company committed to the development and commercialization of targeted oncology therapeutics that address major unmet medical needs. Galena’s development portfolio is focused primarily on addressing the rapidly growing patient populations of cancer survivors by harnessing the power of the immune system to prevent cancer recurrence. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including novel cancer immunotherapy programs led by NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. NeuVax is currently in a pivotal, Phase 3 breast cancer clinical trial with several concurrent Phase 2 trials ongoing both as a single agent and in combination with other therapies. GALE-301 is in a Phase 2a clinical trial in ovarian and endometrial cancers and in a Phase 1b clinical trial given sequentially with GALE-302.

We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop novel cancer immunotherapies to address unmet medical needs through the use of peptide-based vaccines targeting well-established tumor antigens. One of our key strategies is to target the adjuvant setting in patients with higher risk of recurrence, who had their primary treatment for cancer and have no evidence of disease, and are more likely to benefit from treatment via immunotherapy. Our immunotherapy programs are currently targeting two key areas: secondary prevention intended to significantly decrease the risk of disease recurrence in breast, gastric, and ovarian cancers; and primary prevention intended to cease or delay ductal carcinoma in situ (DCIS) from becoming invasive breast cancer.

•
Expand our development pipeline by enhancing the clinical and geographic footprint of our technologies. We intend to accomplish this through the initiation of new clinical trials and potentially through acquisition of additional oncology programs.

•	Leverage partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical opportunities in a cost effective and efficient manner.

•
Focus our resources on our valuable and expanding clinical development programs. On November 19, 2015 we sold our Abstral® (fentanyl) Sublingual Tablets product and related assets and on December 24, 2015 we sold Zuplenz (ondansetron) Oral Soluble Film product and related assets, and as of December 31, 2015, we ceased our commercial operations.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Galena pursuant to the generally accepted accounting principles (GAAP). Unless the context otherwise indicates, references in these notes to the “Company,” “we,” “us” or “our” refer (i) to Galena, our wholly owned subsidiary, Apthera, Inc., or “Apthera,” and our wholly owned subsidiary, Mills Pharmaceuticals, Inc. or "Mills."

Discontinued Operations - As described in Note 17, during the quarter ended September 30, 2015 the Company met the relevant criteria for reporting the commercial operations as held for sale and in discontinued operations, pursuant to FASB Topic 205-20, Presentation of Financial Statements - Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. The Company generally considers assets to be held for sale when (i) the transaction has been approved by the board of directors or management vested with authority to approve the transaction, (ii) the assets are available for immediate sale in their present condition, (iii) the company has initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the transaction is probable, (v) the assets are being actively marketing for sale at a price that is reasonable in relation to the current fair value, and (vi) the transaction is expected to qualify for recognition as a completed sale, within one year. Following the classification of property and equipment for sale, the Company discontinues depreciating the asset and writes down the asset to the lower of the carrying value or fair market value, if needed. During the quarter ended December 31, 2015, the Company completed the sale of the commercial products and the related assets.

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

Accounts Receivable - The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs analysis to evaluate accounts receivables to ensure recorded amounts reflect estimated net realizable value. Accounts receivable are classified as current assets held for sale as detailed in Note 17.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories — Inventories are stated at the lower of cost or market value and are determined using the first-in, first-out ("FIFO") method. Inventories consist of Abstral work-in-process and finished goods. The Company had entered into manufacturing and supply agreements for the manufacture and packing of Abstral finished goods. As of December 31, 2014, the Company had inventories of $655,000, consisting of $455,000 of work-in-process and $200,000 of finished goods. As of December 31, 2015, the Company had no inventory on hand with the sale of our commercial assets in the fourth quarter of 2015. Inventories are classified as current assets of discontinued operations as detailed in Note 17.

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2015.

Assets and Liabilities of Discontinued Operations (Held for Sale) -

Contingent Purchase Price Consideration — Contingent consideration is recorded at the estimated fair value as of the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of comprehensive loss.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition - The Company recognized revenue from the sale of Abstral. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

We sold Abstral product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively, our "customers," subject to rights of return. During the year ended December 31, 2013, we began recognizing Abstral product sales at the time title transfers to our customer, and providing for an estimate of future product returns. Revenue from product sales is recorded net of provisions for estimated returns, prompt pay discounts, wholesaler discounts, rebates, chargebacks, patient assistance program rebates and other deductions as needed. Net revenue is included in discontinued operations as detailed in Note 17.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Patient Assistance Programs - The Company offers discount card programs to patients for Abstral in which patients receive discounts on their Abstral prescriptions that are reimbursed by the company. The Company estimates the total amount that will be recognized based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognizes the discount as a reduction of revenue and as an other current liability in the same period the related revenue is recognized.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2015, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

The acquisition of the Abstral U.S. rights has been accounted for as an asset acquisition and not a business combination. The purchase price, including transaction costs, was recorded as an intangible asset related to the license and distribution rights acquired in the transaction. No other significant assets or liabilities were acquired or assumed in the transaction. The license and distribution rights will be amortized over ten years in a pattern based on our Abstral sales projections. The acquisition of the Zuplenz U.S. rights has been accounted for as a business combination. Refer to Note 14 for further information regarding the acquisition of Abstral U.S. rights and Zuplenz U.S. rights.

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

For the years ended December 31, 2015 and 2013, we recognized income tax of $365,000 and $1,052,000, respectively. There was no income tax expense or benefit for the year ended December 31, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of December 31, 2015, the company’s cash equivalents were invested in money market mutual funds. The Company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of December 31, 2015, we had approximately $30,432,000 in interest-bearing accounts above federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss and other comprehensive income related to the unrealized gain (loss), net of tax, on our marketable securities, which were classified as available-for-sale.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. Recently Issued Accounting Pronouncements

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

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-01 will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes or ASU 2015-17. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance will become effective for us beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. Early adoption is permitted. At the time of adoption, we will reclassify current deferred tax amounts on our Consolidated Balance Sheets as noncurrent. We are evaluating the impact of the method of adoption of this standard on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) or ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

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

The Company agreed in the securities purchase agreement to distribute to our stockholders on a share-for-share basis a total of approximately 66,959,894 RXi shares, which distribution was made in April 2012. The Company retained 33,476,595 shares of common stock of RXi, which were subject to a one-year lock-up period that expired on April 27, 2013. On July 24, 2013, RXi effected a 1-for-30 reverse stock split of its outstanding shares of common stock, including RXi shares held by the Company. The Company fully liquidated its position in RXi common stock during the year ended December 31, 2013, the Company sold 1,115,887 RXi shares, on a post-split basis, for total proceeds of $3,911,000, which is included in other income as realized gains on sale of marketable securities. There were no shares sold during the years ended December 31, 2015 and 2014.

The Company classified the RXi activities for previously reported periods as discontinued operations in the consolidated statements of comprehensive loss retroactively for all periods presented. The net assets of RXi were removed from the consolidated balance sheet as of the date of the spin-off, and were recorded as an equity distribution.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,171	$29,171	$—	$—
Total assets measured and recorded at fair value	$29,171	$29,171	$—	$—
Liabilities:
Warrants potentially settleable in cash	$14,518	$—	$14,518	$—
Contingent purchase price consideration	6,142	—	—	6,142
Total liabilities measured and recorded at fair value	$20,660	$—	$14,518	$6,142

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,477	$19,477	$—	$—
Total assets measured and recorded at fair value	$19,477	$19,477	$—	$—
Liabilities:
Warrants potentially settleable in cash	$5,383	$—	$5,383	$—
Contingent purchase price consideration	6,651	—	—	6,651
Total liabilities measured and recorded at fair value	$12,034	$—	$5,383	$6,651

The company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2015 or 2014. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2015 and 2014 is as follows (in thousands):

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2014	$6,821
Change in the estimated fair value of the contingent purchase price consideration	(170)
Balance, December 31, 2014	6,651
Change in the estimated fair value of the contingent purchase price consideration	(509)
Balance at December 31, 2015	$6,142

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Clinical development expense	$3,294	$6,967
Compensation and related benefits	1,535	1,040
Professional fees	435	821
Interest expense	28	57
Accrued expenses and other current liabilities	$5,292	$8,885

6. Long-term Debt

On May 8, 2013 we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we may borrow up to $15 million (the “Loan”) in two tranches. We borrowed $10 million on May 8, 2013. The Loan payments included 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we paid the lender a 1% cash facility fee and a 5.5% cash final payment and granted to the lenders seven-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which equaled a 20-day average market price of our common stock prior to the date of the grant.

As of December 31, 2015, future schedule principal payments to be made on long-term debt are as follows (in thousands):

2016 Principal Payments	$4,254
Add - 5.5% cash final payment (less Unamortized debt issuance costs)	485
Carrying value of long-term debt	$4,739

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Legal Proceedings, Commitments and Contingencies

Legal Proceedings

On December 3, 2015, we agreed in principle to resolve and settle the consolidated shareholder derivative action, In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI, currently pending in the United States District Court for the District of Oregon against us and certain of our current and former officers and directors. The settlement will not become effective until approved by the Court. The settlement includes a payment of $15 million in cash by our insurance carriers, which we will use to fund a portion of the class action settlement, and cancellation of 1,200,000 outstanding director stock options. The settlement also will require that we adopt and implement certain corporate governance measures and will provide that the plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and expenses up to $5 million. Any fees and expenses awarded by the court to the plaintiffs’ counsel will be paid by our insurance carriers. The settlement will not include any admission of wrongdoing or liability on the part of us or the individual defendants and will include a full release of us and the individual defendants in connection with the allegations made in the consolidated federal derivative actions and state court derivative actions.

On December 3, 2015, we also agreed in principal to resolve and settle the securities putative class action lawsuit, In re Galena Biopharma, Inc. Securities Litigation, Civil Action No. 3:14-cv-00367-SI, pending against us, certain of our current and former officers and directors and other defendants in the United States District Court for the District of Oregon. The agreement, which is subject to shareholder notice and Court approval, provides for a settlement payment of $20 million to the class and the dismissal of all claims against us and the other defendants in connection with the consolidated federal securities class actions. Of the $20 million settlement payment to the class, $16.7 million will be paid by our insurance carriers and $3.3 million will be paid by us through a combination of $2.3 million in cash and $1 million in shares of our common stock. In addition to the $3.3 million payable accrued as of December 31, 2015 the company paid $2.0 million in December 2015 in attorney fees outstanding as a condition of the settlement. We will be responsible for defense costs and any settlements or judgments incurred for any related opt-out lawsuits.

The litigation settlement is summarized as follow (in thousands)

Amount
Class action settlement	$20,000
Derivative settlement	5,000
Total settlement payable	25,000

Payable by the insurance carriers	21,700
Payable by the company in cash	2,300
Payable by the company in common stock	1,000
Total settlement payable	$25,000

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the company to avoid making the contingent payments; however, the company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations that may require future cash payments as of December 31, 2015 are as follows (in thousands):

	Operating Leases(1)	Non-Cancelable Employment Agreements(2)	Subtotal	Cancelable License Agreements(3)	Total
2016	$316	$850	$1,166	$350	$1,516
2017	323	—	323	350	673
2018	316	—	316	350	666
2019	251	—	251	4,200	4,451
2020 and thereafter	236	—	236	2,965	3,201
Total	$1,442	$850	$2,292	$8,215	$10,507

(1)
Operating leases are primarily facility and equipment related obligations with third party vendors. Operating lease expenses during the years ended December 31, 2015, 2014, and 2013 were approximately $116,000, $72,000 and $77,000, respectively.

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

The Company applies the disclosure provisions FASB ASC Topic 460 (“ASC 460”), “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. TheCompany provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications give rise only to the disclosure provisions of ASC 460. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in its financial statements related to these indemnifications.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Stockholders’ Equity

Preferred Stock — The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, privileges and restrictions, including voting rights, dividend conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance. To date, the Company has not issued any preferred shares.

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

At Market Issuance Sales Agreements - On May 24, 2013 the Company entered into At Market Issuance Sales Agreements (ATM) with MLV & Co. LLC and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. The ATM is available to the Company until it is terminated by the Agents or the Company. During the year ended December 31, 2015 we received $2.3 million by issuing 1.4 million shares of our common stock. During the year ended December 31, 2014, we received $2.3 million in net proceeds from the sale of 1.4 million shares of our common stock through the ATM. There were no sales of our common stock under the ATM in 2013. On December 4, 2015 we replenished the ATM limit up to $20 million in gross proceeds available for future sales of our common stock.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Equity Transactions — During 2013, the Company issued a total of 492,988 shares of common stock to the holders of the Company's outstanding contingent value rights holders for a milestone payment with a total fair market value of $1,247,000.

9. Warrants

The following is a summary of warrant activity for the years ended December 31, 2015 and 2014 (in thousands):

	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	Other Warrant Issuances	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2014	—	6,442	4,917	1,158	1,444	889	14,850
Granted	—	—	—	—	—	300	300
Exercised	—	(2,469)	(1,886)	(543)	(327)	(469)	(5,694)
Expired	—	—	—	—	(916)	—	(916)
Outstanding, December 31, 2014	—	3,973	3,031	615	201	720	8,540
Granted	14,006	—	—	—	—	—	14,006
Expired	—	—	—	—	—	(238)	(238)
Outstanding, December 31, 2015	14,006	3,973	3,031	615	201	482	22,308
Expiration	March 2020	September 2018	December 2017	April 2017	Varies 2014-2016	Varies 2014-2020

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in March 2015, September 2013, December 2012, April 2011, March 2011, March 2010 and August 2009. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as other income (expense). The fair value of the warrants is estimated using an appropriate pricing model with the following inputs:

	As of December 31, 2015
	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants
Strike price	$2.08	$2.50	$1.83	$0.65	$0.65	$2.02
Expected term (years)	4.22	2.72	1.98	1.31	0.18	0.24
Volatility %	75.85%	74.70%	76.37%	65.60%	47.98%	71.41%
Risk-free rate %	1.58%	1.24%	1.05%	0.77%	—%	—%

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31, 2014
	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants	March 2010 Warrants
Strike price	$2.50	$1.90	$0.65	$0.65	$2.15
Expected term (years)	3.72	2.98	2.31	1.18	1.24
Volatility %	75.60%	76.85%	78.24%	77.38%	77.12%
Risk-free rate %	1.30%	1.09%	0.80%	0.32%	0.35%

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

The changes in fair value of the warrant liability for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	Other Warrant Issuances	Total
Warrant liability, January 1, 2014	$—	$22,950	$18,060	$5,069	$2,886	$48,965
Fair value of warrants granted	—	—	—	—	—	—
Fair value of warrants exercised	—	(12,713)	(10,086)	(2,906)	(1,321)	(27,026)
Change in fair value of warrants	—	(7,677)	(5,947)	(1,538)	(1,394)	(16,556)
Warrant liability, December 31, 2014	—	2,560	2,027	625	171	5,383
Fair value of warrants granted	10,296	—	—	—	—	10,296
Fair value of warrants exercised	—	—	—	—	—	—
Change in fair value of warrants	41	(627)	(462)	(88)	(25)	(1,161)
Warrant liability, December 31, 2015	$10,337	$1,933	$1,565	$537	$146	$14,518

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of our Loan financing, we granted Oxford Financial LLC warrants to purchase 182,186 shares of common stock at an exercise price of $2.47 per share, which equaled to the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using the Black Scholes model. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $1.93 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Stock-Based Compensation

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

The following table summarizes the components of stock-based compensation expense in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Research and development	$350	$484	$754
General and administrative	1,591	4,903	2,150
Total stock-based compensation	$1,941	$5,387	$2,904

The company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	2015	2014	2013
Risk free interest rate	1.67%	2.01%	1.57%
Volatility	73.97%	79.37%	77.98%
Expected lives (years)	6.16	6.16	6.25
Expected dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2015 and 2014 was $1.07 and $1.74 per share, respectively.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015, there was $5,662,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.85 years.

As of December 31, 2015, an aggregate of 26,500,000 shares of common stock were reserved for issuance under the Company’s 2007 Incentive Plan, including 13,262,000 shares subject to outstanding common stock options granted under the plan and 8,177,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2014	8,590	$3.25
Granted	6,743	1.63
Exercised	(39)	0.79
Cancelled	(2,032)	2.31
Outstanding at December 31, 2015	13,262	$2.58
Options exercisable at December 31, 2015	7,192	$3.22

The weighted average remaining contractual life of options outstanding as of December 31, 2015, 2014, and 2013 was 7.63, 7.35, and 8.09, respectively. The weighted average remaining contractual life of options exercisable as of December 31, 2015, 2014, and 2013 was 6.20, 6.51, and 6.76, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2015, 2014, and 2013 was $539,000, $610,000, and $30,537,000, respectively. The aggregate intrinsic value of exercisable options as of December 31, 2015, 2014, and 2013 was $518,000, $509,000, and $16,376,000, respectively. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company's common stock and the exercise price of the underlying options.

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $37,000, $13,429,000, and $890,000 respectively.

Employee Stock Purchase Plan — The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 85% of the market value per share on either the first or last day of the semi-annual period, whichever is lower. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (a) 250,000 shares increased on each anniversary of the adoption of the Plan by 1% of the total shares of stock then outstanding and (b) 1,000,000 shares. As of December 31, 2015, an aggregate of 528,131 shares of common stock were authorized and available for future issuance under the ESPP. The company has issued 471,869 shares under the ESPP through December 31, 2015.
Restricted Stock Units — In addition to options to purchase shares of common stock, the Company may grant restricted stock units (“RSU”) as part of its compensation package. If granted, each RSU would be granted at the fair market value of the Company's common stock on the date of grant. Vesting is determined on a grant-by-grant basis.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Other Income

Other income is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Realized gain on sale of marketable securities	$—	$—	$3,911
Change in fair value of the contingent purchase price liability	509	170	(926)
Miscellaneous other income	—	—	37
Total other income	$509	$170	$3,022

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2015	2014
Warrants to purchase common stock	22,308	8,540
Options to purchase common stock	13,262	8,590
Total	35,570	17,130

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13. Income Taxes
The components of federal and state income tax expense are as follows (in thousands):

	As of December 31,
	2015	2014	2013
Current
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred expense (benefit)
Federal	332	—	894
State	33	—	158
Total deferred	365	—	1,052
Total income tax expense (benefit)	$365	$—	$1,052
The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2015	2014
Net operating loss carryforwards	$75,221	$53,950
Tax credit carryforwards	3,866	3,590
Stock based compensation	5,050	4,676
Other	1,430	190
Licensing deduction deferral	9,910	8,919
Gross deferred tax assets	95,477	71,325
Valuation allowance	(95,477)	(71,325)
Net deferred tax asset	$—	$—
The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
In-process research and development not subject to future amortization for tax purposes	$5,418	$5,053
Gross deferred tax liability	$5,418	$5,053

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows (in thousands):

	As of December 31,
	2015	2014	2013
Expected federal income tax benefit	$(21,603)	$(12,447)	$(25,713)
State income taxes after credits	(2,375)	(1,283)	(3,676)
Unrealized gain on marketable securities	—	—	1,052
Changes in warrant value	(456)	(6,503)	17,283
Stock compensation	508	3,996	813
Effect of change in valuation allowance	24,029	17,275	11,408
Income tax credits	(276)	(42)	(240)
Other	538	(996)	125
	$365	$—	$1,052
The Company has incurred net operating losses from inception. At December 31, 2015, the Company had domestic federal and state net operating loss carryforwards of approximately $200.0 million and $183.5 million, respectively, available to reduce future taxable income, which expire at various dates beginning in 2015 through 2035. The Company also had federal and state research and development tax credit carryforwards of approximately $2.5 million and $2.1 million, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2023 through 2035. The income tax expense for the year ended December 31, 2015 relates to indefinite lived deferred tax liabilities. The income tax expense for the year ended December 31, 2013 relates to the realized gain on sale of marketable securities.
At December 31, 2015, approximately $1.4 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercises of stock options. If utilized, this portion of the Company's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. The deferred tax assets related to net operating losses have been accordingly reduced by $0.6 million for the year ended December 31, 2015.
Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable.
Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred income tax valuation allowance has been recorded against these assets. The valuation allowance increased by $24.0 million and $17.4 million for the years ended December 31, 2015 and 2014, respectively.
The Company files income tax returns in the U.S. federal, Massachusetts, Colorado, California, Connecticut, Georgia, Oregon, and Texas jurisdictions. The Company is subject to tax examinations for the 2010 tax year and beyond. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. License Agreements

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 19, 2015, Galena Biopharma, Inc. (the “Company”) and Sentynl Therapeutics Inc., a Delaware corporation (“Sentynl”), entered into and closed upon an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to Sentynl and Sentynl agreed to purchase from the Company, certain assets of the Company related to and including its Abstral® (fentanyl) sublingual tablets product (“Abstral”). The assets sold and assigned to Sentynl pursuant to the Purchase Agreement included all of the Company’s rights and interests in the Asset Purchase Agreement by and between the Company and Orexo AB (“Orexo”) dated March 15, 2013, and the License Agreement by and between the Company and Orexo dated March 18, 2013 (collectively, the “Orexo Agreements”). The Company’s future obligations under the Orexo Agreements were assumed by Sentynl pursuant to such assignment. The Purchase Agreement further provides that the Company will continue to be responsible for any pre-closing liabilities and obligations related to Abstral, as well for certain channel liabilities related to Abstral for a period of time post-closing. In connection with the transactions contemplated by the Purchase Agreement, the Company assigned to Sentynl all of its rights to and interests in the Orexo Agreements. In connection with such assignment, Orexo released the Company from any future liabilities and obligations under the Orexo Agreements.

The total potential consideration payable to the Company under the Purchase Agreement is $12 million, comprised of an $8 million upfront payment and up to an aggregate of $4 million, consisting of two one-time payments based on Sentynl's achievement of "net sales" of Abstral in amounts ranging from $25 million to $35 million.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 17, 2015, Galena Biopharma, Inc. (the “Company”) and Midatech Pharma PLC, a public limited company organized under the laws of England and Wales (“Midatech”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to Midatech and Midatech agreed to purchase from the Company, certain assets of the Company related to and including its Zuplenz® (ondansetron) Oral Soluble Film (“Zuplenz”). The assets to be sold and assigned to Midatech pursuant to the Purchase Agreement include all of the Company’s rights and interests in the License and Supply Agreement by and between the Company and MonoSol Rx, LLC (“MonoSol”) dated July 17, 2014 (the “MonoSol License”). The Company’s future obligations under the MonoSol agreement will be assumed by Midatech pursuant to such assignment. The Purchase Agreement further provides that the Company will continue to be responsible for any pre-closing liabilities and obligations related to Zuplenz, as well for certain channel liabilities related to Zuplenz for a period of time post-closing. The transaction was completed on December 24, 2015.

The total potential consideration payable to the Company under the Purchase Agreement is $29.75 million, comprised of an $3.75 million upfront payment upon the closing and up to an aggregate of $26 million, consisting of four one-time payments based on Midatech's achievement of "net sales" of Zuplenz in amounts ranging from $12 million to $70 million.

Through a separate agreement with MonoSol entered into on December 16, 2015 (the “MonoSol License Amendment”), (i) the Company and MonSol agreed to amend the MonoSol License in order to reduce the number of field representatives that the Company is required to maintain with respect to Zuplenz, and (ii) the Company agreed to pay MonoSol $900,000 of the upfront fee payable to the Company under the Purchase Agreement and 20% of any future milestone payments received by the Company under the Purchase Agreement.

On December 24, 2015, the Company and Midatech closed upon the Purchase Agreement. In connection with the closing of the transactions contemplated by the Purchase Agreement, the Company assigned to Midatech all of its rights to and interests in the Company’s License and Supply Agreement, dated July 17, 2014 (the “MonoSol License”). As a result of such assignment, Midatech assumed all of the Company’s obligations under the MonoSol License.

15. Related Party Transactions
Since 2011, the Company has retained TroyGould PC as outside corporate counsel. Sanford J. Hillsberg, the Chairman of the Company, is a senior lawyer with TroyGould PC. The Company incurred $577,000, $553,000, and $577,000 for services provided by TroyGould PC during the years ended December 31, 2015, 2014, and 2013, respctively. At December 31, 2015 and 2014 Galena owed $20,000 and $97,000, respectively, to TroyGould PC.

16. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by the Company’s board of directors. The Company may also make additional discretionary profit sharing contributions in amounts as determined by the Board of Directors, subject to statutory limitations. Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. The Company intends the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that the Company will be able to deduct its contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of a number of investment options. The Company made matching contributions totaling $115,000 for the year ended December 31, 2015. For the years ending December 31, 2014 and 2013, the Company made matching contributions totaling $70,000 and $35,000, respectively

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17. Discontinued Operations

As part of the Company's strategic objective to focus its resources on its development pipeline, our management and board of directors decided and committed to pursue a plan to sell or otherwise divest the Company’s commercial business during the third quarter of 2015. The Company’s commercial business was comprised of two products: Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film. As described in Note 14, both products were sold in the fourth quarter of 2015.

The Company met the relevant criteria for reporting the commercial business as held for sale and in discontinued operations in the accompanying financial statements as of December 31, 2015 and 2014 and for the years then ended, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. The Company assessed the commercial business net asset group for impairment pursuant to FASB Topic 360, as discussed in Note 1, determining that the carrying value exceeded the fair value of the assets, therefore the company recorded a $8.1 million impairment charge as of September 30, 2015.

The Company entered into an agreement with a third party firm to assist the company with the divestiture of its commercial operations including identifying potential acquirers. Pursuant to the terms of the agreement, in the event the Company successfully completed a divestiture through the sale of its commercial operations to a third-party, the Company paid a success fee to the third party firm in an amount of $0.9 million, reimbursement for reasonable out-of-pocket expenses and agreed to pay 5% of realized future revenue and payment streams.

The Company entered into compensatory arrangements related to the divestiture of our commercial business with certain members of commercial management. Under the terms of these arrangements, if the Company met certain sales and margin numbers in the fourth quarter of 2015 and successfully completes a divestiture through sale of its commercial operations to a third-party, the Company paid a retention fee to the three employees in a combined total amount equal to $352,000 or 3% of cash consideration received as upfront payment in the transactions. These employees will also receive severance payments equal to one month’s salary for between four and seven months. In addition to these compensatory agreements loss from discontinued operations includes one-time termination benefits provided to employees that were part of the commercial business and did not accept employment opportunities at the companies who purchased Abstral and Zuplenz.

The following table describes the net proceeds from the sale and the assets and liabilities sold, net of selling costs (in thousands):

	Sale of Abstral and related assets on November 19, 2015	Sale of Zuplenz and related assets on December 24, 2015
Net proceeds from sales
Total consideration	$8,348	$3,750
Less selling costs*	(815)	(1,050)
Proceeds from sale, net of selling costs	$7,533	$2,700
*Note selling costs related to the sale of Zuplenz and related assets are included in accrued liabilities and were paid in the first quarter of 2016.

In addition to the upfront proceeds received from the sale of Abstral and Zuplenz and their related assets, the Company is eligible to receive up to $30 million in future milestone payments based on future net revenue of the products. The additional consideration will be recognized in the period that the net revenue milestones are achieved.

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the commercial operations to assets held for sale in the balance sheets (in thousands):

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2015	2014
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable	$392	$1,535
Inventories	—	655
Prepaid expenses and other current assets	—	1,747
Equipment and furnishings, net	—	270
Abstral rights, net	—	14,533
Zuplenz rights	—	8,101
Goodwill	—	172
Total current assets of discontinued operations	$392	$27,013

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$1,491	$385
Accrued expenses and other current liabilities	4,434	6,784
Total current liabilities of discontinued operations	$5,925	$7,169

The following table represents the components attributable to the commercial business in 2015, 2014, and 2013 that are presented in the consolidated statements of comprehensive loss as discontinued operations (in thousands):

	2015	2014	2013
Net revenue	$9,734	$9,319	$2,487
Cost of revenue	(1,780)	(1,403)	(520)
Amortization of certain acquired intangible assets	(921)	(440)	(131)
Research and development	(355)	(680)	(651)
Selling, general, and administrative	(17,655)	(15,118)	(6,536)
Impairment charge form classification as held for sale	(8,071)	—	—
Loss on sale of commercial business assets	(4,549)	—	—
Severance and exit costs	(1,349)	—	—
Loss from discontinued operations	$(24,946)	$(8,322)	$(5,351)

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18. Selected Quarterly Financial Data (Unaudited)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Net revenue	$2,750	$3,382	$2,166	$1,436
Gross profit on net revenue (1)	$2,357	$2,914	$1,454	$1,229
Net loss	$(10,537)	$(15,660)	$(18,026)	$(19,678)
Net loss per share	$(0.08)	$(0.10)	$(0.11)	$(0.12)

2014
Net revenue	$2,173	$2,331	$1,620	$3,195
Gross profit on net revenue (1)	$1,751	$1,886	$1,303	$2,536
Net loss	$(2,536)	$(19,941)	$(6,173)	$(7,506)
Net loss per share	$(0.02)	$(0.17)	$(0.05)	$(0.06)

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

19. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the Company did not have any material recognizable or unrecognizable subsequent events.

January 2016 Underwritten Public Offering - On January 12, 2016 the cCompany closed an underwritten public offering of 19,772,727 units at a price to the public of $1.10 per unit for gross proceeds of $21.8 million (the January 2016 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.60 of a share of common stock at an exercise price of $1.42 per share. The January 2016 Offering included an over-allotment option for the underwriters to purchase an additional 2,965,909 shares of common stock and/or warrants to purchase up to 1,779,545 shares of common stock. On January 12, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,779,545 shares of common stock. The underwriters did not exercise their over-allotment option to purchase 2,965,909 shares of our common stock. The total net proceeds of the January 2016 Offering, including the exercise of the over-allotment option to purchase the warrants, were $20.1 million, after deducting underwriting discounts and commissions and offering expense payable by the company.

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
Evaluation of Disclosure Controls and Procedure Management’s report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework (2013) issued by the COSO, our Chief Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Galena Biopharma, Inc.

We have audited Galena Biopharma, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Galena Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Galena Biopharma, Inc. as of December 31, 2015 and 2014, and the consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Portland, Oregon
March 10, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the “Proxy Statement,” not later than 120 days after the fiscal year ended December 31, 2015. The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

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

GALENA BIOPHARMA, INC.

By:	/s/ Mark W. Schwartz

Mark W. Schwartz, Ph.D.
President and Chief Executive Officer

Date: March 10, 2016

By:	/s/ John T. Burns

John T. Burns
Controller and Principal Accounting Officer

Date: March 10, 2016

Dated: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark W. Schwartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016
Mark W. Schwartz, Ph. D.

/s/ John T. Burns.	Controller (Principal Accounting Officer)	March 10, 2016
John T. Burns

/s/ Sanford J. Hillsberg	Director, Chairman of the Board	March 10, 2016
Sanford J. Hillsberg

/s/ William L. Ashton	Director	March 10, 2016
William L. Ashton

/s/ Richard Chin	Director	March 10, 2016
Richard Chin, M.D.

/s/ Irving M. Einhorn	Director	March 10, 2016
Irving M. Einhorn

/s/ Stephen S. Galliker	Director	March 10, 2016
Stephen S. Galliker

/s/ Steven A. Kriegsman	Director	March 10, 2016
Steven A. Kriegsman

/s/ Rudolph Nisi	Director	March 10, 2016
Rudolph Nisi, M.D.

ITEM 15. EXHIBITS

Exhibit Number	Description
1.1	At Market Issuance Sales Agreement dated May 24, 2013 between Galena Biopharma, Inc. and Maxim Group LLC.(25)
1.2	At Market Issuance Sales agreements dated May 24, 2013 between Galena Biopharma, Inc. and MLV & Co. LLC.(25)
2.1	Unit Purchase Agreement, dated as of January 12, 2014, between Galena Biopharma, Inc. and Mills Pharmaceuticals, LLC.+(19)
3.1	Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), as amended as of June 28, 2013.(2)
3.2	Certificate of Ownership and Merger.(11)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Galena Biopharma, Inc.(26)
3.4	Amended and Restated By-Laws of Galena Biopharma, Inc., as amended as of August 6, 2013.(2)
4.1	Form of Warrant Agreement by and Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A.(1)
4.2	Form of Common Stock Purchase Warrant issued in March 2010.(14)
4.3	Form of Five-Year Common Stock Purchase Warrant issued in March 2011.(15)
4.4	Form of Common Stock Purchase Warrant issued in April 2011.(16)
4.5	Warrant No. 2012-1 in favor of Legend Securities, Inc. issued in February 2012.(4)
4.6	Form of December 2012 Warrant.(17)
4.7	Form of warrants granted on May 8, 2013 under the Loan and Security Agreement set forth as Exhibit 10.21.(18)
4.8	Warrant Agreement, dated as of March 18, 2015, by and among Galena Biopharma, Inc., Computershare, Inc. and Computershare Trust Company, N.A.(26)
4.9	Warrant Agreement, dated as of January 12, 2016, by and among Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A.**
10.1
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

10.6
Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.7
Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).(5)

10.8
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

10.10
Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).+(5)

10.11	Scientific Advisory Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and George E. Peoples, Ph.D., dated May 1, 2011.(6)
10.12
Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and its wholly-owned subsidiary, Apthera, Inc.+(5)

10.13
Agreement and Plan of Merger by and among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Diamondback Acquisition Corp., Apthera, Inc. and Robert E. Kennedy, in his capacity as the Stockholder Representative, dated March 31, 2011.(7)

10.14
Exclusive License Agreement, dated effective as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), The Board of Regents of the University of Texas System and The University of Texas M.D. Anderson Cancer Center.+(10)

10.15	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Employee Stock Purchase Plan.*(12)
10.16	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.+(4)
10.17	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and Galena Biopharma, Inc.(4)
10.18	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(22)
10.19	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) Amended and Restated 2007 Incentive Plan.*(23)
10.20	License and Supply Agreement, effective December 3, 2012, between Galena Biopharma, Inc. and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals.+(6)
10.21	Loan and Security Agreement dated May 8, 2013 among Galena Biopharma, Inc., Apthera, Inc., Oxford Finance LLC and the Lenders listed on Schedule 1.1 thereto.(18)
10.22	License and Development Agreement, dated January 13, 2014, between Galena Biopharma, Inc. and Dr. Reddy’s Laboratories, Ltd.+(19)
10.23	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.+(19)
10.24	License and Supply Agreement dated as of July 17, 2014 between Galena Biopharma, Inc. and MonoSol Rx, LLC.+(21)
10.25	Employment Agreement, dated September 16, 2014, between Galena Biopharma, Inc. and Mark W. Schwartz, Ph.D.*(20)
10.26	Purchase Agreement, dated as of November 18, 2014, by and between Galena Biopharma, Inc. and Lincoln Park Capital Fund, LLC.(24)
10.27	Form of Incentive Stock Option under the Galena Biopharma, Inc., Amended and Restated 2007 Incentive Plan.*(26)
10.28	Form of Nonstatutory Stock Option under the Galena Biopharma, Inc., Amended and Restated 2007 Incentive Plan.*(26)
10.29	Amendment to Galena Biopharma, Inc. Amended and Restated 2007 Incentive Plan.*(27)
10.30	Separation and Consulting Agreement, dated as of June 24, 2015, by and between Galena Biopharma, Inc. and Margaret Kivinski, and General Release, dated as of June 24, 2015, by Margaret Kivinski.*(26)
10.31	Employment Offer Letter effective June 25, 2015, between Galena Biopharma, Inc. and Thomas J. Knapp.*(26)
10.32	Settlement and License Agreement dated October 23, 2015 between Galena Biopharma, Inc., Actavis Laboratories FL, Inc., and Orexo AB.(28)+
10.33	Employment Agreement, dated as of October 30, 2015, between Galena Biopharma, Inc. and Bijan Nejadnik, M.D.* **

10.34	Asset Purchase Agreement, dated November 19, 2015, between Galena Biopharma, Inc. and Sentynl Therapeutics Inc.**
10.35	Amendment, dated as of December 16, 2015, to License and Supply Agreement dated as of July 17, 2014 between Galena Biopharma, Inc. and MonoSol Rx, LLC.**
10.36	Asset Purchase Agreement, dated December 17, 2015, between Galena Biopharma, Inc. and Midatech Pharma PLC.**
10.37	Separation Agreement and Releases, dated December 31, 2015, between Galena Biopharma, Inc. and Ryan Dunlap.** *
10.38	Amendment, dated December 31, 2015, to Employment Offer Letter effective June 25, 2015, between Galena Biopharma, Inc. and Thomas J. Knapp.* **
10.39	Form of Undertaking re Advancement of Expenses between Galena Biopharma, Inc. and certain of its Existing or Former Directors and Executive officers.* **
14.1	Code of Ethics and Conduct.(13)
21.1	Subsidiaries of the Registrant.(19)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.**
31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.**
31.2	Sarbanes-Oxley Act Section 302 Certification of John T. Burns.**
32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and John T. Burns.**
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.

__________________________

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 13, 2013 (File No. 001-33958) and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 9, 2013 (File No. 001-33958) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-33958) and incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2012 (File No. 001-33958) and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 12, 2013 (File No. 001-33958) and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 5, 2011 (File No. 001-33958) and incorporated by reference herein.

(8)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(9)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 31, 2011 (File No. 001-33958) and incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 21, 2011 (File No. 001-33958) and incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 26, 2011 (File No. 001-33958) and incorporated by reference herein.

(12)	Previously filed as Annex B to the Company's Proxy Statement on Schedule 14A, filed on April 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Form 10-K filed on April 15, 2008 (File No. 001-33958) incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 23, 2010 (File No. 001-33958) and incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Form 8-K filed on March 1, 2011 (File No. 001-33958) and incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Form 8-K filed on April 15, 2011 (File No. 001-33958) and incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Form 8-K filed on December 19, 2012 (File No. 001-33958) and incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 9, 2013 (File No. 001-33958) and incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Form 10-K filed on March 17, 2014 (File No. 001-33958) incorporated by reference herein.

(20)	Previously filed as an Exhibit to the Company’s Form 8-K filed on September 18, 2014 (File No. 001-33958) and incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 11, 2014 (File No. 001-33958) and incorporated by reference herein.

(22)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2012 (File No. 001-33958) and incorporated by reference herein.

(23)	Previously filed as Annex B to the Company’s Proxy Statement on Schedule 14A filed on April 29, 2013 (File No. 001-33958) and incorporated by reference herein.

(24)	Previously filed as an Exhibit to the Company’s Form 8-K filed on November 20, 2014 (File No. 001-33958) and incorporated by reference herein.

(25)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on May 24, 2013 (File No. 333-188849) and incorporated by reference herein.

(26)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 6, 2015 (File No. 001-33958) and incorporated by reference herein.

(27)	Previously filed as Annex B to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2015 and incorporated by reference herein by reference.

(28)	Previously filed as an Exhibit to the Company’s Form 10-Q filed on November 9, 2015 (File No. 001-33958) and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

+
This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.