Form 10-K/A
period 2015-12-31
Galena Biopharma, Inc.
filed 2016-03-11
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

Galena Biopharma, Inc. is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 10, 2016 (the "Original Filing") solely to correct a typographical error in the content of Item 1A, "Risk Factors." The typographical error appears in the second full paragraph under the "Risks Relating to Our Former Commercial Operations" on page 19 of the Original Filing. In the fourth sentence of that paragraph the word "not" was inadvertently left out. The correct sentence is as follows: "We are not a target or subject of that investigation." Except for that correction, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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
A federal investigation of two of the high-prescribing physicians for Abstral has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. The criminal trial is set for some time in 2016. We have received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama, which is handling the criminal trial, and are cooperating in the production of documents. We are not a target or subject of that investigation. There also have been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies may be investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office in District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We are unable to predict whether we could become subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.
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