Form 10-K/A
period 2015-12-31
Galena Biopharma, Inc.
filed 2016-04-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K /A
Amendment No. 2

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

EXPLANATORY NOTE

Galena Biopharma, Inc. is filing this Amendment No. 2 on Form 10-K/A ("Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 10, 2016 (the "Original Filing") solely to replace the Report of Independent Registered Public Accounting Firm (“Report”) which appeared on page 59 and the audit opinion over the internal control over financial reporting (“audit opinion”) on page 91 with a Report and audit opinion that includes the three years ended December 31, 2015, 2014, and 2013. The Report and audit opinion inadvertently omitted the year ended December 31, 2013 in the form of Report and audit opinion filed with the Original Filing and with Amendment No. 1 to its Original Filing on Form 10-K/A on March 11, 2016.

Except for Item 8 and 9A - Financial Statements And Supplementary Data and Controls and Procedures, no other Parts or disclosures from the Original Filing and Amendment No. 1 are included in this Amendment, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Filing and Amendment No. 1 and does not modify or update disclosures presented in the Original Filing and Amendment No. 1 in any way.

Among other things, forward-looking statements made in the Original Filing and Amendment No. 1 have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing and Amendment No. 1 (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing and Amendment No. 1.

New certifications of our principal executive and financial officers are included as exhibits to this Form 10-K/A.

GALENA BIOPHARMA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item No.	Description	Page No.
8	Financial Statements and Supplementary Data	6
9A	Controls and Procedures	39
Index to Exhibits
EX-23.1
EX-31.1
EX-31.2
EX-32.1

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GALENA BIOPHARMA, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Galena Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Galena Biopharma, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 , in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Galena Biopharma, Inc. as of December 31, 2015 and 2014, and the consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 , and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Portland, Oregon
March 10, 2016

ITEM 15. EXHIBITS

Exhibit Number	Description
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.**
31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.**
31.2	Sarbanes-Oxley Act Section 302 Certification of John T. Burns.**
32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and John T. Burns.**
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

101.PRE	XBRL Taxonomy Extension Presentation.

**	Filed herewith.