Form 10-K/A
period 2015-12-31
Galena Biopharma, Inc.
filed 2016-04-29
CIK 1390478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

(855) 855-4253

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Based on the closing price of the Registrant’s common stock as reported on the NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $275,097,000.

As of April 28, 2016, Galena Biopharma, Inc. had outstanding 181,837,117 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

EXPLANATORY NOTE

Galena Biopharma, Inc. (“Galena”, or the “Company”) is filing this Amendment No. 3 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016, and as amended by Amendment No. 2 filed on April 15, 2016 and Amendment No. 1 filed on March 11, 2016 (the “Amended Form 10-K”).

The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Amended Form 10-K which information was previously omitted from the Amended Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Amended Form 10-K. In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of Galena’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of Galena’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Amended Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Amended Form 10-K and with our filings with the SEC subsequent to the Amended Form 10-K.

GALENA BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of April 28, 2016.

William L. Ashton, 65, was appointed as a director on April 26, 2013. Mr. Ashton has been a principal at Harrison Consulting Group, Inc., a privately-held biopharmaceutical consulting firm, since 2013. Mr. Ashton was the founding Dean of the Mayes College of Healthcare Business and Policy from 2005 to 2008 and was the Senior Vice President of External Affairs and an Assistant Professor at University of the Sciences in Philadelphia, Pennsylvania until 2013. From 1989 to 2005, Mr. Ashton held a number of positions at Amgen Inc., a biotechnology company, including Vice President of U.S. Sales and Vice President of Commercial and Government Affairs. Mr. Ashton currently serves on the boards of Recro Pharma, Inc., a publicly-held global pharmaceutical company, the Academy of Notre Dame, and Loyola University. Previously, he served on the boards of Sucampo Pharmaceuticals, Inc, the National Osteoporosis Foundation, and the Friends of the National Library of Medicine at the National Institutes of Health. Mr. Ashton holds a B.S., Education, from the California University of Pennsylvania and an M.A., Education, from the University of Pittsburgh.

Richard Chin, M.D., 49, has served as a director since 2009. Dr. Chin is a physician with extensive expertise in drug and biologics development. He has overseen multiple investigational new drug applications and new drug applications/biologic license applications, and has authored several textbooks on clinical trial medicine. Since 2012, Dr. Chin has been the President and Chief Executive Officer and director of Kindred Biosciences, Inc., a public biopharmaceutical company. From October 2008 until December 2011, he was Chief Executive Officer of OneWorld Health, a Bill and Melinda Gates Foundation-funded nonprofit organization engaged in developing drugs for neglected diseases. From July 2006 until October 2008, Dr. Chin was President and Chief Executive Officer of Oxigene, Inc., a biotechnology company. From June 2004 to July 2006, he served at Elan Pharmaceuticals, initially as Senior Vice President of Medical Affairs, and then as Senior Vice President of Global Development. From March 1999 to June 2004, Dr. Chin served in various roles at Genentech, Inc., now a Division of Roche Group, culminating in his last position as the Head of Clinical Research for Biotherapeutics Unit, overseeing clinical development of all Genentech products except for oncology products. Dr. Chin currently serves as an adjunct professor at the University of California at San Francisco. Previously, he was a member of the board of directors for ImmunoCellular Therapeutics, Ltd. Dr. Chin received his M.D. from Harvard University and also holds a law degree from Oxford University, where he studied as a Rhodes Scholar.

Irving M. Einhorn, J.D., 74, was appointed as a director on March 14, 2014. Mr. Einhorn started his career in 1972 as a SEC Staff attorney. He rose to increasingly more responsible positions culminating in his appointment as Regional Administrator of the Commission’s Los Angeles Regional Office where he was responsible for overseeing in excess of 100 staff members whose function was to implement the SEC’s regulatory and law enforcement mandates principally in the Western United States. Subsequent to leaving the SEC in 1989, Mr. Einhorn has engaged in the private practice of law focused exclusively on federal, state and self-regulatory organization securities enforcement and securities compliance matters.

Stephen Galliker, CPA, 69, has served as a director since 2007. Mr. Galliker has served as the Chief Financial Officer of Kindred Biosciences, Inc., a public biopharmaceutical company, from September 10, 2013 to August 2014, after which he retired. Mr. Galliker served as the Executive Vice President, Finance and Administration, and Chief Financial Officer of Dyax Corp., a biopharmaceutical company focused on advancing novel biotherapeutics for unmet medical needs, from 1999 until his retirement in July 2008. From 1996 to 1999, Mr. Galliker was the Chief Financial Officer of Excel Switching Corporation, a developer and manufacturer of open switching platforms for telecommunications networks, and was Excel’s Vice President, Finance and Administration from 1997 to 1999. Mr. Galliker was also a director of Osteotech, Inc., a formerly public medical device company, until its merger into Medtronic, Inc. in November 2010. Mr. Galliker received a B.S. from Georgetown University and an M.B.A. from the University of Chicago, and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

Mary Ann Gray, Ph.D., 63, was announced as a new director on April 26, 2016 and is being nominated for election at the 2016 annual meeting of stockholders. Dr. Gray is President of Gray Strategic Advisors, LLC, which she started in 2003 and which provides strategic advice to both public and private biotechnology companies. Previously, she spent three and a half years with the Federated Kaufmann Fund focusing on both public and private healthcare investments. Prior to joining the Kaufmann Fund, Dr. Gray was a sell-side biotechnology analyst for nine years with Kidder Peabody, Dillon Read and Raymond James. Dr. Gray currently serves on the public company boards of Acadia Pharmaceuticals, Inc., Senomyx Inc., TetraLogic and Juniper Pharmaceuticals, Inc. At Acadia she also serves as chairman of the audit committee and on the compensation committee. At Senomyx she is chair of the compensation committee. At TetraLogic she is chair of the audit committee. At Juniper she is chair of the audit committee. Previously, Dr. Gray also served on the boards of Dyax Corp., GTC Biotherapeutics, Inc., Telik, and Apthera, Inc. (private). Dr. Gray has a Ph.D. in Pharmacology from the University of Vermont where she focused on novel chemotherapeutic agents for the treatment of cancer. She did postdoctoral work at Northwestern University Medical School and Yale University School of Medicine. Earlier in her career, Dr. Gray held scientific positions at Schering Plough and NeoRx, managed pre-clinical toxicology studies for the National Cancer Institute through Battelle Memorial Institute, and worked in a hospital laboratory.

Sanford J. Hillsberg, J.D., 67, has served as the Chairman of our Board of Directors since 2007. Mr. Hillsberg has been an attorney with TroyGould PC since 1976, is a member of the firm’s Management Committee, and is currently a non-shareholder member of the firm. His practice has focused on the life sciences and technology industries, where he has represented many public and private companies in connection with their capital-raising, mergers and acquisitions, strategic alliances, licensing transactions, SEC reporting and corporate governance. Mr. Hillsberg currently serves as a director of Lion Biotechnologies, Inc., a cancer immunotherapy research and development company (since 2013).

Mr. Hillsberg has previously held board of director positions at several publicly-held biopharmaceutical companies including ImmunoCellular Therapeutics, Ltd. where he was also a founder (2004-2007), Duska Therapeutics, Inc. (1999-2006), and Medco Research which was subsequently acquired by King Pharmaceuticals, Inc. Mr. Hillsberg is a member of the Board of Governors of Cedars-Sinai Medical Center and previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg actively funds cutting-edge cancer research at institutions such as the National Foundation for Cancer Research, Massachusetts General Hospital, and the Mayo Clinic. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School.

Rudolph Nisi, M.D., 84, has served as a director since January 2009. Dr. Nisi has held various positions at New York Westchester Square Medical Center (NYWSMC). In addition to having been on the Active Staff in Internal Medicine/Cardiology since 1963, Dr. Nisi was also Director of Medicine since 1975, Chief of Cardiology since 1975, Chairman of Medical Critical Care Unit since 1975, President of the Medical Board from 1977 to 1978, Chairman of the Board of Trustees since 1983 and from 1976 to 1978, Chairman of the ER Committee since 1984, and Vice-President of Medical Affairs since 1993. In 2011, Dr. Nisi retired as Chairman of the board of directors at NYWSMC and subsequently held the position of Vice Chairman. Dr. Nisi was the Chairman of the Board of Medco Research Inc. Dr. Nisi has also served as an Attending Physician at New York Hospital, a Clinical Assistant Professor of Medicine at Cornell University Medical College and an Assistant Dean at Weill Medical College of Cornell University. Dr. Nisi has also served as a director of Tempra Technology, Inc., a thermal research and development company, since 1997 and on the boards of Touchtone HMO and New York Presbyterian Hospital. Dr. Nisi holds a B.S. degree from Fordham University and a Doctor of Medicine degree from the University of Rome Medical School in Rome, Italy and is a fellow in the American College of Cardiology. Dr. Nisi is also a graduate of the Director’s college at Stanford University.

Mark W. Schwartz, Ph.D., 60, was appointed as a director on September 16, 2014. Dr. Schwartz brings more than 30 years of experience in the biotechnology and life science industry and was appointed President and Chief Executive Officer in August 2014. Previously, he was Galena’s Executive Vice President and Chief Operating Officer following Galena’s 2011 acquisition of Apthera, Inc. where he served as the company’s President and Chief Executive Officer since 2010. Dr. Schwartz also serves on the board of Targazyme, Inc., and on the faculty of the Masters of Biotechnology Program at San Jose State University. Prior to Apthera, Dr. Schwartz served for five years as President and Chief Executive Officer of Bayhill Therapeutics, a company developing an innovative DNA vaccine platform for the treatment of autoimmune diseases where he completed a successful partnership with Genentech for the development of the company’s Type 1 diabetes vaccine. He had also served as President and Chief Executive Officer of Calyx Therapeutics, which expanded significantly, and completed key Phase 1 and Phase 2 international clinical trials of novel anti-inflammatory compounds during his tenure. Earlier in his career, Dr. Schwartz held a range of positions in research and development, marketing, sales, business development and executive management at Trega BioSciences, Incyte Genomics, Synteni, Tripos Inc., Applied Biosystems and DuPont Diagnostics.

Executive Officers

The information provided below is biographical information about each of our executive officers (other than information relating to Dr. Schwartz, our President and Chief Executive Officer, which is set forth above under “Directors”). Age and other information in each executive officer’s biography are as of April 27, 2016.

Bijan Nejadnik, M.D., 54, our Executive Vice President and Chief Medical Officer, joined Galena on October 30, 2015. From 2015 to 2010, he was the Executive Director, Hematology-Oncology at Jazz Pharmaceuticals plc and led the clinical team towards a recently approved new drug application. Prior to Jazz, he spent seven years at Johnson & Johnson working on numerous compounds in early and late stage registrational trials in immunology and oncology. Dr. Nejadnik spent more than 13 years in teaching, research and caring for patients at world-renowned academic institutions including Stanford University School of Medicine, Johns Hopkins University School of Medicine, University of California, Davis, and State University of New York, Syracuse. Dr. Nejadnik graduated from the University of Louvain in Belgium for both his undergraduate degree in premedical studies, graduating Summa Cum Laude, and his medical degree, graduating Magna Cum Laude. He completed his internship and residency programs specializing in internal medicine focused on hematology-oncology at the University of Louvain and Oregon Health Sciences University. He completed his fellowships at Cornell University’s Weill Medical College and Johns Hopkins University School of Medicine. Dr. Nejadnik has led or participated in more than 20 peer-reviewed publications.

Thomas J. Knapp, J.D., 63, our Interim General Counsel and Corporate Secretary, joined Galena on June 24, 2015. From 2015 to 2009 he was the Executive Vice President, Chief Legal Officer and Corporate Secretary of Sucampo Pharmaceuticals, Inc., a Bethesda, Maryland-based, publicly held pharmaceutical company, where he was responsible for domestic and global legal matters, litigation, corporate governance and compliance, intellectual property and government affairs. and was a director of Sucampo AG, the Swiss subsidiary of Sucampo Pharmaceuticals, Inc. Prior to joining Sucampo, he was engaged in the private practice of law in the Washington, D.C. area after having served as the Vice President, General Counsel and Corporate Secretary of Northwestern Corporation, Washington, D.C., one of the largest publicly-owned utilities servicing the upper Midwest and northwestern United States. Mr. Knapp has more than 20 years of experience as General Counsel or Assistant General Counsel of publicly held corporations. Mr. Knapp holds a B.A. degree from the University of Illinois at Urbana, and a J.D. from Loyola University of Chicago School of Law.

Director Nomination Process

There have been no material changes to our process for nominating directors from that previously disclosed in our filings with the SEC.

Audit Committee

Our Board of Directors has a standing Audit Committee, which consists of Mr. Stephen S. Galliker (Chair), Dr. Richard Chin and Dr. Rudolph Nisi. Our Nominating and Corporate Governance Committee and Board of Directors has determined that each of Dr. Chin, Mr. Galliker and Dr. Nisi are “independent” under the NASDAQ marketplace rules. Our Nominating and Corporate Governance Committee and Board of Directors have determined that Mr. Galliker, the chairman of our Audit Committee, also is an audit committee financial expert.

Code of Ethics

We have adopted a Code of Ethics applicable to all employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics is available on our website, www.galenabiopharma.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required under Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based on our review of copies of such forms we have received from our executive officers and directors and any greater than ten-percent beneficial owners, we believe that, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to these reporting persons were met in a timely manner, except that we experienced a delay in receiving an SEC filing code for Bijan Nejadnik for his initial Form 4 filing.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Changes and Accomplishments

During 2015, management, with approval from the Board of Directors, made a number of significant changes to position the Company for future success. In December 2015, the Company completed its previously announced divestiture of its commercial operations and eliminated its commercial leadership and employees. This transaction has allowed us to focus solely on our high value, clinical development programs with our lead cancer immunotherapy asset, NeuVax™ (nelipepimut-S), in an ongoing Phase 3 trial. As a result of this change in strategy, we made personnel changes to strengthen our management team. In October 2015, we hired a Chief Medical Officer with extensive experience in clinical development and successful regulatory filings. We also replaced our General Counsel with an individual with extensive public company counsel, transactional, SEC, and litigation experience. Both have become executive officers.

On the development side, the Company made a number of noteworthy advances with its clinical programs. Most importantly, for the Phase 3, PRESENT (Prevention of Recurrence in Early-Stage, Node Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) clinical trial, we completed enrollment and over-enrolled the study. In addition, we achieved a positive safety milestone when the Independent Data Monitoring Committee for the PRESENT trial recommended reduction of Cardiac Toxicity Monitoring per the pre-specified protocol assessment. We also presented positive Phase 2 clinical data for our GALE-301, GALE-302, and GALE-401 clinical trials.

Overview

As a result of certain revisions to its charter, the Compensation Committee is responsible for reviewing and approving the compensation of our executive officers other than the Chief Executive Officer (CEO) whose compensation is recommended by the Compensation Committee and approved by the Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Proxy Statement.

The Compensation Committee also administers our 2007 Incentive Plan and our Employee Stock Purchase Plan (“ESPP”), and considers and approves new hire and periodic retention grants under the 2007 Incentive Plan to our named executive officers, other than the CEO, and other members of management and employees. The Compensation Committee reviews and recommends for the Board to approve grants under the 2007 Incentive Plan to our CEO.

Compensation Objectives and Philosophy

The Compensation Committee has established three primary objectives when evaluating executive compensation:

1.	Attract and retain talented and dedicated executive officers;

2.	Correlate discretionary annual cash bonuses to the achievement of our company’s business and financial objectives; and

3.	Afford executive officers appropriate long-term incentives based on increases in stockholder value.

The compensation program for our named executive officers is designed to attract, retain, motivate and reward talented individuals who can contribute to our long-term success and thereby build value for our stockholders. Our compensation philosophy is based on the following key principles:

•	Overall compensation that is competitive in the industry in which we compete for executive talent;

•	Alignment of our executive officers’ interests with those of our stockholders through equity compensation;

•	A significant component of pay linked with performance and the achievement of the overall strategic goals of our company; and

•	Recognition of individual contributions, teamwork and performance.

Use of Compensation Consultants

Our Compensation Committee is authorized to retain its own independent advisors to assist in carrying out its responsibilities. Our Compensation Committee engaged Radford to analyze historic compensation, establish recommendations for executive compensation for 2015, including our new executives, and methodologies for determining compensation on an on-going basis.

Compensation Determination Process

Our Compensation Committee retained Radford to assess our current compensation programs and provide recommendations for continued improved alignment of the programs with our compensation philosophy and goals. Radford conducted and reported to the Compensation Committee an assessment of our executive team’s base salaries, target total cash, short- and long-term incentives and target total direct compensation against the competitive market. To determine the competitive market compensation, a custom cut of Radford biotechnology/pharmaceutical survey data was blended with proxy data of the peer companies identified below in this Compensation Discussion and Analysis.

The objectives of our compensation program are to align our program with the market 50th percentile of our peer companies. Although the focus of the Radford analysis was on our executive employees, Radford also evaluated our full employee base by job descriptions, salaries, total compensation and stock options to identify and target the market 50th percentile across the organization. There is flexibility for the Compensation Committee to evaluate individuals based on actual performance and specific circumstances and to adjust salary, bonus, and stock options accordingly. As a result of Radford recommendations, we have adopted a more formalized compensation plan consisting of:

•	A salary comparable with job description and industry standard.

•	A cash bonus plan based on a combination of factors including individual performance against corporate goals as well as overall corporate performance. Bonus is denominated as a percent of base salary with specific goals, weightings and pay out ranges.

•	Stock option grants in line with job description, performance, and industry standards.

To achieve these objectives we establish annual base salaries at levels that we believe are competitive with executives in other comparable publicly-held biopharmaceutical companies, and discretionary annual cash bonuses based in part on the achievement of operational goals. We use employee stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain highly-qualified executives in key positions and to assure that compensation provided to our executives remains competitive when compared to the compensation paid to similarly situated executives of companies with whom we compete for executive talent or that we consider comparable to our company.

Role of Executive Officers in Compensation Decisions

We conduct an annual review of executive compensation, generally in the fourth quarter of the year in review, with a presentation by our CEO to the Compensation Committee regarding each element of our executive compensation arrangements. The Compensation Committee’s most recent review occurred on December 17, 2015 with respect to our annual cash bonuses and stock option grants for 2015 and increases in base salaries for 2016. At the Compensation Committee’s direction our CEO prepares an executive compensation review for each named executive officer and himself. Our CEO, using the objectives of our compensation program, makes recommendations for:

•	Proposed year-end cash bonus, if any, under the terms of our discretionary cash bonus program based on the achievement of company objectives and the applicable terms, if any, of the employment agreements with our named executive officers;

•	A proposed increase, if any, in base salary for the upcoming year; and

•	An award, if any, of stock options for the year under review.

As part of the compensation review, our CEO may also recommend other changes to an executive’s compensation arrangements such as an extension of the executive’s employment term, a change in the executive’s responsibilities, a change in title, or a change in the executive’s severance arrangements. The Compensation Committee evaluates the CEO’s recommendations and, in its discretion, may accept or reject the recommendations or make its own determinations, with respect to the executive officers other than the CEO, subject to the terms of our written employment agreements with our named executive officers.

In accordance with NASDAQ requirements, the Compensation Committee also meets in executive session without our CEO after receiving our CEO’s own evaluation of his performance. With the exception of these executive sessions of the Compensation Committee, as a rule, our CEO participates in all deliberations of the Compensation Committee and of our Board of Directors relating to executive compensation. The Compensation Committee evaluates the CEO’s performance against the results of the corporate goals for the year under review. In alignment with objectives of our compensation program and the achievement of company objectives and the applicable terms, if any, of the CEO’s employment agreement, the Committee will make recommendations to the Board of Directors on the CEO’s:

•	Proposed year-end cash bonus, if any, under the terms of our discretionary cash bonus program;

•	A proposed increase, if any, in base salary for the upcoming year; and

•	An award, if any, of stock options for the year under review.

The Board of Directors reviews the Compensation Committee’s recommendations and may accept, reject or modify the Compensation Committee’s recommendations, subject to the terms of the CEO’s written employment agreement.

In conjunction with the year-end annual compensation review, or as soon as practicable after the fiscal year-end, our CEO recommends to the Compensation Committee the company objectives and other criteria to be utilized for purposes of determining cash bonuses for the upcoming year. The Compensation Committee then presents these recommendations to the Board of Directors for evaluation and either the Compensation Committee or the Board of Directors may, at their discretion, revise the CEO’s recommendations. At the end of the year, the Compensation Committee, in consultation with our CEO, reviews each performance goal and determines the extent to which we achieved such goals. In establishing performance goals, the Compensation Committee considers whether the goals could possibly result in an incentive for any executives to take unwarranted risks in our company’s business and seeks to avoid creating any such incentives.

Our Board of Directors, after considering the recommendations of the Compensation Committee, makes the final determination with respect to the compensation of our CEO. From time to time at the request of the Compensation Committee, members of our executive management team, our General Counsel, and representatives from our finance and human resources departments, may provide information to the Compensation Committee and attend all or a portion of certain of the Committee’s meetings.

Peer and Industry Data

Radford was engaged to provide market data and review the peer group of companies used for compensation benchmarking and provide any recommended changes to the group. For the 2014 compensation review, the Compensation Committee reviewed Radford’s market data analysis and recommendations of comparable peer group companies and identified our peer companies to include the following 19 biotechnology and pharmaceutical companies for 2015:

Ariad Pharmaceuticals Inc.	MacroGenics, Inc.
Array BiopPharma, Inc.	Merrimack Pharmaceuticals, Inc.
Celldex Therapeutics, Inc.	NewLink Genetics Corporation
CTI BioPharma Corp.	OncoMed Pharmaceuticals, Inc.
DepoMed Inc.	Peregrine Pharmaceuticals, Inc.
Halozyme Therpeutics, Inc.	Progenics Pharmaceuticals, Inc.
Immunomedics Inc.	Repligen Corporation
Infinity Pharmaceuticals, Inc.	Spectrum Pharmaceuticals, Inc.
Lexicon Pharmaceuticals, Inc.	Synta Pharmaceuticals Corp.
XOMA Corporation

Based on the change in focus of the Company to a pure oncology focused biotechnology development organization, the Company’s peer group companies changed meaningfully for the 2015 compensation review. Therefore, Radford provided our Compensation Committee with market data analysis and recommendations of the new peer group companies. Radford also provided a framework and reference points for evaluating the 2015 cash bonuses and stock option grant levels, and establishing the 2016 salary levels of our executive officers against the corresponding executive officer compensation of the companies surveyed. Based on our discussion with Radford, the Compensation Committee identified the following 18 peer companies for 2016 that were selected from among publicly-held U.S. pharmaceutical and biotechnology companies with comparable operations in late-stage product development in the U.S. based on the following criteria: number, stage and indication of development programs, number of employees, and market capitalization:

Agenus	MacroGenics, Inc.
ArQule	Merrimack Pharmaceuticals, Inc.
Array BiopPharma, Inc.	NewLink Genetics Corporation
Celldex Therapeutics, Inc.	OncoMed Pharmaceuticals, Inc.
CytRx Corporation	Rigel Pharmaceuticals
Epizyme	TG Therapeutics
Idera Pharmaceuticals	Threshold Pharmaceuticals
Infinity Pharmaceuticals, Inc.	Tokai Pharmaceuticals
Lexicon Pharmaceuticals, Inc	XOMA Corporation

Benchmarking in the Context of Our Other Executive Compensation Principles

Our Compensation Committee and our Board of Directors use market data as one means of evaluating and establishing executive pay. In instances where an executive officer is believed to be especially suited to our company or important to our success, the Compensation Committee may establish or recommend compensation that deviates from industry averages or other specific benchmarks. Upward or downward variations in total cash compensation and long-term incentives may also occur as a result of the individual’s experience level, the nature and level of the individual’s specific job responsibilities, the balance of the individual’s different elements of compensation, market factors and other strategic considerations.

Our Compensation Committee believes that, given the competitiveness of our industry and our company culture, our base compensation, annual cash bonuses and equity programs are flexible enough to reward the achievement of clearly defined corporate goals and are sufficient to retain our existing executive officers and to hire new executive officers with the appropriate qualifications and experience.

Elements of Executive Compensation

We have designed and implemented compensation policies that have allowed us to recruit primarily in the geographic area where we operate in the San Francisco Bay Area. For 2015, the principal components of compensation for our named executive officers consisted of:

•	a base salary;

•	an annual year-end cash bonus; and

•	an annual (pre- or post-) year-end stock option award.

Base Salary

We provide our executive officers with base salary to compensate them for services rendered during the year. Generally, the base salaries reflect the experience, skills, knowledge and responsibilities required of each executive officer, and reflect our executive officers’ overall performance and contributions to our business as well as the competitive environment for these types of executives.

During its review of base salaries for executives, our Compensation Committee primarily considers:

•	the negotiated terms of each executive’s employment agreement, if any;

•	each executive’s individual performance;

•	an internal review of the executive’s compensation, both individually and relative to other named executive officers; and

•	base salaries paid by comparable companies.

As described above, the objectives of our compensation program are to align our program with the market 50th percentile of our peer companies. For 2015 and 2016, none of our executives were paid base salaries above the market 50th percentile. The increases in 2016 base salaries over 2015 were made in consideration of our attainment or substantial progress in attaining all of our corporate goals for 2015, and the subjective assessment of each executive officer’s performance of his or her major job responsibilities.

MARK W. SCHWARTZ, PH.D. received a salary of $550,000 in 2015 with a 3.5% increase in 2016 to $569,250 as our President and Chief Executive Officer. In determining his base salary for 2016, the Compensation Committee and the Board of Directors considered market data provided by Radford, achievement of corporate goals, overall management of the organization, and Dr. Schwartz’s individual accomplishments towards the achievement of clinical milestones, settlement of outstanding litigation, and his success in divesting the commercial assets.

BIJAN NEJADNIK, M.D. became our Executive Vice President and Chief Medical Officer on October 30, 2015. Dr. Nejadnik was granted a base salary of $400,000 upon hiring. In determining his base salary for 2016, the Compensation Committee considered our CEO’s recommendation, ran a Fair Market Analysis with input from Radford, as well as Dr. Nejadnik’s extensive experience in running clinical trials, filing of drug applications with regulatory agencies, and management expertise as a biotechnology company executive. Dr. Nejadnik’s salary remains at $400,000 for 2016.

THOMAS J. KNAPP, J.D., became our Interim General Counsel and Corporate Secretary on June 24, 2015 at a hiring salary of $325,000. In determining his salary for 2016, the Compensation Committee considered the CEO’s recommendation, ran a Fair Market Analysis with input from Radford, and Mr. Knapp’s general counsel experience with other public companies, his experience in corporate governance and compliance matters, as well as his prior litigation and regulatory experience. His salary for 2016 was increased by 3.0% to $334,750 as recognition for re-establishing his department, management of numerous contracts, participation in key negotiations, and most importantly, leading the settlement of our outstanding derivative and class-action litigation.

RYAN M. DUNLAP was our Vice President and Chief Financial Officer from February 2014 to December 2015, and also served as our Corporate Secretary until this position was added in July 2014. In establishing Mr. Dunlap’s base salary for 2015, the Compensation Committee took into account his finance and accounting background, level of experience, financial management of both our clinical and commercial departments, and overseeing of our legal situations. Mr. Dunlap’s base salary for 2015 was $280,500. He resigned from the Company on December 31, 2015 due to his inability to relocate to our new corporate headquarters.

MARGARET A. KIVINSKI, P.E., ESQ served as our Vice President and General Counsel from July 2014 to June 2015. In establishing Ms. Kivinski’s base salary for 2015, the Compensation Committee considered her legal background and experience and time served at the Company. Ms. Kivinski’s base salary for 2015 was established at $300,000. She resigned from the Company on June 18, 2015.

Annual Performance Cash Bonuses

We provide an opportunity for each of our named executive officers as well as other key employees, to receive a discretionary annual cash bonus based on performance related to corporate objectives established by our Compensation Committee and Board of Directors. For any given year, these objectives may relate to operational, strategic or financial factors such as progress in developing or commercializing our product candidates, establishing and maintaining of key business relationships, raising or maintaining certain levels of capital or improving our results of operations.

Historically, at its annual year-end meeting to consider executive compensation, our Compensation Committee, in consultation with management, has considered corporate goals for the upcoming fiscal year for purposes of, among other things, making its recommendations regarding its discretionary annual bonus awards (and stock option grants) for the upcoming year to our named executive officers. The attainment of corporate goals for 2015 was considered by our Compensation Committee at its meeting held in December 2015.

Our Compensation Committee evaluates the achievement level of corporate objectives as it relates to annual cash bonuses for executive officers and makes its views known to the full Board of Directors as part of its final compensation deliberations. The Compensation Committee also considers the bonuses paid by comparable companies, among other criteria. Based on the foregoing determinations and after considering market conditions, our financial position and other factors, our Board of Directors, at its sole discretion, may, determine not to award any bonuses or to award larger or smaller bonuses than recommended by the Compensation Committee for the CEO.

Dr. Schwartz’s employment agreement provides an annual cash bonus opportunity with a target of 60% of annual base salary, and the Board of Directors approved a cash bonus to Dr. Schwartz in line with his target bonus. The employment agreements for Dr. Nejadnik, Mr. Knapp, Mr. Dunlap, and Ms. Kivinski provided an annual cash bonus opportunity with a target of 30% of annual base salary, respectively. For 2015, the Compensation Committee approved cash bonuses based on the CEO’s recommendations in the following manner: Dr. Nejadnik received a prorated bonus from the 30% target for the two months he was employed with the Company in 2015; Mr. Knapp received a prorated bonus from the 30% target for the six months he was employed with the Company in 2015; and, Mr. Dunlap who was employed by the Company for the full year received a cash bonus of 50% of his full 30% bonus, and an additional 50% in a consulting agreement as previously disclosed via our SEC filings. Ms. Kivinski resigned from her employment with the company in June 2015 and was therefore ineligible for a bonus. Similar to the salary component, the objectives of our bonus structure are to align our program with the market 50th percentile of our peer companies. For 2015, none of our executives were paid bonuses above the market 50th percentile.

Performance Against 2015 Corporate Objectives

Below are the specific operational milestones and company achievements established upon the recommendation of the Compensation Committee and approval by our Board to move our strategic plan forward, enhance stockholder value during 2015, measure named executive performance and assign year-end compensation. With regard to our former commercial programs, the Compensation Committee determined that the decision to divest the commercial business and focus the Company’s resources on its higher value clinical development assets was in the best interest of the shareholders, and therefore, the clinical goals should have a stronger weighting than the pre-specified commercial goals. In addition to these public goals, there were also several internal goals that were achieved by the team, but remain proprietary due to their competitive nature.

Our Compensation Committee determined that the key clinical goals for 2015 were fully or substantially achieved though the commercial goals underperformed due in part to the strategic decision to divest the commercial business. With this assessment and based on specific performance, other than the commercial team, persons eligible for a discretionary bonus were paid the cash bonuses, if any, set forth in the Summary Compensation table below in this section.

Clinical Goals

CLINICAL GOALS	LEVEL OF IMPORTANCE	OUTCOME

Complete enrollment of NeuVax™ PRESENT trial in first quarter 2015	HIGH	Achieved enrollment of the protocol-defined 700th patient in February and over-enrolled to 758 patients in April

Attain patient retention goals for NeuVax PRESENT program	HIGH	Achieved based on proprietary numbers

Complete enrollment of the NeuVax/Herceptin phase 2 study in HER2 1+/2+ patients in 2015	MEDIUM	Not achieved and enrollment is ongoing

Complete FBP Phase 2a clinical trial	MEDIUM	Achieved full enrollment and presented preliminary data in September

Commercial Goals

COMMERCIAL GOALS	LEVEL OF IMPORTANCE	OUTCOME

Launch Zuplenz in 2015	LOW	Achieved the launch in July

Meet Abstral net revenue growth and profitability goals and become accretive in the third quarter of 2015	LOW	Not achieved based on strategic review of the commercial business and ultimate decision to divest the assets

Equity Incentive Compensation

We believe that successful, long-term corporate performance is more likely to be achieved with a corporate culture that encourages a long-term focus by our officers and other employees through the use of equity awards, the value of which depends on our stock performance. We have established a 2007 Incentive Plan to provide all of our employees, including our executive officers, with incentives to help align our employees’ interests with the interests of our stockholders and to enable them to participate in the long-term appreciation of our value as potential stockholders. Additionally, equity awards provide an important retention tool for executives, as the awards generally are subject to vesting over an extended period of time based on continued service with us. These annual equity awards are driven by our desire to retain and motivate our executives, and we consider individual performance and contributions during the preceding year as determined by our Compensation Committee and our Board of Directors. Based on the evaluation and recommendation by Radford, the Compensation Committee is targeting the market 50% percentile for executive stock options for future yearly grants. Typically, equity awards are granted upon hiring, and annually at the beginning of the fiscal year, or toward the end of the previous fiscal year.

At a meeting on December 17, 2015, our Compensation Committee recommended to the Board of Directors for approval a grant to Dr. Schwartz of a stock option to purchase 1,250,000 shares of our common stock at an exercise price of $1.50 per share, which equaled the closing market price on the date of grant. The options will vest quarterly over four years, unless Dr. Schwartz’s employment is terminated by us without “cause,” or by Dr. Schwartz for “good reason,” in which case they continue to vest over a 12-month severance period. On December 18, 2015, the Board of Directors approved the recommendation of the Compensation Committee. At the same meeting, our Compensation Committee also approved lesser stock option grants to our other named executive officers as reflected in the table under “Stock Option Awards” below in this section. All of these other stock options also had an exercise price equal to the closing market price on the date of grant and will vest in 16 equal quarterly installments, subject to the executive remaining in our continuous employ through each quarterly vesting date.

In 2015, we granted to Dr. Nejadnik upon his joining our company an incentive stock option to purchase up to 350,000 shares of our common stock at an exercise price of $1.68 per share, which equaled the market price of our common stock on the date of grant. The stock option vests in sixteen equal quarterly installments beginning on the first quarterly anniversary of the date of grant, subject to Dr. Nejadnik remaining in our continuous employ through each quarterly vesting date. At the December 17, 2015 meeting, the Compensation Committee approved an incentive stock option to purchase up to 50,000 shares for Dr. Nejadnik at an exercise price of $1.50 per share, which equaled the market price of our common stock on the date of grant. The stock option vests in equal quarterly installments over four years beginning on the first quarterly anniversary of the date of grant, subject to Dr. Nejadnik remaining in our continuous employ through each quarterly vesting date.

In 2015, Mr. Knapp was granted an incentive stock option to purchase up to 40,000 shares of our common stock at an exercise price of $1.83 per share, which equaled the market price of our common stock on the date of grant upon his joining the Company. At the December 17, 2015 meeting, the Compensation Committee approved an incentive stock option to purchase up of 150,000 shares of our common stock at an exercise price of $1.50 per share, which equaled the market price of our common stock on the date of grant to Mr. Knapp. The stock option vests in equal quarterly installments over four years beginning on the first quarterly anniversary of the date of grant, subject to Mr. Knapp remaining in our continuous employ through each quarterly vesting date.

No options were granted to Mr. Dunlap at this Compensation Committee meeting or at the Board of Directors meeting due to his resignation as of December 31, 2015.

Our 2007 Incentive Plan allows for alternative forms of long-term incentives for our executive officers, including: stock options with time-based vesting, which require the market value of our common stock to increase before they are valuable; restricted stock awards; and performance-based restricted stock units, or “RSUs,” the right to which depends on successful completion of corporate performance goals; or RSUs with time-based vesting. No restricted stock awards or awards of RSU’s were made in 2015, and no restricted stock or RSU’s were outstanding as of December 31, 2015.

Retirement Plans, Perquisites and Other Personal Benefits

Our executive officers are eligible to participate in the same benefit programs provided broadly to all employees. These benefits include medical, dental, vision, disability benefits, and life insurance. In addition, we offer an Employee Stock Purchase Plan (ESPP) to all employees, and a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, both of which are available to the executive officers.

For the 401(k) plan, we may make matching contributions on behalf of all participants in an amount determined by our Board of Directors, and matching contributions are fully vested upon receipt. Our ESPP allows employees, including our executive officers, to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. Our ESPP is generally available to all employees who work 40 hours per week, including our executive officers so long as they own less than 5% of our outstanding common stock.

Stock Ownership Guidelines

Although stock option grants and participation in our ESPP encourage equity ownership, for 2015 we did not require our directors or executive officers to own a particular number of shares of our common stock. Effective as of the date of the 2016 Annual Meeting Stockholders, we will require our directors to retain our common stock of three times the current annual cash retainer with a five-year period to achieve the ownership guideline and that vested, in-the-money, stock options would qualify to meet the guideline.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other salaried employees, and we do not provide other special benefits or other perquisites to our executive officers.

Tax and Accounting Implications

Deductibility of Executive Compensation

The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that corporations may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Compensation Committee reserves the flexibility to take actions that may be based on considerations in addition to tax deductibility. The Compensation Committee believes that shareholder interests are best served by not restricting the Compensation Committee’s discretion and flexibility in crafting compensation programs, even if such programs may result in certain non-deductible compensation expenses. Accordingly, the Compensation Committee may from time to time approve components of compensation for certain officers that are not deductible.

Accounting for Share-Based Compensation

We account for share-based compensation in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification Subtopic 718, Stock Compensation (ASC 718). This accounting treatment has not significantly affected our executive compensation decisions.

“Clawbacks”

Dr. Schwartz’s employment provides for a “clawback” of discretionary or incentive-based compensation paid to him in the case of certain company clawbacks required by law, government regulation or stock exchange listing requirements. Other than this provision of Dr. Schwartz’s employment agreement, we have not established any policy regarding recoupment, or “clawback,” of any performance-based compensation in the event our company’s historical performance is subsequently revised or restated in a way that would have produced a lower compensation amount.

The foregoing policies remained in place through 2015, and, except otherwise noted above, we expect to continue to follow them for the foreseeable future.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during 2015 served as one of our officers or as a former officer or employee. During 2015, none of our executive officers served as a member of the compensation committee of any other entity whose executive officers served as a member of our Board of Directors or our Compensation Committee, and none of our executive officers served as a member of the board of directors of any other entity whose executive officers served as a member of our Compensation Committee.

Compensation Committee Report*

The Compensation Committee has reviewed and discussed with management the foregoing “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and contained in this Proxy Statement. Based on such review and discussions, the Compensation Committee recommended that the “Compensation Discussion and Analysis” be included in and incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

By the Compensation Committee of the Board of Directors of Galena Biopharma, Inc.

William L. Ashton, Chair

Richard Chin, M.D.

Irving Einhorn

Steven A. Kriegsman

*	The material in this report shall not be deemed to be “soliciting material”, or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and regardless of any general incorporation language in any such filing.

Executive Compensation

Summary Compensation Table

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2015, 2014 and 2013 to Mark W. Schwartz, Ph.D., our current acting principal executive officer, Ryan M. Dunlap, our principal financial officer who resigned as of end of fiscal year December 31, 2015, Bijan Nejadnik, Ph.D., our current Chief Medical Officer, Thomas J. Knapp J.D. our Interim General Counsel and Corporate Secretary, as well as our former General Counsel, Margaret Kivinski who resigned on June 18, 2015.

Name and Principle Position	Year	Salary ($)	Bonus ($)(1)		Option Awards ($)(3)		All Other Compensation ($)(13)		Total ($)
Mark W. Schwartz, Ph.D.(9)	2015	544,167	330,000		1,882,985	(4)	1,434		2,758,586
President and Chief Executive Officer	2014	419,105	288,000		306,180	(5)	1,477		1,014,762
	2013	365,000	125,000		1,093,640	(6)	693		1,584,333

Ryan M. Dunlap(10)	2015	280,042	42,075		145,338	(7)	141,573	(14)	609,028
Vice President, Chief Financial Officer	2014	258,118	41,250		—		1,116		300,484
	2013	195,028	41,000		448,016	(8)	366		236,394

Bijan Nejadnik	2015	66,667	100,000	(2)	441,950	(9)	239		608,856
Chief Medical Officer	2014	—	—		—		—		—
	2013	—	—		—		—		—

Thomas Knapp	2015	163,540	48,750		194,856	(10)	1,132		408,278
Interim General Counsel	2014	—	—		—		—		—
	2013	—	—		—		—		—

Margaret Kivinski	2015	160,378	—		58,135	(11)	100,680	(15)	319,193
Former General Counsel	2014	130,463	15,000		407,600	(12)	52,443	(16)	605,506
	2013	—	—		—		—		—

(1)	Of the aggregate $520,825 bonuses shown for 2015, $420,825 represent year-end bonuses for 2015 that were accrued at December 31, 2015 and paid in January 2016 and $100,000 represents a sign-on bonus related to a new hire agreement which was accrued at December 31, 2015 and paid in January 2016. The $344,250 total bonuses shown for 2014 represent year-end bonuses that were accrued at December 31, 2014 and paid in January 2015. The $166,000 bonuses shown for 2013 represent year-end bonuses for 2013 that were accrued at December 31, 2013 and paid in January 2014.
(2)	Amount represents sign-on bonus related to new hire agreement.
(3)	The amounts shown reflect the grant date fair value computed in accordance with FASB ASC 718 for the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. The assumptions we used in valuing options are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the footnotes to our financial statements incorporated in our annual report on Form 10-K for the year ended December 31, 2015.
(4)	Amount includes $639,485 in grant date fair value of options granted in January 2015 relating to fiscal year 2014 and $1,243,500 in grant date fair value of options granted in December 2015 relating to fiscal year 2015.
(5)	Amount represents fair value of option granted in September 2014 in connection with a promotion to President and Chief Executive Officer.
(6)	Amount includes $290,600 in grant date fair value of options granted in January 2013 relating to fiscal year 2012 and $803,040 in grant date fair value of options granted in November 2013 relating to fiscal year 2013.
(7)	Amount represents grant date fair value of options granted in January 2015 relating to fiscal year 2014.
(8)	Amount includes $46,496 in grant date fair value of options granted in January 2013 relating to fiscal year 2012 and $401,520 in grant date fair value of options granted in November 2013 relating to fiscal year 2013.
(9)	Amount includes $392,210 in grant date fair value of options granted in October 2015 in connection with a new hire grant and $49,740 in grant date fair value of options granted in December 2015 relating to fiscal year 2015.
(10)	Amount includes $45,636 in grant date fair value of options granted in June 2015 in connection with a new hire grant and $149,220 in grant date fair value of options granted in December 2015 relating to fiscal year 2015.
(11)	Amount represents grant date fair value of options granted in January 2015 relating to fiscal year 2014.
(12)	Amount represents grant date fair value of options granted in July 2014 in connection with a new hire grant.
(13)	Represents life insurance premiums paid by our company.
(14)	Of the aggregate $141,573 shown, $140,250 represents severance paid to Mr. Dunlap in connection with his separation from the Company. The remainder consists of life insurance premiums paid by our company.
(15)	Of the aggregate $100,680 shown, $100,000 represents severance paid to Ms. Kivinski in connection with her separation from the Company. The remainder consists of life insurance premiums paid by our company.

(16)	Of the $52,443 shown, $51,853 is related to reimbursement for reasonable and customary moving expenses and also an allowance of up to $50,000 for miscellaneous expenses incurred in her relocation. The remainder consists of life insurance premiums paid by our company.

Amended and Restated 2007 Incentive Plan

The purpose of the Amended and Restated 2007 Incentive Plan of Galena Biopharma, Inc., which we refer to as our 2007 Incentive Plan, is to advance the interests of our company by giving stock-based incentives to selected employees, directors and other key persons who, in the opinion of the Compensation Committee, are in a position to make a significant contribution to the success of our company and our affiliates. The 2007 Incentive Plan was originally adopted by our Board on February 23, 2007 and approved by our stockholders on June 19, 2007.

Grants of Plan-Based Awards in 2015

In 2015, we granted stock options to our named executive officers under our 2007 Incentive Plan as follows:

Name	Grant Date		All Other Option Awards: Number of Securities Underlying Options (1)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock Option Awards ($)(2)

Mark W. Schwartz, Ph.D. President & CEO	1/15/15	(3)	550,000	$1.75	$639,485.00
	12/18/15	(4)	1,250,000	$1.50	$1,243,500.00

Ryan Dunlap Chief Financial Officer	1/15/15	(3)	125,000	$1.75	$145,337.50

Bijan Nejadnik Chief Medical Officer	10/30/15	(5)	350,000	$1.68	$392,210.00
	12/18/15	(4)	50,000	$1.50	$49,740.00

Thomas Knapp General Counsel	6/25/15	(6)	40,000	$1.83	$45,636.00
	12/18/15	(4)	150,000	$1.50	$149,220.00

Margaret Kivinski Former General Counsel	1/15/15	(3)	50,000	$1.75	$58,135.00

(1)	Represents shares of our common stock underlying options awarded, each of which vest over time.
(2)	Represents the fair value of each equity award on the date of grant, as computed in accordance with FASB ASC 718.
(3)	Granted in January 2015 in connection with FY 2014 Incentive Option Grant.
(4)	Granted in December 2015 in connection with FY 2015 Incentive Option Grant.
(5)	Option granted in October 2015 as a new hire grant.
(6)	Option granted in June 2015 as a new hire grant.

Outstanding Equity Awards

The following table shows vested and unvested option award grants outstanding on December 31, 2015 to each of the named executive officers in the summary compensation table:

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Mark W Schwartz, Ph.D.(1) President and Chief Executive Officer	40,000	—	1.28	4/13/21
	91,470	—	1.00	9/7/21
	158,530	—	1.00	9/7/21
	187,500	12,500	0.72	1/12/22
	97,302	68,841	1.71	1/29/23
	74,573	9,284	1.71	1/29/23
	0	18,886	3.88	11/26/23
	150,000	131,114	3.88	11/26/23
	0	1	2.23	9/16/24
	83,300	116,699	2.23	9/16/24
	0	22,767	1.75	1/15/25
	103,125	424,108	1.75	1/15/25
	0	106,771	1.50	12/18/25
	0	1,143,229	1.50	12/18/25

Ryan M. Dunlap(2) Vice President, Chief Financial Officer	60,937	14,063	1.85	7/19/22
	27,500	12,500	1.71	1/29/23
	24,850	39,331	3.88	11/26/23
	50,150	35,669	3.88	11/26/23
	0	33,705	1.75	1/15/25
	23,437	67,858	1.75	1/15/25

Bijan Nejadnik (3) Chief Medical Officer	—	238,092	1.68	10/30/25
	—	111,908	1.68	10/30/25
	—	50,000	1.50	12/18/25

Thomas Knapp (4) General Counsel	40,000	0	1.83	6/25/25
	0	150,000	1.50	12/18/25

Margaret Kivinski (5) Former General Counsel	—	—	—	—
	—	—	—	—

(1)	The stock option grant with an exercise price of $1.28 vests in 12 equal quarterly installments beginning on July 13, 2011. The stock option with an exercise price of $1.00 vested immediately on September 7, 2011. The stock option grant with an exercise price of $0.72 vests in 16 equal quarterly installments beginning on April 12, 2012. The stock option grant with an exercise price of $1.71 vests in 16 equal quarterly installments beginning on April 29, 2013. The stock option grant with an exercise price of $3.88 vests in 16 equal quarterly installments beginning on February 26, 2014. The stock option grant with an exercise price of $2.23 vests in 12 equal quarterly installments beginning on December 16, 2014. The stock option with an exercise price of $1.75 vests in 16 equal quarterly installments beginning on April 15, 2015. The stock option with an exercise price of $1.50 vests in 16 equal quarterly installments beginning on March 18, 2016. Each of these grants has an expiration date of 10 years from the date of grant and is subject to Dr. Schwartz remaining in our continuous employ through the vesting date.
(2)	The stock option grant with an exercise price of $1.85 vests in 16 equal quarterly installments beginning on October 19, 2012. The stock option grant with an exercise price of $1.71 vests in 16 equal quarterly installments beginning on April 29, 2013. The stock option grant with an exercise price of $3.88 vests in 16 equal quarterly installments beginning on February 26, 2014. The stock option with an exercise price of $1.75 vests in 16 equal quarterly installments beginning on April 15, 2015. Each of these grants has an expiration date of 10 years from the date of grant and is subject to Mr. Dunlap remaining in our continuous employ through the vesting date.
(3)	The stock option with an exercise price of $1.68 vests in 16 equal quarterly installments beginning on January 30, 2016. The stock option with an exercise price of $1.50 vests in 16 equal quarterly installments beginning on March 18, 2016. Each of these grants has an expiration date of 10 years from the date of grant and is subject to Dr. Nejadnik remaining in our continuous employ through the vesting date.
(4)	The stock option with an exercise price of $1.83 vests in 6 equal monthly installments beginning on July 31, 2015, becoming fully exercisable as of December 31, 2015. The stock option with an exercise price of $1.50 vests in 16 equal quarterly installments beginning on March 18, 2016. Each of these grants has an expiration date of 10 years from the date of grant and is subject to Mr. Knapp remaining in our continuous employ through the vesting date.
(5)	Upon Ms. Kivinski’s separation from our company in June 2015, all of her unvested stock options were cancelled in accordance with their terms. The vested stock options expired 90 days from Ms. Kivinski’s separation date.

Option Exercises in 2015

There were no option exercises by the directors or the executive officers in 2015.

Compensation

Because of the size of our company, the number of executive officers in our company, and our company’s financial priorities, the Compensation Committee has not implemented any pension benefits, deferred compensation plans or other similar plans for our named executive officers other than our broad-cased employee 401(k) plan in which all of our employees, including our named executive officers, are entitled to participate.

Employment Agreements and Termination Benefits

The employment agreement for each of our named executive officers contains provisions related to termination of employment and a change of control of our company. When establishing the termination and change of control provisions of the employment agreements, the Compensation Committee and our Board of Directors considered the termination and change of control provisions based on publicly available information regarding the practices of other life sciences companies and an analysis of current market trends.

We provide change in control protections in the case of our named executive officers only when they are deemed necessary to our officers to alleviate concerns regarding the possible occurrence of such a transaction, allowing them to focus their attention on our business. In addition, these protections encourage executives to remain with the Company during the threat or negotiation of a change in control transaction, which preserves our value and the potential benefit to be received by our stockholders in the transaction.

Our 2007 Incentive Plan provides generally that, upon the occurrence of a “covered transaction” such as a merger or acquisition of our company, all unvested stock options and awards under the Plan held by plan participants, including the named executive officers, will become immediately vested and exercisable immediately prior to the effective date of the transaction. The Compensation Committee believes that such a “single trigger” change-of-control policy is consistent with the objective of aligning the interests of the named executive officers’ and of the company’s stockholders by allowing the executives to participate equally with stockholders in the event of a “covered transaction.”

The specific terms of the termination and change of control arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of the end of 2015, are described in detail in the section below entitled “Executive Compensation – Potential Payments Upon Termination/Change of Control.”

MARK W. SCHWARTZ, PH.D.

In April 2011, Dr. Schwartz was the Chief Executive Officer of privately held company Apthera, Inc. that was acquired by Galena (formerly RXi Pharmaceuticals). Upon acquisition, Dr. Schwartz was retained as our Chief Operating Officer and we entered into an employment agreement with Dr. Schwartz for a one-year term expiring on April 13, 2012. Dr. Schwartz was entitled to receive an initial annual base salary of $225,000. Dr. Schwartz’s base salary was subject to increase to $275,000 upon our completion of a financing transaction with net proceeds of at least $5 million and to $300,000 upon our completion of a financing transaction with net proceeds of at least $10 million during the term of the employment agreement. Our April 2011 underwritten public offering satisfied both of these financing criteria. Pursuant to the employment agreement, Dr. Schwartz was granted a 10-year stock option to purchase 40,000 shares of our common stock at an exercise price of $1.28 per share. The option vests and becomes exercisable in 12 equal quarterly installments beginning on July 13, 2011, provided, in each case, that Dr. Schwartz remains in our continuous employ through such vesting date.

On September 23, 2011, we amended our employment agreement with Dr. Schwartz to extend the term of the employment agreement to September 23, 2013 and to increase his base annual salary from $300,000 to $350,000. On March 1, 2013, we further amended our employment agreement with Dr. Schwartz to extend indefinitely his employment agreement following the expiration of its term on an “at will” basis and to provide that the employment agreement may be terminated at any time after March 1, 2013 by us or Dr. Schwartz, with or without “cause” (as defined in the employment agreement). As part of this amendment, Dr. Schwartz was awarded 250,000 stock options at an exercise price of $1.00 vesting immediately.

The March 2013 amendment to Dr. Schwartz’s employment agreement further provides that in the event we terminate Dr. Schwartz’s employment without “cause,” he is entitled to: (1) continue receiving his then current annualized base salary for a period of six months following the termination; and (2) continued vesting under his option for the duration of the term of the agreement.

Under the employment agreement, if, in connection with a change of control of our company during the term, Dr. Schwartz’s compensation, benefits, title, or duties are reduced, or if Dr. Schwartz is required to relocate more than 50 miles from his current residence, then Dr. Schwartz shall be considered terminated without cause, in which case he shall be entitled to the benefits set forth in the preceding paragraph.

On September 16, 2014, we entered into a new employment agreement with Dr. Schwartz, pursuant to which Dr. Schwartz was engaged to serve as our President and Chief Executive Officer. The employment agreement is effective retroactive to August 21, 2014, the date of Dr. Schwartz’s appointment to these offices. Under the employment agreement, Dr. Schwartz is entitled to receive an annual base salary described below, and will be eligible to: (i) receive for each full calendar year a target performance bonus of 60% of his annual base salary, the determination of the amount of any such bonus to be made by our Board of Directors or the Compensation Committee of our Board of Directors at their sole discretion; and (ii) participate in all employee benefit plans in effect for our employees from time to time. Pursuant to the employment agreement, Dr. Schwartz was entitled to receive an annual base salary of $480,000, provided, however, that base salary was increased to $550,000 on February 1, 2015 as a result of market data analysis targeting the 50th percentile and the Company substantially meeting our current principal, material corporate goals for the period then ending. In connection with his appointment as our President and Chief Executive Officer, Dr. Schwartz also was granted on September 16, 2014 a 10-year stock option to purchase 200,000 shares of our common stock at an exercise price of $2.23 per share. The options vest and becomes exercisable in 12 equal quarterly installments over three years beginning on the first quarterly anniversary of the effective date of Dr. Schwartz’s employment agreement, provided, in each case, that Dr. Schwartz remains in our continuous employ through such vesting date.

The employment agreement has no defined expiry, but may be terminated by us or Dr. Schwartz at any time. If we terminate Dr. Schwartz’s employment without “cause” (as defined in the employment agreement), or if Dr. Schwartz terminates his employment for “good reason” (as defined in the employment agreement), Dr. Schwartz will be entitled to: (i) any accrued and unused paid “time off” and reimbursement of business expenses accrued but unpaid as of the date of termination; (ii) salary at his then-current base salary over the relevant severance period described below; (iii) accelerated vesting of unvested, time-vesting stock options held by Dr. Schwartz as of the date of termination that would have become vested had he remained employed throughout the severance period; (iv) an amount equal to the monthly premium for continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for he and his eligible dependents who were covered under our health plans as of the date of the termination throughout the severance period; and (v) any earned but unpaid bonus discretionary as of the date of termination. The severance period will be the six month period following the date of termination of Dr. Schwartz’s employment, except that, if the date of termination is on or after the date six months following September 16, 2014 the severance period will be the twelve month period following the date of termination.

BIJAN NEJADNIK, M.D.

Dr. Nejadnik and the Company entered into an employment agreement, dated as of October 30, 2015, pursuant to which Dr. Nejadnik was engaged to serve as our Executive Vice President and Chief Medical Officer on an “at-will” basis. Under the employment agreement, Dr. Nejadnik received an annual base salary of $400,000 and a $100,000 signing bonus. In addition, he is eligible to (i) receive an annual cash bonus award targeted at 30% of his annual base salary based on the performance of certain criteria set by the Board of Directors and (ii) participate in all employee benefit plans in effect for our employees from time to time. Further, effective October 30, 2015, he received a stock option grant to purchase up to 350,000 shares at the exercise price of $1.68 and such options will vest in sixteen (16) equal quarterly installments over four years beginning on the first quarterly anniversary of the effective date of the employment agreement, subject to Dr. Nejadnik remaining in our continuous employ through each quarterly vesting date.

Dr. Nejadnik’s employment agreement further provided that in the event we terminate his employment without “cause,” he would be entitled to continue receiving his then current annualized base salary for a period of six months following the termination. If, in the event of a change of control of our company during the term of Dr. Nejadnik’s employment, the compensation, benefits, title or duties of Dr. Nejadnik under his employment agreement are reduced, or Dr. Nejadnik must relocate more than 50 miles from his current residence, Dr. Nejadnik will be considered terminated by us without “cause,” and entitled to the payments described above.

Thomas J. Knapp, J.D.

Knapp accepted our employment offer letter to serve as our interim General Counsel for the six-month period commencing on June 25, 2015 and ending on December 31, 2015. Under the offer letter, Mr. Knapp was entitled to an annualized salary of $325,000, or approximately $27,083 per month, and to participate in employee benefit plans made available generally to our employees. Mr. Knapp’s employment is terminable at-will by Mr. Knapp or by the Company upon not less than 30 days notice.

In connection with his employment, the Company granted Mr. Knapp a stock option to purchase up to 40,000 shares of our common stock at the exercise price of $1.83. The option will be subject to vesting in six approximately equal monthly installments as of the end of each month during the period ending December 31, 2015, subject to Mr. Knapp’s remaining in our continuous service through each monthly vesting date, and be on such other terms and provisions as are contained in our standard-form stock option agreement under our 2007 Plan.

On December 31, 2015, the Company and Mr. Knapp entered into an amendment of the offer letter, which continued his employment until September 30, 2016. Under the amendment, Mr. Knapp received a bonus of $48,750 for 2015, an annualized salary of $334,750, or approximately $27,896 per month, and the option to participate in employee benefit plans made available generally to our employees. In connection with his continued employment, the Company granted Mr. Knapp a stock option to purchase up to 150,000 shares of our common stock at the exercise price of $1.50. The option will be subject to vesting in 16 approximately equal quarterly installments over 4 years beginning 3 months from the grant date, subject to Mr. Knapp’s remaining in our continuous service through each quarterly vesting date, and be on such other terms and provisions as are contained in our standard-form stock option agreement under our 2007 Plan.

RYAN M. DUNLAP

Mr. Dunlap resigned from the Company effective December 31, 2015 due to Mr. Dunlap’s inability to move to our new corporate headquarters. Since Mr. Dunlap was fully employed with the company during 2015, we provide details of his employment agreement here. We entered into an employment letter agreement with Mr. Dunlap, effective July 16, 2012, pursuant to which Mr. Dunlap was engaged to serve as our Director of Finance, Controller and Principal Accounting Officer on an “at-will” basis.

Under the employment letter agreement, Mr. Dunlap was entitled to receive an annual base salary of $175,000 and a grant under our 2007 Incentive Plan of stock options to purchase 75,000 shares of our common stock at an exercise price of $1.85 per share. The stock options vest and become exercisable in 16 equal quarterly installments beginning on the first quarterly anniversary of the effective date of Mr. Dunlap’s employment, subject to Mr. Dunlap remaining in our continuous employ through each quarterly vesting date.

Additionally, Mr. Dunlap was eligible under the employment letter agreement to: (i) receive an annual bonus (as determined by the Compensation Committee of our Board of Directors) of up to 20% of his annual base salary; and (ii) participate in all employee benefit plans in effect for our employees from time to time. Mr. Dunlap also received a $25,000 sign-on bonus. On January 1, 2013, Mr. Dunlap’s base annual salary was increased to $185,000. On July 1, 2013, we amended our employment agreement with Mr. Dunlap to change his title to Senior Director, Finance, Chief Accounting Officer and Treasurer, and to increase his base annual salary from $185,000 to $205,000. In connection with Mr. Dunlap’s appointment, effective February 1, 2014, as our Vice President and Chief Financial Officer, on May 1, 2014, we entered into an employment agreement with Mr. Dunlap, pursuant to which Mr. Dunlap was engaged to serve as our Vice President and Chief Financial Officer. The employment agreement could be terminated at any time by us or Mr. Dunlap, with or without “cause” (as defined in the employment agreement). Under the employment agreement, Mr. Dunlap was entitled to receive an annual base salary of $275,000 and was eligible to: (i) receive an annual bonus (as determined by the Compensation Committee of our board of directors) of up to 30% of his annual base salary; and (ii) participate in all employee benefit plans in effect for our employees from time to time. Mr. Dunlap’s base salary was increased to $280,500 in January 2015 in connection with the Company’s annual merit increases.

Mr. Dunlap’s employment agreement further provided that in the event we terminate his employment without “cause,” he would be entitled to continue receiving his then current annualized base salary for a period of six months following the termination. If, in the event of a change of control of our company during the term of Mr. Dunlap’s employment, the compensation, benefits, title or duties of Mr. Dunlap under his employment agreement were reduced, or Mr. Dunlap must relocate more than 50 miles from his current residence, Mr. Dunlap will be considered terminated by us without “cause,” and entitled to the payments described above.

Termination Agreement

On December 31, 2015, the employment of Ryan Dunlap, as Vice President and Chief Financial Officer, of our company, was terminated without “cause” in accordance with the terms of Mr. Dunlap’s employment agreement dated as of July 16, 2012, as amended. Pursuant to the employment agreement, we agreed to pay Mr. Dunlap his then current annualized base salary for a period of six months following the termination and a lump sum payment of $42,075. In addition, we paid Mr. Dunlap $15,000 per month for three months under a consulting agreement.

MARGARET KIVINSKI

Ms. Kivinski resigned from the company effective June 18, 2015. Since Ms. Kivinski was fully employed with the Company for half of 2015, we provide details of Ms. Kivinski’s employment agreement here. On July 28, 2014, we entered into an employment agreement with Ms. Kivinski, pursuant to which Ms. Kivinski was engaged to serve as our Vice President and General Counsel. The employment agreement could be terminated at any time by us or Ms. Kivinski, with or without “cause” (as defined in the employment agreement). Under the employment agreement, Ms. Kivinski was entitled to receive an annual base salary of $300,000 and was eligible to: (i) receive an annual bonus (as determined by the Compensation Committee of our Board of Directors) of up to 30% of her annual base salary; and (ii) participate in all employee benefit plans in effect for our employees from time to time. Pursuant to the employment agreement, Ms. Kivinski was granted a 10-year stock option to purchase 200,000 shares of our common stock at an exercise price of $2.92 per share. The option vests and becomes exercisable in 16 equal quarterly installments over four years beginning on the first quarterly anniversary of the effective date of Ms. Kivinski’s employment agreement, provided, in each case, that Ms. Kivinski remains in our continuous employ through such vesting date.

Mr. Kivinski’s employment agreement further provided that in the event we terminate her employment without “cause” subsequent to six months after the effective date of her employment agreement, she will be entitled to continue receiving her then current annualized base salary for a period of six months following the termination. If, in the event of a change of control of our company during the term of Ms. Kivinski’s employment, the compensation, benefits, title or duties of Ms. Kivinski under her employment agreement are reduced, or Ms. Kivinski must relocate more than 50 miles from her Oregon residence, Ms. Kivinski could be considered terminated by us without “cause,” and entitled to the payments described above.

Termination Agreement

On June 18, 2015, the employment agreement of Margaret Kivinski, as Vice President and General Counsel of our company, was terminated without “cause” in accordance with the terms of Ms. Kivinski’s employment agreement dated as of July 28, 2014. Pursuant to the employment agreement, we agreed to pay Ms. Kivinski her then current annualized base salary for a period of four months following the termination and a monthly consulting fee of $25,000 for six months and to pay or reimburse her for premiums for continuation of her healthcare benefits under our employee healthcare plans during the term of the separation and consulting agreement.

Potential Payments Upon Termination/Change of Control

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control, and termination upon the executive’s death or permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2015, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

		Termination without Cause or for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Mark W. Schwartz, Ph.D.	Severance	$550,000	$550,000	$—	$—	$—
President and Chief	Accelerated vesting of stock options(1)	$9,375	$9,375	$—	$—	$9,375
Executive Officer	Health insurance(2)	$26,923	$26,923	$—	$—	$26,923

Ryan M. Dunlap	Severance	$140,250	$140,250	$—	$—	$—
Vice President,	Accelerated vesting of stock options(1)	$—	$—	$—	$—	$—
Chief Financial Officer

Bijan Nejadnik	Severance	$200,000	$200,000	$—	$—	$—
Chief Medical Officer	Accelerated vesting of stock options(1)	$—	$—	$—	$—	$—
	Health insurance(2)	$—	$—	$—	$—	$—

Margaret A. Kivinski	Severance	$150,000	$150,000	$—	$—	$—
General Counsel	Accelerated vesting of stock options(1)	$—	$—	$—	$—	$—
	Health insurance(2)	$13,461	$13,461	$—	$—	$—

(1)	Represents the intrinsic value of in-the-money stock options outstanding at December 31, 2015 as determined by subtracting the exercise price of the stock options from the market price of our common stock on December 31, 2015, multiplied by the number of shares underlying the unvested in-the-money stock options.
(2)	Represents the cost as of December 31, 2015 of continuation of the executive’s health insurance

Director Compensation

The Compensation Committee has responsibility for the recommendation of the compensation for the Board of Directors. As stated in our 2015 Proxy Statement, our Board of Directors intended to re-evaluate our non-employee compensation program, including stock option grants to non-employee directors, and might determine to modify the program for 2016. Accordingly, our Compensation Committee again enlisted Radford to conduct a complete evaluation of our compensation programs as it relates to our non-employee directors. As such, Radford performed a similar analysis as it pertains to the compensation for our Board of Directors in terms of the cash retainer, cash meeting fees, and equity awards. The goal of the Compensation Committee is to have the compensation for the Board of Directors track the same pattern as the executive officers, with approximating the 50th percentile as a target in terms of cash and equity compensation relative to our peers.

Cash Compensation

In 2015, our program compensated non-employee directors via fixed annual retainers and meetings fees that vary by Compensation Committee and position, and are outlined below. Our current average non-employee director total cash compensation is positioned between the market 50th and 75th percentiles. As a result, there were no increases to the non-employee directors’ compensation policy in 2015.

Under our non-employee director compensation program for 2015, each non-employee director received the following cash compensation for service on our Board of Directors and committees of our Board of Directors during 2015:

•	an annual retainer fee of $30,000 for each director, payable quarterly,

•	an annual retainer fee of $25,000 for the chairperson of each committee of our Board of Directors other than the Audit Committee, payable quarterly,

•	an annual retainer fee of $30,000 for the chairperson of the Audit Committee of our Board of Directors, payable quarterly,

•	an annual retainer fee of $55,000 for the Chairman of our Board of Directors, payable quarterly,

•	a fee of $2,000 per board meeting attended by the director, such fee payable for meetings attended in person or telephonically,

•	a fee of $2,000 per committee meeting attended by the chair of the committee, such fees payable for meetings attended in person or telephonically, and

•	a fee of $1,500 per committee meeting attended by other directors who are members of the committee, such fees payable for meetings attended in person or telephonically.

For 2016, our Compensation Committee requested Radford perform a market analysis of the cash component of our current director compensation policy of the Company and recommend revisions to align the cash compensation component with the 50th percentile of the market and the equity component with the 50th percentile of the approved peer group.

As a result, the Board of Directors approved the following effective upon the date of the 2016 Annual Meeting of Stockholders:

•	A cash retainer component to the director’s compensation policy in lieu of the per meeting cash payment that will be payable for Board of Directors and committee positions and would include up to 10 meetings for each of the Board of Directors and committees. In the event there are more than 10 Board of Directors or committee meetings, the existing per meeting cash payment policy would be used to compensate Board of Directors or committee members for their attendance at the meetings in excess of 10. The cash retainer policy is the majority practice of boards within the market and the Company’s peer group and is designed to target the 50th percentile for cash compensation.

•	All non-employee directors will be paid an annual cash retainer of the following amounts:

•	Board Member: $45,000

•	Additional Non-Executive Chairman: $40,000

•	Committee Membership: Audit - $10,000, Compensation - $7,500, Nominating/Governance $5,000, and Strategy $5,000.

•	Additional Committee Chair: Audit - $20,000, Compensation - $15,000, Nominating/Governance - $10,000, and Strategy $10,000.

Stock Options

For 2016, our Compensation Committee also requested Radford perform a market analysis of the equity component of our current director compensation policy of the Company and recommend revisions to align with the equity compensation component with the 50th percentile of the market.

As a result the Board of Directors approved:

•	Effective in 2015, all stock grants are made once a year during our annual meeting of the Board of Directors held in conjunction with our Annual Meeting of Stockholders with the next scheduled option grant at the 2016 Annual Meeting of Stockholders.

•	All non-employee directors who remain on the Board of Directors after the annual shareholder election will be awarded stock option grants of 100,000 stock options which vest in equal quarterly amounts over one year.

•	Effective as of the date of the appointment by the Board of a new director or election by the shareholders of a new director at an annual shareholder meeting, such new director will receive an initial award of 200,000 stock options, which vest in equal quarterly amounts over one year.

Future considerations

As with our executive compensation, non-employee director compensation is an iterative process. The Compensation Committee plans to revisit the compensation structure of the non-employee directors on an annual basis and determine the appropriate course of action based on Galena’s business situation during that year.

Summary Compensation Table

In accordance with the non-employee director compensation policy, each non-employee director is paid such fees for his services as a non-employee director and is reimbursed for his reasonable expenses incurred in the performance of his duties as non-employee director.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard Chin, M.D.	74,500	—	$111,020	—	185,520
Stephen S. Galliker	110,500	—	$111,020	—	221,520
Sanford J. Hillsberg	140,000	—	$111,020	—	251,020
Steven A. Kriegsman	63,500	—	$111,020	—	174,520
Rudolph Nisi, M.D.	107,500	—	$111,020	—	218,520
William L. Ashton	105,000	—	$111,020	—	216,020
Irving M. Einhorn(1)	133,071	—	$111,020	—	244,091

(1)	Of the fees shown, $48,571 are related to Special Litigation Committee work. The Special Litigation Committee was established in August 2014 and disbanded in February 2015.

Reimbursements

Our Directors are reimbursed for their out-of-pocket expenses incurred in attending board of directors, committee and stockholder meetings, including those for travel, meals and lodging.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Galena’s Common Stock

Equity Compensation Plan

The following table sets forth certain information as of December 31, 2015, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of	(b) Weighted- Average Exercise Price of Outstanding	Number of Securities Remaining Available for Issuance
Equity compensation plans approved by our security holders:
Amended and Restated 2007 Incentive Plan	13,261,950	$2.58	8,177,252
Equity compensation plans not approved by our security holders:
Employee Stock Purchase Plan	NA	NA	528,131
Outstanding warrants (1)	482,186	$3.40	—

Total	13,744,136	$2.61	8,705,383

(1)	The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisers or other third parties, and do not include warrants sold in private placement or public offering transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the services providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from three to ten years from the grant date.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 28, 2016, by:

•	any person known by us to be the beneficial owner of 5% or more of our common stock, including any “group” as that term is defined in the Exchange Act;

•	each current director and each named executive officer identified in the “Summary Compensation Table” under “Executive Compensation” in this proxy statement who was still serving in such capacity on April 28, 2016; and

•	all of our current directors and current executive officers as a group.

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

Unless otherwise noted, the information below is based on the number of shares of our common stock beneficially owned by each person or entity at April 28, 2016 and the number of shares subject to any options and warrants granted to these individuals, which are indicated by footnote. The percentage ownership is based on 181,837,117 shares of common stock outstanding as of April 28, 2016. An asterisk (*) denotes beneficial ownership of less than 1%.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Named Executive Officers and Directors:
Mark W. Schwartz, Ph.D.(1)	1,627,685	*
Ryan M. Dunlap (2)	229,952	*
Thomas Knapp (3)	49,375	*
Bijan Nejadnik (3)	25,000
Richard Chin, M.D.(3)(10)	387,500	*
Irving M. Einhorn(3)	175,000	*
Stephen S. Galliker(4)(10)	485,000	*
Sanford J. Hillsberg(5)(10)	628,421	*
William L. Ashton(3)(10)	387,500	*
Steven A. Kriegsman(6)(10)	580,000	*
Rudolph Nisi, M.D.(7)(10)	398,500	*
Mary Ann Gray, Ph.D.	39,938	*
All executive officers and directors as a group — 12 persons(8)	5,001,371	2.75%

Name and address of 5% Beneficial Owner:
Black Rock, Inc(9)	9,049,327	4.98%
40 East 52nd Street
New York, New York 10022

(1)	Includes 1,196,210 shares of common stock underlying stock options.
(2)	Includes 211,250 shares of common stock underlying stock options.
(3)	Consists of shares of common stock underlying stock options.
(4)	Includes 475,000 shares of common stock underlying stock options.
(5)	Includes 525,000 shares of common stock underlying stock options.
(6)	Includes 575,000 shares of common stock underlying stock options.
(7)	Includes 375,000 shares of common stock underlying stock options.
(8)	Includes 4,369,335 shares of common stock underlying stock options.
(9)	The information shown is based upon a Schedule 13G filed with the SEC on January 26, 2016. As of the last required reporting date, they met the 5% threshold.
(10)	Of the amount shown, 200,000 of the stock options held by each of the following directors will be forfeited as a result of the final approval of settlement in In Re Galena Biopharma, Inc. Derivative Litigation: Sanford J. Hillsberg, Stephen Kriegsman, Rudolph Nisi, M.D., Richard Chin, M.D., Steven Galliker, and William Ashton.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Related Party Transactions in General

Our Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons, in accordance with its Charter and the NASDAQ marketplace rules. The written policy regarding related party transactions is set forth below under Policies and Procedures for Related Person Transactions.

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

The procedures followed by the Audit Committee to evaluate transactions with related parties require:

•	that all related party transactions, all material terms of the transactions, and all the material facts as to the related party’s direct or indirect interest in, or relationship to, the related party transaction must be communicated to the Audit Committee; and

•	that all related party transactions, and any material amendment or modification to any related party transaction, be reviewed and approved or ratified by the Audit Committee, as required by NASDAQ marketplace rules.

Our Audit Committee will evaluate related person transactions based on:

•	information provided by members of our Board of Directors in connection with the required annual evaluation of director independence;

•	pertinent responses to the Directors’ and Officers’ Questionnaires submitted periodically by our officers and directors and provided to the Audit Committee by our management;

•	background information on nominees for director provided by the Nominating and Corporate Governance Committee of our Board of Directors; and

•	any other relevant information provided by our directors or officers.

In connection with its review and approval or ratification, if appropriate, of any related party transaction, our Audit Committee is to consider whether the transaction will compromise standards included in our Code of Ethics. In the case of any related party transaction involving a non-employee, or independent director, or nominee for director, the Audit Committee also is to consider whether the transaction will compromise the director’s status as an independent director as prescribed in the NASDAQ marketplace rules.

2015 Related Party Transactions

TroyGould PC rendered legal services to our company in 2015 and has rendered legal services in 2016. We paid TroyGould PC approximately $576,876 in fees in 2015. Mr. Hillsberg is an executive officer of TroyGould PC. While there is no specific formula by which Mr. Hillsberg is compensated based upon the amount of revenues TroyGould PC receives from us, the revenues generated by clients that Mr. Hillsberg brings to the firm, of which we are one, is one of the principal factors considered by TroyGould’s compensation committee in determining his compensation. Accordingly, some portion of Mr. Hillsberg overall compensation from TroyGould can be indirectly attributable to fees paid to TroyGould by us. The engagements between the Company and TroyGould PC are related party transactions that are disclosed in our filings with the SEC. The initial engagement of TroyGould PC was approved by our Board in 2011 with Mr. Hillsberg recusing himself from the vote and the Audit Committee has ratified TroyGould PC’s engagement during 2015 after reviewing such engagement based upon the procedures for evaluating related party transactions.

Director Independence

Rule 5605 of the NASDAQ marketplace rules requires that a majority of our Board of Directors be comprised of independent directors. In addition, the NASDAQ marketplace rules require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance Committees be independent and that our Audit Committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2) of the NASDAQ marketplace rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, our Board of Directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. For purposes of determining whether a lawyer is eligible to serve on an audit committee, Rule 10A-3 under the Act generally provides that any partner in a law firm that receives payments from the issuer is ineligible to serve on that issuer’s audit committee.

Our Nominating and Corporate Governance Committee and the independent members of the Board of Directors have determined that, with the exception of Mr. Hillsberg, all our non-employee directors are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ marketplace rules: William L. Ashton, Richard Chin, M.D., Irving M. Einhorn, Stephen S. Galliker, Mary Ann Gray, Ph.D., Steven A, Kriegsman, and Rudolph Nisi, M.D.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The fees for 2015 and 2014 billed to us by Moss Adams LLP (“Moss Adams”) for professional services rendered for the audit and quarterly reviews of our financial statements filed by us with the SEC were $204,520 and $193,500, respectively.

Audit-Related Fees

Audit-related fees for 2015 and 2014 billed to us by Moss Adams for professional services rendered in connection with certain registration statements and various financings were $116,064 and $29,126, respectively.

Tax Fees

The fees for 2015 and 2014 billed to us by Moss Adams for tax compliance, tax advice, and tax planning were $17,203 and $17,607, respectively.

All Other Fees

Except as described above, no services were rendered by Moss Adams for 2015 or 2014.

Audit Committee Pre-Approval Policies and Procedures

Audit and non-audit services to be provided by Moss Adams are subject to the prior approval of the Audit Committee. In general, the Audit Committee’s policy is to grant such approval where it determines that the non-audit services are not incompatible with maintaining the independent registered public accounting firm’s independence and there are costs or other efficiencies in obtaining such services from the independent registered public accounting firm as compared to other possible providers. Our Audit Committee pre-approved all services provided to us by Moss Adams for 2015.

ITEM 15. EXHIBITS

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.**

31.2	Sarbanes-Oxley Act Section 302 Certification of John T. Burns.**

**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

Date: April 29, 2016

By:	/s/ MARK W. SCHWARTZ
Mark W. Schwartz, Ph.D.
President and Chief Executive Officer