Form 10-Q
period 2016-03-31
Galena Biopharma, Inc.
filed 2016-05-10
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 30, 2016, Galena Biopharma, Inc. had outstanding 181,837,117 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.
FORM 10-Q - Quarterly Report
For the Three Months Ended March 31, 2016

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION
	1	Financial Statements	2
		Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	2
		Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015	3
		Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2016	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	3	Quantitative and Qualitative Disclosures About Market Risk	39
	4	Controls and Procedures	40
II		OTHER INFORMATION
	1	Legal Proceedings	41
	1A	Risk Factors	42
	6	Exhibits	48
Index to Exhibits			48
Signatures			49
EX-4.1
EX-4.2
EX-4.3
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,709	$29,730
Restricted cash	401	401
Litigation settlement insurance recovery	1,700	21,700
Prepaid expenses and other current assets	1,051	1,398
Current assets of discontinued operations, net	88	392
Total current assets	37,949	53,621
Equipment and furnishings, net	299	335
In-process research and development	12,864	12,864
GALE-401 rights	9,255	9,255
Goodwill	5,898	5,898
Deposits and other assets	100	171
Total assets	$66,365	$82,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019	$1,597
Accrued expenses and other current liabilities	4,042	5,292
Litigation settlement payable	5,000	25,000
Fair value of warrants potentially settleable in cash	23,934	14,518
Current portion of long-term debt	3,740	4,739
Current liabilities of discontinued operations	4,487	5,925
Total current liabilities	42,222	57,071
Deferred tax liability	5,418	5,418
Contingent purchase price consideration	6,312	6,142
Total liabilities	53,952	68,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 275,000,000 shares authorized, 182,512,117 shares issued and 181,837,117 shares outstanding at March 31, 2016; 275,000,000 shares authorized, 162,581,753 shares issued and 161,906,753 shares outstanding at December 31, 2015	18	15
Additional paid-in capital	312,120	296,730
Accumulated deficit	(295,876)	(279,383)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	12,413	13,513
Total liabilities and stockholders’ equity	$66,365	$82,144

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$5,443	$5,825
General and administrative	3,525	3,087
Total operating expenses	8,968	8,912
Operating loss	(8,968)	(8,912)
Change in fair value of warrants potentially settleable in cash	(3,873)	1,152
Interest income (expense), net	(91)	(225)
Other expense	(170)	(321)
Total non-operating income (expense), net	(4,134)	606
Loss from continuing operations	(13,102)	(8,306)
Loss from discontinued operations	(3,391)	(2,231)
Net loss	$(16,493)	$(10,537)

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.07)	$(0.06)
Basic and diluted net loss per share, discontinued operations	$(0.02)	$(0.02)
Basic and diluted net loss per share	$(0.09)	$(0.08)
Weighted-average common shares outstanding: basic and diluted	179,372,320	136,054,864
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2015	162,581,753	$15	$296,730	$(279,383)	$(3,849)	$13,513
Issuance of common stock	19,772,727	3	20,186	—	—	20,189
Common stock warrants issued in connection with January 2016 common stock offering	—	—	(5,590)	—	—	(5,590)
Issuance of common stock upon exercise of warrants	50,665	—	46	—	—	46
Issuance of common stock in connection with employee stock purchase plan	67,017	—	78	—	—	78
Stock-based compensation for directors and employees	—	—	656	—	—	656
Exercise of stock options	39,955	—	14	—	—	14
Net loss	—	—	—	(16,493)	—	(16,493)
Balance at March 31, 2016	182,512,117	$18	$312,120	$(295,876)	$(3,849)	$12,413

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016		2015
Cash flows from operating activities:
Cash flows from continuing operating activities:
Net loss from continuing operations	$(13,102)		$(8,306)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	73		98
Non-cash stock-based compensation	656		371
Change in fair value of common stock warrants	3,872		(1,151)
Change in fair value of contingent consideration	170		321
Changes in operating assets and liabilities:
Prepaid expenses and other assets	418		30
Litigation settlement insurance recovery	20,000		—
Litigation settlement payable	(20,000)		—
Accounts payable	(578)		25
Accrued expenses and other current liabilities	(1,250)		(1,885)
Net cash used in continuing operating activities	(9,741)		(10,497)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(3,391)		(2,231)
Changes in operating assets and liabilities attributable to discontinued operations	(84)		1,172
Net cash used in discontinued operating activities	(3,475)		(1,059)
Net cash used in operating activities	(13,216)		(11,556)
Cash flows from investing activities:
Cash paid for purchase of equipment and furnishings	(6)		(18)
Net cash used in continuing investing activities	(6)		(18)
Selling costs paid for sale of commercial assets	(1,050)		—
Cash paid for commercial assets	—		(500)
Net cash used in discontinued investing activities	(1,050)	—	(500)
Net cash used in investing activities	(1,056)		(518)
Cash flows from financing activities:
Net proceeds from issuance of common stock	20,189		42,121
Net proceeds from exercise of stock options	14		—
Proceeds from common stock issued in connection with ESPP	78		110
Principle payments on long-term debt	(1,030)		(947)
Net cash provided by financing activities	19,251		41,284
Net increase in cash and cash equivalents	4,979		29,210
Cash and cash equivalents at the beginning of period	29,730		23,650
Cash and cash equivalents at end of period	$34,709		$52,860

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$21		$2
Cash paid during the periods for interest	$112		$166
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$5,590		$10,296
Reclassification of warrant liabilities upon exercise	$46		$—
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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Galena pursuant to the generally accepted accounting principles (GAAP). Unless the context otherwise indicates, references in these notes to the “Company,” “we,” “us” or “our” refer (i) to Galena, our wholly owned subsidiaries, Apthera, Inc., or “Apthera,” and our wholly owned subsidiary, Mills Pharmaceuticals, LLC or "Mills."

Discontinued Operations - As described in Note 12, during the quarter ended September 30, 2015 the Company met the relevant criteria for reporting the commercial operations as held for sale and in discontinued operations, pursuant to FASB Topic 205-20, Presentation of Financial Statements - Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. During the quarter ended December 31, 2015, the Company completed the sale of the commercial products and the related assets.

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

Reclassifications — Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on net loss per share. The Company has recast the financial information for the three months ended March 31, 2015 to reflect the Company's commercial business as discontinued operations in the accompanying financial statements as the commercial business was divested in the fourth quarter of 2015.

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

The Company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, as well as assets not considered to be indefinite-lived, and has determined that there has been no impairment to these assets as of March 31, 2016.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of March 31, 2016, we determined there were no variable interest entities required to be consolidated.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Litigation Settlement Payable and Insurance Recoveries — There can be a significant time lag between the time that legal fees are incurred and the insurance reimbursement available to offset the related costs. The legal costs are recorded in the period they are incurred, and the insurance recoveries for those costs are recorded in the period when the insurance reimbursement is deemed probable.

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

There was no income tax expense or benefit for the three month periods ended March 31, 2016 and 2015. We continue to maintain a full valuation allowance against our net deferred tax assets.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of March 31, 2016, the Company’s cash equivalents were invested in money market mutual funds. The Company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company maintains significant cash and cash equivalents at two financial institutions that are in excess of federally insured limits.

Comprehensive Loss — Comprehensive loss consists of our net loss, with no other comprehensive income items for the periods presented.

Effect of Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, however, we anticipate recognition of additional assets and corresponding liabilities related to leases on our balance sheet.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (ASU 2016-09). ASU 2016-09 changes several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share, and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. Early adoption is available. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2. Fair Value Measurements

The Company follows ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are defined as follows:
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	March 31, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$32,029	$32,029	$—	$—
Total assets measured and recorded at fair value	$32,029	$32,029	$—	$—
Liabilities:
Warrants potentially settleable in cash	$23,934	$—	$23,934	$—
Contingent purchase price consideration	6,312	—	—	6,312
Total liabilities measured and recorded at fair value	$30,246	$—	$23,934	$6,312

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Description	December 31, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$29,171	$29,171	$—	$—
Total assets measured and recorded at fair value	$29,171	$29,171	$—	$—
Liabilities:
Warrants potentially settleable in cash	$14,518	$—	$14,518	$—
Contingent purchase price consideration	6,142	—	—	6,142
Total liabilities measured and recorded at fair value	$20,660	$—	$14,518	$6,142

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2016 and 2015. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2016 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2016	$6,142
Change in the estimated fair value of the contingent purchase price consideration	170
Balance at March 31, 2016	$6,312

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Clinical trial costs	$2,437	$3,294
Professional fees	942	435
Compensation and related benefits	642	1,535
Interest expense	21	28
Accrued expenses and other current liabilities	$4,042	$5,292

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

5. Legal Proceedings, Commitments and Contingencies
Legal Proceedings

On December 3, 2015, we agreed in principle to resolve and settle the consolidated shareholder derivative action, In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI, currently pending in the United States District Court for the District of Oregon against us and certain of our current and former officers and directors. On April 21, 2016, the District Court of Oregon held the final approval hearing of the settlement with the derivative plaintiffs after which the District Court continued the final approval hearing until June 23, 2016 and requested the parties submit additional briefing by June 9, 2016 on the fee request by the derivative plaintiffs’ attorneys.

On December 3, 2015, we also agreed in principal to resolve and settle the securities putative class action lawsuit, In re Galena Biopharma, Inc. Securities Litigation, Civil Action No. 3:14-cv-00367-SI, pending against us, certain of our current and former officers and directors and other defendants in the United States District Court for the District of Oregon. The District Court has set the final approval hearing of such settlement for June 23, 2016.

As of March 31, 2016 our insurance carriers paid $20 million with the remaining $1.7 million paid in April 2016. The Company expects to pay $2.3 million in cash and $1 million in common stock in June 2016.

The litigation settlements are summarized as follow (in thousands)

Amount
Class action settlement	$20,000
Derivative settlement	5,000
Total settlements	$25,000

Paid by the insurance carriers	$20,000
Payable by the insurance carriers	1,700
Payable by the company in cash	2,300
Payable by the company in common stock	1,000
Total settlements payable	$25,000

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

November 2014 Purchase Agreement with Lincoln Park Capital, LLC - On November 18, 2014, the Company entered into a purchase agreement with Lincoln Park Capital, LLC (LPC), pursuant to which the Company has the right to sell to LPC up to $50 million in shares of the Company's common stock, subject to certain limitations and conditions over the 36 month term of the purchase agreement. Pursuant to the purchase agreement, LPC initially purchased 2.5 million shares of the Company's common stock at $2.00 per share and the Company issued 631,221 shares of common stock to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this initial issuance, the Company received initial net proceeds of $4.9 million, after deducting commissions and other offering expenses. In addition to LPC’s initial purchase of our common stock under the purchase agreement, during the first quarter of 2015, we received net proceeds of $4.4 million from LPC’s subsequent purchases of a total of 2.7 million shares of our common stock, excluding the commitment fee shares. There were no sales of our common stock under the LPC purchase agreement during the three months ended March 31, 2016.

At Market Issuance Sales Agreements - On May 24, 2013 the Company entered into At Market Issuance Sales Agreements (ATM) with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. The ATM is available to the Company until it is terminated by the Agents or the Company. During the first quarter of 2015, we received $2.3 million in net proceeds from the sale of 1.4 million shares of our common stock through the ATM. There were no sales of our common stock under the ATM during the three months ended March 31, 2016.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

January 2016 Underwritten Public Offering - On January 12, 2016 the Company closed an underwritten public offering of 19,772,727 units at a price to the public of $1.10 per unit for gross proceeds of $21.8 million (the January 2016 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.60 of a share of common stock at an exercise price of $1.42 per share. The January 2016 Offering included an over-allotment option for the underwriters to purchase an additional 2,965,909 shares of common stock and/or warrants to purchase up to 1,779,545 shares of common stock. On January 12, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,779,545 shares of common stock. The underwriters did not exercise their over-allotment option to purchase 2,965,909 shares of our common stock. The total net proceeds of the January 2016 Offering, including the exercise of the over-allotment option to purchase the warrants, were $20.2 million, after deducting underwriting discounts and commissions and offering expense paid by the Company.

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of March 31, 2016
Warrants outstanding	35,775
Stock options outstanding	12,001
Options reserved for future issuance under the Company’s 2007 Incentive Plan	9,399
Shares reserved for future issuance under the Employee Stock Purchase Plan	461
Total reserved for future issuance	57,636

7. Warrants

The following is a summary of warrant activity for the three months ended March 31, 2016 (in thousands):

	January 2016 Warrants	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	Other Equity Financing Warrants	Consultant and Oxford Warrants	Total
Outstanding, January 1, 2016	—	14,006	3,973	3,031	816	482	22,308
Issued	13,643	—	—	—	—	—	13,643
Exercised	—	—	—	—	(145)	—	(145)
Expired	—	—	—	—	(31)	—	(31)
Outstanding, March 31, 2016	13,643	14,006	3,973	3,031	640	482	35,775
Expiration	January 2021	March 2020	September 2018	December 2017	Varies 2016-2017	Varies 2014-2020

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in January 2016, March 2015, September 2013, December 2012, April 2011, March 2011, and March 2010. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

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

	As of March 31, 2016
	January 2016 Warrants	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2010 Warrants
Strike price	$1.42	$2.08	$2.50	$1.75	$0.65	$1.92
Expected term (years)	4.77	3.97	2.47	1.73	1.06	0.50
Volatility %	77.91%	78.82%	79.51%	75.03%	83.64%	75.90%
Risk-free rate %	1.17%	1.03%	0.80%	0.69%	0.60%	0.39%

	As of December 31, 2015
	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants*	March 2010 Warrants
Strike price	$2.08	$2.50	$1.83	$0.65	$0.65	$2.02
Expected term (years)	4.22	2.72	1.98	1.31	0.18	1.00
Volatility %	75.85%	74.70%	76.37%	65.60%	47.98%	71.41%
Risk-free rate %	1.58%	1.24%	1.05%	0.77%	—%	—%
*Note the March 2011 warrants expired in March 2016. The March 2010 warrants do not expire until September 2016.

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
The changes in fair value of the warrant liability for the three months ended March 31, 2016 were as follows (in thousands):

	January 2016 Warrants	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	Other Equity Financing Warrants	Total
Warrant liability, January 1, 2016	$—	$10,337	$1,933	$1,565	$537	$146	$14,518
Fair value of warrants issued	5,590	—	—	—	—	—	5,590
Fair value of warrants exercised	—	—	—	—	—	(46)	(46)
Change in fair value of warrants	5,686	(1,134)	(231)	(305)	(48)	(96)	3,872
Warrant liability, March 31, 2016	$11,276	$9,203	$1,702	$1,260	$489	$4	$23,934

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of our Loan financing, we granted Oxford Financial LLC warrants to purchase up to 182,186 shares of common stock at an exercise price of $2.47, which equaled to the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using an appropriate pricing model. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk-free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $1.93 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

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

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$127	$77
General and administrative	529	294
Total stock-based compensation from continuing operations	$656	$371

The Company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended March 31,
	2016	2015
Risk free interest rate	1.41%	1.41%
Volatility	75.24%	74.62%
Expected lives (years)	6.25	6.25
Expected dividend yield	—%	—%

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The weighted-average fair value of options granted during the three months ended March 31, 2016 was $0.56 per share. The weighted-average fair value of options granted during the three months ended March 31, 2015 was $1.16 per share.

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

As of March 31, 2016, there was $4,266,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.87 years.

As of March 31, 2016, an aggregate of 26,500,000 shares of common stock were reserved for issuance under the Company’s 2007 Incentive Plan, including 12,001,000 shares subject to outstanding common stock options granted under the plan and 9,399,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes option activity of the Company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2016	13,262	$2.58
Granted	105	0.84
Exercised	(40)	0.87	$10
Cancelled	(1,326)	2.37	$25
Outstanding at March 31, 2016	12,001	$2.59	$421
Options exercisable at March 31, 2016	7,152	$3.19	$366

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2016 were calculated based on the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on March 31, 2016 of $1.36 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

9. Other Expense

Other expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Change in fair value of the contingent purchase price liability	$(170)	$(321)
Total other expense	$(170)	$(321)

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Warrants to purchase common stock	35,775	22,546
Options to purchase common stock	12,001	10,683
Total	47,776	33,229

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

Through a separate agreement with MonoSol entered into on December 16, 2015 (the “MonoSol License Amendment”), (i) the Company and MonSol agreed to amend the MonoSol License in order to reduce the number of field representatives that the Company is required to maintain with respect to Zuplenz, and (ii) the Company paid MonoSol $900,000 of the upfront fee payable to the Company under the Purchase Agreement and 20% of any future milestone payments received by the Company under the Purchase Agreement.

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

12. Discontinued Operations, Assets Held for Sale

As part of the Company's strategic objective to focus its resources on its development pipeline, our management and Board of Directors decided and committed to pursue a plan to sell or otherwise divest the Company’s commercial business during the third quarter of 2015. The Company’s commercial business was comprised of two products: Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film. Both products were sold in the fourth quarter of 2015.

The Company entered into an agreement with a third party firm to assist the company with the divestiture of its commercial operations including identifying potential acquirers. Pursuant to the terms of the agreement, the Company paid a success fee to the third party firm in an amount of $900,000 and agreed to pay 5% of realized future revenue and payment streams.

The Company entered into compensatory arrangements related to the divestiture of our commercial business with certain members of commercial management. Under the terms of these arrangements, the Company paid a retention fee to the three employees in a combined total amount equal to $352,000 or 3% of cash consideration received as upfront payment in the transactions. These employees also received severance payments equal to one month’s salary for between four and seven months. In addition to these compensatory agreements loss from discontinued operations includes one-time termination benefits provided to employees who were part of the commercial business and did not accept employment opportunities at the companies which purchased Abstral and Zuplenz.

The following table describes the net proceeds from the sale and the assets and liabilities sold, net of selling costs (in thousands):

	Sale of Abstral and related assets on November 19, 2015	Sale of Zuplenz and related assets on December 24, 2015
Net proceeds from sales
Total consideration	$8,348	$3,750
Less selling costs*	(815)	(1,050)
Proceeds from sale, net of selling costs	$7,533	$2,700
*Selling costs related to the sale of Zuplenz and related assets were included in accrued liabilities as of December 31, 2015 and were paid in the first quarter of 2016. All other amounts were received or paid in the fourth quarter of 2015.

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

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the commercial operations to assets held for sale, net in the balance sheets (in thousands):

	March 31, 2016	December 31, 2015
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$88	$392
Total current assets of discontinued operations, net	88	392

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$1,236	$1,491
Accrued expenses and other current liabilities	3,251	4,434
Total current liabilities of discontinued operations	$4,487	$5,925

The following table represents the components attributable to the commercial operations that are presented in the consolidated statement of comprehensive loss as discontinued operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenue	$—	$2,750
Additional channel obligations	(1,010)	—
Cost of revenue	—	(393)
Amortization of certain acquired intangible assets	—	(146)
Research and development	—	(85)
Selling, general, and administrative	(2,381)	(4,340)
Non-operating income (expense)	—	(17)
Impairment charge from classification as assets held for sale	—	—
Loss from discontinued operations	$(3,391)	$(2,231)

Additional Channel Obligations included in discontinued operations in the first quarter of 2016 is comprised of larger than anticipated rebates of Abstral sales that we are responsible for through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions. The increase in rebates was partially offset by lower than expect patient assistance program reimbursement.
Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that are required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outsider services necessary to support the commercial operations. Despite no longer having a sales and marketing team or commercial products during the first quarter of 2016 we incurred $2.4 million in selling, general, and administrative expense in discontinued operations. $2.1 million related to legal expenses from external counsel associated with document production for the subpoenas related to the sales and marketing practices of Abstral. These legal proceedings are further disclosed in Part II., Item 1.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents significant operating non-cash items and capital expenditures related to discontinued operations (in thousands):

	March 31, 2016	March 31, 2015
Depreciation and amortization	$—	$20
Stock-based compensation	$—	$256
Purchases of property and equipment	$—	$(34)
Cash paid for acquisition of Zuplenz rights	$—	$(500)

13. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2016 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements and below, the Company did not have any material recognizable or unrecognizable subsequent events.

On May 10, 2016, the Company entered into a Securities Purchase Agreement, with certain purchasers pursuant to which the Company sold, at a 6.375% original issue discount, a total of $25,530,000 Senior Secured Debentures (the “Debentures”) and warrants to purchase up to 2.0 million shares of the Company's common stock. Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees, were approximately $23,400,000. The Debentures mature November 10, 2018, and accrue interest at 9% per year and contain no conversion features to shares of our common stock. The Company intends to use the net proceeds from this offering to fund our Phase 3 PRESENT study of NeuVax and other clinical trials of its product candidates, payoff the $3.1 million of principal and accrued interest of its loan with Oxford Finance, LLC and to augment its working capital and for general corporate purposes.

The Debentures carry an interest only period of six months following which the holder shall have the rights, at its option, to require the Company to redeem up to $1,100,000 of the outstanding principal amount of these Debentures. Interest is payable at the end of each month based on the outstanding principal. The Company is required to promptly, but in any event no more than three trading days after the Holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of the Company's common stock. If the Company elects to pay the redemption amount in shares of its common stock, then the shares will be delivered at the lesser of A) 7.5% discount to the average of the 3 lowest volume weighted average prices over the prior 20 trading days or B) a 7.5% discount to the prior trading day’s volume weighted average price. The Company may only opt for payment in shares of common stock if certain equity conditions are met.

If the interim analysis of the PRESENT Trial results in a discontinuation of the study, the holder has the right to require the Company to prepay in cash all, or any portion, of the outstanding principal amount of this Debenture funded in cash by the holder on the closing date, plus all accrued and unpaid interest. If the holder elects such prepayment of the Debentures, then the number of shares subject to the warrants issued to the holder will be reduced in proportion to the percentage of principal required and accrued interest to be prepaid by the Company. The Purchaser received 1 million warrants upon the closing on the sale of the Debentures at an exercise price of $1.51, maturing 5 years from issuance. Additionally, the Purchasers will receive 1 million warrants unless the Company's public company announcement of the interim analysis expected at the end of the second quarter of 2016 conducted by the Independent Data Monitoring Committee of the PRESENT Trial recommends the Company not proceed with the continuation of such clinical trial and the Debentures are prepaid in full.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company’s obligations under the Debentures can be accelerated in the event the Company undergoes a change in control and other customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay all amounts of principal and interest then outstanding under the Debentures in cash. The Company’s obligations under the Debentures are secured under a Security Agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. The Company must also maintain a minimum of $24.0 million in cash through the date of the public announcement of the interim analysis of the PRESENT Trial. If the trial is not discontinued as a result of the interim analysis then the minimum cash requirement is reduced to $12.0 million.

Armentum Partners, LLC (the “Placement Agent”) acted as the placement agent in the offering of the Debentures and the Company agreed to pay the Placement Agent a fee equal to 2% of the funds received from the sale of the Debentures. The Company paid half of the placement fee upon funding with the remaining payable unless the Company prepays the loan, or any portion, of all outstanding principal amounts of the Debentures if the PRESENT trial is discontinued for certain specified reasons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, LLC, or "Mills."

This management’s discussion and analysis of financial condition as of March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Amended Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 11, 2016.

The discussion and analysis below includes certain forward-looking statements related to the development of our products in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of our product commercialization and development activities, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, including the uncertainties and other factors described in our Amended Annual Report on Form 10-K for the year ended December 31, 2015 that could cause our actual commercialization efforts, development activities, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

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
The chart below summarizes the current status of our clinical development pipeline:

Novel Cancer Immunotherapies

Our targeted cancer immunotherapy approach is currently based upon two key areas: preventing secondary recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow; and, primary prevention intended to address a tumor known as ductal carcinoma in situ (DCIS) from becoming invasive breast cancer. Once a patient’s tumor becomes metastatic, the outcome is often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have residual disease. Minimal residual disease, or single cancer cells (occult cancer cells) or micrometastasis, that are undetectable by current radiographic scanning technologies, can result in disease recurrence, metastasis and/or death.

Our therapies utilize an immunodominant peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF, Leukine), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile compared to more toxic, less tolerable therapies such as chemotherapies and checkpoint inhibitors. Our technology also has the potential to evoke long-lasting, durable protection through activation of the immune system and is administered via a convenient, intradermal mode of delivery. We are currently engaged in multiple clinical trials with NeuVax™ (nelipepimut-S), GALE-301, and GALE-302, targeting the prevention of recurrence in breast, gastric, endometrial and ovarian cancers.

NeuVax™ (nelipepimut-S)

NeuVax™ (nelipepimut-S), our lead product candidate, is a cancer immunotherapy targeting human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict Disease Free Survival (DFS) and Overall Survival (OS) suggesting a presence of isolated micrometastases, not detectable clinically, but, over time, can lead to recurrence, most often in distant sites. After binding to the specific HLA molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocyte (CTLs), causing significant clonal expansion. These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

Breast Cancer: According to the National Cancer Institute (NCI), over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the U.S., metastatic breast cancer remains incurable. Approximately 75% to 80% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients-those with HER2 immunohistochemistry (IHC) 3+ disease, or IHC 2+ and fluorescence in situ hybridization (FISH) amplified-have a HER2 directed, approved treatment option available after their initial standard of care. This leaves the majority of breast cancer patients with low-to-intermediate HER2 expression (IHC 1+/2+) ineligible for therapy and without an effective targeted treatment option to prevent cancer recurrence.

We have multiple trials currently ongoing with NeuVax. For our pivotal, Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node- Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) trial, NeuVax is targeting the 50,000-60,000 female breast cancer patients annually diagnosed in the U.S. who are at a higher risk of their breast cancer recurring, which we refer to as “disease recurrence,” after achieving “no evidence of disease” (NED) status, (or becoming a “survivor”) with standard-of-care therapy (surgery, chemotherapy, radiation). These high-risk patients have a particular molecular signature and disease status: HER2 IHC 1+/2+ (oncoprotein associated with aggressive tumor growth), node positive (disease present in the axillary lymph nodes prior to surgery), and are HLA A2 and/or A3 positive (human leukocyte antigen from A2/A3 patients who have the same loci of genes which represents approximately 65% of the population). Up to 25% of resectable, node-positive breast cancer patients, having no radiographic evidence of disease following surgery and adjuvant chemo/radiation therapy, are expected to relapse within three years following diagnosis. The prognosis upon recurrence is very poor. These cancer patients presumably still had isolated, undetected tumor CTCs that led to a recurrence of cancer in the breast (local recurrence) or in another location (metastatic disease). In addition to our Phase 3 trial, we currently have two additional Phase 2 breast cancer trials ongoing with NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche) targeting the prevention of recurrence in expanded indications. The Phase 3 PRESENT trial is fully enrolled and has achieve its 70th qualifying DFS event, thereby triggering a pre-planned interim analysis. The interim analysis will be performed by an Independent Data Safety Monitoring Committee (IDMC). The IDMC will evaluate the safety of NeuVax for all patients enrolled, perform a futility analysis, and provide its recommendation on continuing the trial. We anticipate reaching this next milestone in the PRESENT trial at the end of the second quarter of 2016.

We also recently announced our intent to initiate a Phase 2 trial with NeuVax as a single agent in patients with ductal carcinoma in situ (DCIS) in collaboration with the NCI, potentially positioning NeuVax as a treatment for earlier stage disease. The trial will have an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients. DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct, and is the most common type of breast cancer. The abnormal cells have not spread outside the duct to other tissues in the breast. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast- conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2015 there were over 60,000 diagnoses of DCIS.

Gastric Cancer: According to the NCI, gastric (stomach) cancer is a disease in which malignant (cancer) cells form in the lining of the stomach.  Almost all gastric cancers are adenocarcinomas (cancers that begin in cells that make and release mucus and other fluids). Other types of gastric cancer are gastrointestinal carcinoid tumors, gastrointestinal stromal tumors, and lymphomas. Infection with bacteria called Helicobacter pylori (H. pylori) is a common cause of gastric cancer and age, diet, and stomach disease can affect the risk of developing gastric cancer. Gastric cancer is often diagnosed at an advanced stage because there are no early signs or symptoms. Gastric, or stomach cancer, is the second-most common cancer among males and third-most common among females in Asia and worldwide with over 63,000 new cases a year in India, where an initial clinical trial of NeuVax will be run. Overexpression of the HER2 receptor occurs in approximately 20% of gastric and gastro-esophageal junction adenocarcinomas, predominantly those of the intestinal type. Overall, without regard to the stage of cancer, only approximately 28% of patients with stomach cancer live at least five years following diagnosis and new adjuvant treatments are needed to prevent disease recurrence.

We currently have a number of ongoing or planned clinical trials designed to expand the clinical and geographical footprint of NeuVax:

•
Phase 3 Ongoing: Our Phase 3 PRESENT (Prevention of Recurrence in Early- Stage, Node-Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study targeted enrollment of 700 HER2 1+/2+ patients who are node-positive and HLA A2 or A3 positive. The trial is being conducted under a Special Protocol Assessment (SPA) granted by the U.S. Food and Drug Administration (FDA). The multinational, multicenter, randomized, double-blinded PRESENT trial is ongoing in North America, Western and Eastern Europe, and Israel. The trial is fully enrolled with 758 patients and it recently achieved 70 events which triggers the pre-planned interim analysis scheduled to take place late in the second quarter of this year.

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

•
Phase 2 Ongoing: An IST is also ongoing to study NeuVax in combination with trastuzumab in node positive and negative HER2 IHC 3+ patients or HER2 gene-amplified breast cancer patients who are HLA A2 and/or HLA A3 positive and are determined to be at high-risk for recurrence. The study plans to enroll 100 women. Partial funding for this trial comes from the Department of Defense (DoD) through the Congressionally Directed Medical Research Program via legislation known as the Defense Appropriations Act. The grant was awarded under a Breast Cancer Research Program with the Breakthrough Award given to the lead investigator for the trial.

•
Phase 2 Planned: A clinical trial, entitled, VADIS: Phase 2 trial of the Nelipepimut-S Peptide VAccine in Women with DCIS of the Breast is expected to initiate in Q2 2016. The Phase 2 trial will be a single-blind, double arm, randomized, controlled trial in pre- or post-menopausal patients with DCIS who are HLA-A2 positive with HER2 expression of IHC 1+, 2+, or 3+. VADIS will be co-funded by and run in collaboration with the National Cancer Institute (NCI).

•
Phase 2 Planned: A Phase 2 clinical trial in patients with gastric cancer is expected to initiate in 2016. The trial will be run in India by our partner, Dr. Reddy’s Laboratories, Ltd., as part of our NeuVax commercialization agreement in that region with Dr. Reddy’s.

GALE-301 and GALE-302

Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha. FBP is a well-validated therapeutic target that is highly over-expressed in ovarian, endometrial and breast cancers, and is the source of immunogenic peptides that can stimulate cytotoxic T lymphocytes (CTLs) to recognize and destroy FBP-expressing cancer cells. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents. These patients suffer a high recurrence rate and most relapse with an extremely poor prognosis. GALE-301 and GALE-302 are immunogenic peptides that consist of a peptide derived from FBP combined with GM-CSF for the prevention of cancer recurrence in the adjuvant setting. GALE-301 is the E39 peptide, while GALE-302 is an attenuated version of this peptide, known as E39’. Two trials are ongoing with our FBP peptides: the GALE-301 Phase 2a portion of the Phase 1/2a clinical trial is ongoing in ovarian and endometrial adenocarcinomas, and the GALE-301 plus GALE-302 Phase 1b clinical trial is ongoing in breast and ovarian cancers.

Ovarian Cancer: According to the NCI Surveillance, Epidemiology, and End Results (SEER) Program, new cases of ovarian cancer occur at an annual rate of 11.9 per 100,000 women in the United States, with an estimated 22,280 cases for 2016. Although ovarian cancer represents about 1.3% of all cancers, it represents about 2.4% of all cancer deaths, or an estimated 14,180 deaths in 2015. Approximately 1.3% of women will be diagnosed with ovarian cancer at some point during their lifetime (2010 - 2012 data). The prevalence of ovarian cancer in the U.S. is about 192,000 women, and the five-year survivorship for women with ovarian cancer is 45.6%. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease, with an estimated 80% of women presenting with advanced-stage (III or IV) disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While many patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse. Depending upon their level of residual disease, the risk for recurrence after completion of primary therapy is approximately 70%. Unfortunately for these women, once the disease recurs, treatment options are limited and the disease is most likely incurable.

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

Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide following oral administration, appears to be well tolerated at the doses administered, and to be capable of reducing platelet levels. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the ongoing Phase 2 proof-of-concept trial. The Phase 2, open label, single arm, proof-of-concept trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts in patients with MPNs. Final safety and efficacy data from this pilot Phase 2 trial were presented in December 2015 and demonstrated a prolonged clinical benefit with a potentially improved safety profile. The Phase 2 trial remains ongoing and we plan to submit a final Phase 2 manuscript at the end of 2016. We continue to review our data and are analyzing the treatment landscape for MPNs, with a current focus on Essential Thrombocythemia where we see an unmet medical need in patients who are intolerant to the current standard of care. We are planning to meet with the FDA later this year to discuss our Phase 2 data, our development opportunities in MPN patients, and confirmation of the 505(b)2 regulatory pathway for approval.

Myeloproliferative neoplasms: MPNs are a closely related group of hematological malignancies in which the bone marrow cells that produce the body’s blood cells develop and function abnormally. The main MPNs are ET, Polycythemia Vera (PV), Primary Myelofibrosis (PMF), and Chronic Myelogenous Leukemia (CML), all of which are associated with high platelet counts. ET is an acquired disease of the bone marrow and is associated with vascular complications including thrombosis and bleeding events. The MPNs are progressive blood cancers that can strike anyone at any age and for which there is no known cure.

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

Drug Candidate	Indication	Scope	Estimated Exclusivity Period
NeuVax™ (nelipepimut-S)	Breast cancer recurrence	Pending and/or issued	2028
NeuVax™ (nelipepimut-S)	Gastric	Pending and/or issued	2028
NeuVax™ (nelipepimut-S)	DCIS	Pending and/or issued	2028
NeuVax™ in combination with trastuzumab	Breast cancer	Pending and/or issued	2026
NeuVax™ in combination with other compounds	Breast cancer	Pending and/or issued	2037
GALE-301 & GALE-302	Breast, ovarian and endometrial cancer	Pending and/or issued	2035
GALE-401 (Anagrelide Controlled Release)	Platelet Lowering	Pending and/or issued	2029

Recent Operational Developments (in reverse chronological order)

Appointment of Mary Ann Gray, Ph.D. to Board of Directors

Effective April 25, 2016, the Board increased the number of directors from eight to nine directors and appointed Mary Ann Gray, Ph.D. as a Class III director. Dr. Gray will be listed in Galena’s 2016 Proxy Statement as a nominee for election at our 2016 Annual Meeting of Stockholders. Dr. Gray is President of Gray Strategic Advisors, LLC, which provides strategic advice to both public and private biotechnology companies. Previously, she spent three and a half years with the Federated Kaufmann Fund focusing on both public and private healthcare investments. Prior, Dr. Gray was a sell-side biotechnology analyst for nine years. Earlier in her career, Dr. Gray held scientific positions at Schering Plough and NeoRx, managed pre-clinical toxicology studies for the National Cancer Institute through Battelle Memorial Institute, and worked in a hospital laboratory. Dr. Gray currently serves on the board of directors of several publicly traded biotechnology companies: Acadia Pharmaceuticals, TetraLogic, Inc., Juniper Pharmaceuticals, Senomyx, Inc. Previously, Dr. Gray also served on the boards of Dyax Corp., GTC Biotherapeutics, Inc., Telik, and Apthera, Inc. (private). Dr. Gray has a Ph.D. in Pharmacology from the University of Vermont where she focused on novel chemotherapeutic agents for the treatment of cancer, and she received her B.S. in biology from the University of South Carolina. She completed her postdoctoral work at Northwestern University Medical School and Yale University School of Medicine.

Settlement of Derivative and Class Action Litigation

On February 4 and 16, 2016, the United States District Court for the District of Oregon granted preliminary approval of the settlements we had previously reported we had reached in In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI and in In re Galena Biopharma, Inc. Securities Litigation, Civil Action No. 3:14-cv-00367-SI, respectively. The Court had set the final approval hearings for April 21, 2016 in In re Galena Biopharma, Inc. Derivative Litigation and June 23, 2016 in In re Galena Biopharma, Inc. Securities Litigation. On April 21, 2016, the Court continued the final approval hearing in In re Galena Biopharma, Inc. Derivative Litigation to June 23, 2016 for further argument on the fee request by the derivative plaintiffs’ attorneys.

Presented GALE-301/GALE-302 Clinical Booster Data

On April 19, 2016 data from the booster phase of the Company’s GALE-301/GALE-302 Phase 1/2a clinical trial was presented at the American Association for Cancer Research (AACR) Annual Meeting. The poster, entitled, “Comparing an attenuated booster (E39’) vs. E39 booster to potentiate the clinical benefit of the folate binding protein (FBP)-derived vaccine (E39 + GM-CSF) in a phase I/IIa trial to prevent recurrence in endometrial (EC) and ovarian cancer (OC) patients,” randomized patients to two different boosters: E39 (GALE-301), versus E39’ (GALE-302). The purpose of the study was to evaluate the immune responses and determine which booster, if either, would provide a sustained immune response and potentially longer disease free survival (DFS) rates. The use of the wildtype peptide (GALE-301/E39) demonstrated the same tolerable safety profile as the attenuated peptide (GALE-302/E39’) with only Grade 1 local reactions and minimal Grade 2 toxicities.  Importantly, the percentage of patients who received two booster inoculations and remained disease free was significantly better in the drug treatment arm, versus the control arm (p=0.02), regardless of which booster was used.

PRESENT Trial Achieved 70th Qualifying Disease Free Survival Event

On March 29, 2016 we announced that the 70th qualifying disease free survival (DFS) event was achieved in the NeuVax™ (nelipepimut-S) Phase 3, PRESENT (Prevention of Recurrence in Early-Stage, Node Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) clinical trial. Based on clinical and radiological data, 70 qualifying DFS events were confirmed by the trial’s independent Endpoint Adjudication Committee (EAC), comprised of two oncologists and one radiologist with expertise in the conduct of clinical trials in breast cancer. For the PRESENT trial, a qualifying DFS event is defined as: a recurrence of the primary breast cancer, either locally in the breast, regionally in the lymph nodes, or distantly as metastatic disease; an occurrence of another cancer; or, death from any cause. All qualifying DFS events are confirmed by the EAC.

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

Closed Public Offering and Debt Financing

On January 12, 2016, we closed the previously announced underwritten public offering of common stock and warrants. The net proceeds to us were approximately $20.2 million.

On May 10, 2016, we closed on a Securities Purchase Agreement, with certain purchasers pursuant to which the Company sold, at a 6.375% original issue discount, a total of $25.5 million Senior Secured Debentures. The net proceeds to us were approximately $23.4 million

Results of Operations for the Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016, our net loss was $16.5 million compared with a net loss of $10.5 million for the three months ended March 31, 2015. Loss from continuing operations for the three months ended March 31, 2016 was $13.1 million compared with a loss from continuing operations of $8.3 million for the three months ended March 31, 2015, which was primarily driven by a non-cash net change in our warrant liability of $5.0 million from a $1.1 million gain in the first quarter of 2015 to a $3.9 million loss in the first quarter of 2016.

During the third quarter of 2015, the Company completed its strategic review and concluded to solely focus its resources on its clinical development pipeline and our management and Board of Directors committed to pursue a plan to sell or otherwise divest the Company’s commercial business. These actions caused the Company to meet the relevant criteria for reporting the Company’s commercial business as discontinued operations. Discontinued operations for the three months ended March 31, 2016 and 2015 is comprised of the revenue, expenses, gains and losses of our commercial business. Our loss from discontinued operations for the three months March 31, 2016 was $3.4 million compared with a loss from discontinued operations of $2.2 million for the three months ended March 31, 2015.

Further analysis of the changes and trends in our operating results are discussed below.

(dollars in thousands)	Three Months Ended March 31,
	2016	2015	% Change
Operating loss	$(8,968)	$(8,912)	(1)%
Non-operating income (expense)	(4,134)	606	(782)%
Loss from discontinued operations	(3,391)	(2,231)	(52)%
Net loss	$(16,493)	$(10,537)	(57)%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.07)	$(0.06)	(17)%
Basic and diluted net loss per share, discontinued operations	$(0.02)	$(0.02)	—%
Basic net loss per share	$(0.09)	$(0.08)	(13)%

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, compensation-related costs for our employees dedicated to research and development activities, and licensing fees and patent prosecution costs. Research and development expense for the three months ended March 31, 2016 and 2015, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
Research and development expense	$5,443	$5,825	(7)%

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

The decrease of 7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 in research and development expense was primarily due to the decrease in enrollment efforts surrounding our Phase 3 PRESENT clinical trial. The completion of over-enrollment in April 2015 reduced expenses related to the trial as we enter the monitoring phase and we continue toward our expected interim analysis in the second quarter of 2016 and final endpoint in 2018. The decrease in recruitment and enrollment expenses related to the Phase 3 PRESENT clinical trial were partially offset by recruitment, enrollment, and monitoring expenses in our other ongoing or planned clinical trials. We expect 2016 research and development expenses to increase as we continue to expand our clinical pipeline and the hiring of additional headcount for quality, safety, data management, clinical operations, and regulatory affairs as our clinical trials progress and approach their respective endpoints and as we begin preparations towards filing our biologics license application (BLA) for NeuVax.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. General and administrative expense for the three months ended March 31, 2016 and 2015, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
General and administrative expense	$3,525	$3,087	14%

The 14% increase in selling, general, and administrative expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was driven by an increase of $0.2 million in stock based compensation and additional personnel expenses including recruitment fees for two new directors for our Board and replacing our chief financial officer. These additional expenses were partially offset by a reduction in legal expenses due to the settlement of our class action and derivative litigation announced during the fourth quarter of 2015.

Non-Operating Income

Non-operating income for the three months ended March 31, 2016 and 2015, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
Change in fair value of warrants potentially settleable in cash	$(3,873)	$1,152	(436)%
Interest income (expense), net	(91)	(225)	(60)%
Other expense	(170)	(321)	(47)%
Total non-operating income (expense), net	$(4,134)	$606	(782)%

The increase in our net non-operating expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to an increase in the change in fair value of warrants accounted for as liabilities associated with our underwritten public offering in January 2016. The warrants were initially valued on January 12, 2016 when the financing closed at a stock price of $0.81 and revalued as of March 31, 2016 based on our closing stock price of $1.36, or an increase of 68%. The increase in the stock price over this period resulted in the warrant liability for the January 2016 warrants to increase from an initial valuation of $5.6 million to a valuation of $11.3 million at March 31, 2016, or a loss of $5.7 million. The loss on the January 2016 warrants was partially offset by a gain of $1.8 million related to change in fair value of our other warrants accounted for as liabilities associated with our previous underwritten public offerings. Management believes the adjustments to our warrant liability may not always accurately reflect the operating, economic activities or operating obligations undertaken by the Company.

Income Taxes

For the three months ended March 31, 2016 and 2015, there was no income tax benefit or expense recognized.

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

The following table represents the components attributable to the commercial operations that are presented in the condensed consolidated statements of comprehensive loss as discontinued operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenue	$—	$2,750
Additional channel obligations	$(1,050)	—
Cost of revenue	—	(393)
Amortization of certain acquired intangible assets	—	(146)
Research and development	—	(85)
Selling, general, and administrative	(2,381)	(4,340)
Loss from discontinued operations	$(3,391)	$(2,231)

Discontinued operations are comprised of net revenue, cost of revenue, and expenses attributable to our commercial operations, which were sold in the fourth quarter of 2015.

•Net Revenue included in discontinued operations comprises revenue from the sale of Abstral, which was provided by our commercial operations.
•Additional Channel Obligations included in discontinued operations in the first quarter of 2016 is comprised of larger than anticipated rebates of Abstral sales that we are responsible for through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions. The increase in rebates was partially offset by lower than expect patient assistance program reimbursement.
•Cost of revenue included in discontinued operations consists of direct products costs and related overhead, Abstral royalties based on net revenue, inventory obsolescence, and other direct costs.
•Research and development expense included in discontinued operations consists of expenses related to our Abstral RELIEF trial and other product stability costs.
•Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that are required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outsider services necessary to support the commercial operations. Despite no longer having a sales and marketing team or commercial products during the first quarter of 2016 we incurred $2.4 million in selling, general, and administrative expense in discontinued operations. $2.1 million related to legal expenses from external counsel associated with document production for the subpoenas related to the sales and marketing practices of Abstral. We expect the second quarter of 2016 to incur similar legal expenses and wind down during the second half of the year. These legal proceedings are further disclosed in Part II., Item 1.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $34.7 million as of March 31, 2016, compared with $29.7 million as of December 31, 2015.

The increase of approximately $5.0 million in our cash and cash equivalents from December 31, 2015 to March 31, 2016 was attributable primarily to $20.2 million in net proceeds from issuance of common stock and warrants to purchase common stock, partially offset by $13.2 million used in operating activities, $1.1 million in selling expenses paid related to the sale of our commercial products in the fourth quarter of 2015, and $1.0 million in payments on long-term debt.

On January 12, 2016, we closed an underwritten public offering of 19,772,727 units at a price to the public of $1.10 per unit for gross proceeds of $21.8 million (the January 2016 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.60 of a share of common stock at an exercise price of $1.42 per share. The January 2016 Offering included an over-allotment option for the underwriters to purchase an additional 2,965,909 shares of common stock and/or warrants to purchase up to 1,779,545 shares of common stock. On January 12, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,779,545 shares of common stock. The underwriters did not exercise their over-allotment option to purchase 2,965,909 shares of our common stock. The total net proceeds of the January 2016 Offering, including the exercise of the over-allotment option to purchase the warrants, were $20.2 million, after deducting underwriting discounts and commissions and offering expense paid by the company.

On May 10, 2016, the Company entered into a Securities Purchase Agreement, with certain purchasers pursuant to which the Company sold, at a 6.375% original issue discount, a total of $25.5 million Senior Secured Debentures (the “Debentures”) and warrants to purchase up to 2.0 million shares of the Company's common stock. Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees, were approximately $23.4 million. The Debentures mature November 10, 2018, and accrue interest at 9% per year and contain no conversion features to shares of our common stock. The Debentures carry an interest only period of six months following which the holder shall have the rights, at its option, to require the Company to redeem up to $1,100,000 of the outstanding principal amount of this Debenture. Interest is payable at the end of each month based on the outstanding principal.The Company can pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of the Company's common stock.

If the interim analysis of the PRESENT Trial results in a discontinuation of the study, the holder has the right to require the Company to prepay in cash all, or any portion, of the outstanding principal amount of this Debenture funded in cash by the Holder on the closing date, plus all accrued and unpaid interest. If the holder elects such prepayment of the Debenture, then the number of shares subject to the warrants issued to the holder will be reduced in proportion to the percentage of principal required to be prepaid by the Company. The Company must maintain a minimum of $24.0 million in cash through the date of the public announcement of the interim analysis of the PRESENT Trial. If the trial is not discontinued as a result of the interim analysis then the minimum cash requirement is reduced to $12.0 million.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2016 and 2015 ($ in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash flows from continuing operations:
Cash flows used in continuing operating activities	$(9,741)	$(10,497)
Cash flows used in continuing investing activities	(6)	(18)
Cash flows provided by continuing financing activities	19,251	41,284
Total cash flows provided by continuing operating activities	9,504	30,769

Cash flows from discontinued operations:
Cash flows used in discontinued operating activities	(3,475)	(1,059)
Cash flows used in discontinued investing activities	(1,050)	(500)
Total cash flows used in discontinued operating activities	(4,525)	(1,559)

Total cash flows:
Cash flows used in operating activities	(13,216)	(11,556)
Cash flows used in investing activities	(1,056)	(518)
Cash flows provided by financing activities	19,251	41,284
Total increase in cash and cash equivalents	$4,979	$29,210

Net Cash Flow from Operating Activities

Net cash used in operating activities increased $1.7 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase in cash used in operating activities was driven by an increase of $2.4 million cash used in our discontinued operations activities, partially offset by a reduction of $0.8 million for the continuing operating activities. The increase in total net cash used in continuing operating activities was due to payments made for severance and exit costs related to our sales and marketing team and payments on channel liabilities for Abstral and Zuplenz.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2016, compared with $0.5 million for the three months ended March 31, 2015. The increase was due to $1.1 million payments of selling costs incurred from the sale of commercial assets in the fourth quarter of 2015 compared to the $0.5 million milestone payment for U.S. rights to Zuplenz during the three months ended March 31, 2015.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $19.3 million for the three months ended March 31, 2016, compared with $41.3 million for the three months ended March 31, 2015. The decrease was primarily attributable to $42.1 million in net proceeds from the issuance of common stock and warrants to purchase common stock during the three months ended March 31, 2015 compared to $20.2 million in net proceeds from the issuance of common stock and warrants to purchase common stock during the three months ended March 31, 2016. The cash flows provided by financing activities were partially offset by principle payments on long-term debt of $1.0 million and $0.9 million for the three month periods ended March 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2015 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three months ended March 31, 2016. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 3, 2015, we agreed in principle to resolve and settle the consolidated shareholder derivative action, In re Galena Biopharma, Inc. Derivative Litigation, Civil Action No. 3:14-cv-00382-SI, currently pending in the United States District Court for the District of Oregon against us and certain of our current and former officers and directors. On April 21, 2016, the District Court of Oregon held the final approval hearing of the settlement with the derivative plaintiffs. After a hearing the District Court continued the final approval hearing until June 23, 2016 and requested the parties submit additional briefing by June 9, 2016 on the fee request by the derivative plaintiffs’ attorneys.

On December 3, 2015, we also agreed in principal to resolve and settle the securities putative class action lawsuit, In re Galena Biopharma, Inc. Securities Litigation, Civil Action No. 3:14-cv-00367-SI, pending against us, certain of our current and former officers and directors and other defendants in the United States District Court for the District of Oregon. The District Court has set the final approval hearing of such settlement for June 23, 2016.

On or about September 15, 2015, a federal securities lawsuit was filed in the U.S. District Court for the District of Oregon entitled, Riley v. Galena Biopharma, Inc., et al. On February 8, 2016, we answered the complaint. The parties are engaged in both written discovery.

The SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation and having discussions with the SEC.

ITEM 1A. RISK FACTORS

In addition the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, you should consider the following new or updated risk factors:
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
A federal investigation of two of the high-prescribing physicians for Abstral has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. The criminal trial is set for some time in 2016. We have received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama, which is handling the criminal trial, and are cooperating in the production of documents. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between the Company and the defendant physicians’ pharmacy as well as their ownership of our stock. To our knowledge, we are a not target or subject of that investigation. There also have been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies may be investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office in District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We are unable to predict whether we could become subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.
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
The active peptide found in NeuVax, the E75 peptide, has been known and studied for many years. We have one issued U.S. patent, US 6,514,942, covering the composition of matter of the E75 peptide, which expired in mid-2015, prior to any potential commercialization of NeuVax. We do not have and will not be able to obtain any composition of matter patent protection for E75, the active peptide in NeuVax. We also have a license from The Henry M. Jackson Foundation to issued U.S., European, Japanese, Korean, Mexican and Australian method of use patents, which expire in 2028, that are directed to a method of inducing immunity against breast cancer recurrence by administering a composition comprising the E75 peptide to patients who have both an immunohistochemistry (IHC) rating of 1+ or 2+ for HER2/neu protein expression, as well as a fluorescence in situ hybridization (FISH) rating of less than about 2.0 for HER2/neu gene expression. The license further includes an issued U.S. method of use patent directed to a method of inducing immunity against recurrence of any HER2/neu expressing tumors by administering the E75 peptide to patients with tumors having a FISH rating of less than about 2.0 for HER2/neu gene expression; an allowed U.S application which includes claims to the use of E75 to reduce the risk of cancer recurrence, including bone only recurrence; and pending applications with similar claims in a number of foreign jurisdiction, all of which expire in 2028. Also included in the license is a method of use patent, which expires in 2026, that is directed to the use of NeuVax in combination with Herceptin® to treat any HER2/neu expressing cancer. Thus, our method of use patents may not prevent competitors from seeking to develop and market NeuVax for use in cancer patients who do not meet these criteria. If any such alternative uses were approved, this could lead to off-label use and price erosion for our NeuVax product. We may seek FDA approval for use of NeuVax to treat cancer patients who fall outside the claimed IHC and FISH ranges and for other cancers as well. Although we are pursuing additional patent protection for NeuVax through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
Anagrelide hydrochloride, the sole active pharmaceutical ingredient, or "API," in GALE-401, has been approved for many years and, thus, it is not possible to obtain composition of matter patents that cover anagrelide hydrochloride. As a result, competitors who obtain the requisite regulatory approval can offer products with the same

API as GALE-401, so long as the competitors do not infringe any formulation patents that we may have or may obtain or license, if any. The only patent protection that we have or are likely to obtain covering GALE-401 are patents relating to specific formulations, methods using these formulations, and methods of manufacturing and packaging. We have an issued U.S. Patent, which expires in 2020, covering methods of using anagrelide to reduce platelet count in patients subject to veno-occlusive events. We have granted patents in the U.S., United Kingdom and Japan, which expire in 2029, covering controlled release formulations of anagrelide and methods of use. We also are prosecuting pending patent applications in other territories including, but not limited to, the U.S. Europe, India and Japan, which may not issue prior to any potential commercialization of GALE-401. We may seek FDA approval for use of GALE-401 to treat patients with myeloproliferative neoplasms that include several hermatological disorders. Although we are pursuing additional patent protection for GALE-401 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
The active peptides found in GALE-301 and GALE-302 are derived from Folate Binding Protein. One of the active peptides, E39, has been known and studied for many years. The other active peptide, GALE-302, is a derivative of E39. We have a license from The Henry M. Jackson Foundation to issued and granted patents in the U.S., Europe, Canada, and Japan, covering composition of matter for the E39 derivative peptides, including GALE-302, alone and in combination with E39, as well as the use of these compositions for the treatment of cancer. These patents are expected to expire in 2022, prior to any potential commercialization of GALE-301. We do not have and will not be able to obtain any composition of matter patent protection for the E39 peptide in any territory. The license we have from The Henry M. Jackson Foundation grants us the right to develop and market GALE-301 for any use, including methods of treating cancer, our patents may not prevent competitors from seeking to develop and market the E39 peptide alone. If any such alternative uses of compositions containing the E39 peptide were approved, this could lead to off-label use and price erosion for GALE-301. We may seek FDA approval for use of GALE-301, alone or in combination with GALE-302, to treat cancer patients with ovarian and endometrial cancers and for other cancers, as well. Although we are pursuing additional patent protection for GALE-301 and the combination of GALE-301 and GALE-302 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
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
While we intend to take actions reasonably necessary to enforce our patent rights, we may not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products, and we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights. In addition, third parties may challenge our in-licensed patents and any of our own patents that we may obtain, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. Litigation or other proceedings to enforce or defend intellectual property rights is very complex, expensive, and may divert our management's attention from our core business and may result in unfavorable results that could adversely affect our ability to prevent third parties from competing with us.

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
As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our commercial product and/or product candidates infringe their patent rights. If a third-party is patents were found to cover our commercial product and product candidates, proprietary technologies or its uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize our products or use our proprietary technologies unless we or it obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief, which could prohibit us from making, using or selling our commercial product and product candidates pending a trial on the merits, which could be years away.
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
Our composition of matter patents for some of our product candidates will have expired prior to product approval. We intend to seek data exclusivity or market exclusivity for our NeuVax, GALE-301 and GALE-302 product candidates provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA) enacted in March 2010. Under the BPCIA, an application for a biosimilar product or biologics license application (BLA) cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that the U.S. Congress could amend the BPCIA to shorten this exclusivity period as proposed by President Obama, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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
Even if, as we expect, NeuVax, GALE-301 and GALE-302 are considered to be reference products eligible for 12 years of exclusivity under the BPCIA or five years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full BLA or full NDA for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products.

In some countries outside of the U.S., peptide vaccines, such as NeuVax and GALE-301 and GALE-302, are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.

ITEM 5. OTHER INFORMATION

On May 10, 2016, the Company entered into a Securities Purchase Agreement, with certain purchasers pursuant to which the Company sold, at a 6.375% original issue discount, a total of $25,530,000 Senior Secured Debentures (the “Debentures”) and warrants to purchase up to 2.0 million shares of the Company's common stock. Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees, were approximately $23,400,000. The Debentures mature November 10, 2018, and accrue interest at 9% per year and contain no conversion features to shares of our common stock. The Company intends to use the net proceeds from this offering to fund our Phase 3 PRESENT study of NeuVax and other clinical trials of its product candidates, payoff the $3.1 million of principal and accrued interest of its loan with Oxford Finance, LLC and to augment its working capital and for general corporate purposes.

The Debentures carry an interest only period of six months following which the holder shall have the rights, at its option, to require the Company to redeem up to $1,100,000 of the outstanding principal amount of these Debentures. Interest is payable at the end of each month based on the outstanding principal. The Company is required to promptly, but in any event no more than three trading days after the Holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of the Company's common stock. If the Company elects to pay the redemption amount in shares of its common stock, then the shares will be delivered at the lesser of A) 7.5% discount to the average of the 3 lowest volume weighted average prices over the prior 20 trading days or B) a 7.5% discount to the prior trading day’s volume weighted average price. The Company may only opt for payment in shares of common stock if certain equity conditions are met.

If the interim analysis of the PRESENT Trial results in a discontinuation of the study, the holder has the right to require the Company to prepay in cash all, or any portion, of the outstanding principal amount of this Debenture funded in cash by the holder on the closing date, plus all accrued and unpaid interest. If the holder elects such prepayment of the Debentures, then the number of shares subject to the warrants issued to the holder will be reduced in proportion to the percentage of principal required and accrued interest to be prepaid by the Company. The Purchaser received 1 million warrants upon the closing on the sale of the Debentures at an exercise price of $1.51, maturing 5 years from issuance. Additionally, the Purchasers will receive 1 million warrants unless the Company's public company announcement of the interim analysis expected at the end of the second quarter of 2016 conducted by the Independent Data Monitoring Committee of the PRESENT Trial recommends the Company not proceed with the continuation of such clinical trial and the Debentures are prepaid in full.

The Company’s obligations under the Debentures can be accelerated in the event the Company undergoes a change in control and other customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay all amounts of principal and interest then outstanding under the Debentures in cash. The Company’s obligations under the Debentures are secured under a Security Agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. The Company must also maintain a minimum of $24.0 million in cash through the date of the public announcement of the interim analysis of the PRESENT Trial. If the trial is not discontinued as a result of the interim analysis then the minimum cash requirement is reduced to $12.0 million.

Armentum Partners, LLC (the “Placement Agent”) acted as the placement agent in the offering of the Debentures and the Company agreed to pay the Placement Agent a fee equal to 2% of the funds received from the sale of the Debentures. The Company paid half of the placement fee upon funding with the remaining payable unless the Company prepays the loan, or any portion, of all outstanding principal amounts of the Debentures if the PRESENT trial is discontinued for certain specified reasons.

The foregoing descriptions of the Purchase Agreement, 9% Senior Secured Debenture, Security Agreement, Warrants do not purport to be complete and are qualified in their entireties by reference to the full text of the forms of Purchase Agreement, 9% Senior Secured Debenture, Security Agreement, which are filed as Exhibit 10.1, Exhibit 4.1, and Exhibit 10.4, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	9% Original Issues Discount Senior Secured Debenture of Galena Biopharma, Inc.* **

4.2	Series A Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd.*

4.3	Series B Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd.*

10.1	Securities Purchase Agreement dated May 10, 2016 between Galena Biopharma, Inc. and Purchasers. * **

10.2	Subsidiary Guarantee dated May 10, 2016 between Galena Biopharma, Inc. and JGB Collateral LLC.* **

10.3	Registration Rights Agreement dated May 10, 2016 between Galena Biopharma, Inc. and Purchasers.* **

10.4	Security Agreement dated May 10, 2016 between Galena Biopharma, Inc. and JGB Collateral LLC.* **

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.*

31.2	Sarbanes-Oxley Act Section 302 Certification of John T. Burns*

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and John T. Burns*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation.*

101.DEF	XBRL Taxonomy Extension Definition.*

101.LAB	XBRL Taxonomy Extension Label.*

101.PRE	XBRL Taxonomy Extension Presentation.*

101.PRE	XBRL Taxonomy Extension Presentation.*

*	Filed herewith.

**
The exhibits, disclosure schedules, annexes to the filed Agreements have not been filed herewith pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any omitted exhibits, disclosure schedules, and annexes to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark W. Schwartz

Mark W. Schwartz, Ph.D.
President and Chief Executive Officer

Date: May 10, 2016

By:	/s/ John T. Burns

John T. Burns
Controller and Principal Accounting Officer

Date: May 10, 2016