Form 10-Q
period 2016-09-30
Galena Biopharma, Inc.
filed 2016-11-09
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 31, 2016, Galena Biopharma, Inc. had outstanding 217,019,065 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2016

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,514	$29,730
Restricted cash	18,901	401
Litigation settlement insurance recovery	—	21,700
Prepaid expenses and other current assets	1,043	1,398
Current assets of discontinued operations, net	—	392
Total current assets	44,458	53,621
Equipment and furnishings, net	226	335
In-process research and development	12,864	12,864
GALE-401 rights	9,255	9,255
Goodwill	5,898	5,898
Deposits and other assets	145	171
Total assets	$72,846	$82,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$894	$1,597
Accrued expenses and other current liabilities	3,819	5,292
Litigation settlement payable	—	25,000
Fair value of warrants potentially settleable in cash	9,908	14,518
Current portion of long-term debt	23,722	4,739
Current liabilities of discontinued operations	4,195	5,925
Total current liabilities	42,538	57,071
Deferred tax liability	5,418	5,418
Contingent purchase price consideration	960	6,142
Total liabilities	48,916	68,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 215,176,965 shares issued and 214,501,965 shares outstanding at September 30, 2016; 162,581,753 shares issued and 161,906,753 shares outstanding at December 31, 2015	20	15
Additional paid-in capital	325,175	296,730
Accumulated deficit	(297,416)	(279,383)
Less treasury shares at cost, 675,000 shares	(3,849)	(3,849)
Total stockholders’ equity	23,930	13,513
Total liabilities and stockholders’ equity	$72,846	$82,144

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,624	$5,740	$15,242	$18,762
General and administrative	2,848	2,895	9,490	7,869
Total operating expenses	6,472	8,635	24,732	26,631
Operating loss	(6,472)	(8,635)	(24,732)	(26,631)
Non-operating income (expense):
Litigation settlements	—	—	(1,800)	—
Change in fair value of warrants potentially settleable in cash	3,652	2,134	14,172	(981)
Interest expense, net	(1,377)	(158)	(1,988)	(607)
Change in fair value of the contingent purchase price liability	(145)	307	5,182	69
Total non-operating income (expense), net	2,130	2,283	15,566	(1,519)
Loss from continuing operations	(4,342)	(6,352)	(9,166)	(28,150)
Loss from discontinued operations, including $8,071 impairment charge from classification as held for sale for three and nine months ended September 30, 2015	(2,587)	(11,674)	(8,867)	(16,074)
Net loss	$(6,929)	$(18,026)	$(18,033)	$(44,224)

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.18)
Basic and diluted net loss per share, discontinued operations	$(0.01)	$(0.07)	$(0.05)	$(0.11)
Basic and diluted net loss per share	$(0.03)	$(0.11)	$(0.10)	$(0.29)
Weighted-average common shares outstanding: basic and diluted	209,303,286	161,857,522	190,306,319	153,000,857
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2015	162,581,753	$15	$296,730	$(279,383)	$(3,849)	$13,513
Issuance of common stock	47,772,727	5	31,799	—	—	31,804
Common stock warrants issued in connection with 2016 common stock offerings	—	—	(9,886)	—	—	(9,886)
Common stock warrants issued in connection with debt financing	—	—	1,139	—	—	1,139
Issuance of common stock in connection with litigation settlements	4,138,065	—	2,650	—	—	2,650
Issuance of common stock upon exercise of warrants	408,058	—	557	—	—	557
Issuance of common stock in connection with employee stock purchase plan	109,532	—	95	—	—	95
Stock-based compensation for directors and employees	—	—	1,830	—	—	1,830
Exercise of stock options	166,830	—	261	—	—	261
Net loss	—	—	—	(18,033)	—	(18,033)
Balance at September 30, 2016	215,176,965	$20	$325,175	$(297,416)	$(3,849)	$23,930

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016		2015
Cash flows from operating activities:
Cash flows from continuing operating activities:
Net loss from continuing operations	$(9,166)		$(28,150)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,375		304
Non-cash stock-based compensation	1,830		1,334
Fair value of common stock issued in connection with litigation settlements	2,650		—
Change in fair value of common stock warrants	(14,172)		982
Change in fair value of contingent consideration	(5,182)		(69)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	381		(26)
Litigation settlement insurance recovery	21,700		—
Litigation settlement payable	(25,000)		—
Accounts payable	(703)		(648)
Accrued expenses and other current liabilities	(1,473)		(1,556)
Net cash used in continuing operating activities	(27,760)		(27,829)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(8,867)		(16,074)
Impairment charge from classification of assets held for sale	—		8,071
Changes in operating assets and liabilities attributable to discontinued operations	(288)		2,956
Net cash used in discontinued operating activities	(9,155)		(5,047)
Net cash used in operating activities	(36,915)		(32,876)
Cash flows from investing activities:
Change in restricted cash	—		(201)
Cash paid for purchase of equipment and furnishings	(6)		(81)
Net cash used in continuing investing activities	(6)		(282)
Selling costs paid for sale of commercial assets	(1,050)		—
Cash paid for commercial assets	—		(534)
Net cash used in discontinued investing activities	(1,050)	—	(534)
Net cash used in investing activities	(1,056)		(816)
Cash flows from financing activities:
Net proceeds from issuance of common stock	31,804		47,416
Net proceeds from exercise of stock options	261		31
Proceeds from exercise of warrants	233		—
Proceeds from common stock issued in connection with ESPP	95		309
Net proceeds from issuance of long-term debt	23,641		—
Minimum cash covenant on long-term debt	(18,500)		—
Principal payments on long-term debt	(4,779)		(2,902)
Net cash provided by financing activities	32,755		44,854
Net (decrease) increase in cash and cash equivalents	(5,216)		11,162
Cash and cash equivalents at the beginning of period	29,730		23,650
Cash and cash equivalents at end of period	$24,514		$34,812

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$84		$12
Cash paid during the periods for interest	$636		$437
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$9,886		$10,296
Fair value of warrants issued in connection with long-term debt recorded as debt issuance costs	$1,139		$—
Reclassification of warrant liabilities upon exercise	$324		$—
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company committed to the development and commercialization of hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms. GALE- 401 has completed a Phase 2 clinical trial and we are advancing the asset into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple Phase 2 clinical trials. GALE-301 is in a Phase 2a clinical trial in ovarian and endometrial cancers and in a Phase 1b clinical trial given sequentially with GALE-302.

We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop hematology and oncology assets through clinical development with a focus in areas of unmet medical need. Our hematology asset is targeting the treatment of patients with ET to reduce elevated platelet counts. Our immunotherapy programs are currently targeting two key areas: secondary prevention intended to significantly decrease the risk of disease recurrence in breast, gastric, and ovarian cancers; and primary prevention intended to cease or delay ductal carcinoma in situ (DCIS) from becoming invasive breast cancer.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes hereto included in its Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2015, which was filed on March 10, 2016, and amended on March 11, 2016, April 15, 2016 and April 29, 2016, respectively.

At September 30, 2016, the Company’s capital resources consisted of cash and cash equivalents of $24.5 million which excludes $18.9 million of restricted cash. The Company continues to incur significant expenses to advance our development portfolio and we will need to raise additional capital to finance such activities. The current unrestricted cash and cash equivalents as of the date of this filing will fund the Company's operations for at least nine months.

Additional funding sources that are, or in certain circumstances may be, available to the Company, include 1) approximately $18.5 million of restricted cash associated with our $25.5 million sale of Debenture to the extent we repay the Debenture through issuance of common stock, as detailed further in Note 4; 2) a Purchase Agreement with Lincoln Park Capital, LLC; and 3) At The Market Issuance Sales Agreements (ATM) with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC. The Company cannot provide assurances that its plans for sources and uses of cash will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company is seeking and will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business transaction, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development of the Company's product candidates and to support its other ongoing activities. However, the Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

In connection with the interim analysis of the PRESENT Phase 3 clinical trial and subsequent closing of the trial, the Company performed an impairment analysis of the intangible asset and goodwill. The fair value was determined to exceed to the carrying amount based on the other ongoing and planned trials with NeuVax. As a result, no impairment was deemed necessary to these assets as of September 30, 2016.

2. Fair Value Measurements

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	September 30, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$23,552	$23,552	$—	$—
Total assets measured and recorded at fair value	$23,552	$23,552	$—	$—
Liabilities:
Warrants potentially settleable in cash	$9,908	$—	$9,908	$—
Contingent purchase price consideration	960	—	—	960
Total liabilities measured and recorded at fair value	$10,868	$—	$9,908	$960

Description	December 31, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$29,171	$29,171	$—	$—
Total assets measured and recorded at fair value	$29,171	$29,171	$—	$—
Liabilities:
Warrants potentially settleable in cash	$14,518	$—	$14,518	$—
Contingent purchase price consideration	6,142	—	—	6,142
Total liabilities measured and recorded at fair value	$20,660	$—	$14,518	$6,142

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2016 and 2015. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2016 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2016	$6,142
Change in the estimated fair value of the contingent purchase price consideration	(5,182)
Balance at September 30, 2016	$960

The fair value of the contingent purchase price consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The significant unobservable assumptions include the probability of achieving each milestone, the date we expect to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The decrease in the estimated fair value of the contingent purchase price consideration during the period reflects a lowering of the probability and lengthening of the timeline for the potential approval of NeuVax, as these assumptions are now based principally on our Phase 2 combination trial with trastuzumab whereas previously, the valuation was based on our Phase 3 PRESENT trial, which was stopped in June 2016 and subsequently closed in the third quarter due to futility as recommended by the Independent Data Monitoring Committee ("IDMC").

See Note 7 for discussion of the Level 2 liabilities relating to warrants accounted for as liabilities.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Clinical trial costs	$2,436	$3,294
Professional fees	436	435
Compensation and related benefits	947	1,535
Interest expense	—	28
Accrued expenses and other current liabilities	$3,819	$5,292

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

4. Long-Term Debt

On May 8, 2013, we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we borrowed the first tranche of $10 million ("Loan"). The Loan payment terms include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we paid the lender a 1% cash facility fee and a 5.5% cash final payment and granted to the lender seven-year warrants to purchase up to 182,186 shares of our common stock at an exercise price of $2.47, which equaled a 20-day average market price of our common stock prior to the date of the grant. On May 10, 2016, the Company prepaid the outstanding principal amount and cash final payment.

On May 10, 2016, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), with certain purchasers pursuant to which the Company sold, at a 6.375% original issue discount, a total of $25,530,000 Senior Secured Debenture (“Debenture”) and warrants to purchase up to 2.0 million shares of the Company's common stock. Net proceeds to the Company from sale of the Debenture, after payment of commissions and legal fees, were approximately $23,400,000. The Debenture matures November 10, 2018, accrues interest at 9% per year, and did not contain any conversion features into shares of our common stock. On August 22, 2016, the Company, the purchasers and certain other parties entered into an amendment agreement, which provides for the amendment and restatement of the Debenture, an amendment to the terms of the Series A Common Stock Purchase Warrant issued by the Company to the purchasers pursuant to the terms of the Purchase Agreement, and certain other terms and conditions, as summarized below.

The Debenture carries an interest only period of six months, following which interest is due monthly and payable in cash or stock at the election of the Company. Interest deferred during the interest only period is added to and considered principal. Following the interest only period, the Company has the right under the Debenture, commencing November 10, 2016, to pay the monthly redemption amount of the outstanding balance in cash, shares of the Company's common stock or a combination thereof, if certain conditions are met, which maximum monthly redemption amount was increased from $1,100,000 to $1,500,000 under the amended Debenture; provided, that if the trading price of the Company’s common stock is at least $0.40 per share (as adjusted for stock splits, combinations or similar events) during such calendar month, then such maximum monthly redemption amount may be increased to $2,200,000 at the holder's election and if the Company has already elected to satisfy such monthly redemptions in shares of common stock. In addition, notwithstanding the foregoing limitations on the monthly redemption amount, the holder may elect up to three times in any 12-month period to increase the maximum monthly redemption to $2,500,000.

If the Company elects to pay the redemption amount in shares of its common stock, then the shares will be delivered at the lesser of A) 7.5% discount to the average of the 3 lowest volume weighted average prices over the prior 20 trading days or B) a 7.5% discount to the prior trading day’s volume weighted average price. The Company may only opt for payment in shares of common stock if certain equity conditions are met. The Company, at its option, may also force the holder to redeem up to double the monthly redemption principal amount of the Debenture but not less than the monthly payment.

The holder received 1 million warrants upon the closing on the sale of the Debenture at an exercise price of $1.51, maturing 5 years from issuance, and in accordance with the terms of the amendment agreement, the exercise price of the warrant was reduced to $0.43 per share. Additionally, the holder received 1 million warrants upon the Company's public company announcement of the interim analysis on June 29, 2016 at an exercise price of $0.43.

The amendment agreement provides that, following November 10, 2016, the holder may elect to convert any portion of the outstanding balance into shares of common stock at a fixed price of $0.60 per share (as adjusted for stock splits, combinations or similar events).

The Company’s obligations under the Debenture can be accelerated in the event the Company undergoes a change in control and other customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay all amounts of principal and interest then outstanding under the Debenture in cash. The Company’s obligations under the Debenture are secured under a security

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. The Company must also maintain as a compensating cash balance, the lesser of a minimum of $18.5 million in cash or the outstanding principal and accrued and unpaid interest, which such amount is included in restricted cash as of September 30, 2016. The holder of the Debenture has the right, at any time and from time to time, to require the Company to prepay the lesser of $18.5 million plus accrued and unpaid interest or the outstanding principal and accrued and unpaid interest. Therefore, as of September 30, 2016 the Debenture, net of unamortized discounts of $2,198,811, is presented as a current liability on the condensed consolidated balance sheet.

Armentum Partners, LLC (“Placement Agent”) acted as the placement agent in the offering of the Debenture and the Company paid the Placement Agent a fee equal to 2% of the funds received from the sale of the Debenture. The Company paid half of the placement fee upon funding and paid the other half during the third quarter of 2016.

5. Legal Proceedings, Commitments and Contingencies
Legal Proceedings

On June 24, 2016, the U.S. District Court for the District of Oregon entered a final order and judgment in In re Galena Biopharma, Inc. Derivative Litigation, granting final approval to the settlement awarding attorney’s fees of $4.5 million plus costs, which was paid by our insurance carriers. The settlement included a payment of $15 million in cash by our insurance carriers, which we used to fund a portion of the class action settlement, and cancellation of 1,200,000 outstanding director stock options. The settlement also required that we adopt and implement certain corporate governance measures. The settlement did not include any admission of wrongdoing or liability on the part of us or the individual defendants and included a full release of us and the current and former officers and directors in connection with the allegations made in the consolidated federal derivative actions and state court derivative actions.

On June 24, 2016, the U.S. District Court for the District of Oregon entered a final order and partial judgment in In re Galena Biopharma, Inc. Securities Litigation, granting final approval of the settlement awarding attorney’s fees of $4.5 million plus costs, which was paid out of the settlement funds. The settlement agreement provided for a payment of $20 million to the class and the dismissal of all claims against us and our current and former officers and directors in connection with the consolidated federal securities class actions. Of the $20 million settlement payment to the class, $16.7 million was paid by our insurance carriers and $2.3 million in cash was paid by us on July 1, 2016, along with $1 million in shares of our common stock (480,053 shares) issued by us on July 6, 2016. We are responsible for defense costs and any settlements or judgments incurred for any related opt-out lawsuits.

In July 2016, we resolved claims brought by shareholders that relate to the securities litigation mentioned above in one case for $150,000 plus $150,000 in shares (291,262 shares) of our common stock, and in another case for $1.5 million in shares of our common stock (3,366,750 shares). The shares issued in connection with such settlements are included in the secondary offering filed on July 25, 2016. The settlements did not include any admission of wrongdoing or liability on the part of us or any of the current or former directors and officers and included a full release of us and the current and former directors and officers in connection with the allegations made. We are not aware of any other claims made by shareholders who have opted out of the securities litigation.

On October 13, 2016, we filed a complaint in the Circuit Court for the County of Multnomah for the State of Oregon against Aon Risk Insurance Services West, Inc., where we are seeking attorney's fees, costs and expenses incurred by us related to our coverage dispute with a certain insurer and for amounts we were required to contribute to the settlements of In Re Galena Biopharma, Inc. Derivative Litigation and In Re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer's failure to pay its full policy limits of liability and other relief.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The litigation settlements are summarized as follow as of September 30, 2016 (in thousands)

Amount
Class action settlement	$20,000
Derivative settlement	5,000
Shareholders securities litigation settlements	$1,800
Total settlements	$26,800

Paid by the insurance carriers	$21,700
Paid by the company in cash	2,450
Paid by the company in common stock	2,650
Total settlements	$26,800

We are aware that the SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation and in discussions with the SEC staff to resolve the investigation.

A federal investigation of two of the high-prescribing physicians for Abstral has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. The criminal trial is set for January 2017. We have received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama, which is handling the criminal trial, and are cooperating in the production of documents. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between the Company and the defendant physicians’ pharmacy as well as their ownership of our stock. Certain former employees have received trial subpoenas to appear at the trial and provide oral testimony. We have agreed to reimburse those former employees’ attorney’s fees. To our knowledge, we are not a target or subject of that investigation.

There also have been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies are investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office for the District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We are unable to predict whether we could become subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.

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

Common Stock — The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

November 2014 Purchase Agreement with Lincoln Park Capital, LLC - On November 18, 2014, the Company entered into a purchase agreement with Lincoln Park Capital, LLC ("LPC"), pursuant to which the Company has the right to sell to LPC up to $50 million in shares of the Company's common stock, subject to certain limitations and conditions over the 36-month term of the purchase agreement. Pursuant to the purchase agreement, LPC initially purchased 2.5 million shares of the Company's common stock at $2.00 per share and the Company issued 631,221 shares of common stock to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this initial issuance, the Company received initial net proceeds of $4.9 million, after deducting commissions and other offering expenses. There were no sales of our common stock under the LPC purchase agreement during the nine months ended September 30, 2016. Subsequent to September 30, 2016 the Company issued 2.0 million shares of common stock to LPC for $0.6 million in net proceeds.

At The Market Issuance Sales Agreements - On May 24, 2013 the Company entered into At The Market Issuance Sales Agreements ("ATM") with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC ("Agents"). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total of $20 million in gross proceeds. There were no sales of our common stock under the ATM during the nine months ended September 30, 2016. Subsequent to September 30, 2016 the Company issued 0.5 million shares of common stock under the ATM agreements for $0.2 million in net proceeds.

January 2016 Underwritten Public Offering - On January 12, 2016 the Company closed an underwritten public offering of 19,772,727 units at a price to the public of $1.10 per unit for gross proceeds of $21.8 million ("January 2016 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.60 of a share of common stock at an exercise price of $1.42 per share. The January 2016 Offering included an over-allotment option for the underwriters to purchase an additional 2,965,909 shares of common stock and/or warrants to purchase up to 1,779,545 shares of common stock. On January 12, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase an aggregate of 1,779,545 shares of common stock. The underwriters did not exercise their over-allotment option to purchase 2,965,909 shares of our common stock. The total net proceeds of the January 2016 Offering, including the exercise of the over-allotment option to purchase the warrants, were $20.2 million, after deducting underwriting discounts and commissions and offering expense paid by the Company.

July 2016 Registered Direct Offering - On July 13, 2016, we closed the sale to certain institutional investors of 28,000,000 shares of common stock at a purchase price per share of $0.45 in a registered direct offering, and warrants to purchase up to 14,000,000 shares of common stock with an exercise price of $0.65 per share in a concurrent private placement. The warrants are initially exercisable six months and one day following issuance and have a term of five years from the date of issuance. The net proceeds to Galena after deducting placement agent fees and estimated offering expenses were approximately $11.7 million. The Company intends to use the net proceeds from this offering to fund its clinical trials of its product candidates, to augment its working capital, and for general corporate purposes.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of September 30, 2016
Warrants outstanding	51,393
Stock options outstanding	10,369
Options reserved for future issuance under the Company’s 2007 Incentive Plan	10,863
Shares reserved for future issuance under the Employee Stock Purchase Plan	419
Total reserved for future issuance	73,044

7. Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2016 (in thousands):

	July 2016	January 2016	March 2015	September 2013	December 2012 Warrants	Other Equity Financings	Warrants issued to Consultants and Debtors	Total
Outstanding, January 1, 2016	—	—	14,006	3,973	3,031	816	482	22,308
Issued	14,000	13,643	—	—	—	—	2,000	29,643
Exercised	—	—	—	—	—	(502)	—	(502)
Expired	—	—	—	—	—	(56)	—	(56)
Outstanding, September 30, 2016	14,000	13,643	14,006	3,973	3,031	258	2,482	51,393
Expiration	July 2021	January 2021	March 2020	September 2018	December 2017	Varies 2016-2017	Varies 2014-2021

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in July 2016, January 2016, March 2015, September 2013, December 2012, April 2011, March 2011, and March 2010. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

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

	As of September 30, 2016
	July 2016 Warrants	January 2016 Warrants	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants
Strike price	$0.65	$1.42	$2.08	$2.50	$1.75	$0.65
Expected term (years)	4.79	4.28	3.47	1.97	1.23	0.56
Volatility %	113.36%	118.32%	125.48%	151.79%	185.54%	257.89%
Risk-free rate %	1.11%	1.05%	0.94%	0.76%	0.63%	0.47%

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	As of December 31, 2015
	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	April 2011 Warrants	March 2011 Warrants*	March 2010 Warrants*
Strike price	$2.08	$2.50	$1.83	$0.65	$0.65	$2.02
Expected term (years)	4.22	2.72	1.98	1.31	0.18	1.00
Volatility %	75.85%	74.70%	76.37%	65.60%	47.98%	71.41%
Risk-free rate %	1.58%	1.24%	1.05%	0.77%	—%	—%
*The March 2011 warrants expired in March 2016. The March 2010 warrants expired in September 2016.

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

The changes in fair value of the warrant liability for the nine months ended September 30, 2016 were as follows (in thousands):

	July 2016 Warrants	January 2016 Warrants	March 2015 Warrants	September 2013 Warrants	December 2012 Warrants	Other Equity Financing Warrants	Total
Warrant liability, January 1, 2016	$—	$—	$10,337	$1,933	$1,565	$683	$14,518
Fair value of warrants issued	4,296	5,590	—	—	—	—	9,886
Fair value of warrants exercised		—	—	—	—	(324)	(324)
Change in fair value of warrants	(771)	(2,714)	(7,866)	(1,387)	(1,124)	(310)	(14,172)
Warrant liability, September 30, 2016	$3,525	$2,876	$2,471	$546	$441	$49	$9,908

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us and warrants issued in connection with debt financings. On May 10, 2016 upon closing on the sale of Debenture, we granted the holder warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $1.51, and in accordance with the terms of the amendment agreement, the exercise price of the warrant was reduced to $0.43 per share. The warrants were valued using an appropriate pricing model. The fair value assumptions for the grant included a volatility of 110.77%, expected term of 5.5 years, risk-free rate of 1.18%, and a dividend rate of 0.00%. The fair value of the warrants granted was $0.32 per share. These warrants are recorded in equity at fair value upon issuance. Additionally, on June 29, 2016 upon the public announcement of the interim analysis of the PRESENT trial, we granted the holder warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.43.The warrants were valued using an appropriate pricing model. The fair value assumptions for the grant included a volatility of 106.63%, expected term of 5.5 years, risk-free rate of 1.35%, and a dividend rate of 0.00%. The fair value of the warrants granted was $0.27 per share. These warrants are recorded in equity at fair value upon issuance.

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

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$50	$83	$285	$253
General and administrative	483	492	1,545	1,081
Total stock-based compensation from continuing operations	$533	$575	$1,830	$1,334

The Company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015*	2016	2015
Risk free interest rate	1.23%	—%	1.25%	1.50%
Volatility	102.77%	—%	98.91%	74.20%
Expected lives (years)	5.47	0.00	5.58	6.09
Expected dividend yield	—%	—%	—%	—%
*There were no stock options granted during the three months ended September 30, 2015.

The weighted-average fair value of options granted during the three and nine months ended September 30, 2016 were $0.45 per share and $0.51 per share, respectively.

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

As of September 30, 2016, there was $2,722,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.34 years.

As of September 30, 2016, an aggregate of 26,500,000 shares of common stock were reserved for issuance under the Company’s 2016 Incentive Plan, including 10,369,000 shares subject to outstanding common stock options granted under the plan. There are 10,863,000 shares available for future grants based on adjustments in the 2016 Incentive Plan. The administrator of the plan determines the terms when a stock option may become exercisable. Vesting periods of stock options granted to date have not exceeded four years. The stock options will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2016:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2016	13,262	$2.58
Granted	1,268	0.76
Exercised	(167)	1.57	$56
Canceled	(3,994)	2.69	$—
Outstanding at September 30, 2016	10,369	$2.33	$—
Options exercisable at September 30, 2016	6,392	$2.89	$—

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2016 were calculated based on the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on September 30, 2016 of $0.35 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

9. Net Loss Per Share

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	2016	2015
Warrants to purchase common stock	51,393	22,308
Options to purchase common stock	10,369	11,188
Total	61,762	33,496

10. Discontinued Operations, Assets Held for Sale

During the fourth quarter of 2015, The Company sold its rights to its commercial products Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film.

The following table presents amounts related to the discontinued operations in the balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$—	$392
Total current assets of discontinued operations, net	—	392

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$2,091	$1,491
Accrued expenses and other current liabilities	2,104	4,434
Total current liabilities of discontinued operations	$4,195	$5,925

The following table represents the components attributable to the commercial operations that are presented in the condensed consolidated statements of operations as discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$—	$2,166	$—	$8,298
Additional channel obligations	(520)	—	(2,186)	—
Cost of revenue	—	(712)	—	(1,573)
Amortization of certain acquired intangible assets	—	(208)	—	(795)
Research and development	—	(160)	—	(339)
Selling, general, and administrative	(2,067)	(4,672)	(6,681)	(13,577)
Non-operating income (expense)	—	(17)	—	(17)
Impairment charge from classification as assets held for sale	—	(8,071)	—	(8,071)
Loss from discontinued operations	$(2,587)	$(11,674)	$(8,867)	$(16,074)

Additional channel obligations included in discontinued operations in the first nine months of 2016 is comprised of larger than anticipated rebates of Abstral sales for which we are responsible through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions over which the Company has no control. The increase in rebates was partially offset by lower than expected patient assistance program reimbursement.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that were required in order to market and sell our marketed products prior to our sales of the rights to these commercial products. These expenses include all personnel related costs, marketing, data, consulting, legal, and other outside services necessary to support the commercial operations. During the three and nine months ended September 30,2016 we incurred $2.1 million and $6.7 million respectively, in selling, general, and administrative expense in discontinued operations, of which $2.0 million and $6.4 million, for the three and nine months ended September 30, 2016, respectively, related to legal fees from external counsel associated with document production for the subpoenas related to the sales and marketing practices of Abstral. These legal proceedings are further disclosed in Part II, Item 1.

The following table presents significant operating non-cash items and capital expenditures related to discontinued operations (in thousands):

	September 30, 2016	September 30, 2015
Impairment of assets held for sale	$—	$8,071
Depreciation and amortization	$—	$858
Stock-based compensation	$—	$788
Purchases of property and equipment	$—	$(34)
Cash paid for acquisition of Zuplenz rights	$—	$(500)

11. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2016 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements and below, the Company did not have any material recognizable or unrecognizable subsequent events.

On October 21, 2016, our stockholders authorized the Board of Directors to set the ratio and timing for any reverse stock split the Board of Directors deemed necessary. On October 31, 2016, th Company issued a press release to announce that its Board of Directors, on October 26, 2016, set the ratio of the reverse stock split of the Company’s outstanding shares of common stock, par value $.0001 per share, at one-for-twenty (1:20).
The reverse stock split will become effective on November 11, 2016 and the Company’s common stock will commence trading on a split-adjusted basis when the market opens on November 14, 2016. The Company’s common stock will continue to trade on the NASDAQ Capital Market under the symbol “GALE” but will trade under the new CUSIP number 363256504.

No fractional shares will be issued as a result of the reverse split and stockholders who otherwise would be entitled to a fractional share will receive, in lieu thereof, a cash payment which shall represent a pro-rata portion of the value per share based upon the closing market price for the five days preceding the effective date of the reverse split. Stockholders who hold their shares in brokerage accounts or in "street name" will not be required to take any action to effect the exchange of their shares. Stockholders of record as of November 11, 2016 who hold share certificates will receive instructions from the Company's transfer agent, Computershare, which is acting as exchange agent for the reverse stock split. Computershare will provide instructions to stockholders of record regarding the process for exchanging shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, LLC, or "Mills."

This management’s discussion and analysis of financial condition as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Amended Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 11, 2016.

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

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company committed to the development and commercialization of hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms. GALE- 401 has completed a Phase 2 clinical trial and we are advancing the asset into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple Phase 2 clinical trials. GALE-301 is in a Phase 2a clinical trial in ovarian and endometrial cancers and in a Phase 1b clinical trial given sequentially with GALE-302.

We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop hematology and oncology assets through clinical development with a focus in areas of unmet medical need. Our hematology asset is targeting the treatment of patients with ET to reduce elevated platelet counts. Our immunotherapy programs are currently targeting two key areas: secondary prevention intended to significantly decrease the risk of disease recurrence in breast, gastric, and ovarian cancers; and primary prevention intended to cease or delay ductal carcinoma in situ (DCIS) from becoming invasive breast cancer.

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

The chart below summarizes the current status of our clinical development pipeline:

Hematology

GALE-401 (anagrelide controlled release (CR))

GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms ("MPNs") to lower abnormally elevated platelet levels. The currently available immediate release ("IR") version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent. These adverse events may limit the use of the IR version of the drug. Therefore, reducing the maximum concentration ("Cmax") is hypothesized to reduce the side effects, but preserve efficacy, potentially allowing a broader use of the drug.

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

We have analyzed our data and the treatment landscape for MPNs, with a current focus on Essential Thrombocythemia ("ET"). We are advancing GALE-401 into a pivotal trial and we plan to meet with the FDA by the end of the year to discuss our Phase 3 clinical trial design, development opportunities in ET patients, and confirmation of the 505(b)2 regulatory pathway for approval.

Thrombocythemia is a myeloproliferative blood disorder. It is characterized by the over production of platelets in the bone marrow. Elevated platelets make normal clotting of blood difficult. It can be either reactive or primary (also termed essential and caused by a myeloproliferative disease). Although often symptomless (particularly when it is a secondary reaction), it can predispose some patients to thrombosis. Primary Thrombocytosis (essential thrombocythemia or "ET") is due to a failure to regulate the production of platelets (autonomous production) and is a feature of a number of myeloproliferative disorders. About a third of patients are asymptomatic at the time of diagnosis.

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

We currently have two investigator-sponsored trials ongoing with NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche). The combination of trastuzumab and NeuVax has been shown pre-clinically and in a pilot study to be synergistic. Our Phase 2b clinical trial is a randomized, multicenter, investigator-sponsored, 300 patient study enrolling HER2 1+ and 2+, HLA A2+, A3+, A24 and/or A26, node positive, and high-risk node negative patients. Eligible patients will be randomized to receive NeuVax + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is disease-free survival. Genentech/Roche is providing the trastuzumab and partial funding for this trial. Data presented in October 2016 demonstrated that this novel combination of trastuzumab and NeuVax with HER2 low-expressing patients is well-toleratted and the cardiac effects of trastuzumab are not impacted by the addition of NeuVax.

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

We have also announced our intent to initiate a Phase 2 trial with NeuVax as a single agent in patients with ductal carcinoma in situ, or DCIS, in collaboration with the NCI, potentially positioning NeuVax as a treatment for earlier stage disease. The trial will have an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients. DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct, and is the most common type of breast cancer. The abnormal cells have not spread outside the duct to other tissues in the breast. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2015 there were over 60,000 diagnoses of DCIS. The trial is currently suspended and is expected to initiate by the end of 2016.

On June 24, 2016, the assembled Independent Data Monitoring Committee, or IDMC, met to conduct a pre-planned safety and futility analysis of the Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node- Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) clinical trial. On June 27, 2016, the IDMC recommended that the Phase 3 trial “be stopped for futility unless it is determined that there has been a systematic reversal in the study drug treatments in the two arms, in which case the IDMC should reevaluate the clinical evidence.” We immediately stopped the PRESENT trial, and initiated an investigation into the causes of the recommendation. Our analysis of the data shows that there was a separation of the curves, albeit not statistically significant, with the control arm performing better than expected and the NeuVax arm performing consistent with our protocol assumptions for the control group. Because the study is deemed futile, we closed the PRESENT trial, and we expect to present the data at a future medical conference.

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

GALE-301 and GALE-302

Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha. FBP is a well-validated therapeutic target that is highly over-expressed in ovarian, endometrial and breast cancers, and is the source of immunogenic peptides that can stimulate cytotoxic T lymphocytes (CTLs) to recognize and destroy FBP-expressing cancer cells. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents. These patients suffer a high recurrence rate and most relapse with an extremely poor prognosis. GALE-301 and GALE-302 are immunogenic peptides that consist of a peptide derived from FBP combined with GM-CSF for the prevention of cancer recurrence in the adjuvant setting. GALE-301 is the E39 peptide, while GALE-302 is an attenuated version of this peptide, known as E39’. Two trials are ongoing with our FBP peptides: the GALE-301 Phase 2a portion of the Phase 1/2a clinical trial is ongoing in ovarian and endometrial adenocarcinomas, and the GALE- 301 plus GALE-302 Phase 1b clinical trial is ongoing in breast and ovarian cancers.

Ovarian Cancer: According to the NCI Surveillance, Epidemiology, and End Results (SEER) Program, new cases of ovarian cancer occur at an annual rate of 11.9 per 100,000 women in the U.S., with an estimated 22,280 new cases and 14,240 deaths in 2016. Approximately 46.2% of ovarian cancer patients are expected to survive five years after diagnosis. Approximately 1.3% of women will be diagnosed with ovarian cancer at some point during their lifetime (2011 - 2013 data).  The prevalence data from 2013 showed an estimated 195,767 women living with ovarian cancer in the United States. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease, with an estimated 80% of women presenting with advanced-stage (III or IV) disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While many patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse. Depending upon their level of residual disease, the risk for recurrence after completion of primary therapy is approximately 70%. Unfortunately for these women, once the disease recurs, treatment options are limited and the disease is most likely incurable.

According to the NCI SEER Program, new cases of endometrial cancer occur at an annual rate of 25.4 per 100,000 women in the U.S., with an estimated 60,050 new cases and 10,470 deaths in 2016. Approximately 81.7% of endometrial cancer patients are expected to survive five years after diagnosis. Approximately 2.8% of women will be diagnosed with endometrial cancer at some point during their lifetime (2011 - 2013 data). The prevalence data from 2013 showed an estimated 635,437 women living with endometrial cancer in the United States.

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

Drug Candidate	Indication	Scope	Estimated Exclusivity Period
GALE-401 (Anagrelide Controlled Release)	Platelet Lowering	Pending and/or issued	2029
NeuVax™ (nelipepimut-S)	Breast cancer recurrence	Pending and/or issued	2028
NeuVax™ (nelipepimut-S)	Gastric	Pending and/or issued	2028
NeuVax™ (nelipepimut-S)	DCIS	Pending and/or issued	2028
NeuVax™ in combination with trastuzumab	Breast cancer	Pending and/or issued	2026
NeuVax™ in combination with other compounds	Breast cancer	Pending and/or issued	2037
GALE-301 & GALE-302	Breast, ovarian and endometrial cancer	Pending and/or issued	2036

Recent Operational Developments

Appointment of Chief Financial Officer

On November 3, 2016, we announced that Stephen F. Ghiglieri joined the Company as Executive Vice President and Chief Financial Officer, effective November 1, 2016. Mr. Ghiglieri, age 55, has served as the Chief Financial Officer since 2013 and Chief Operating Officer since 2015 at MedData, Inc. From 2003 until 2013, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Neurogesx, Inc. Prior to that, he was Chief Financial Officer and Corporate Secretary at Hansen Medical, Inc. from 2002 to 2003; Executive Vice President, Chief Financial Officer and Corporate Secretary at Avolent, Inc. from 2000 to 2002; Chief Financial Officer, Vice President Finance and Corporate Secretary at Andromedia, Inc. from 1999-2000; Vice President Finance and Administration, Chief Financial Officer and Corporate Secretary at Oacis Healthcre Systems, Inc. from 1994 to 1999 and Controller at Oclassen Pharmaceuticals from 1992 to 1994. From 1984 to 1992, Mr. Ghiglieri was an Audit Manager at PricewaterhouseCoopers.
Announced a Reverse Stock Split

On October 31, 2016, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-20 as approved by the Board of Directors on October 26, 2016. The reverse stock split was authorized by the Company’s stockholders at the Special Meeting of Stockholders held on October 21, 2016. The reverse stock split will become effective on November 11, 2016 and the Company’s common stock will commence trading on a split-adjusted basis when the market opens on Wednesday, November 14, 2016. The Company's common stock will continue to trade on the NASDAQ Capital Market under the symbol "GALE" but will trade under the new CUSIP number 363256504.

Presented GALE-301/GALE-302 Phase 1b Data

On October 20, 2016, Dr. Doreen Jackson delivered a podium presentation on Galena’s GALE-301 and GALE-302 clinical program at the American College of Surgeons Clinical Congress 2016. The Phase 1b is a single-center, randomized, single-blinded, three-arm study in patients with breast or ovarian cancer diagnosis who were treated with standard of care and were without evidence of disease. This trial augments the Phase 1/2a trial with single-agent GALE-301 in ovarian and endometrial cancers. The presentation was entitled, “A Phase Ib Trial Comparing Different Doses/Schedules of a Folate Binding Protein (FBP)-derived Peptide Vaccine, E39, and its Attenuated Version, E39’, to Induce Long-term FBP-specific Immunity in Disease-free Cancer Patients.” In this trial, which enrolled mostly breast cancer patients, who have lower FBP exposure than ovarian patients, the 500mcg dose appears to provide a more optimal immunological response. This differs from the results in ovarian cancer patients, who have much higher FBP expression, with potential secondary immune tolerance, where 1000mcg was the optimal dose. However, E39’ (GALE-302) given after E39 (GALE-301) was able to induce long-term immunity in both dosing cohorts, underscoring the potential importance of attenuated peptides in relatively antigen-naïve patients.

Presented NeuVax plus Trastuzumab Interim Safety Data

On October 10, 2016, we presented interim safety data from the NeuVax = Phase 2b combination study with trastuzumab at the European Society for Medical Oncology (ESMO) 2016. The clinical trial is a randomized, multicenter, investigator-sponsored, 300 patient Phase 2b study enrolling HER2 1+ and 2+ node positive, and high-risk node negative patients. The poster, entitled, “Interim safety analysis of a phase II trial combining trastuzumab and NeuVax, a HER2-targeted peptide vaccine, to prevent breast cancer recurrence in HER2 low expression,” demonstrated that this novel combination of trastuzumab and NeuVax in HER2 low-expressing (LE) patients is well-tolerated and the cardiac effects of trastuzumab are not impacted by the addition of NeuVax.

Presented GALE-301 FBP Expression Data

On September 27, 2016, we presented data on the association between clinical outcomes and folate binding protein (FBP) expression from our GALE-301 Phase 1/2a clinical trial at the CRI-CIMT-EATI-AACR International

Cancer Immunotherapy Conference. The poster, entitled, “Improved disease-free survival in endometrial and ovarian cancer patients with low folate binding protein expression after treatment with the E39 peptide vaccine in a phase I/IIa trial,” reported clinical outcomes based on FBP expression level. The data revealed a disease free survival (DFS) benefit in patients with low FBP expression (FBPlo), but not in patients with high FBP expression (FBPhi).

Presented Preclinical NeuVax data in Ovarian and Pancreatic Cancer

On September 13, 2016, preclinical NeuVax data was presented at the Progress in Vaccination Against Cancer (PIVAC) Conference.  NeuVax contains the immunodominant peptide derived from the extracellular region of the HER2 protein, which is expressed in ovarian and pancreatic cancers as well as in breast cancer. The poster, entitled, “Preclinical study on the efficacy of NeuVax peptide vaccine against human Her2+/ HLA-A2.1+ ovarian and pancreatic cancer,” demonstrated the results of HLA-A2 transgenic mice that were immunized with NeuVax (E75) mixed with recombinant mouse GM-CSF (NeuVax mice). Administration of the NeuVax vaccination resulted in a specific, delayed-type hypersensitivity (DTH) reaction and in the induction of E75 specific CD8+ T cells that express PD-1 (programmed T-cell death protein). Both ovarian and pancreatic tumor growth rate was significantly reduced in NSG mice that received the CD8+ T cells from NeuVax-immunized mice compared to those receiving CD8+ T cells from control mice. Additionally, the expression of PD-1 on activated CD8+ T cells suggests an opportunity to investigate the efficacy of NeuVax in combination with PD-1 inhibitors.

Expanded GALE-401 Intellectual Property Protection with Patent Issuance in Japan

On September 12, 2016, GALE-401 was issued a second Japanese Patent (JP Patent #5985719) containing composition and method of use claims for GALE-401, anagrelide controlled release.  The patent covers the treatment of patients suffering from myeloproliferative diseases, including myeloproliferative neoplasms (MPNs) such as essential thrombocythemia (ET) and polycythemia vera.  The patent provides GALE-401 exclusivity until 2029, not including any patent term extensions.

Completed Financings

On July 13, 2016, we closed the previously announced underwritten registered direct offering of common stock and warrants. The net proceeds to us were approximately $11.7 million.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016, our net loss was $6.9 million compared with a net loss of $18.0 million for the three months ended September 30, 2015, with the $11.1 million decrease in net loss being primarily attributable to a $9.1 million decrease in loss from discontinued operations. The loss from discontinued operations during the three months ended September 30, 2015 includes an $8.1 million impairment charge from classification of our commercial asset group as held for sale. In addition to the decrease in loss from discontinued operations, we decreased our operating loss $2.2 million and the non-operating income was comparable between the two periods as a result of a reduction in research and development expenses with the closing of the PRESENT clinical trial during the third quarter of 2016.

(dollars in thousands)	Three Months Ended September 30,
	2016	2015	% Change
Operating loss	$(6,472)	$(8,635)	25%
Non-operating income	2,130	2,283	N/A
Loss from discontinued operations	(2,587)	(11,674)	78%
Net loss	$(6,929)	$(18,026)	62%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.02)	$(0.04)	50%
Basic and diluted net loss per share, discontinued operations	$(0.01)	$(0.07)	86%
Basic and diluted net loss per share	$(0.03)	$(0.11)	73%

For the nine months ended September 30, 2016, our net loss was $18.0 million compared with a net loss of $44.2 million for the nine months ended September 30, 2015. Loss from continuing operations for the nine months ended September 30, 2016 was $9.2 million compared with a loss from continuing operations of $28.2 million for the nine months ended September 30, 2015, which was primarily driven by a non-cash net change in our warrant liability of $15.2 million from a $1.0 million loss in the first nine months of 2015 to a $14.2 million gain in the nine months ended September 30, 2016. In addition, to the non-cash gain on our warrant liability, the revaluation of our contingent purchase price consideration as of September 30, 2016 resulted in an additional $5.2 million non-cash gain for the nine months then ended September 30, 2016 compared to a $0.1 million non-cash gain for the nine months ended September 30, 2015.

(dollars in thousands)	Nine Months Ended September 30,
	2016	2015	% Change
Operating loss	$(24,732)	$(26,631)	7%
Non-operating income (expense)	15,566	(1,519)	N/A
Loss from discontinued operations	(8,867)	(16,074)	45%
Net loss	$(18,033)	$(44,224)	59%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.04)	$(0.18)	78%
Basic and diluted net loss per share, discontinued operations	$(0.04)	$(0.11)	64%
Basic and diluted net loss per share	$(0.08)	$(0.29)	72%

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, compensation-related costs for our employees dedicated to research and development activities, and licensing fees and patent prosecution costs. Research and development expense for the three and nine months ended September 30, 2016 and 2015, respectively, was as follows (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Research and development expense	$3,624	$5,740	(37)%	$15,242	$18,762	(19)%

The majority of our research and development expenses to date relate to our Phase 3 PRESENT clinical trial using NeuVax as a HER2 directed cancer immunotherapy under evaluation to prevent breast cancer recurrence after standard of care treatment. The trial costs were more significant during the recruitment and enrollment phase. We established more than 140 sites in 13 counties and screened over 3,300 patients in order to enroll qualifying patients who currently have no available treatment options to maintain their disease-free status after their standard of care. Once the patient is enrolled, they received vaccination and were to be monitored for a minimum of three years for recurrence of breast cancer, development of other cancers, or death. On April 14, 2015 we announced the completion of over-enrollment in the PRESENT trial of 758 patients, which was 7.7% higher than called for under our FDA-approved Special Protocol Assessment.

The decrease in research and development expense of 37% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 in research and development expense was primarily due to the closing of the Phase 3 PRESENT clinical trial, partially offset by additional consulting expenses incurred in connection with the investigation of the PRESENT trial stop for futility and subsequent termination of the trial. The decrease of 19% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 in research and development expense was primarily due to the decrease in enrollment efforts surrounding our Phase 3 PRESENT clinical trial, partially offset by additional consulting expenses incurred from the investigation of the PRESENT trial following the IDMC recommendation to stop for futility.

The completion of over-enrollment in April 2015 reduced expenses related to the trial as we entered the monitoring phase and continued toward our interim analysis on June 24, 2016, which resulted in the stop and eventual closing of the Phase 3 PRESENT trial in the third quarter of 2016. The decrease in recruitment and enrollment expenses related to the Phase 3 PRESENT clinical trial were partially offset by recruitment, enrollment, and monitoring expenses in our other ongoing or planned clinical trials. We expect the remainder of 2016 research and development expenses to decrease as we closed down the Phase 3 PRESENT trial upon the recommendation of the IDMC, and will focus on our other ongoing and planned clinical trials including GALE-401 that is expected to initiate a Phase 3 trial in 2017. We expect our research and development expense to decrease in the fourth quarter of 2016 and into 2017 to be between $4-$6 million per quarter based on currently ongoing or planned clinical trials as of September 30, 2016.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. General and administrative expense for the three and nine months ended September 30, 2016 and 2015, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
General and administrative expense	$2,848	$2,895	(2)%	$9,490	$7,869	21%

The 2% decrease in selling, general, and administrative expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was driven by a $0.2 decrease in legal expenses incurred with final approval of the settlement of our class action and derivative litigation on June 24, 2016 and the ongoing SEC investigation and other governmental investigations, as well as a $0.2 million decrease in stock based compensation. The 21% increase in general, and administrative expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was driven by an increase of $0.5 million non-cash stock-based compensation, an increase of $0.5 million for outside services for recruitment fees for two new directors and replacing our chief financial officer and proxy solicitation services, and additional legal expenses incurred with final approval of the settlement of our class action and derivative litigation on June 24, 2016 and the ongoing SEC investigation.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2016 and 2015, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Litigation settlement	$—	$—	—%	$(1,800)	$—	—%
Change in fair value of warrants potentially settleable in cash	3,652	2,134	71%	14,172	(981)	N/A
Interest expense, net	(1,377)	(158)	772%	(1,988)	(607)	228%
Change in fair value of the contingent purchase price liability	(145)	307	(147)%	5,182	69	7,410%
Total non-operating income (expense), net	$2,130	$2,283	(7)%	$15,566	$(1,519)	(1,125)%

The decrease in our net non-operating income (expense) during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a significant increase in interest expense. The increase in interest expense included $0.8 million of non-cash interest expense because of amortization of debt issuances costs and August and September 2016 interest being added to the outstanding principal related to the Debenture, which will begin amortizing in November 2016. The increase in interest expense was partially offset by an increase in the gain on our warrant liability from $2.1 million during the three months ended September 30, 2015 to a $3.7 million gain during the three months ended September 30, 2016.

The increase in our net non-operating income (expense) during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a significant decrease in the fair value of warrants accounted for as liabilities. This decrease in the estimated fair value of our warrant liabilities was primarily due to the decrease in our common stock price, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. In addition to the decrease in the fair value of warrants, our contingent purchase price consideration related to the approval of NeuVax also decreased. The interim analysis of the PRESENT Phase 3 clinical trial and subsequent close down of the trial triggered an intangible asset and goodwill impairment analysis of the carrying amount and the fair value was determined to exceed the carrying amount based on the other ongoing and planned trials with NeuVax. The contingent purchase price consideration is fair valued at each reporting period and the lower probability and extended time line for approval were updated to align with the valuation performed of NeuVax and significantly decreased the fair value which are the two largest variables impacting the liability.

The change in fair value of warrants and the change in contingent purchase price consideration are both non-cash. Management believes these adjustments may not always accurately reflect the operating, economic activities, or obligations undertaken by the Company.

Income Taxes

For the three and nine months ended September 30, 2016 and 2015, there was no income tax benefit or expense recognized.

Discontinued Operations

During the quarter ended September 30, 2015, we completed a strategic review of our commercial business and operations, and as a result of that review we sold the assets of our commercial business during the fourth quarter of 2015. We believe this disposition allows us to focus our resources on our clinical development programs and maximize the value of these assets to our shareholders.

The following table represents the components attributable to the commercial operations that are presented in the condensed consolidated statements of operations as discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$—	$2,166	$—	$8,298
Additional channel obligations	(520)	—	$(2,186)	—
Cost of revenue	—	(712)	—	(1,573)
Amortization of certain acquired intangible assets	—	(208)	—	(795)
Research and development	—	(160)	—	(339)
Selling, general, and administrative	(2,067)	(4,672)	(6,681)	(13,577)
Non-operating income (loss)	—	(17)	—	(17)
Impairment charge from classification of assets held for sale	—	(8,071)	—	(8,071)
Loss from discontinued operations	$(2,587)	$(11,674)	$(8,867)	$(16,074)
Discontinued operations are comprised of net revenue, cost of revenue, and expenses attributable to our commercial operations, which were sold in the fourth quarter of 2015.
•Net Revenue included in discontinued operations comprises revenue from the sale of Abstral, which was provided by our commercial operations.
•Additional Channel Obligations included in discontinued operations in the first quarter of 2016 is comprised of larger than anticipated rebates of Abstral sales that we are responsible for through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions. The increase in rebates was partially offset by lower than expect patient assistance program reimbursement. The additional channel obligations for the nine months ended September 30, 2016 relate to adjusted Medicaid billings from previous quarters since the first quarter of 2014.
•Cost of revenue included in discontinued operations consists of direct products costs and related overhead, Abstral royalties based on net revenue, inventory obsolescence, and other direct costs.
•Research and development expense included in discontinued operations consists of expenses related to our Abstral RELIEF trial and other product stability costs.
•Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that are required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outside services necessary to support the commercial operations. During the three and nine months ended September 30, 2016 we incurred $2.0 million and $6.7 million respectively, in selling, general, and administrative expense in discontinued operations, of which $2.0 million and $6.4 million for the three and nine months ended September 30, 2016, respectively, related to legal expenses from external counsel associated with document production for the subpoenas related to the sales and marketing practices of Abstral. We expect the expenses to wind down in the fourth quarter of 2016. These legal proceedings are further disclosed in Part II, Item 1.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $24.5 million as of September 30, 2016, compared with $29.7 million as of December 31, 2015.

The decrease of approximately $5.2 million in our cash and cash equivalents from December 31, 2015 to September 30, 2016 was attributable primarily to $36.9 million used in operating activities, $1.1 million in selling expenses related to the sale of our commercial products in the fourth quarter of 2015, and $4.8 million in payments on long-term debt. The decrease was partially offset by $32.0 million in net proceeds from issuance of common stock and warrants to purchase common stock.

On May 10, 2016, we entered into a Securities Purchase Agreement, with certain purchasers pursuant to which the Company sold, at a 6.375% original issue discount, a total of $25.5 million Senior Secured Debentures (“Debenture”) and warrants to purchase up to 2.0 million shares of the our common stock. Net proceeds to the Company from sale of the Debenture, after payment of commissions and legal fees, were approximately $23.4 million. The Debenture matures November 10, 2018, and accrue interest at 9% per year and contain no conversion features to shares of our common stock. The Debenture carries an interest only period of six months following which the holder shall have the right under the Debenture, commencing November 10, 2016, to require the Company to redeem the outstanding balance in cash, shares of the Company’s common stock or a combination thereof, except that the maximum monthly amount of such redemptions was increased from $1,100,000 to $1,500,000 under the amended Debenture; provided, that if the trading price of the Company’s common stock is at least $0.40 per share (as adjusted appropriately for stock splits, combinations or similar events) during such calendar month, then such monthly maximum redemption amount may be increased to $2,200,000 at the holder’s election and if the Company has already elected to satisfy such redemptions in shares of common stock. In addition, notwithstanding the foregoing limitations on the monthly redemption amount, the holder may elect up to three times in any 12-month period to increase the monthly maximum to $2,500,000.

The amended Debenture provides that, following November 10, 2016, the holder may elect to convert any portion of the outstanding balance into shares of common stock at a fixed price of $0.60 per share (as adjusted appropriately for stock splits, combinations or similar events). Therefore as of September 30, 2016 the Debenture, net of unamortized discounts, are presented as current liabilities on the condensed consolidated balance sheet.

The Company’s obligations under the Debenture can be accelerated in the event the Company undergoes a change in control and other customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay all amounts of principal and interest then outstanding under the Debenture in cash. The Company’s obligations under the Debenture are secured under a security agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. Until the holder exercises its right to require the Company to prepay some or all of the loan, the Company must also maintain the lesser of a minimum of $18.5 million in cash or the outstanding balance, which is included in restricted cash as of September 30, 2016.

The Company will need to continue to incur significant expenses to advance our development portfolio and will need to raise additional capital to finance such activities. The Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The current unrestricted cash and cash equivalents as of the date of this filing will fund the Company's operations for at least nine months.

In addition to the sale of Debentures and July 2016 registered direct equity offering, the Company has a Purchase Agreement with Lincoln Park Capital, LLC and At Market Issuance Sales Agreements ("ATM") with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC. The Purchase Agreement and ATM are currently available to the Company with $41.6 million and $19.8 million, respectively available with each facility. The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company is seeking and will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development of the Company's product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from continuing operations:
Cash flows used in continuing operating activities	$(27,760)	$(27,829)
Cash flows used in continuing investing activities	(6)	(282)
Cash flows provided by continuing financing activities	32,755	44,854
Total cash flows provided by (used in) continuing operating activities	4,989	16,743

Cash flows from discontinued operations:
Cash flows used in discontinued operating activities	(9,155)	(5,047)
Cash flows used in discontinued investing activities	(1,050)	(534)
Total cash flows used in discontinued operating activities	(10,205)	(5,581)

Total cash flows:
Cash flows used in operating activities	(36,915)	(32,876)
Cash flows used in investing activities	(1,056)	(816)
Cash flows provided by financing activities	32,755	44,854
Total increase (decrease) in cash and cash equivalents	$(5,216)	$11,162

Net Cash Flow from Operating Activities

Net cash used in operating activities increased $4.0 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in cash used in operating activities was driven by an increase of $4.1 million cash used in our discontinued operating activities. The increase in total net cash used in continuing operating activities was due to payments made for severance and exit costs related to our sales and marketing team, payments on channel liabilities for Abstral and Zuplenz, and defense costs related to the ongoing government investigations.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2016, compared with $0.8 million for the nine months ended September 30, 2015. The increase was due to $1.1 million of payments for selling costs paid in the first quarter of 2016 that were incurred from the sale of commercial assets in the fourth quarter of 2015 compared to the $0.5 million milestone payment for U.S. rights to Zuplenz during the first quarter of 2015.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $32.8 million for the nine months ended September 30, 2016, compared with $44.9 million for the nine months ended September 30, 2015. The decrease was primarily attributable to $47.4 million in net proceeds from the issuance of common stock and warrants to purchase common stock during the nine months ended September 30, 2015 compared to $32.0 million in net proceeds from the issuance of common stock and warrants to purchase common stock during the nine months ended September 30, 2016. The cash flows provided by financing activities were partially offset by principal payments on long-term debt of $4.8 million and $2.9 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2015 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2016. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Legal Proceedings
On June 24, 2016, the U.S. District Court for the District of Oregon entered a final order and judgment in In re Galena Biopharma, Inc. Derivative Litigation, granting final approval to the settlement awarding attorney’s fees of $4.5 million plus costs, which was paid by our insurance carriers. The settlement included a payment of $15 million in cash by our insurance carriers, which we used to fund a portion of the class action settlement, and cancellation of 1,200,000 outstanding director stock options. The settlement also required that we adopt and implement certain corporate governance measures. The settlement did not include any admission of wrongdoing or liability on the part of us or the individual defendants and included a full release of us and the current and former officers and directors in connection with the allegations made in the consolidated federal derivative actions and state court derivative actions.

On June 24, 2016, the U.S. District Court for the District of Oregon entered a final order and partial judgment in In re Galena Biopharma, Inc. Securities Litigation, granting final approval of the settlement awarding attorney’s fees of $4.5 million plus costs, which was paid out of the settlement funds. The settlement agreement provided for a payment of $20 million to the class and the dismissal of all claims against us and our current and former officers and directors in connection with the consolidated federal securities class actions. Of the $20 million settlement payment to the class, $16.7 million was paid by our insurance carriers and $2.3 million in cash was paid by us on July 1, 2016, along with $1 million in shares of our common stock (480,053 shares) issued by us on July 6, 2016. We are responsible for defense costs and any settlements or judgments incurred for any related opt-out lawsuits.

In July 2016, we resolved claims brought by shareholders that relate to the securities litigation mentioned above in one case for $150,000 plus $150,000 in shares (291,262 shares) of our common stock, and in another case for $1.5 million in shares of our common stock (3,366,750 shares). The shares issued in connection with such settlements are included in the secondary offering filed on July 25, 2016. The settlements did not include any admission of wrongdoing or liability on the part of us or any of the current or former directors and officers and included a full release of us and the current and former directors and officers in connection with the allegations made. We are not aware of any other claims made by shareholders who have opted out of the securities litigation.

On October 13, 2016, we filed a complaint in the Circuit Court for the County of Multnomah for the State of Oregon against Aon Risk Insurance Services West, Inc. where we are seeking attorney's fees, costs and expenses incurred by us related to our coverage dispute with a certain insurer and for amounts we were required to contribute to the settlements of In Re Galena Biopharma, Inc. Derivative Litigation and In Re Galena Biopharma, inc. Securities Litigation as a direct result of certain insurer's failure to pay its full policy limits of liability and other relief.

We are aware that the SEC is investigating certain matters relating to the use of certain outside investor-relations professionals by us and other public companies. We have been in contact with the SEC staff through our counsel and are cooperating with the investigation and in discussions with the SEC staff to resolve the investigation.

A federal investigation of two of the high-prescribing physicians for Abstral has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. The criminal trial is set for January 2017. We have received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama, which is handling the criminal trial, and are cooperating in the production of documents. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between the Company and the defendant physicians’ pharmacy as well as their ownership of our stock. Certain former employees have received trial subpoenas to appear at the trial and provide oral testimony. We have agreed to reimburse those former employees’ attorney’s fees. To our knowledge, we are not a target or subject of that investigation.

There also have been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies are investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office for the District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We are unable to predict whether we could become subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.

ITEM 1A. RISK FACTORS

In addition the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed and our most recent Quarterly Reports on Form 10-Q for quarters ended March 31, 2016 and June 30, 2016 with the SEC, you should consider the following new or updated risk factors:

Our common stock is currently trading at prices less than $1.00, which is the minimum bid price requirement under NASDAQ’s continued listing standards. If our common stock continues to trade at such prices, our common stock may be subject to delisting from the NASDAQ Capital Market.

The continued listing requirements of the NASDAQ Capital Market require that the closing bid price of our common stock not be less than $1.00. Following our announcement on June 29, 2016, that we had stopped our PRESENT trial, the closing bid price of our common stock has been less than $1.00. We received a letter from NASDAQ advising us that we are not in compliance with its continued listing requirements under NASDAQ Listing Rule 5502(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the $1.00 minimum bid price requirement. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price is at least $1.00 per share for a minimum of ten consecutive trading days during this initial 180-day compliance period. If compliance is not achieved within the 180-day period, NASDAQ would provide written notification to us that our common stock is subject to delisting.

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

We had cash and cash equivalents of approximately $24.5 million as of September 30, 2016. In addition, under the terms of an amended debenture, we have approximately $18.5 million of restricted cash that is reserved for a lender who had the option to redeem all, or part, of such amount within 30 trading days of our public announcement on June 29, 2016, of the discontinuation of the Phase 3 PRESENT Trial upon the IDMC’s recommendation on June 27, 2016. We negotiated an amendment with the lender in part, that reduce the restricted cash amount to the lesser of $18.5 million our the outstanding balance of the amended debenture under certain conditions.

We had no revenue for the quarter ending September 30, 2016, and our cash burn from operations for the quarter ending September 30, 2016 was approximately $12.4 million. We believe that our existing cash and cash equivalents should be sufficient to fund our operations for at least nine months. This projection is based on our current planned operations, wind down costs of the PRESENT Trial and further analysis of the data and causes of the failure of such clinical trial, anticipated payments for defense costs for the cooperation and discussions with the staff in the SEC investigation and other governmental investigations, resolution of the SEC investigation and is subject to changes in our plans and uncertainties inherent in our business. We will need to seek to replenish our existing cash and cash equivalents prior over the next nine months. We also have funding available under our amended purchase agreement with Lincoln Park Capital Fund, LLC and sales agreements with FBR and Maxim Group LLC described in the previously filed prospectuses, but there is no guarantee that such funding will be available to us on favorable terms or will be sufficient to meet all of our future funding needs. Additionally, in connection with the July Financing, we have agreed not to issue any shares of our common stock (including under our purchase agreement with Lincoln Park Capital Fund, LLC and under our sales agreements with FBR and Maxim Group LLC) for a period of 75 days from the date of the closing of the July Financing.

At our annual meeting of stockholders adjourned on July 15, 2016, our stockholders approved an increase in our authorized common stock from 275,000,000 to 350,000,000. In addition, our shareholders authorized the Board to approve a reverse stock split within twelve months of October 21, 2016 at a ratio within 1:2 and 1:20. There was no reduction in the amount of authorized shares. The Board approved a reverse stock split at a ratio of 1:20 to be effective November 11, 2016, we are not able to predict whether volume of shares post reverse stock split will be sufficient based upon the reverse stock split price to meet the Company’s ongoing financing requirements to maintain the Company’s operations. If we fail to obtain additional future funding when needed, we could be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company. We may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guaranty that we will become profitable or secure additional financing.

Risks Relating to Our Development Programs

We are dependent upon contract manufacturers for clinical supplies of our product candidates.

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

Our current plans call for the manufacture of our compounds by contract manufacturers offering research grade, Good Laboratory Practices grade and Good Manufacturing Practices grade materials for preclinical studies (e.g., toxicology studies) and for clinical use. Certain of our product candidates are complex molecules requiring many synthesis steps, which may lead to challenges with purification and scale-up. These challenges could result in increased costs and delays in manufacturing.

For GALE-401, we will change contract manufacturers for the supply of the clinical study drug and the commercial product, which may lead to delays in the initiation and completion of the Phase 3 trial and filing for regulatory approval.

We are subject to competition and may not be able to compete successfully.

The biotechnology industry, including the cancer immunotherapy market, is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology, introduce products to market earlier than our products or on a more cost effective basis. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We and our collaborators may face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development could lead to us having limited prospects for establishing market share or generating revenue from our technology.

GALE-401 contains the active ingredient, anagrelide, a FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. The currently available immediate release (IR) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent. These adverse events may limit the use of the IR version of the drug. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, but preserve efficacy, potentially allowing a broader use of the drug. We have analyzed our data and the treatment landscape for MPNs, with a current focus on Essential Thrombocythemia (ET) where we see an unmet medical need in patients who are intolerant to the current standard of care. We are advancing GALE-401into a pivotal trial. The risks include regulatory (agreement with regulatory agency on the development plan), operational (rate of enrollment), and statistical confirmation of the expected therapeutic efficacy. In addition, there are other potential competitors whose clinical trials may be successful and obtain regulatory approval prior to our regulatory approval, if our pivotal trial is successful.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Amended and Restated 9% Original Issue Discount Senior Secured Debenture Due November 10, 2018, issued to JGB (Cayman) Newton Ltd. as of August 22, 2016. (1)

10.1	Amendment dated August 8, 2016 to the Purchase Agreement, dated as of November 18, 2014, by and between Galena Biopharma, Inc. and Lincoln Park Capital Fund, LLC.*

10.2	Amendment Agreement between Galena Biopharma, Inc. and JGB (Cayman) Newton Ltd. dated August 22, 2016. (1)

10.3	Severance Agreement, dated as of August 22, 2016, between Galena Biopharma, Inc. and John T. Burns. (2)

10.4	Second Amendment to Employment Agreement, dated as of August 22, 2016, between Galena Biopharma, Inc. and Bijan Nejadnik. (2)

10.5	Galena Biopharma, Inc. 2016 Incentive Plan. (2)

31.1	Sarbanes-Oxley Act Section 302 Certification of Mark W. Schwartz, Ph.D.*

31.2	Sarbanes-Oxley Act Section 302 Certification of John T. Burns*

32.1	Sarbanes-Oxley Act Section 906 Certification of Mark W. Schwartz, Ph.D., and John T. Burns*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation.*

101.DEF	XBRL Taxonomy Extension Definition.*

101.LAB	XBRL Taxonomy Extension Label.*

101.PRE	XBRL Taxonomy Extension Presentation.*

101.PRE	XBRL Taxonomy Extension Presentation.*

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Company’s Form 8-K filed on August 23, 2016 (File No. 001-33958) and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Company’s Form 8-K filed on August 22, 2016 (File No. 001-33958) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Mark W. Schwartz

Mark W. Schwartz, Ph.D.
President and Chief Executive Officer

Date: November 9, 2016

By:	/s/ John T. Burns

John T. Burns
Vice President, Finance and Corporate Controller (Principal Accounting Officer)

Date: November 9, 2016