Form 10-K
period 2016-12-31
Galena Biopharma, Inc.
filed 2017-03-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33958
___________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☑  No
Based on the closing price of the Registrant's common stock as reported on the NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $85,410,521.
As of February 28, 2017, Galena Biopharma, Inc. had outstanding 35,921,324 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. BUSINESS

Overview
Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company developing hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, and our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms. GALE- 401 has completed a Phase 2 clinical trial and the asset is ready to advance into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer. GALE-301 and GALE-302 have completed early stage trials in ovarian, endometrial and breast cancers.
We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop hematology and oncology assets through clinical development with a focus in areas of unmet medical need. Our hematology asset is targeting the treatment of patients with ET to reduce elevated platelet counts. Our immunotherapy programs are currently targeting two key areas: secondary prevention intended to significantly decrease the risk of disease recurrence in breast, gastric, and ovarian cancers; and primary prevention intended to prevent ductal carcinoma in situ (DCIS) from becoming invasive breast cancer.

•
Evaluating strategic alternatives that may include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the company.

•	Leverage partnerships and collaborations, as well as investigator-sponsored trial arrangements, to maximize the scope of potential clinical opportunities in a cost effective and efficient manner.

The chart below summarizes the current status of our clinical development pipeline:

Hematology

GALE-401 (anagrelide controlled release (CR))

GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (“MPNs”) to lower abnormally elevated platelet levels. The currently available immediate release (“IR”) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent, and may limit the use of the IR version of the drug. Therefore, reducing the maximum concentration (“Cmax”) and increasing the half-life of the drug is hypothesized to reduce the side effects, while preserving the efficacy, potentially allowing a broader use of the drug.
Multiple Phase 1 studies in 98 healthy subjects have shown GALE-401 reduces the Cmax of anagrelide and increases the half-life following oral administration, appears to be well tolerated at the doses administered, and to be capable of reducing platelet levels effectively. The Phase 1 program provided the desired PK/PD (pharmacokinetic/pharmacodynamic) profile to enable the initiation of the Phase 2 proof-of-concept trial. The Phase 2, open label, single arm, proof-of concept trial enrolled 18 patients in the United States for the treatment of thrombocytosis, or elevated platelet counts, in patients with MPNs. Final safety and efficacy data from this Phase 2 trial were presented in December 2015 and demonstrated a prolonged clinical benefit with a potentially improved safety profile.
We have analyzed our data and the treatment landscape for MPNs, with a current focus on Essential Thrombocythemia (“ET”). Subject to completion of the manufacturing of the new formulation and other internal work, GALE-401 is ready to advance into a Phase 3 clinical trial in ET patients who are intolerant or resistant to hydroxyurea. The trial is designed to compare GALE-401 (drug arm) versus best available therapy (BAT) to include a sizable population of patients treated with anagrelide IR. A productive meeting with the U.S. Food and Drug Administration (FDA) in December 2016 confirmed that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway.
Essential Thrombocythemia is a myeloproliferative blood disorder, and is characterized by the overproduction of platelets in the bone marrow. Elevated platelets alter the normal process of blood coagulation and can lead to thromboembolic events. About a third of patients are asymptomatic at the time of diagnosis. However, many patients develop symptoms during the course of the disease that affect the quality of life.

Novel Cancer Immunotherapies
Our targeted cancer immunotherapy approach is currently based upon two key areas: preventing secondary recurrence of cancer, which is becoming increasingly important as the number of cancer survivors continues to grow; and, primary prevention intended to prevent ductal carcinoma in situ (DCIS) from becoming invasive breast cancer. Once a patient’s tumor becomes metastatic, the outcome is often fatal, making the prevention of recurrence a potentially critical component of overall patient care. Our secondary recurrence programs primarily target patients in the adjuvant (after-surgery) setting who have relatively healthy immune systems, but may still have residual disease. Minimal residual disease, or micrometastasis, that are undetectable by current radiographic scanning technologies, can result in disease recurrence.
Our therapies utilize an immunodominant peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to induce immunologic memory and provide long-lasting protection with a convenient, intradermal mode of delivery.

NeuVax™ (nelipepimut-S)
NeuVax™ (nelipepimut-S) is a cancer immunotherapy targeting human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with GM-CSF for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict reduced Disease Free Survival (DFS) and Overall Survival (OS) suggesting a presence of isolated micrometastases, not detectable clinically, but, over time, can lead to recurrence of cancer, most often in distant sites. After binding to the specific HLA molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocytes, or CTLs, causing significant clonal expansion. These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.
Breast Cancer: According to the National Cancer Institute (NCI), over 230,000 women in the U.S. are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the U.S., metastatic breast cancer remains incurable. Approximately 75% to 80% of breast cancer patients have tissue test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients-those with HER2 immunohistochemistry (IHC) 3+ disease, or IHC 2+ and fluorescence in situ hybridization (FISH) amplified-have a HER2 directed, approved treatment option available after their initial standard of care. This leaves the majority of breast cancer patients with low-to-intermediate HER2 expression (IHC 1+, 2+) ineligible for therapy and without an effective targeted treatment option to prevent cancer recurrence.
We currently have two investigator-sponsored trials (IST) ongoing with NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche). The combination of trastuzumab and NeuVax has been shown pre-clinically and in a pilot study to be synergistic. Our Phase 2b clinical trial is a randomized, multicenter, investigator-sponsored, 300 patient study enrolling HER2 1+ and 2+, HLA A2+, A3+, A24 and/or A26, node positive, and high-risk node negative patients. Eligible patients are randomized to receive NeuVax + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is disease-free survival. Genentech/Roche is providing the trastuzumab and partial funding for this trial. Data presented in October 2016 demonstrated that this novel combination of trastuzumab and NeuVax with HER2 low-expressing patients is well tolerated and the cardiac effects of trastuzumab are not impacted by the addition of NeuVax. In February 2017, the Data Safety Monitoring Board (DSMB) reported that there were no safety concerns with the trial and the trial is not futile. The recommendation from the DSMB was to continue the trial with one revision to the statistical analysis plan regarding the timing of the pre-specified interim analysis. Given the lengthy duration of enrollment for the trial, the DSMB determined that the pre-specified interim efficacy analysis be moved up from 12 months to 6 months after the last patient is enrolled. Completion of enrollment is expected in the second quarter of 2017; therefore, the DSMB expects to perform the interim efficacy analysis near the end of 2017.
Our second combination IST is a Phase 2 in HER2 3+ breast cancer patients who have completed neoadjuvant therapy with an approved regimen that includes trastuzumab and fail to achieve a pathological complete response, meaning they have microscopic evidence of residual disease and are therefore at an increased risk of disease recurrence. This multi-center, prospective, randomized, single-blinded Phase 2 trial is enrolling approximately 100 patients with a diagnosis of HER2 3+ breast cancer who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. High-risk is defined as having received neoadjuvant therapy with an approved regimen that includes trastuzumab but not obtaining a pathological complete response at surgery, or those who undergo surgery as a first intervention and are found to be pathologically node-positive. These high-risk patients are known to have higher recurrence rates than other HER2 3+ breast cancer patients. Eligible patients will be randomized to receive NeuVax + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is disease-free survival. Funding for this trial was awarded through the Congressionally Directed Medical Research Program (CDMRP), funded through the Department of Defense (DoD), via a Breast Cancer Research Program (BCRP) Breakthrough Award. In February 2017, the Data Safety Monitoring Board (DSMB) reported that there were no safety concerns with the trial and the trial is not futile. The pre-specified interim safety analysis was also completed on n=50 patients and demonstrated that the agent is well tolerated with no increased cardiotoxicity associated with giving NeuVax in combination with trastuzumab. The recommendation from the DSMB was to continue the HER2 3+ trial unmodified.

A Phase 2 trial clinical with NeuVax as a single agent in patients with ductal carcinoma in situ, or DCIS, is open for enrollment. The trial is being run in collaboration with the NCI, potentially positioning NeuVax as a treatment for earlier stage disease. The trial has an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients. DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct and have not spread outside the duct to other tissues in the breast. DCIS is the most common type of breast cancer. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2015 there were over 60,000 diagnoses of DCIS.

A Phase 3 PRESENT (Prevention of Recurrence in Early-Stage, Node- Positive Breast Cancer with Low to Intermediate HER2 Expression with NeuVax Treatment) study enrolled 758 HER2 1+/2+ patients who are node-positive and HLA A2 or A3 positive. On June 27, 2016, the Independent Data Monitoring Committee, or IDMC, recommended that the Phase 3 PRESENT clinical trial be stopped for futility. The PRESENT trial was stopped, and we initiated an investigation into the causes of the recommendation. Our analysis of the data showed that there was a separation of the curves, albeit not statistically significant, with the control arm performing better than expected and the NeuVax arm performing consistent with our protocol assumptions for the control group. Because the study was deemed futile, we closed the PRESENT trial, and we expect to present the data at a future medical conference.
Gastric Cancer: According to the NCI, gastric (stomach) cancer is a disease in which malignant (cancer) cells form in the lining of the stomach. Almost all gastric cancers are adenocarcinomas (cancers that begin in cells that make and release mucus and other fluids). Other types of gastric cancer are gastrointestinal carcinoid tumors, gastrointestinal stromal tumors, and lymphomas. Infection with bacteria called Helicobacter pylori (H. pylori) is thought to be the cause of gastric cancer and age, diet, and stomach disease can affect the risk of developing gastric cancer. Gastric cancer is often diagnosed at an advanced stage because there are no early signs or symptoms, and is the second-most common cancer among males and third-most common among females in Asia and worldwide with over 63,000 new cases a year in India, where an initial clinical trial of NeuVax is planned. Overexpression of the HER2 receptor occurs in approximately 20% of gastric and gastro-esophageal junction adenocarcinomas, predominantly those of the intestinal type. Overall, without regard to the stage of cancer, only approximately 28% of patients with stomach cancer live at least five years following diagnosis and new adjuvant treatments are needed to prevent disease recurrence. We currently have an agreement with Dr. Reddy’s Laboratories to conduct a Phase 2 investigational study in gastric cancer in India.

GALE-301 and GALE-302
Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha. FBP is a well-validated therapeutic target that is highly over-express in ovarian, endometrial and breast cancers, and is the source of immunogenic peptides that can stimulate cytotoxic T lymphocytes (CTLs) to recognize and destroy FBP-expressing cancer cells. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents. These patients suffer a high recurrence rate and most relapse with an extremely poor prognosis. GALE-301 and GALE-302 are immunogenic peptides that consist of a peptide derived from FBP combined with GM-CSF for the prevention of cancer recurrence in the adjuvant setting. GALE-301 is the E39 peptide, while GALE-302 is an attenuated version of this peptide, known as E39’. Two early stage clinical trials have been completed with our FBP peptides in ovarian, endometrial, and breast cancers. In June 2016, the U.S. Food and Drug Administration (FDA) granted two orphan-drug designations for the treatment (including prevention of recurrence) of ovarian cancer: one for GALE-301 (E39), and one for GALE-301 (E39) and GALE-302 (E39’).

 Ovarian Cancer: According to the NCI Surveillance, Epidemiology, and End Results (SEER) Program, new cases of ovarian cancer occur at an annual rate of 11.9 per 100,000 women in the U.S., with an estimated 22,280 new cases and 14,240 deaths in 2016. Only 46.2% of ovarian cancer patients are expected to survive five years after diagnosis. Approximately 1.3% of women will be diagnosed with ovarian cancer at some point during their lifetime (2011 - 2013 data). The prevalence data from 2013 showed an estimated 195,767 women living with ovarian cancer in the United States. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease, with an estimated 80% of women presenting with advanced-stage (III or IV) disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While many patients respond to this treatment regimen and become clinically free-of-disease, the majority of these patients will relapse. Depending upon their level of residual disease, the risk for recurrence after completion of primary therapy is approximately 70%. Unfortunately, for these women, once the disease recurs, treatment options are limited and the disease is most likely incurable.

Alliance Partners in Therapeutic Areas

We leverage our technology platforms by working with pharmaceutical and biotechnology partners in a number of therapeutic areas in oncology.

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

Dr. Reddy’s Laboratories Ltd.

Effective January 14, 2014, we entered into a strategic development and commercialization partnership with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), under which we licensed commercial rights in India to Dr. Reddy’s for NeuVax in breast and gastric cancers. We currently have an agreement with Dr. Reddy's to conduct a Phase 2 investigational study in gastric cancer in India. To date, Dr. Reddy's has not initiated the Phase 2 study with NeuVax.

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

Recent Developments (in reverse chronological order)

Evaluation of Strategic Alternatives and Resignation of President and Chief Executive Officer.

On January 31, 2017, the Board of Directors announced that it is in the process of engaging an outside advisor to evaluate strategic alternatives for the company focused on maximizing stockholder value. On March 9, 2017, it was announced that Canaccord Genuity, Inc. was engaged as the Company's financial advisor to assist in the review process. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction. On January 31, 2017, the Company also announced the resignation of Mark W. Schwartz, Ph.D., from his position as President and Chief Executive Officer and as a member of the board of directors of each of Galena Biopharma, Inc. and our Apthera, Inc. and Mills Pharmaceutical, LLC and subsidiaries.

Appointment of Interim Chief Executive Officer

On February 21, 2017, our Board of Directors appointed Mr. Stephen Ghiglieri to be our Interim Chief Executive Officer (CEO). Mr. Ghiglieri previously held the position of Executive Vice President and Chief Financial Officer (CFO). He will continue to serve as the Company’s CFO, a position to which he was appointed in November 2016.
Closed a Public Offering of Common Stock and Warrants

On February 13, 2017, we closed the previously announced underwritten public offering of common stock and warrants. The net proceeds to us were approximately $15.5 million.

Positive Outcome from the Data Safety Monitoring Board on the Two NeuVax Clinical Trials in Combination with Trastuzumab

On February 6, 2017, we reported the results from a meeting of the Data Safety Monitoring Board (DSMB) for the two investigator-sponsored (IST) combination clinical trials with NeuVax plus trastuzumab. The DSMB reported that there are no safety concerns with either trial and neither was found to be futile. For the Phase 2b trial in patients with low-to-intermediate HER2 expression (HER2 1+/2+), n=242 patients were evaluated, and the recommendation from the DSMB is to continue the trial with one revision to the statistical analysis plan regarding the timing of the pre-specified interim analysis. Given the lengthy duration of enrollment for the trial, the DSMB determined that the pre-specified interim efficacy analysis be moved up from 12 months to 6 months after the last patient is enrolled. Completion of enrollment is expected in the second quarter of 2017; therefore, the DSMB expects to perform the interim efficacy analysis near the end of 2017. For the Phase 2 trial in high-risk, HER2 3+ patients, and per the trial protocol, the pre-specified interim safety analysis was also completed on n=50 patients and demonstrated that the agent is well tolerated with no increased cardiotoxicity associated with giving NeuVax in combination with trastuzumab. These findings were similar to the findings presented in October 2016 from the HER2 1+/2+ trial. The recommendation from the DSMB is to continue the HER2 3+ trial unmodified.

FDA Confirms 505(b)(2) regulatory pathway for GALE-401 Phase 3 Trial

On December 28, 2017, we announced that after a productive meeting with the U.S. Food and Drug Administration (FDA), the Agency confirmed that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway in patients with ET who are intolerant to or failed to achieve an optimal response with hydroxyurea.

Settlement with the Securities and Exchange Commission

On December 22, 2016, Galena and its former CEO reached an agreement in principle to a proposed settlement that would resolve an investigation by the staff of the Securities and Exchange Commission (SEC) involving conduct in the period 2012-2014 regarding the commissioning of internet publications by outside promotional firms. The proposed settlement is subject to approval by the Commission and would acknowledge our cooperation in the investigation and confirm our voluntary undertaking to continue that cooperation. If the Commission does not approve the settlement, we may need to enter into further discussions with the SEC staff to resolve the investigated matters on different terms and conditions. As a result, there can be no assurance as to the final terms of any resolution including its financial impact or any future adjustment to the financial statements.

Announced the Phase 2 Clinical Trial of NeuVax in DCIS is Open for Enrollment and Screening Patients

On December 14, 2016, the Company announced the NeuVax Phase 2 clinical trial entitled VADIS: Phase 2 trial of the Nelipepimut-S Peptide VAccine in Women with DCIS of the Breast is now open for enrollment and screening patients. The trial is being run in collaboration with the National Cancer Institute (NCI) and The University of Texas MD Anderson Cancer Center Phase I and II Chemoprevention Consortium.

Presented Two Posters at the San Antonio Breast Cancer Symposium

On December 12, 2016, we announced that two posters were presented at the San Antonio Breast Cancer Symposium (SABCS). The poster, entitled, “ VADIS trial: Phase 2 trial of the nelipepimut-S peptide vaccine in women with DCIS of the breast,” presented the trial design for the planned, Phase 2 investigator-sponsored clinical trial with NeuVax in patients with DCIS. The poster, entitled, “ Determining the optimal vaccination strategy using a combination of the folate binding protein (FBP) peptide vaccine (E39+GM-CSF) and an attenuated version (E39’) to maximize the immunologic response in breast cancer patients,” was presented on the breast cancer patients in the Company’s GALE-301 (E39) and GALE-302 (E39’) Phase 1b clinical trial targeting Folate Binding Protein. In the trial, both the E39 and E39’ peptide vaccines were noted to be well tolerated and immunogenic with no clinicopathologic differences between groups. Local reaction increased in all groups with administration of the vaccine as measured and assessed using orthogonal means. The greatest increase was seen in the treatment arm that administered GALE-301 followed by GALE-302, which approached statistical significance, and this arm was also the only arm with a statistically significant increase in DTH.

Presented GALE-301/GALE-302 Phase 1b Data

On November 14, 2016, data from our GALE-301/GALE-302 clinical program was presented at the Society for Immunotherapy of Cancer Conference 2016 in National Harbor, Maryland. The presentation, entitled, “Phase Ib Trial of Two Folate Binding Protein (FBP) Peptide Booster Vaccines (E39 and E39’) in Breast and Ovarian Cancer Patients,” reported the peptide-specific immune response to E39 and E39’ after different combinations of vaccination and boosting. The data showed that both E39 and E39’ are well tolerated with all related adverse events at grade 1 or grade 2. Though numbers were small, patients boosted with the attenuated peptide showed increased CTL response to boosting regardless of significant residual immunity (SRI) resulting from the primary vaccination series (PVS). While this data needs to be confirmed with a larger sample size, this is consistent with the theoretical advantage of boosting with an attenuated peptide, which is expected to induce less antigen-induced cell death of CTLs.

Announced a Reverse Stock Split

On October 31, 2016, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-20 as approved by the Board of Directors on October 26, 2016. The reverse stock split was authorized by the Company’s stockholders at the Special Meeting of Stockholders held on October 21, 2016. The reverse stock split became effective on November 11, 2016 and the Company’s common stock commenced trading on a split-adjusted basis on Wednesday, November 14, 2016 under the symbol “GALE” but under the new CUSIP number 363256504.

Presented GALE-301/GALE-302 Phase 1b Data

On October 20, 2016, Dr. Doreen Jackson delivered a podium presentation on our GALE-301 and GALE-302 clinical program at the American College of Surgeons Clinical Congress 2016. The Phase 1b is a single-center, randomized, single-blinded, three-arm study in patients with breast or ovarian cancer diagnosis who were treated with standard of care and were without evidence of disease. The presentation was entitled, “A Phase Ib Trial Comparing Different Doses/Schedules of a Folate Binding Protein (FBP)-derived Peptide Vaccine, E39, and its Attenuated Version, E39’, to Induce Long-term FBP- specific Immunity in Disease-free Cancer Patients.” In this trial, which enrolled mostly breast cancer patients who have lower FBP exposure than ovarian patients, the 500mcg dose appears to provide a more optimal immunological response. This differs from the results in ovarian cancer patients, who have much higher FBP expression, with potential secondary immune tolerance, where 1000mcg was the optimal dose. E39’ (GALE-302) given after E39 (GALE-301) was able to induce long-term immunity in both dosing cohorts, underscoring the potential importance of attenuated peptides in relatively antigen-naïve patients.

Presented NeuVax plus Trastuzumab Interim Safety Data

On October 10, 2016, we presented interim safety data from the NeuVax Phase 2b combination study with trastuzumab at the European Society for Medical Oncology (ESMO) 2016. The clinical trial is a randomized, multicenter, investigator-sponsored, 300 patient Phase 2b study enrolling HER2 1+ and 2+ node positive, and high-risk node negative patients. The poster, entitled “Interim safety analysis of a phase II trial combining trastuzumab and NeuVax, a HER2-targeted peptide vaccine, to prevent breast cancer recurrence in HER2 low expression,” demonstrated that this novel combination of trastuzumab and NeuVax in HER2 low-expressing patients is well-tolerated and the cardiac effects of trastuzumab are not impacted by the addition of NeuVax.

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

The amount of time taken by the FDA for approval of an NDA or Biologics License Application (BLA) will depend upon a number of factors, including whether the product candidate has received priority review or fast track designation, the quality of the submission and studies presented, and the workload at the FDA.

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

Financial Condition

We had cash and cash equivalents of approximately $29.1 million as of February 28, 2017. We believe that our existing cash and cash equivalents, funding available under our Lincoln Park Capital, LLC (LPC) purchase agreement and At The Market Issuance Sales Agreements (ATM), should be sufficient to fund our operations for at least one year. This projection is based on our current limited operations and estimates of legal expenses associated with the ongoing government investigation and legal matters pending against the company, and is subject to changes in our operating plans, resolutions of such government investigation and legal matters, uncertainties inherent in our business, strategic alternatives outcomes, and the need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

On February 13, 2017, the Company closed an underwritten public offering of 17,000,000 shares of common stock and warrants to purchase 17,000,000 shares of common stock priced at $1.00 per share and accompanying warrant. The warrants are immediately exercisable with a strike price of $1.10 and will expire on the fifth anniversary of the date of issuance. The net proceeds of the February 2017 Offering were $15.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

In addition to the proceeds from the February 2017 Offering, in January and February 2017 the holder of the Debenture redeemed $3.95 million of outstanding principal that was satisfied by the Company with 3,518,663 shares of our common stock. The Company was able to transfer the $3.95 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund the Company's ongoing operations. The outstanding principal balance as of March 15, 2017 is $13,617,702.

On January 31, 2017, the Company announced that it is in the process of evaluating strategic alternatives focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction. While the Company evaluates its strategic alternatives, Galena’s investigator-sponsored immunotherapy trials will remain ongoing. With the confirmation from the FDA that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway in patients with ET who are intolerant or resistant to hydroxyurea, we have developed a clear path forward for GALE-401 in the treatment of ET. Subject to completing the manufacturing of the new formulation and the internal work to prepare the Phase 3 trial for initiation, the Company is evaluating the appropriate time to commence enrollment of the GALE-401 trial and anticipates making a definitive determination in the second half of 2017. The Company has focused on reducing expenditures in order to preserve liquidity while pursuing a strategic alternative.

In addition to the funds raised through underwritten public offerings and the debenture, we maintain a purchase agreement with LPC and ATM with future availability of $2.0 million and $19.1 million, respectively subject to certain terms and conditions. On February 6, 2017, the Company and LPC amended the Purchase Agreement, as amended, to decrease the value of Common Stock that the Company may sell to LPC from $42.2 million to $2.0 million, a reduction of $39.4 million of availability. We may also continue to use the ATM, or other instruments, in order to fund our operations going forward.

We expect to continue to incur operating losses as we advance our product candidates through the drug development and the regulatory process. In the absence of revenue, our potential sources of operational funding are proceeds from the sale of equity, funded research and development payments, debt financing arrangements, and payments received under partnership and collaborative agreements.

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

Human Resources

As of March 15, 2017, the Company had 14 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

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
Risks Relating to Our Former Commercial Operations
We are subject to U.S. federal and state health care fraud and abuse and false claims laws and regulations, and we recently have been subpoenaed in connection with marketing and promotional practices related to Abstral® (fentanyl) sublingual tablets. Prosecutions under such laws have increased in recent years and we may become subject to such prosecutions or related litigation under these laws. If we have not fully complied with such laws, we could face substantial penalties.
Our former commercial operations and development programs are subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal False Claims Act, federal Anti-Kickback Statute, and the federal Sunshine Act. A federal investigation led by the U.S. Attorney’s Office for the Southern District of Alabama (SDAL) of two of the high-prescribing physicians for Abstral has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between the Company and the defendant physicians’ pharmacy as well as their ownership of our stock. The criminal trial, which began on January 4, 2017, concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts; sentencing is scheduled for May 2017. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. Though certain former employees received trial subpoenas to appear at the trial and provide oral testimony, only one former employee testified at the trial. We agreed to reimburse those former employees’ attorney’s fees. To our knowledge, we were not a target or subject of that investigation.
There have also been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies are investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office for the District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We have come to understand that the investigation being undertaken by the U.S. Attorney’s Office for the District of New Jersey and Department of Justice is a criminal investigation in addition to a civil investigation that could ultimately involve the company as well as one or more former employees. Pursuant to the Company’s charter, we are currently reimbursing any former employees’ attorney’s fees with respect to the investigation. We are cooperating with the civil and criminal investigation and through our outside counsel we have recently begun preliminary discussions with the government aimed at the ultimate resolution of the investigation regarding the Company.
We may be subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.

Many of the regulatory provisions that we are subject to include criminal provisions. If we are unable to comply with these provisions in the operation of our business we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.
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
The commercial sale of our products after they are approved as well as the use of our products in clinical trials exposes us to possible product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, if our products were sold to third parties, or if our products are provided in clinical trials. Our products are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death. For example, because the placebo may have performed better than NeuVax in the PRESENT Trial, the use of NeuVax may have worsened the patient’s condition.

Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or generic versions of our products. If we cannot successfully defend ourselves against product liability claims we could incur substantial liabilities. Because we have sold Abstral and Zuplenz® (ondansetron) oral soluble film and provided NeuVax as a study drug in the PRESENT Trial and other clinical trials, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	costs of related litigation;

•	distraction of management’s attention from our primary business; or

•	substantial monetary awards to patients or other claimants.
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
Our third-party manufacturers and suppliers activities involve the controlled storage, use and disposal of hazardous materials. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials even after we sell or otherwise dispose of the products. In some cases, these hazardous materials and various wastes resulting from their use will be stored at our contractors or manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause injury to our employees and others, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we expect that the safety procedures utilized by our third-party contractors and manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

We will continue to be responsible for certain liabilities and obligations related to Abstral and Zuplenz, and if unknown liabilities were to arise it could have a material adverse effect on us.
Under our respective asset purchase agreements with Sentynl Therapeutics, Inc. and Midatech Pharma PLC, our future obligations under our former agreements with Orexo AB and MonoSol Rx have been assumed by Sentynl and Midatech, respectively, except that we will continue to be responsible for chargebacks, rebates, patient assistance and certain other product distribution channel liabilities related to Abstral and Zuplenz for a specified period of time post-closing. We also will be responsible for any pre-closing liabilities and obligations related to Abstral and Zuplenz, including unknown liabilities, and have agreed in the respective asset purchase agreements to indemnify Sentynl and Midatech for any breach of our representations, warranties and covenants in the respective asset purchase agreements up to a certain agreed to amount. We cannot quantify these responsibilities to Sentanyl and Midatech, but if substantial unknown liabilities were to arise, it could have a material adverse effect on our financial condition.
Risks Relating to Our Development Programs
Our drug candidates may not receive regulatory approval or be successfully commercialized.
Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although our drug candidates have exhibited no serious adverse events (“SAEs”) in the Phase 1 and 1/2 clinical trial, SAEs or other unexpected side effects may arising during further testing and development, and A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.
Our Phase 3 PRESENT clinical trial has been stopped due to futility and though we have conducted an investigation of the causes for the failure of the clinical trial, we are not certain that the investigation has identified the reason(s) for the failure.
On June 27, 2016, the Independent Data Monitoring Committee conducting the pre-planned interim analysis of the PRESENT Trial recommended that we stop the clinical trial because of futility. We have conducted an investigation of the causes of the failure of the trial. As a result, our observations are that a phenomenon known as pseudoprogression likely had a meaningful impact on the events assessed as NeuVax recurrences in the trial. The purpose of the NeuVax vaccine is to generate a HER2 directed T cell-based immune response targeting those undetected micrometastases and eradicate them before they grow into a clinically detectable tumor. Pseudoprogression is a phenomenon that occurs when radiographic scans in patients responding to treatment with immunotherapy give the appearance of progression due to increased tumor size or swelling from tumor-infiltrating lymphocytes, or TILs, and other immune cells. In simple terms, the cancer looks like it has progressed on radiographic images, but in reality, the immunotherapy has done its job to create an immune response via inflammation around a micrometastasis. Therefore, a growing tumor or a new tumor detected via imaging isn’t always progressing cancer and may simply represent an immune system response to an undetectable micrometastasis that would not otherwise be seen on the scan. In the trial, we believe that the low rate of recurrences in the control arm resulted from an overall improvement in the standard of care. In addition, proactive imaging led to the discovery of lesions, some of which may not have had any clinical significance at the time of identification. Finally, the inflammation caused by TILs within the micrometastases and more specifically the NeuVax-induced cytotoxic T-cells, made them visible on scans in the NeuVax group and not in the control group. We now believe that causing this inflammation may have identified lesions via proactive scanning that may have never progressed to a clinical tumor. Because patients were discontinued from this study at the time they were identified as having DFS event, we do not know if some of these patients who were diagnosed with a recurrence on the CT scan would have progressed to have metastatic cancer. In summary, though we are applying the knowledge and observations to our other immunotherapy programs, we may not have identified the reason(s) for the failure of the clinical trial.

Our products, GALE-301 and GALE-302 have the same mechanism of action as NeuVax and may not be a viable product to prevent the recurrence of ovarian cancer or other types of cancers.
GALE-301 and GALE-302, which have a similar mechanism of action as NeuVax, may no longer be a viable product to prevent the recurrence of ovarian cancer or other types of cancer, depending upon the reasons for the causes of the failure of NeuVax.
A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.
We, the FDA or other applicable regulatory authorities, an Independent Data Safety Monitoring Board or “IDSMB” governing our clinical trials, or an institutional review board, or “IRB,” which is an independent committee registered with and overseen by the U.S. Department of Health and Human Services, or “HHS,” that functions to approve, monitor and review biomedical and behavioral research involving humans, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or it believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, and delays in patient enrollment can result in increased costs and longer development times than we expect at present. Patients who are enrolled at the outset of this standard of care also may eventually choose for personal reasons not to participate in the study. We also compete for eligible patients with other clinical trials underway from time to time, and we may experience delays in patient enrollment due to the dependency of other large trials underway in the same patient population.
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
Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	difficulties or delays in enrolling patients in our planned clinical trials in conformity with required protocols or projected timelines;

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	difficulties or delays in arranging for third parties to conduct clinical trials of our product candidates;

•	problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

•	third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•
our drug candidates having very different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways, and the possibility that our previous Phase 1 or Phase 2 trials will not be indicative of our drug candidates’ performance in larger patient populations;

•	the need to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	insufficient or inadequate supply or quality of our drug candidates or other necessary materials necessary to conduct our clinical trials;

•	disruption at our clinical trial sites resulting from local social or political unrest or other geopolitical factors;

•	effects of our drug candidates not having the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics;

•
negative or inconclusive results from our clinical trials or the clinical trials of others for drug candidates similar to our own or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	adverse results obtained by other companies developing similar drugs;

•	modification of the drug during testing;

•	our capital resources; and

•	reallocation of our financial and other resources to other clinical programs.
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
In the clinical trials using NeuVax, Leukine is also administered and its availability is dependent upon a third-party manufacturer, which may or may not reliably provide Leukine, thus jeopardizing the completion of the trials.
NeuVax is administered in combination with Leukine, a “GM-CSF” available in both liquid and lyopholyzed forms exclusively from Genzyme Corporation, or “Genzyme,” a subsidiary of Sanofi-Aventis. We will continue to be dependent on Genzyme for our supply of Leukine in connection with the ongoing NeuVax and GALE-301/GALE-302 trials and the potential commercial manufacture of these programs. Any temporary interruptions or discontinuation of the availability of Leukine, or any determination by us to change the GM-CSF used with NeuVax or GALE-301/GALE-302, may have a material adverse effect on our clinical trials and any commercialization of the assets.
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
GALE-401 must successfully complete a Phase 3 clinical trial and obtain regulatory approval before we can market the product and our competitors may obtain a successful clinical trial result and regulatory approval before we do.
GALE-401 contains the active ingredient, anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. The currently available immediate release (IR) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent. These adverse events may limit the use of the IR version of the drug. Therefore, reducing the maximum concentration (Cmax) is hypothesized to reduce the side effects, while preserving efficacy, potentially allowing a broader use of the drug. We have analyzed our data and the treatment landscape for MPNs, with a current focus on Essential Thrombocythemia (ET) where we see an unmet medical need in patients who are intolerant to the current standard of care. We may be advancing GALE-401 into a pivotal trial. The risks include but are not limited to regulatory (agreement with regulatory agency on the development plan), operational (rate of enrollment), and statistical confirmation of the safety and efficacy endpoints. In addition, there are other potential competitors whose clinical trials may be successful and obtain regulatory approval prior to our regulatory approval, if our pivotal trial is successful.

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
We may conduct future studies in countries outside of the United States. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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
Risks Relating to Our Financial Position and Capital Requirements
We are conducting a review of strategic alternatives for the Company, including evaluating potential paths forward for NeuVax, GALE 301/302 and GALE 401 that could significantly impact our future operations and financial position.

In January 2017, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, our board of directors is reviewing alternatives with the goal of maximizing stockholder value. Potential strategic alternatives that we may explore and evaluate during the ongoing review process include, among others, a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of corporate assets of the company. Pending any decision to change strategic direction, we have limited our research and development activities to manage our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop NeuVax, GALE 301/302 and GALE 401, or all of the products, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.
We may not be able to obtain sufficient financing, and may not be able to develop our product candidates.
We had cash and cash equivalents of approximately $29.1 million as of February 28, 2017. We had no revenue during the year ended December 31, 2016, and our cash burn from operations for the quarter ending December 31, 2016 was approximately $8.0 million. We believe that our existing cash and cash equivalents should be sufficient to fund our operations for at least one year from the date of issuance of the Company's consolidated financial statements. This projection is based on our current limited planned operations, anticipated payments for defense costs for the governmental investigation, and estimates of potential resolution of the SEC investigation, and is also subject to changes in our operating plans, resolution of and unanticipated developments in the ongoing government investigation and other legal matters and uncertainties inherent in our business. We may need to seek to replenish our existing cash and cash equivalents prior over the next year.
In addition, we have approximately $13.7 million of restricted cash as of February 28, 2017. We negotiated an amendment with the holder of the debt that reduces the restricted cash amount to the lesser of $18.5 million or the outstanding balance of the amended debenture under certain conditions. We also have limited funding available under our amended purchase agreement with Lincoln Park Capital Fund, LLC and sales agreements with FBR & Co. and Maxim Group LLC. There is no guarantee that such funding will be available to us on favorable terms or will be sufficient to meet all of our future funding needs.

At our annual meeting of stockholders adjourned on July 15, 2016, our stockholders approved an increase in our authorized common stock from 275,000,000 to 350,000,000. In addition, our shareholders authorized the Board of Directors to approve a reverse stock split within twelve months of October 21, 2016 at a ratio between 1:2 and 1:20. There was no reduction in the amount of authorized shares. The Board of Directors approved a reverse stock split at a ratio of 1:20, effective on November 11, 2016. We are not able to predict whether volume of shares post reverse stock split will be sufficient based upon the reverse stock split price to meet the Company’s ongoing financing requirements to maintain the Company’s operations.
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

We expect to continue to incur significant operating and non-operating expenses, which may make it difficult for us to secure sufficient financing, and may lead to uncertainty about our ability to continue as a going concern.
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
In the event that we are unable to obtain additional financing if needed or if we incur significant expense related to the resolution of the ongoing government investigation, we may not be able to meet our obligations as they come due, that in turn may raise substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guaranty that we will secure additional financing if we need such financing. Our financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, defense costs related to the recent securities lawsuits, resolution of the ongoing government investigation, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events may affect our ability to continue as a going concern. Future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our security holders or may otherwise adversely affect our business.
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
We have closed our PRESENT trial due to futility, are evaluating the appropriate time to commence the GALE-401 trial and anticipate making a definitive determination in the second half of 2017, and plan to continue to support the investigator-sponsored immunotherapy trials. As a result, we will have no recurring revenues unless and until we are able to obtain marketing approval of one or more of our other product candidates and our historical financial information may not be representative of our future results.

We may be unable to comply with our reporting and other requirements under federal securities laws.
As a publicly traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act.” In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting. From time to time we evaluate our existing internal controls in light of the standards adopted by the Public Company Accounting Oversight Board. It is possible that we, or our independent registered public accounting firm, may identify significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure or difficulties in implementing and maintaining these controls could cause us to fail to meet the periodic reporting obligations or result in material misstatements in our financial statements.
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
The active peptide found in NeuVax, the E75 peptide, has been known and studied for many years. We have one issued U.S. patent, US 6,514,942, covering the composition of matter of the E75 peptide, which expired in mid-2015, prior to any potential commercialization of NeuVax. We do not have and will not be able to obtain any composition of matter patent protection for E75, the active peptide in NeuVax. We also have a license from The Henry M. Jackson Foundation to issued U.S., European, Japanese, Korean, Mexican and Australian method of use patents, which expire in 2028, that are directed to a method of inducing immunity against breast cancer recurrence by administering a composition comprising the E75 peptide to patients who have both an immunohistochemistry (IHC) rating of 1+ or 2+ for HER2/neu protein expression, as well as a fluorescence in situ hybridization (FISH) rating of less than about 2.0 for HER2/neu gene expression. The license further includes an issued U.S. method of use patent directed to a method of inducing immunity against recurrence of any HER2/neu expressing tumors by administering the E75 peptide to patients with tumors having a FISH rating of less than about 2.0 for HER2/neu gene expression; an allowed U.S application which includes claims to the use of E75 to reduce the risk of cancer recurrence, including bone only recurrence; and pending applications with similar claims in a number of foreign jurisdiction, all of which expire in 2028. Also included in the license is a method of use patent, which expires in 2026, that is directed to the use of NeuVax in combination with Herceptin® (trastuzumab) to treat any HER2/neu expressing cancer. Thus, our method of use patents may not prevent competitors from seeking to develop and market NeuVax for use in cancer patients who do not meet these criteria. If any such alternative uses were approved, this could lead to off-label use and price erosion for our NeuVax product. We may seek FDA approval for use of NeuVax to treat cancer patients who fall outside the claimed IHC and FISH ranges and for other cancers as well. Although we are pursuing additional patent protection for NeuVax through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.

Anagrelide hydrochloride, the sole active pharmaceutical ingredient, or “API,” in GALE-401, has been approved for many years and, thus, it is not possible to obtain composition of matter patents that cover anagrelide hydrochloride. As a result, competitors who obtain the requisite regulatory approval can offer products with the same 43 API as GALE-401, so long as the competitors do not infringe any formulation patents that we may have or may obtain or license, if any. The only patent protection that we have or are likely to obtain covering GALE-401 are patents relating to specific formulations, methods using these formulations, and methods of manufacturing and packaging. We have an issued U.S. Patent, which expires in 2020, covering methods of using anagrelide to reduce platelet count in patients subject to veno-occlusive events. We have granted patents in the U.S., United Kingdom and Japan, which expire in 2029, covering controlled release formulations of anagrelide and methods of use. We also are prosecuting pending patent applications in other territories including, but not limited to, the U.S., Europe, India, and Japan, which may not issue prior to any potential commercialization of GALE-401. We may seek FDA approval for use of GALE-401 to treat patients with myeloproliferative neoplasms that include several hematological disorders, including essential thrombocythemia. Although we are pursuing additional patent protection for GALE-401 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
The active peptides found in GALE-301 and GALE-302 are derived from Folate Binding Protein. One of the active peptides, E39, has been known and studied for many years. The other active peptide, GALE-302, is a derivative of E39. We have a license from The Henry M. Jackson Foundation to issued and granted patents in the U.S., Europe, Canada, and Japan, covering composition of matter for the E39 derivative peptides, including GALE-302, alone and in combination with E39, as well as the use of these compositions for the treatment of cancer. These patents are expected to expire in 2022, prior to any potential commercialization of GALE-301. We do not have and will not be able to obtain any composition of matter patent protection for the E39 peptide in any territory. The license we have from The Henry M. Jackson Foundation grants us the right to develop and market GALE-301 for any use, including methods of treating cancer. Our patents may not prevent competitors from seeking to develop and market the E39 peptide alone. If any such alternative uses of compositions containing the E39 peptide were approved, this could lead to off label use and price erosion for GALE-301. We may seek FDA approval for use of GALE-301, alone or in combination with GALE-302, to treat cancer patients with ovarian and endometrial cancers and for other cancers, as well. Although we are pursuing additional patent protection for GALE-301 and the combination of GALE-301 and GALE-302 through pending patent applications, we may not be able to obtain additional patent protection that would provide us with a significant commercial advantage.
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
Our composition of matter patents for many of our product candidates have expired or will expire prior to any product approval. We intend to seek data exclusivity or market exclusivity for our NeuVax as well as our GALE-301 and GALE-302 product candidates provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA) enacted in March 2010. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that the U.S. Congress could amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
In some countries outside of the U.S., peptide vaccines, such as NeuVax, GALE-301 and GALE-302, are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.
Although we have received orphan drug designation for both GALE-301, as well as GALE-301 and GALE-302, there is no guarantee that the drugs will be successfully approved by the FDA, that they will be commercially successful in the marketplace, or that another drug will not be approved for the same indication ahead of our drugs.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business.
We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.
Risks Relating to Ownership of Our Common Stock
Our common stock trades at prices less than $1.00 which is the minimum bid price requirement under NASDAQ’s continued listing standards, as such our common stock may be subject to delisting from the NASDAQ Capital Market.
The continued listing requirements of the NASDAQ Capital Market require that the closing bid price of our common stock not be less than $1.00 for 30 consecutive trading days. On March 14, 2017 the last reported sale price of our common stock on the NASDAQ Capital Market was $0.55 per share and has been below the $1.00 closing bid price since February 8, 2017. If our trading price falls below $1.00 for 30 consecutive trading days or more, we may receive a notice from NASDAQ informing us that we may be delisted unless our trading price is above $1.00 for more than 10 consecutive trading days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we would have 180 calendar days to regain compliance with the $1.00 minimum bid price requirement. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price is at least $1.00 per share for a minimum of ten consecutive trading days during this initial 180-day compliance period. If compliance is not achieved within the 180-day period, NASDAQ would provide written notification to us that our common stock is subject to delisting. In the event that we fail to regain compliance with NASDAQ continued listing standards by the expiration of the applicable cure period or any extension period, NASDAQ will commence suspension and delisting procedures with respect to our common stock, which could impair the value of your investment.
On January 18, 2017, we received an inquiry from NASDAQ Listing Qualifications Department seeking information in connection with the subpoenas issued to the Company by the US Attorney’s Office for the District of New Jersey and the U.S. Attorney’s Office for the Southern District of Alabama. We responded to the inquiry on February 1, 2017. If we are not in compliance with the listing requirements under NASDAQ Listing Rule 5502(a)(2), we could be delisted by NASDAQ.
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
The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2016 and February 28, 2017, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $0.62 to a high of $49.80 as adjusted for the reverse stock split effected in November 2016. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

•	reports of the results of our clinical trials regarding the safety or efficacy of our product candidates and surrogate markers;

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	announcements of business or strategic transactions or our success in finalizing such a transaction;

•	announcements of legal or regulatory actions against us or any adverse outcome of any such actions;

•	changes in our relationship with our licensors, licensees and other strategic partners;

•	our quarterly operating results;

•	developments in patent or other technology ownership rights;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders;

•	government regulation of drug pricing; and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.
Factors beyond our control may also have an impact on the price of our stock. For example, to the extent that other companies within our industry experience declines in their stock prices, our stock price may decline as well.

We are, and in the future may be, subject to legal or administrative actions that could adversely affect our financial condition and our business.
On December 22, 2016, Galena Biopharma, Inc. and its former CEO reached an agreement in principle to a proposed settlement that would resolve an investigation by the staff of the SEC involving conduct in the period 2012-2014 regarding the commissioning of internet publications by outside promotional firms. Under the terms of the proposed settlement framework, Galena and the former CEO would consent to the entry of an administrative order requiring that we and the former CEO cease and desist from any future violations of Sections 5(a), 5(b), 5(c), 17(a), and 17(b) of the Securities Act of 1933, as amended, and Section 10(b), 13(a), and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended, and various rules thereunder, without admitting or denying the findings in the order. Based upon the proposed settlement framework, the Company will make a $200,000 penalty payment. In addition to other remedies, the proposed settlement framework would require the former CEO to make a disgorgement and prejudgment interest payment as well as a penalty payment to the Commission. To address the issues raised by the SEC staff’s investigation, in addition to previous governance enhancements we have implemented, we have voluntarily undertaken to implement a number of remedial actions relating to securities offerings and our interactions with investor relations and public relations firms. The proposed settlement is subject to approval by the Commission and would acknowledge our cooperation in the investigation and confirm our voluntary undertaking to continue that cooperation. If the Commission does not approve the settlement, we may need to enter into further discussions with the SEC staff to resolve the investigated matters on different terms and conditions. As a result, there can be no assurance as to the final terms of any resolution including its financial impact or any future adjustment to the financial statements. A special committee of the Board of Directors has determined in response to an indemnification claim by the former CEO that we are required under Delaware law to indemnify our former CEO for the disgorgement and prejudgment interest payment of approximately $750,000 that he would be required to pay if and when the settlement is approved by the Commission. Any penalty payment that the former CEO will be required to make in connection with this matter ($600,000 under the proposed settlement framework) will be the responsibility of the former CEO. In the event the Commission does approve the proposed settlement, the Company may not have available certain exemptions and safe harbor protections under the securities laws.
On February 13, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v Galena Biopharma, Inc., et al. Within the time allowed under the federal rules and statutes, the Company and the other defendants, former and current officers, will respond to the complaints through an appropriate pleading or motion.

A federal investigation of two of the high-prescribing physicians for Abstral (former commercial product) has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. The criminal trial began in January 2017 and is ongoing. We have received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama, which is handling the criminal trial, and are cooperating in the production of documents. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between the Company and the defendant physicians’ pharmacy as well as their ownership of our stock. The criminal trial, which began on January 4, 2017, concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts; sentencing is scheduled for May 2017. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. Though certain former employees received trial subpoenas to appear at the trial and provide oral testimony, only one former employee testified at the trial. We agreed to reimburse those former employees’ attorney’s fees. To our knowledge, we were not a target or subject of that investigation.

There also have been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies are investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office for the District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and are cooperating in the production of the requested documents. We have come to understand that the investigation being undertaken by the U.S. Attorney’s Office for the District of New Jersey and Department of Justice is a criminal investigation in addition to a civil investigation that could ultimately involve the company as well as one or more former employees. Pursuant to the Company’s charter, we are currently reimbursing any former employees’ attorney’s fees with respect to the investigation. We are cooperating with the civil and criminal investigation and through our outside counsel we have recently begun preliminary discussions with the government aimed at the ultimate resolution of the investigation regarding the Company.
We may be subject to legal or administrative actions as a result of these matters, or the impact of such matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition.
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
As of December 31, 2016, we had reserved for issuance 560,925 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $41.50 per share and 2,569,751 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $29.12 per share. Upon exercise of these options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.
Our outstanding warrants may result in dilution to our stockholders.
Our outstanding April 2011 warrants to purchase a total of 12,900 shares of common stock as of December 31, 2016 at a current exercise price of $1.00 per share contain so-called full-ratchet anti-dilution provisions. Our outstanding December 2012 warrants to purchase 151,565 shares of common stock as of December 2016 with a current exercise price of $10.32 per share contain so-called weighted-average anti-dilution provisions. These anti-dilution provisions may be triggered by the issuance of the shares being offered hereby or upon any future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions. The share and per share amounts described above are presented on a post-split basis that was effected November 11, 2016.

To the extent that these anti-dilution provisions are triggered in the future, we would be required to reduce the exercise price of all of the warrants on either a full-ratchet or weighted-average basis, which would have a dilutive effect on our stockholders.
We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
We are authorized to issue up to 5 million shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect stockholder rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.
Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and provisions of Delaware law could delay or prevent a change of control.
Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management and may be constrained by other contractual agreements with third parties. These provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

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

ITEM 3. LEGAL PROCEEDINGS

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

On June 24, 2016, the U.S. District Court for the District of Oregon entered a final order and partial judgment in In re Galena Biopharma, Inc. Securities Litigation, granting final approval of the settlement awarding attorney’s fees of $4.5 million plus costs, which was paid out of the settlement funds. The settlement agreement provided for a payment of $20 million to the class and the dismissal of all claims against us and our current and former officers and directors in connection with the consolidated federal securities class actions. Of the $20 million settlement payment to the class, $16.7 million was paid by our insurance carriers and $2.3 million in cash was paid by us on July 1, 2016, along with $1 million in shares of our common stock (24,002 shares) issued by us on July 6, 2016. We are responsible for defense costs and any settlements or judgments incurred for any related opt-out lawsuits.

In July 2016, we resolved claims brought by shareholders that relate to the securities litigation mentioned above in one case for $150,000 plus $150,000 in shares (14,563 shares) of our common stock, and in another case for $1.5 million in shares of our common stock (168,337 shares). The shares issued in connection with such settlements are included in the secondary offering filed on July 25, 2016. The settlements did not include any admission of wrongdoing or liability on the part of us or any of the current or former directors and officers and included a full release of us and the current and former directors and officers in connection with the allegations made. We are not aware of any other claims made by shareholders who have opted out of the securities litigation.

On October 13, 2016, we filed a complaint in the Circuit Court for the County of Multnomah for the State of Oregon against Aon Risk Insurance Services West, Inc. where we are seeking attorney's fees, costs and expenses incurred by us related to our coverage dispute with a certain insurer and for amounts we were required to contribute to the settlements of In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer's failure to pay its full policy limits of liability and other relief. We are currently engaged in written discovery.

On December 22, 2016, Galena and its former CEO during the period March 2011 to August 2014 reached an agreement in principle to a proposed settlement that would resolve an investigation by the staff of the Securities and Exchange Commission (SEC) involving conduct in the period 2012-2014 regarding the commissioning of internet publications by outside promotional firms. Under the terms of the proposed settlement framework, Galena and the former CEO would consent to the entry of an administrative order requiring that we and the former CEO cease and desist from any future violations of Sections 5(a), 5(b), 5(c), 17(a), and 17(b) of the Securities Act of 1933, as amended, and Section 10(b), 13(a), and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended, and various rules thereunder, without admitting or denying the findings in the order. Based upon the proposed settlement framework, the Company will make a $200,000 penalty payment. In addition to other remedies, the proposed settlement framework would require the former CEO to make a disgorgement and prejudgment interest payment as well as a penalty payment to the Commission. To address the issues raised by the SEC staff’s investigation, in addition to previous governance enhancements we have implemented, we have voluntarily undertaken to implement a number of remedial actions relating to securities offerings and our interactions with investor relations and public relations firms. The proposed settlement is subject to approval by the Commission and would acknowledge our cooperation in the investigation and confirm our voluntary undertaking to continue that cooperation. If the Commission does not approve the settlement, we may need to enter into further discussions with the SEC staff to resolve the investigated matters on different terms and conditions. As a result, there can be no assurance as to the final terms of any resolution including its financial impact or any future adjustment to the financial statements. A special committee of the Board of Directors has determined in response to an indemnification claim by the former CEO that we are required under Delaware law to indemnify our former CEO for the disgorgement and prejudgment interest payment of approximately $750,000 that he would be required to pay if and when the settlement is approved by the Commission. Any penalty payment that the former CEO will be required to make in connection with this matter ($600,000 under the proposed settlement framework) will be the responsibility of the former CEO.

On February 13, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v Galena Biopharma, Inc., et al. Within the time allowed under the federal rules and statutes, the Company and the other defendants, former and current officers, will respond to the complaints through an appropriate pleading or motion.

A federal investigation of two of the high-prescribing physicians for Abstral (former commercial product) has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. We received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama (SDAL), which is handling the criminal trial, and are cooperating in the production of documents. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between the Company and the defendant physicians’ pharmacy as well as their ownership of our stock. The criminal trial, which began on January 4, 2017, concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts; sentencing is scheduled for May 2017. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. Though certain former employees received trial subpoenas to appear at the trial and provide oral testimony, only one former employee testified at the trial. We agreed to reimburse those former employees’ attorney’s fees. To our knowledge, we were not a target or subject of that investigation.

There also have been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies are investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office for the District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral, the commercial product we sold in the fourth quarter of 2015. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and Department of Justice, and we have come understand that the investigation being undertaken by the U.S. Attorney’s Office for the District of New Jersey and Department of Justice is a criminal investigation in addition to a civil investigation that could ultimately involve the Company as well as one or more former employees. Pursuant to the Company’s charter, we are currently reimbursing certain former employees’ attorney’s fees with respect to the investigation. We are cooperating with the civil and criminal investigation, and through our outside counsel we have recently begun preliminary discussions with the government aimed at the ultimate resolution of the investigation regarding the Company.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on The NASDAQ Capital Market under the symbol “GALE ” The following table shows the high and low per-share sale prices of our common stock for the periods indicated:

	High	Low
2015
First Quarter	$42.40	$26.60
Second Quarter	47.80	25.40
Third Quarter	38.40	22.00
Fourth Quarter	36.60	27.40
2016
First Quarter	$30.00	$11.80
Second Quarter	49.80	5.60
Third Quarter	15.40	6.20
Fourth Quarter	7.00	1.84

Holders

As of February 28, 2017, there were approximately 189 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plan

The following table sets forth certain information as of December 31, 2016, regarding securities authorized for issuance under our equity compensation plans:

	(a)	(b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by our security holders:
Amended and Restated 2016 Incentive Plan	560,925	$41.50	500,692
Equity compensation plans not approved by our security holders:
Employee Stock Purchase Plan	NA	NA	20,930
Outstanding warrants (1)	124,109	$20.15	—
Total	685,034	$37.63	521,622

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

Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2011 in each of Galena Biopharma, Inc. common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and Standard & Poor's Index (S&P 500). All values assume reinvestment of pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock performance.

COMPARISON OF FIVE YEAR CUMULATIVE RETURNS

$1,200.00
$1,000.00
$800.00
$600.00
$400.00
$200.00
$-
Dollar Value
2011
2012
2013
2014
2015
2016
Galena Biopharma, Inc.
S&P 500
NASDAQ Composite
NASDAQ Biotechnology

	As of December 31,
	2011	2012	2013	2014	2015	2016
Galena Biopharma, Inc.(1)	$100.00	$325.53	$1,055.32	$321.28	$312.77	$20.64
S&P 500	100.00	115.88	153.01	173.68	176.07	196.78
NASDAQ Composite	100.00	117.70	164.65	188.87	202.25	220.13
NASDAQ Biotechnology	100.00	132.72	220.22	202.25	330.71	260.12
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. On November 11, 2016, the Company effected a reverse stock-split and the following amounts related to earnings per share and shares outstanding have been adjusted for the reverse stock split for all periods reported. See Note 1 of Item 8, Financial Statements and Supplementary Data for further detail on the Stock Split.

(amounts in thousands, except share and per share data)	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating expenses:
Research and development (1)	$19,860	$23,611	$27,674	$20,424	$14,614
General, and administrative (1)	12,007	10,609	16,226	8,065	6,585
Non-operating income (loss) (1)	21,009	(4,371)	15,616	(41,786)	(13,178)
Loss from continuing operations (1)	(11,101)	(38,956)	(28,284)	(71,327)	(33,325)
Loss from continuing operations per share, basic and diluted (1)	$(1.11)	$(5.02)	$(4.74)	$(15.82)	$(10.60)
	As of December 31,
	2016	2015	2014	2013	2012
Total assets (1)	$65,811	$82,144	$80,488	$87,976	$54,986
Total debt (1)	16,397	4,739	8,402	9,892	—
Other long-term obligations (1)	6,756	11,560	11,704	11,874	11,311
Total stockholders' equity (1)	28,657	13,513	37,059	5,886	27,756

(1) See Note 3 of the notes to the consolidated financial statements for discussion of our spin-off of RXi activities being classified as discontinued operations in the consolidated statements of expenses for 2012. The net assets of RXi were removed from the consolidated balances sheet as of the date of the spin-off and were recorded as an equity distribution. The selected financial data referenced for the year ended December 31, 2012 is exclusive of RXi activities.

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
You may have difficulty evaluating our business, because we completed a partial spin off of RXi on April 26, 2012. Since the partial spin-off, our financial statements no longer reflected the consolidated financial condition and results of operations of RXi, and we have accounted for our partial ownership of RXi based on the cost method of accounting. In addition, during the quarter ended September 30, 2015 the Company completed a strategic review of the Company's commercial business including the ongoing sale, distribution and marketing of our two commercial products, Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film (our “commercial business” asset group). As a result of the review, we made a determination to sell or otherwise dispose of our commercial business, which was completed during the quarter ended December 31, 2015. These actions caused the Company to meet the relevant criteria for reporting the Company's commercial business as held for sale and in discontinued operations. For these reasons, the historical consolidated financial information included in this annual report does not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future.

Overview
Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company developing hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, and our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms. GALE- 401 has completed a Phase 2 clinical trial and the asset is ready to advance into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer. GALE-301 and GALE-302 have completed early stage trials in ovarian, endometrial and breast cancers.
We are seeking to build value for shareholders through pursuit of the following objectives:

•
Develop hematology and oncology assets through clinical development with a focus in areas of unmet medical need. Our hematology asset is targeting the treatment of patients with ET to reduce elevated platelet counts. Our immunotherapy programs are currently targeting two key areas: secondary prevention intended to significantly decrease the risk of disease recurrence in breast, gastric, and ovarian cancers; and primary prevention intended to prevent ductal carcinoma in situ (DCIS) from becoming invasive breast cancer.

•
Evaluating strategic alternatives that may include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the company.

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

For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non-Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions to determine the fair value of all its stock options granted:

	2016	2015
Risk free interest rate	1.54%	1.67%
Volatility	101.13%	73.97%
Expected lives (years)	6.04	6.16
Expected dividend yield	0.00%	0.00%

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

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the years ended December 31, 2016 and 2015, we issued warrants to purchase approximately 1,382,159 and 700,320 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the fair value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined, and the warrants are determined not to be indexed to the Company’s own stock.

The derivative liabilities are remeasured each period end to the estimated fair value. The fair value of our derivative liabilities is estimated using the appropriate pricing model, with the following assumptions used for the initial measurement of warrants granted:

	2016	2015
Risk free interest rate	1.77%	1.41%
Volatility	119.08%	73.41%
Expected lives (years)	5	5
Expected dividend yield	0.00%	0.00%

The Company’s expected common stock price volatility assumption is based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for the warrants are estimated to coincide with the contractual terms of the warrants.

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

The Company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2016.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2016, we determined there were no variable interest entities required to be consolidated.

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

Refer to Note 12 of the notes to the consolidated financial statements for further information regarding the acquisition of Abstral U.S. rights and Note 15 as to our reporting the commercial operations as held for sale and in discontinued operations.

Valuation of Contingent Purchase Price Consideration

Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company (earnout). Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, are reflected in income or expense in the consolidated statements of comprehensive loss. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

Legal Fees and Insurance Recoveries

There can be a significant time lag between the time that legal fees are incurred and the insurance reimbursement available to offset the related costs. The legal costs are recorded in the period they are incurred, and the insurance recoveries for those costs are recorded in the period when the insurance reimbursement is deemed probable.

Discontinued Operations

We met the relevant criteria for reporting our commercial business as held for sale and in discontinued operations in the accompanying financial statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2016, pursuant to FASB ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, and FASB ASC Topic 360, Property, Plant, and Equipment.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

For the year ended December 31, 2016, our net loss was $23.5 million compared with net losses of $63.9 million and $36.6 million for the years ended December 31, 2015 and 2014, respectively. The $40.4 million decrease in net loss from 2015 to 2016 was primarily driven by a $25.4 million increase in non-operating income and $12.5 million decrease in loss from discontinued operations. The loss from discontinued operations for the year ended December 31, 2015 includes an $8.1 million impairment charge recognized in the third quarter of 2015 and $4.5 million in the loss on the sale of the commercial assets. The $27.3 million increase in net loss from 2014 to 2015 was primarily driven by a $16.6 million increase in loss from discontinued operations, which includes the one time impairment charge and loss on the sale of commercial assets in 2015. In addition, 2015 had an increase of $20.0 million in non-operating expense and a $9.7 million decrease in operating loss compared to 2014.

				% Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating loss	$(31,867)	$(34,220)	$(43,900)	(7)%	(22)%
Non-operating income (expense)	21,009	(4,371)	15,616	N/A	N/A
Income tax	(243)	(365)	—	(33)%	N/A
Loss from discontinued operations	(12,448)	(24,946)	(8,322)	(50)%	200%
Net loss	$(23,549)	$(63,902)	$(36,606)	(63)%	75%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(1.11)	$(5.02)	$(4.74)	(78)%	6%
Basic and diluted net loss per share, discontinued operations	$(1.25)	$(3.21)	$(1.39)	(61)%	131%
Basic and diluted net loss per share	$(2.36)	$(8.23)	$(6.13)	(71)%	34%

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses and compensation-related costs for our employees dedicated to research and development activities, compensation paid to our Scientific Advisory Board (“SAB”) members, and licensing fees and patent prosecution costs. Research and development expense for the years ended December 31, 2016, 2015, and 2014 were as follows (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Research and development expense	$19,860	$23,611	(16)%	$23,611	$27,674	(15)%

The majority of our research and development expenses to date relate to our Phase 3 PRESENT clinical trial using NeuVax as a HER2 directed cancer immunotherapy under evaluation to prevent breast cancer recurrence after standard of care treatment. The trial costs were more significant during the recruitment and enrollment phase. We established more than 140 sites in 13 counties and screened over 3,300 patients in order to enroll qualifying patients who currently have no available treatment options to maintain their disease-free status after their standard of care. Once the patient was enrolled, they received vaccination and were to be monitored for a minimum of three years for recurrence of breast cancer, development of other cancers, or death. On April 14, 2015 we announced the completion of over-enrollment in the PRESENT trial of 758 patients, which was 7.7% higher than called for under our FDA-approved Special Protocol Assessment.

The decrease in research and development expense of 16% for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the decrease in enrollment efforts surrounding the Phase 3 PRESENT clinical trial, and ultimately the closing of that trial in the third quarter of 2016 as a result of the recommendation from the IDMC that the trial was futile. The decrease was partially offset by additional consulting expenses incurred in connection with the investigation of the PRESENT trial data to attempt to determine the cause of the futility conclusion.

The completion of over-enrollment in April 2015 reduced expenses related to the trial as we entered the monitoring phase and continued toward our interim safety and futility analysis on June 24, 2016, which resulted in the stopping and eventual closing of the Phase 3 PRESENT trial in the third quarter of 2016. The decrease in recruitment and enrollment expenses related to the Phase 3 PRESENT clinical trial were partially offset by recruitment, enrollment, and monitoring expenses in our other ongoing or planned clinical trials.

On January 31, 2017, we announced that we are evaluating strategic alternatives for the Company focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction. While the Company evaluates its strategic alternatives, we anticipate our research and development expenses to be driven by our two ongoing Phase 2 clinical trials of NeuVax in combination with trastuzumab for the prevention of recurrence of breast cancer and our Phase 2 clinical trial of NeuVax in patients with Ductal Carcinoma in Situ. We are evaluating the appropriate time to commence the GALE-401 Phase 3 trial and anticipate making a definitive determination in the second half of 2017.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. General and administrative expense for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	% Change
General and administrative expense	$12,007	$10,609	13%

The year-over-year increase was primarily related to $0.8 million of additional legal expenses related to reaching an agreement in principle for a proposed settlement that would resolve an investigation by the staff of the SEC, $0.4 million increase in non-cash stock-based compensation, and $0.4 million increase in outside services. These increases were partially offset by a $0.3 million decrease in insurance related expenses.

Selling, general and administrative expense for the years ended December 31, 2015 and 2014 was as follows (dollars in thousands):

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

Non-Operating Income (Expense)

Non-operating income (expense) for the year ended December 31, 2016 and 2015 was as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	$ Change
Non-operating income (expense):
Litigation settlement	$(2,750)	$(5,282)	$2,532
Change in fair value of warrants potentially settleable in cash	22,220	1,162	21,058
Interest expense, net	(3,508)	(760)	(2,748)
Change in fair value of the contingent purchase price liability	5,047	509	4,538
Total non-operating income (expense), net	$21,009	$(4,371)	$25,380

The increase to our non-operating income in 2016 was primarily due to a $21.1 million increase in the non-cash gain on our fair value of warrants accounted for as liabilities. The decrease in the estimated fair value of our warrant liabilities was primarily due to the decrease in our common stock price, which declined 93% in 2016. In addition to the decrease in the fair value of warrants, our contingent purchase price consideration related to the approval of NeuVax also decreased by $4.5 million from 2015 to 2016. The interim analysis of the Phase 3 PRESENT clinical trial and subsequent close down of the trial triggered an intangible asset and goodwill impairment analysis of the carrying amount and the fair value was determined to exceed the carrying amount based on the other ongoing and planned trials with NeuVax. The contingent purchase price consideration is fair valued at each reporting period and the lower probability and extended time line for approval were updated to align with the valuation performed of NeuVax and significantly decreased the fair value which are the two largest variables impacting the liability.

The gains recognized from the changes in the fair values of our warrant liability and contingent purchase price liability were partially offset by $2.8 million in litigation settlements and $3.5 million of interest expense. The litigation settlements in 2016 are comprised of $1.8 million of opt-out cases from our class action settlement that was settled in 2015 and $1.0 million related to the proposed settlement framework with the SEC. The increase of $2.7 million of interest expense was driven by the interest on our debenture, including amortization of discounts and debt issuance costs.

Non-operating income (expense) for the year ended December 31, 2015 and 2014 was as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change
Non-operating income (expense):
Litigation settlement	$(5,282)	$—	$(5,282)
Change in fair value of warrants potentially settleable in cash	$1,162	$16,556	$(15,394)
Interest income (expense), net	(760)	(1,110)	350
Change in fair value of the contingent purchase price liability	509	170	339
Total non-operating income (expense), net	$(4,371)	$15,616	$(19,987)

The increase to our non-operating expense in 2015 was primarily due to a $15.4 million decrease in the non-cash gain of the fair value of our warrants accounted for as liabilities. The $1.2 million non-cash gain on the fair value of our warrant liabilities in 2015 was primarily due to a 3% decrease in our common stock price, which is one of the most impactful inputs into the pricing model we use to estimate the fair value of our warrant liabilities. The $16.6 million non-cash gain on the fair value of our warrant liabilities was in 2014 was primarily due to a 70% decrease in our common stock price.

In addition to the change in our warrant liability, on December 4, 2015 we announced the settlement of the In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation. The majority of the $20.0 million settlement payment for settlement of In re Galena Biopharma, Inc. Securities Litigation was covered by the Company's insurance carriers and $3.3 million was paid by the Company through a combination of $2.3 million in cash and $1.0 million in shares of the Company's common stock. In addition, to obtain the agreement of the insurance carriers to fund most of the settlement, we also agreed to pay all outstanding defense attorney fees going forward with respect to this litigation and opt out securities litigation amounting to about $2.0 million.

Income Taxes

For the years ended December 31, 2016 and 2015, we recognized income tax expenses of $0.2 million and $0.4 million, respectively. There was no income tax expense or benefit during the year ended December 31, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Loss from Discontinued Operations

During the quarter ended September 30, 2015, we completed a strategic review of our commercial business and operations, and as a result of that review we sold the assets of our commercial business during the fourth quarter of 2015. Our loss from discontinued operations for the year ended December 31, 2016 was $12.4 million compared with losses from discontinued operations of $24.9 million and $8.3 million for the years ended December 31, 2015 and 2014, respectively.
The following table represents the components attributable to the commercial business in 2016, 2015 and 2014 that are presented in the consolidated statements of comprehensive loss as discontinued operations (in thousands):

	2016	2015	2014
Net revenue	$—	$9,734	$9,319
Additional channel obligations	(2,886)	—	—
Cost of revenue	—	(1,780)	(1,403)
Amortization of certain acquired intangible assets	—	(921)	(440)
Research and development	—	(355)	(680)
Selling, general, and administrative	(9,562)	(17,655)	(15,118)
Impairment charge from classification as held for sale	—	(8,071)	—
Loss on sale of commercial business assets	—	(4,549)	—
Severance and exit costs	—	(1,349)	—
Loss from discontinued operations	$(12,448)	$(24,946)	$(8,322)

The 2016, 2015 and 2014 discontinued operations are comprised of the net revenue, cost of revenue, and expenses attributable to our commercial operations, which we sold in the fourth quarter of 2015.

•Net Revenue included in discontinued operations comprises revenue from the sale of Abstral, which was provided by our commercial operations.
•Additional Channel Obligations included in discontinued operations in the first quarter of 2016 is comprised of larger than anticipated rebates of Abstral sales that we were responsible for through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions. The increase in rebates was partially offset by lower than expect patient assistance program reimbursement. The additional channel obligations for the year ended December 31, 2016 relate to adjusted Medicaid billings from previous quarters since the first quarter of 2014 and additional returns received.
•Cost of revenue included in discontinued operations consists of direct product costs and related overhead, Abstral royalties based on net revenue, inventory obsolescence, and other direct costs.

•Research and development expense included in discontinued operations consists of expenses related to our Abstral RELIEF trial and other product stability costs.
•Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that were required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outside services necessary to support the commercial operations. During 2016 we incurred $9.2 million related to legal expenses from external counsel associated with an internal and government investigation, and from cooperating, and document production for the subpoenas related to the sales and marketing practices of Abstral. These legal proceedings are further disclosed in Part I, Item 3.
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

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $18.1 million as of December 31, 2016, compared with $29.7 million as of December 31, 2015.

The decrease of approximately $11.6 million in cash and cash equivalents from December 31, 2015 to December 31, 2016 was attributable to $44.9 million net cash used in operating activities and $5.6 million principal payments on long-term debt. The decrease was partially offset by $33.5 million net proceeds received from the sale of common stock.

On February 13, 2017, the Company closed an underwritten public offering of 17,000,000 units at a price to the public of $1.00 per unit for gross proceeds of $17.0 million ("February 2017 Offering"). Each unit consists of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $1.10 per share. The net proceeds of the February 2017 Offering were $15.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

In addition to the proceeds from the February 2017 Offering, in January and February 2017 the holder of the Debenture redeemed $3.95 million of outstanding principal that was satisfied by the Company with 3,518,663 shares of our common stock. As a result of the redemptions, the Company was able to transfer $3.95 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund the Company's ongoing operations. The outstanding principal balance on the Debenture as of March 15, 2017 is $13,617,702 and is maintained by the Company as restricted cash.

In addition to the funds raised through underwritten public offerings and the debenture, we maintain a purchase agreement with Lincoln Park Capital LLC (LPC) and At Market Issuance Sales Agreements (ATM) with future availability of $2.0 million and $19.1 million, respectively subject to certain terms and conditions. We may also continue to use the ATM, or other instruments, in order to fund our operations going forward.

On January 31, 2017, the Company announced that it is in the process of evaluating strategic alternatives focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction. While the Company evaluates its strategic alternatives, Galena’s investigator-sponsored immunotherapy trials will remain ongoing. With the confirmation from the FDA that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway in patients with ET who are intolerant or resistant to hydroxyurea, we have developed a clear path forward for GALE-401 in the treatment of ET. Subject to completing the manufacturing of the new formulation and the internal work to prepare the Phase 3 trial for initiation, the Company is evaluating the appropriate time to commence enrollment of the GALE-401 trial and anticipates making a definitive determination in the second half of 2017. The Company has focused on reducing expenditures in order to preserve liquidity while pursuing a strategic alternative.

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

We believe that our existing cash and cash equivalents, funding available under an amended LPC purchase agreement, ATM and other instruments, should be sufficient to fund our operations for at least one year from the date of issuance of the Company's consolidated financial statements. This projection is based on our current limited operations and estimates of legal expenses associated with the ongoing government investigation and legal matters pending against the company, and is subject to changes in our operating plans, resolutions of such government investigation and legal matters, uncertainties inherent in our business, strategic alternatives outcomes, and the need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the year ended December 31, 2016 and 2015 ($ in thousands):

	For the Year Ended December 31,
	2016		2015
Cash flows from continuing operations:
Cash flows used in continuing operating activities	$(33,230)		$(38,802)
Cash flows used in continuing investing activities	(6)		(354)
Cash flows provided by continuing financing activities	34,324		43,845
Total cash flows provided by continuing operations	1,088		4,689

Cash flows from discontinued operations:
Cash flows used in discontinued operating activities	(11,685)		(9,358)
Cash flows provided by (used in) discontinued investing activities	(1,050)	—	10,749
Total cash flows provided by (used in) discontinued operations	(12,735)		1,391

Total cash flows:
Cash flows used in operating activities	(44,915)		(48,160)
Cash flows provided by (used in) investing activities	(1,056)		10,395
Cash flows provided by financing activities	34,324		43,845
Total increase (decrease) in cash and cash equivalents	$(11,647)		$6,080

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $44.9 million for the year ended December 31, 2016, compared with $48.2 million for the year ended December 31, 2015. The decrease of approximately $3.2 million resulted primarily from a decrease in cash used in our continuing operations of $5.6 million associated with reduced research and development spend from the discontinuation of the Phase 3 PRESENT trial. The increase was partially offset by a $2.3 million increase in cash used in discontinued operations primarily driven by legal expenses from external counsel associated with an internal and government investigation, and cooperating and document production for the subpoenas related to the sales and marketing practices of Abstral.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $1.1 million for the year ended December 31, 2016, compared with net cash provided by investing activities of $10.4 million for the year ended December 31, 2015. The sale of our commercial business assets in the fourth quarter of 2015 resulted in the receipt of $11.3 million partially offset by purchases of property and equipment. The sale of the commercial business assets in 2015 resulted in $1.1 million of payments for selling costs paid in the first quarter of 2016 that were incurred from the sale of commercial assets.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $34.3 million for the year ended December 31, 2016, compared with $43.8 million for the year ended December 31, 2015. In 2016, we received proceeds of $33.5 million from the issuance of common stock and $0.3 million from the exercise of common stock options and warrants, and $5.8 million unrestricted net proceeds from our debenture, partially offset by $5.6 million in principal payments on long-term debt. In 2015, we received proceeds of $47.4 million from the issuance of common stock, partially offset by $3.9 million in principal payments on long-term debt.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016 (in thousands):

	Payment Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Long-term debt (1)	$16,397	$—	$—	$16,397
Cancelable license agreements (2)	1,391	700	7,700	9,791
Non-cancelable employment agreements (2)	1,601	—	—	1,601
Non-cancelable operating leases (2)	241	497	236	974
Total	$19,630	$1,197	$7,936	$28,763

(1) Long-term debt payments presented are comprised of principal and interest payments. See Note 5 of the notes to the consolidated financial statements for additional information on our long-term debt.

(2) See Note 6 of the notes to the consolidated financial statements for additional information on the referenced contractual obligations.

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

GALENA BIOPHARMA, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Galena Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Galena Biopharma, Inc. (the Company), as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galena Biopharma, Inc., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Galena Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
March 15, 2017

GALENA BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,083	$29,730
Restricted cash and cash equivalents	18,022	401
Litigation settlement insurance recovery	—	21,700
Prepaid expenses and other current assets	581	1,398
Current assets of discontinued operations	813	392
Total current assets	37,499	53,621
Equipment and furnishings, net	199	335
GALE-401 rights	9,255	9,255
In-process research and development	12,864	12,864
Goodwill	5,898	5,898
Deposits and other assets	96	171
Total assets	$65,811	$82,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840	$1,597
Accrued expenses and other current liabilities	4,292	5,292
Litigation settlement payable	950	25,000
Fair value of warrants potentially settleable in cash	1,860	14,518
Current portion of long-term debt	16,397	4,739
Current liabilities of discontinued operations	6,059	5,925
Total current liabilities	30,398	57,071
Deferred tax liability	5,661	5,418
Contingent purchase price consideration	1,095	6,142
Total liabilities	37,154	68,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 15,224,223 shares issued and 15,190,473 shares outstanding at December 31, 2016; 275,000,000 shares authorized, 8,129,087 shares issued and 8,095,337 shares outstanding at December 31, 2015	15	15
Additional paid-in capital	335,423	296,730
Accumulated deficit	(302,932)	(279,383)
Less treasury shares at cost, 33,750 shares	(3,849)	(3,849)
Total stockholders’ equity	28,657	13,513
Total liabilities and stockholders’ equity	$65,811	$82,144
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$19,860	$23,611	$27,674
General and administrative	12,007	10,609	16,226
Total operating expenses	31,867	34,220	43,900
Operating loss	(31,867)	(34,220)	(43,900)
Non-operating income (expense):
Litigation settlement	(2,750)	(5,282)	—
Change in fair value of warrants potentially settleable in cash	22,220	1,162	16,556
Interest expense, net	(3,508)	(760)	(1,110)
Change in fair value of the contingent purchase price liability	5,047	509	170
Total non-operating income (expense), net	21,009	(4,371)	15,616
Loss from continuing operations before income taxes	(10,858)	(38,591)	(28,284)
Income tax expense	243	365	—
Loss from continuing operations	(11,101)	(38,956)	(28,284)
Loss from discontinued operations	(12,448)	(24,946)	(8,322)
Net loss	$(23,549)	$(63,902)	$(36,606)
Net loss per common share:
Basic and diluted per share, continuing operations	$(1.11)	$(5.02)	$(4.74)
Basic and diluted loss per share, discontinued operations	$(1.25)	$(3.21)	$(1.39)
Basic and diluted net loss per share	$(2.36)	$(8.23)	$(6.13)
Weighted-average common shares outstanding: basic and diluted	9,958,802	7,763,236	5,969,418
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2013	5,505,035	$10	$188,600	$(178,875)	$(3,849)	$5,886
Issuance of common stock	331,650	1	10,704	—	—	10,705
Issuance of common stock under milestone achievement	219,061	—	9,340	—	—	9,340
Issuance of common stock upon exercise of warrants	273,351	1	37,741	—	—	37,742
Issuance of common stock in connection with employee stock purchase plan	5,732	—	263	—	—	263
Stock based compensation for directors and employees	—	—	5,253	—	—	5,253
Stock based compensation for services	—	—	134	—	—	134
Exercise of stock options	172,488	—	4,342	—	—	4,342
Net loss	—	—	—	(36,606)	—	(36,606)
Balance at December 31, 2014	6,507,317	$12	$256,377	$(215,481)	$(3,849)	$37,059
Issuance of common stock	1,607,934	3	47,413	—	—	47,416
Common stock warrants issued in connection with March 2015 common stock offering	—	—	(10,296)	—	—	(10,296)
Issuance of common stock in connection with employee stock purchase plan	11,566	—	309	—	—	309
Stock based compensation for directors and employees	—	—	2,896	—	—	2,896
Exercise of stock options	2,270	—	31	—	—	31
Net loss	—	—	—	(63,902)	—	(63,902)
Balance at December 31, 2015	8,129,087	$15	$296,730	$(279,383)	$(3,849)	$13,513
Issuance of common stock	2,872,803	—	33,534	—	—	33,534
Common stock warrants issued in connection with common stock offerings	—	—	(9,886)	—	—	(9,886)
Issuance of common stock to satisfy principal and interest on long-term debt	3,981,208	—	8,079	—	—	8,079
Common stock warrants issued in connection with debt financing	—	—	1,139	—	—	1,139
Issuance of common stock in connection with settlement of litigation	206,903	—	557	—	—	557
Issuance of common stock upon exercise of warrants	20,403	—	95	—	—	95
Issuance of common stock in connection with employee stock purchase plan	5,477	—	2,650	—	—	2,650
Stock based compensation for directors and employees	—	—	2,264	—	—	2,264
Exercise of stock options	8,342	—	261	—	—	261
Net loss	—	—	—	(23,549)	—	(23,549)
Balance at December 31, 2016	15,224,223	$15	$335,423	$(302,932)	$(3,849)	$28,657
See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2016		2015		2014
Cash flows from operating activities:
Cash flows from continuing operating activities:
Net loss from continuing operations	$(11,101)		$(38,956)		$(28,284)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	142		107		86
Non-cash accretion of debt issuance costs	3,054		248		276
Deferred taxes	243		365		—
Non-cash stock-based compensation	2,264		1,931		4,666
Litigation settlement payable in common stock	2,650	—	1,000		—
Change in fair value of common stock warrants	(22,220)		(1,161)		(16,556)
Change in fair value of contingent consideration	(5,047)		(509)		(170)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	892		(245)		(1,078)
Litigation settlement insurance recovery	21,700		(21,700)		—
Litigation settlement payable	(25,000)		24,000		—
Accounts payable	(757)		(289)		(21)
Accrued expenses and other current liabilities	(50)		(3,593)		4,044
Net cash used in continuing operating activities	(33,230)		(38,802)		(37,037)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(12,448)		(24,946)		(8,322)
Loss on sale of commercial assets	—		4,549		—
Impairment charge from classification of assets held for sale	—		8,071		—
Changes in operating assets and liabilities attributable to discontinued operations	763		2,968		2,490
Net cash used in discontinued operating activities	(11,685)		(9,358)		(5,832)
Net cash used in operating activities	(44,915)		(48,160)		(42,869)
Cash flows from investing activities:
Change in restricted cash	—		(201)		—
Cash paid for acquisition of GALE-401	—		—		(2,415)
Cash paid for purchase of equipment and furnishings	(6)		(153)		(57)
Net cash provided by (used in) continuing investing activities	(6)		(354)		(2,472)
Net proceeds received from sale of commercial assets (selling costs paid)	(1,050)		11,283		—
Cash paid for commercial assets	—		(534)		(3,056)
Net cash provided by (used in) discontinued investing activities	(1,050)	—	10,749	—	(3,056)
Net cash provided by (used in) investing activities	(1,056)		10,395		(5,528)
Cash flows from financing activities:
Net proceeds from issuance of common stock	33,534		47,416		10,704
Net proceeds from exercise of stock options	261		31		4,342
Proceeds from exercise of warrants	233		—		10,717
Proceeds from common stock issued in connection with ESPP	95		309		263
Net proceeds from issuance of long-term debt	23,401		—		—
Minimum cash covenant on long-term debt	(17,621)		—		—
Principal payments on long-term debt	(5,579)		(3,911)		(1,766)
Net cash provided by financing activities	34,324		43,845		24,260
Net increase (decrease) in cash and cash equivalents	(11,647)		6,080		(24,137)
Cash and cash equivalents at the beginning of period	29,730		23,650		47,787
Cash and cash equivalents at end of period	$18,083		$29,730		$23,650

	For the Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$117	$18	$15
Cash paid during the periods for interest	$636	$541	$800
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as cost of equity	$9,886	$10,296	$—
Fair value of warrants issued in connection with long-term debt recorded as debt issuance costs	$1,139	$—	$—
Principal and interest repaid through issuance of common stock	$8,079	$—	$—
Reclassification of warrant liabilities upon exercise	$324	$—	$27,026
Issuance of common stock in settlement of GALE-401 milestone	$—	$—	$6,840
Fair value of shares issued to acquire Zuplenz rights	$—	$—	$2,500
Future obligations for Zuplenz rights included in accrued expenses	$—	$—	$2,716

See accompanying notes to consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Overview
Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company developing hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, and our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms. GALE- 401 has completed a Phase 2 clinical trial and the asset is ready to advance into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer. GALE-301 and GALE-302 have completed early stage trials in ovarian, endometrial and breast cancers.

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

Management's Plans - We had cash and cash equivalents of approximately $18.1 million as of December 31, 2016, compared with $29.7 million as of December 31, 2015. We expect to continue to incur operating losses as we continue to advance our product candidates through the drug development and the regulatory process. In the absence of revenue, our potential sources of operational funding are proceeds from the sale of equity, funded research and development payments, debt financing arrangements, and payments received under partnership and collaborative agreements.

On February 13, 2017, the Company closed an underwritten public offering of 17,000,000 units at a price to the public of $1.00 per unit for gross proceeds of $17.0 million ("February 2017 Offering"). Each unit consists of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $1.10 per share. The net proceeds of the February 2017 Offering were $15.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

In addition to the proceeds from the February 2017 Offering, in January and February 2017 the holder of the Debenture redeemed $3.95 million of outstanding principal that was satisfied by the Company with 3,518,663 shares of our common stock. As a result of the redemptions, the Company was able to transfer $3.95 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund the Company's ongoing operations. The outstanding principal balance on the Debenture as of March 15, 2017 is $13,617,702 and is maintained by the Company as restricted cash.

In addition to the funds raised through underwritten public offerings and the debenture, we maintain a purchase agreement with Lincoln Park Capital LLC (LPC) and At Market Issuance Sales Agreements (ATM) with future availability of $2.0 million and $19.1 million, respectively subject to certain terms and conditions. We may also continue to use the ATM, or other instruments, in order to fund our operations going forward.

On January 31, 2017, the Company announced that it is in the process of evaluating strategic alternatives focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction. While the Company evaluates its strategic alternatives, Galena’s investigator-sponsored immunotherapy trials will remain ongoing. With the confirmation from the FDA that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway in patients with ET who are intolerant or resistant to hydroxyurea, we have developed a clear path forward for GALE-401 in the treatment of ET. Subject to completing the manufacturing of the new formulation and the internal work to prepare the Phase 3 trial for initiation, the Company is evaluating the appropriate time to commence enrollment of the GALE-401 trial and anticipates making a definitive determination in the second half of 2017. The Company has focused on reducing expenditures in order to preserve liquidity while pursuing a strategic alternative.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We believe that our existing cash and cash equivalents, funding available under an amended LPC purchase agreement, ATM and other instruments, should be sufficient to fund our operations for at least one year from the date of issuance of the Company's consolidated financial statements. This projection is based on our current limited operations and estimates of legal expenses associated with the ongoing government investigation and legal matters pending against the company, and is subject to changes in our operating plans, resolutions of such government investigation and legal matters, uncertainties inherent in our business, strategic alternatives outcomes, and the need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Reverse Stock-Split - On November 11, 2016 the Company effected a 1:20 reverse stock split of the Company's outstanding shares of common stock, outstanding stock options to purchase shares of our common stock and warrants to purchase shares of common stock. In addition, the number of shares of common stock and number of shares of common stock subject to stock options or similar rights authorized under the Company’s equity incentive plan and employee stock purchase plan were proportionately adjusted for the reverse stock-split. Further, the per share exercise price under such plans were proportionately adjusted for the reverse stock-split. These consolidated financial statements give retroactive effect to such reverse stock-split and all share and per share amounts have been adjusted accordingly.

Discontinued Operations - As described in Note 15, during the quarter ended September 30, 2015 the Company met the relevant criteria for reporting the commercial operations as held for sale and in discontinued operations, pursuant to FASB Topic 205-20, Presentation of Financial Statements - Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. The Company generally considers assets to be held for sale when (i) the transaction has been approved by the board of directors or management vested with authority to approve the transaction, (ii) the assets are available for immediate sale in their present condition, (iii) the company has initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the transaction is probable, (v) the assets are being actively marketed for sale at a price that is reasonable in relation to the current fair value, and (vi) the transaction is expected to qualify for recognition as a completed sale, within one year. Following the classification of property and equipment for sale, the Company discontinues depreciating the asset and writes down the asset to the lower of the carrying value or fair market value, if needed. During the quarter ended December 31, 2015, the Company completed the sale of the commercial products and the related assets.

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

Restricted Cash — Restricted cash consists of the minimum cash covenant as required by the debenture certificates of deposit on hand with the Company’s financial institutions as collateral for its corporate credit cards.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The company performed its review for impairment using the qualitative assessment for both goodwill and indefinite-lived intangible assets, and has determined that there has been no impairment to these assets as of December 31, 2016.

Contingent Purchase Price Consideration — Contingent consideration is recorded at the estimated fair value as of the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of comprehensive loss.

Acquisitions and In-Licensing — For all in-licensed products and technologies, we perform an analysis to determine whether we hold a variable interest or a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of December 31, 2016, we determined there were no variable interest entities required to be consolidated.

We also perform an analysis to determine if the assets and liabilities acquired in an acquisition qualify as a "business." The excess of the purchase price over the fair value of the net assets acquired can only be recognized as goodwill in a business combination.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For stock options and warrants granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non- Employees.” Non-employee option and warrant grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to vesting, the value of these options and warrants, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options and warrants granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the years ended December 31, 2016 and 2015, we recognized income tax of $243,000 and $365,000, respectively. There was no income tax expense or benefit for the year ended December 31, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances in several accounts with two banks, which at times are in excess of federally insured limits. As of December 31, 2016, the company’s cash equivalents were invested in money market mutual funds. The Company’s investment policy does not allow investment in any debt securities rated less than “investment grade” by national ratings services. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of December 31, 2016, we had approximately $17,583,000 in interest-bearing accounts above federally insured limits.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company has adopted this ASU.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 must be applied retrospectively. The Company adopted this ASU on January 1, 2016. There was no impact to the Company’s consolidated financial statements upon adoption.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes or ASU 2015-17. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance will become effective for us beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. Early adoption is permitted. At the time of adoption, we will reclassify current deferred tax amounts on our Consolidated Balance Sheets as noncurrent. The Company adopted this ASU on January 1, 2017. There was no impact to the Company’s consolidated financial statements upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation. ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted this ASU on January 1, 2017. There was no impact to the Company’s consolidated financial statements upon adoption..

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force." The objective of ASU No. 2016-15 is to provide specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are still evaluating the effect of this update.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In November 2016, the FASB issued ASU No. 2016-18, Restricted cash, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. We are evaluating the effect of this update.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,192	$16,192	$—	$—
Restricted cash equivalents	17,622	17,622	—	—
Total assets measured and recorded at fair value	$33,814	$33,814	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,860	$—	$1,860	$—
Contingent purchase price consideration	1,095	—	—	1,095
Total liabilities measured and recorded at fair value	$2,955	$—	$1,860	$1,095

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,171	$29,171	$—	$—
Total assets measured and recorded at fair value	$29,171	$29,171	$—	$—
Liabilities:
Warrants potentially settleable in cash	$14,518	$—	$14,518	$—
Contingent purchase price consideration	6,142	—	—	6,142
Total liabilities measured and recorded at fair value	$20,660	$—	$14,518	$6,142

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2016 or 2015. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2016 and 2015 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2015	$6,651
Change in the estimated fair value of the contingent purchase price consideration	(509)
Balance, December 31, 2015	6,142
Change in the estimated fair value of the contingent purchase price consideration	(5,047)
Balance at December 31, 2016	$1,095

The fair value of the contingent purchase price consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The significant unobservable assumptions include the probability of achieving each milestone, the date we expect to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The decrease in the estimated fair value of the contingent purchase price consideration during 2016 reflects a lowering of the probability and lengthening of the timeline for the potential approval of NeuVax, as these assumptions are now based principally on our Phase 2 combination trial with trastuzumab whereas previously, the valuation was based on our Phase 3 PRESENT trial, which was deemed futile by the Independent Data Monitoring Committee ("IDMC") in June 2016 and subsequently closed.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Clinical development expense	$3,088	$3,294
Professional fees	229	435
Compensation and related benefits	975	1,535
Interest expense	—	28
Accrued expenses and other current liabilities	$4,292	$5,292

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. Long-term Debt

On May 8, 2013, we entered into a loan and security agreement with Oxford Finance LLC, as collateral agent, and related lenders under which we borrowed the first tranche of $10 million ("Loan"). The Loan payment terms include 12 months of interest-only payments at the fixed coupon rate of 8.45%, followed by 30 months of amortization of principal and interest until maturity in November 2016. In connection with the Loan, we paid the lender a 1% cash facility fee and a 5.5% cash final payment and granted to the lender seven-year warrants to purchase up to 9,109 shares of our common stock at an exercise price of $49.4. On May 10, 2016, the Company prepaid the outstanding principal amount and cash final payment.

On May 10, 2016, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), with certain purchasers pursuant to which the Company sold, at a 6.375% original issue discount, a total of $25,530,000 Senior Secured Debenture (“Debenture”) and warrants to purchase up to 50,000 shares of the Company's common stock. Net proceeds to the Company from sale of the Debenture, after payment of commissions and legal fees, were approximately $23.4 million The Debenture matures November 10, 2018, accrues interest at 9% per year, and does not contain any conversion features into shares of our common stock. On August 22, 2016, the Company, the purchasers and certain other parties entered into an amendment agreement, which provides for the amendment and restatement of the Debenture, an amendment to the terms of the Series A Common Stock Purchase Warrant issued by the Company to the purchasers pursuant to the terms of the Purchase Agreement, and certain other terms and conditions, as summarized below.

On December 14, 2016, the Company and the holder entered into a waiver (the “Waiver”) that amended the Securities Purchase Agreement dated May 10, 2016 between the Company and the holder, as amended on August 22, 2016 (the “SPA”). The Waiver provides that solely with respect to the calendar months of December 2016, January 2017, February 2017 and March 2017 (collectively, the “Specified Months”), the holder waives, subject to certain delineated exceptions, the requirement of paragraph (i) of the definition of “Equity Conditions” set forth in Section 1 of the Debenture, thereby continuing to allow the Company to deliver shares of its Common Stock in respect to a portion of its amortization obligation under the Debenture. Furthermore, the waiver sets out a Monthly Allowance for each Specified Month equal to $1,500,000 and required the Company to withdraw all cash and/or cash equivalents in excess of eighteen million five hundred thousand dollars ($18,500,000) from certain accounts and deposit such funds into an account in a form acceptable to the holder, such that the Company requires the prior written consent of the holder for certain withdrawals. The Waiver also grants the holder special redemption rights depending upon the price of our common stock, including the right to redeem the debenture.

The Debenture carries an interest only period of six months, following which interest is due monthly and payable in cash or stock at the election of the Company. Interest deferred during the interest only period is added to and considered principal. Following the interest only period, the Company has the right under the Debenture, commencing November 10, 2016, to pay the monthly redemption amount of the outstanding balance in cash, shares of the Company's common stock or a combination thereof, if certain conditions are met. The maximum monthly redemption amount was increased from $1,100,000 to $1,500,000 under the amended Debenture; provided, that if the trading price of the Company’s common stock is at least $8.00 per share (as adjusted for stock splits, combinations or similar events) during such calendar month, then such maximum monthly redemption amount may be increased to $2,200,000 at the holder's election and if the Company has already elected to satisfy such monthly redemptions in shares of common stock. In addition, notwithstanding the foregoing limitations on the monthly redemption amount, the holder may elect up to three times in any 12-month period to increase the maximum monthly redemption to $2,500,000.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The holder received 50,000 warrants upon the closing on the sale of the Debenture at an exercise price of $30.20, maturing 5 years from issuance, and in accordance with the terms of the amendment agreement, the exercise price of the warrant was reduced to $8.60 per share. Additionally, the holder received 50,000 warrants upon the Company's public company announcement of the interim analysis on June 29, 2016 at an exercise price of $8.60.

The amendment agreement provides that, following November 10, 2016, the holder may elect to convert any portion of the outstanding balance into shares of common stock at a fixed price of $12.00 per share (as adjusted for stock splits, combinations or similar events).

The Company’s obligations under the Debenture can be accelerated in the event the Company undergoes a change in control and other customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay all amounts of principal and interest then outstanding under the Debenture in cash. The Company’s obligations under the Debenture are secured under a security agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. Under the subsidiary guarantee agreement, each subsidiary guarantees the performance of the Company of the Purchase Agreement, Debenture and related agreements. The Company must also maintain as a compensating cash balance, the lesser of a minimum of $18.5 million in cash or the outstanding principal and accrued and unpaid interest, which such amount is included in restricted cash as of December 31, 2016. The holder of the Debenture has the right, at any time and from time to time, to require the Company to prepay the lesser of $18.5 million plus accrued and unpaid interest or the outstanding principal and accrued and unpaid interest.

As of December 31, 2016 the outstanding principal balance of the Debenture was $17,621,702. The current portion of long-term debt of $16,397,030 is net of unamortized discounts and debt issuance costs of $1,224,672. In January and February 2017, the holder of the Debenture redeemed $3,950,000 of principal, which the Company satisfied with 3,541,077 shares of our common stock. The outstanding principal balance as of March 15, 2017 is $13,671,702.

Armentum Partners, LLC (“Placement Agent”) acted as the placement agent in the offering of the Debenture and the Company paid the Placement Agent a fee equal to 2% of the funds received from the sale of the Debenture. The Company paid half of the placement fee upon funding and paid the other half during the third quarter of 2016.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Legal Proceedings, Commitments and Contingencies

Legal Proceedings

On June 24, 2016, the U.S. District Court for the District of Oregon entered a final order and judgment in In re Galena Biopharma, Inc. Derivative Litigation, granting final approval to the settlement awarding attorney’s fees of $4.5 million plus costs, which was paid by our insurance carriers. The settlement included a payment of $15 million in cash by our insurance carriers, which we used to fund a portion of the class action settlement, and cancellation of 60,000 outstanding director stock options. The settlement also required that we adopt and implement certain corporate governance measures. The settlement did not include any admission of wrongdoing or liability on the part of us or the individual defendants and included a full release of us and the current and former officers and directors in connection with the allegations made in the consolidated federal derivative actions and state court derivative actions.

On June 24, 2016, the U.S. District Court for the District of Oregon entered a final order and partial judgment in In re Galena Biopharma, Inc. Securities Litigation, granting final approval of the settlement awarding attorney’s fees of $4.5 million plus costs, which was paid out of the settlement funds. The settlement agreement provided for a payment of $20 million to the class and the dismissal of all claims against us and the other defendants in connection with the consolidated federal securities class actions. Of the $20 million settlement payment to the class, $16.7 million was paid by our insurance carriers and $3.3 million was paid by us through a combination of $2.3 million in cash and $1 million in shares of our common stock (24,002 shares) issued by us on July 6, 2016. In addition to the $3.3 million settlement payment, the company paid $2.0 million in December 2015 in attorney fees outstanding as a condition of the settlement.

In July 2016, we resolved claims brought by shareholders that relate to the securities litigation mentioned above in one case for $150,000 plus $150,000 in shares (14,563 shares) of our common stock, and in another case for $1.5 million in shares of our common stock (168,337 shares). The shares issued in connection with such settlements are included in the secondary offering filed on July 25, 2016. The settlements did not include any admission of wrongdoing or liability on the part of us or any of the current or former directors and officers and included a full release of us and the current and former directors and officers in connection with the allegations made. We are not aware of any other claims made by shareholders who have opted out of the securities litigation.

On October 13, 2016, we filed a complaint in the Circuit Court for the County of Multnomah for the State of Oregon against Aon Risk Insurance Services West, Inc. where we are seeking attorney's fees, costs and expenses incurred by us related to our coverage dispute with a certain insurer and for amounts we were required to contribute to the settlements of In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer's failure to pay its full policy limits of liability and other relief. We are currently engaged in written discovery.

On February 13, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v Galena Biopharma, Inc., et al. Within the time allowed under the federal rules and statutes, the Company and the other defendants, former and current officers, will respond to the complaints through an appropriate pleading or motion.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A federal investigation of two of the high-prescribing physicians for Abstral (former commercial product) has resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. The criminal trial began in January 2017 and is ongoing. We received a trial subpoena for documents in connection with that investigation and we have been in contact with the U.S. Attorney’s Office for the Southern District of Alabama (SDAL), which is handling the criminal trial, and are cooperating in the production of documents. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between the Company and the defendant physicians’ pharmacy as well as their ownership of our stock. The criminal trial, which began on January 4, 2017, concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts; sentencing is scheduled for May 2017. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. Though certain former employees received trial subpoenas to appear at the trial and provide oral testimony, only one former employee testified at the trial. We agreed to reimburse those former employees’ attorney’s fees. To our knowledge, we were not a target or subject of that investigation.

There are also federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies are investigating our Abstral promotion practices. On December 16, 2015, we received a subpoena issued by the U.S. Attorney’s Office for the District of New Jersey requesting the production of a broad range of documents pertaining to our marketing and promotional practices for Abstral, the commercial product we sold in the fourth quarter of 2015. We have been in contact with the U.S. Attorney’s Office for the District of New Jersey and the Department of Justice, and we have come to understand that the investigation being undertaken is a criminal investigation in addition to a civil investigation that could ultimately involve the Company as well as one or more former employees. Pursuant to the Company’s charter, we are currently reimbursing certain former employees’ attorney’s fees with respect to the investigation. We are cooperating with the civil and criminal investigation, and through our outside counsel we have begun preliminary discussions with the government aimed at the ultimate resolution of the investigation regarding the Company.

On December 22, 2016, the Company and its former CEO reached an agreement in principle to a proposed settlement that would resolve an investigation by the staff of the Securities and Exchange Commission (SEC) involving conduct in the period 2012-2014 regarding the commissioning of internet publications by outside promotional firms. Under the terms of the proposed settlement framework, the Company and the former CEO would consent to the entry of an administrative order requiring that we and the former CEO cease and desist from any future violations of Sections 5(a), 5(b), 5(c), 17(a), and 17(b) of the Securities Act of 1933, as amended, and Section 10(b), 13(a), and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended, and various rules thereunder, without admitting or denying the findings in the order. Based upon the proposed settlement framework, the Company will make a $200,000 penalty payment. In addition to other remedies, the proposed settlement framework would require the former CEO to make a disgorgement and prejudgment interest payment as well as a penalty payment to the Commission. To address the issues raised by the SEC staff’s investigation, in addition to previous governance enhancements we have implemented, we have voluntarily undertaken to implement a number of remedial actions relating to securities offerings and our interactions with investor relations and public relations firms. The proposed settlement is subject to approval by the Commission and would acknowledge our cooperation in the investigation and confirm our voluntary undertaking to continue that cooperation. If the Commission does not approve the settlement, we may need to enter into further discussions with the SEC staff to resolve the investigated matters on different terms and conditions. As a result, there can be no assurance as to the final terms of any resolution including its financial impact or any future adjustment to the financial statements. In response to an indemnification claim by the former CEO, a special committee of our Board of Directors has determined that we are required under Delaware law to indemnify our former CEO for the disgorgement and prejudgment interest payment of approximately $750,000 that he would be required to pay if and when the settlement is approved by the Commission. Any penalty payment that the former CEO will be required to make in connection with this matter ($600,000 under the proposed settlement framework) will be the responsibility of the former CEO.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The litigation settlements are summarized as follows (in thousands):

Amount
Class action settlement in 2015	$20,000
Derivative settlement in 2015	5,000
Shareholders securities litigation settlements in 2016	1,800
SEC settlement in 2016	950
Total settlements	$27,750

Payable by the Company in cash as of December 31, 2016	$950
Paid by the insurance carriers in 2016	21,700
Paid by the Company in cash in 2016	2,450
Paid by the Company in common stock in 2016	2,650
Total settlements	$27,750

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

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. The Company’s contractual obligations that may require future cash payments as of December 31, 2016 are as follows (in thousands):

	Operating Leases(1)	Non-Cancelable Employment Agreements(2)	Subtotal	Cancelable License Agreements(3)	Total
2017	$241	$1,601	$1,842	$1,391	$3,233
2018	246	—	246	350	596
2019	251	—	251	350	601
2020	236	—	236	7,350	7,586
2021 and thereafter	—	—	—	8,815	8,815
Total	$974	$1,601	$2,575	$18,256	$20,831

(1)
Operating leases are primarily facility and equipment related obligations with third party vendors. Operating lease expenses during the years ended December 31, 2016, 2015, and 2014 were approximately $291,000, $116,000 and $72,000, respectively.

(2)
Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Compensation Committee, as well as for minimum bonuses that are payable.

(3)
License agreements generally relate to the company’s obligations with The Board of Regents, University of Texas M.D. Anderson Cancer Center and the Henry M. Jackson Foundation for our oncology therapies and the obligations with Biovascular Inc. and Mills Pharma for our GALE-401 asset. The company continually assesses the progress of its licensed technology and the progress of its research and development efforts as it relates to its licensed technology and may terminate with notice to the licensor at any time. In the event these licenses are terminated, no amounts will be due.

The Company applies the disclosure provisions FASB ASC Topic 460 (“ASC 460”), “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications give rise only to the disclosure provisions of ASC 460. In 2016, the Company has incurred $750,000 as a result of these obligations as a result of its obligation to its former CEO as noted above. Accordingly, the Company has accrued this liability in its financial statements related to these indemnifications.

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

Issuances of common stock are as follows:

November 2014 Purchase Agreement with Lincoln Park Capital, LLC - On November 18, 2014, the Company entered into a purchase agreement with Lincoln Park Capital, LLC (LPC), pursuant to which the Company has the right to sell to LPC up to $50 million in shares of the Company's common stock, subject to certain limitations and conditions over the 36 month term of the purchase agreement. Pursuant to the purchase agreement, LPC initially purchased 125,000 shares of the Company's common stock at $40.00 per share and the Company issued 31,561 shares of common stock to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this initial issuance, the Company received initial net proceeds of $4.9 million, after deducting commissions and other offering expenses. In addition to the LPC’s initial purchase of our common stock under the purchase agreement, during 2014, we received net proceeds of $8.5 million from LPC’s subsequent purchases of a total of 230,000 shares of our common stock, excluding the commitment fee shares. During the years ended December 31, 2016 and 2015 we received $0.8 million and $4.4 million by issuing 150,000 and 135,000 shares of our common stock, respectively. On February 6, 2017, Purchase Agreement was amended to the total value of common stock that the Company may sell to LPC from $55,000,000 to $15,600,000.

At-The-Market Issuance Sales Agreements - On May 24, 2013 the Company entered into At-The-Market Issuance Sales Agreements (ATM) with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. The ATM is available to the Company until it is terminated by the Agents, or the Company. During the years ended December 31, 2016 and 2015 we received $0.9 million and $2.3 million by issuing 334,000 and 72,000 shares of our common stock. During the year ended December 31, 2014, we received $2.3 million in net proceeds from the sale of 70,000 shares of our common stock through the ATM. On December 4, 2015 we replenished the ATM limit up to $20 million in gross proceeds available for future sales of our common stock.

March 2015 Underwritten Public Offering - On March 18, 2015 the Company closed an underwritten public offering of 1,217,948 units at a price to the public of $31.20 per unit for gross proceeds of $38 million (the "March 2015 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.50 of a share of common stock at an exercise price of $41.60 per share. The March 2015 Offering included an over-allotment option for the underwriters to purchase an additional 182,692 shares of common stock and/or warrants to purchase up to 91,346 shares of common stock. On March 18, 2015, the underwriters exercised their over-allotment option to purchase warrants to purchase an aggregate of 91,346 shares of common stock. On April 10, 2015, the underwriters exercised their over-allotment option to purchase 182,692 shares of common stock for additional net proceeds of $5.4 million. The total net proceeds of the March 2015 Offering, including the exercise of the over-allotment option to purchase the warrants, were $40.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

January 2016 Underwritten Public Offering - On January 12, 2016 the Company closed an underwritten public offering of 988,636 units at a price to the public of $22.00 per unit for gross proceeds of $21.8 million ("January 2016 Offering"). Each unit consists of one share of common stock, and a warrant to purchase 0.60 of a share of common stock at an exercise price of $28.40 per share. The January 2016 Offering included an over-allotment option for the underwriters to purchase an additional 148,295 shares of common stock and/or warrants to purchase up to 88,977 shares of common stock. On January 12, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase an aggregate of 88,977 shares of common stock. The underwriters did not exercise their over-allotment option to purchase 148,295 shares of our common stock. The total net proceeds of the January 2016 Offering, including the exercise of the over-allotment option to purchase the warrants, were $20.2 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

July 2016 Registered Direct Offering - On July 13, 2016, we closed the sale to certain institutional investors of 1,400,000 shares of common stock at a purchase price per share of $9.00 in a registered direct offering, and warrants to purchase up to 700,000 shares of common stock with an exercise price of $13.00 per share in a concurrent private placement. The warrants are initially exercisable six months and one day following issuance and have a term of five years from the date of issuance. The net proceeds to Galena after deducting placement agent fees and estimated offering expenses were approximately $11.7 million.

February 2017 Underwritten Public Offering - On February 13, 2017, the Company closed an underwritten public offering of 17,000,000 shares of common stock and warrants to purchase 17,000,000 shares of common stock priced at $1.00 per share and accompanying warrant ("February 2017 Offering"). The warrants are immediately exercisable with a strike price of $1.10 and will expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants will be issued separately and will be separately transferable immediately upon issuance. The net proceeds of the February 2017 Offering were $15.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Warrants

The following is a summary of warrant activity for the years ended December 31, 2016 and 2015 (in thousands):

Warrant Issuance	Outstanding, December 31, 2015	Granted	Exercised	Expired	Outstanding, December 31, 2016	Expiration
July 2016	—	700	—	—	700	January 2022
January 2016	—	682	—	—	682	January 2021
March 2015	700	—	—	—	700	March 2020
September 2013	199	—	—	—	199	September 2018
December 2012	152	—	—	—	152	December 2017
April 2011	31	—	(18)	—	13	April 2017
March 2011	9	—	(1)	(8)	—	March 2016
March 2010	1	—	—	(1)	—	March 2016
Other	24	100	—	—	124	November 2021
	1,116	1,482	(19)	(9)	2,570

Warrant Issuance	Outstanding, January 1, 2015	Granted	Exercised	Expired	Outstanding, December 31, 2015	Expiration
March 2015	—	700	—	—	700	March 2020
September 2013	199	—	—	—	199	September 2018
December 2012	152	—	—	—	152	December 2017
April 2011	31	—	—	—	31	April 2017
March 2011	9	—	—	—	9	March 2016
March 2010	1	—	—	—	1	March 2016
Other	36	—	—	(12)	24	November 2021
	428	700	—	(12)	1,116

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in July 2016, January 2016, March 2015, September 2013, December 2012, April 2011, March 2011, March 2010 and August 2009. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as other income (expense). The fair value of the warrants is estimated using an appropriate pricing model with the following inputs:

As of December 31, 2016

Warrant Issuance	Outstanding	Strike price	Expected term	Volatility %	Risk-free rate %
July 2016	700	$13.00	4.54	117.82%	1.82%
January 2016	682	$28.40	4.03	120.38%	1.71%
March 2015	700	$41.60	3.22	131.46%	1.52%
September 2013	199	$50.00	1.72	164.01%	1.10%
December 2012	152	$31.60	0.98	204.55%	0.84%
April 2011	13	$13.00	0.31	103.79%	0.53%

As of December 31, 2015
Warrant Issuance	Outstanding	Strike price	Expected term	Volatility %	Risk-free rate %
March 2015	700	$41.60	4.22	75.85%	1.58%
September 2013	199	$50.00	2.72	74.70%	1.24%
December 2012	152	$31.60	1.98	76.37%	1.05%
April 2011	31	$13.00	1.31	65.60%	0.77%
March 2011	9	$13.00	0.18	47.98%	—%
March 2010	1	$40.04	0.24	71.41%	—%

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The changes in fair value of the warrant liability for the years ended December 31, 2016 and 2015 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2015	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, December 31, 2016
July 2016	$—	$4,296	$—	$(3,543)	$753
January 2016	—	5,590	—	(5,061)	529
March 2015	10,337	—	—	(9,905)	432
September 2013	1,933	—	—	(1,852)	81
December 2012	1,565	—	—	(1,500)	65
April 2011	537	—	(278)	(259)	—
March 2011	144	—	(46)	(98)	—
March 2010	2	—	—	(2)	—
	$14,518	$9,886	$(324)	$(22,220)	$1,860

Warrant Issuance	Warrant liability, January 1, 2015	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, December 31, 2015
March 2015	—	10,296	—	41	10,337
September 2013	2,560	—	—	(627)	1,933
December 2012	2,027	—	—	(462)	1,565
April 2011	625	—	—	(88)	537
March 2011	144	—	—	—	144
March 2010	2	—	—	—	2
	5,358	10,296	—	(1,136)	14,518

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of our Loan financing, we granted Oxford Financial LLC warrants to purchase 9,109 shares of common stock at an exercise price of $49.40 per share, which equaled the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using the Black Scholes model. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $38.60 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

In 2016, we issued 100,000 to the holder of the Debenture. The holder received 50,000 warrants upon the closing on the sale of the Debenture at an exercise price of $30.20, maturing 5 years from issuance, and in accordance with the terms of the amendment agreement, the exercise price of the warrant was reduced to $8.60 per share. The fair value assumptions for the grant included a volatility of 77.13%, expected term of 5.5 years, risk free rate of 1.26%, and a dividend rate of 0.00%. Additionally, the holder received 50,000 warrants upon the Company's public company announcement of the interim analysis on June 29, 2016 at an exercise price of $8.60. The fair value assumptions for the grant included a volatility of 106.63%, expected term of 5.5 years, risk free rate of 1.35%, and a dividend rate of 0.00%. In addition to the warrants issued to the holder of the debenture we have 15,000 outstanding warrants issued to service providers with a weighted average exercise price of $79.40 as of December 31, 2016 and 2015. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

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

The following table summarizes the components of stock-based compensation expense in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Research and development	$298	$350	$484
General and administrative	1,966	1,591	4,903
Total stock-based compensation	$2,264	$1,941	$5,387

The Company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	2016	2015	2014
Risk free interest rate	1.47%	1.67%	2.01%
Volatility	102.62%	73.97%	79.37%
Expected lives (years)	5.93	6.16	6.16
Expected dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2016 and 2015 was $6.09 and $21.40 per share, respectively.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2016, there was $2,295,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.30 years.

As of December 31, 2016, an aggregate of 1,325,000 shares of common stock were reserved for issuance under the Company’s 2016 Incentive Plan, including 561,000 shares subject to outstanding common stock options granted under the plan and 501,000 shares available for future grants. On July 14, 2016, shareholders approved the 2016 Incentive Plan. The 2016 Incentive Plan replaced the 2007 Incentive Plan that expired on February 23, 2017. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years. The options generally will expire, unless previously exercised, no later than ten years from the grant date.

The following table summarizes option activity of the company:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2015	663	$51.60
Granted	146	9.40
Exercised	(8)	31.44
Cancelled	(240)	50.28
Outstanding at December 31, 2016	561	$41.50
Options exercisable at December 31, 2016	329	$56.06

The weighted average remaining contractual life of options outstanding as of December 31, 2016, 2015, and 2014 was 7.02, 7.63, and 7.35 years, respectively. The weighted average remaining contractual life of options exercisable as of December 31, 2016, 2015, and 2014 was 5.52, 6.20, and 6.51 years, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2016, 2015, and 2014 was $0, $539,000, and $610,000, respectively. The aggregate intrinsic value of exercisable options as of December 31, 2016, 2015, and 2014 was $0, $518,000, and $509,000, respectively. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company's common stock and the exercise price of the underlying options.

The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $56,000, $37,000, and $13,429,000 respectively.

Employee Stock Purchase Plan — The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 85% of the market value per share on either the first or last day of the semi-annual period, whichever is lower. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (a) 12,500 shares increased on each anniversary of the adoption of the Plan by 1% of the total shares of stock then outstanding and (b) 50,000 shares. As of December 31, 2016, an aggregate of 20,930 shares of common stock were authorized and available for future issuance under the ESPP. The Company has issued 29,070 shares under the ESPP through December 31, 2016.
Restricted Stock Units — In addition to options to purchase shares of common stock, the Company may grant restricted stock units (“RSU”) as part of its compensation package. If granted, each RSU would be granted at the fair market value of the Company's common stock on the date of grant. Vesting is determined on a grant-by-grant basis. There were no RSUs outstanding as of December 21, 2016 and 2015.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2016	2015
Warrants to purchase common stock	2,570	1,115
Options to purchase common stock	561	663
Total	3,131	1,778

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Income Taxes
The components of federal and state income tax expense are as follows (in thousands):

	As of December 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred expense
Federal	210	332	—
State	33	33	—
Total deferred	243	365	—
Total income tax expense	$243	$365	$—
The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2016	2015
Net operating loss carryforwards	$97,168	$75,221
Tax credit carryforwards	4,083	3,866
Stock based compensation	5,757	5,050
Other	58	1,430
Licensing deduction deferral	10,263	9,910
Gross deferred tax assets	117,329	95,477
Valuation allowance	(117,329)	(95,477)
Net deferred tax asset	$—	$—
The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
In-process research and development not subject to future amortization for tax purposes	$5,661	$5,418
Gross deferred tax liability	$5,661	$5,418

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows (in thousands):

	As of December 31,
	2016	2015	2014
Expected federal income tax benefit	$(7,977)	$(21,603)	$(12,447)
State income taxes after credits	(1,575)	(2,375)	(1,283)
Unrealized gain on marketable securities	—	—	—
Changes in warrant value	(8,728)	(456)	(6,503)
Stock compensation	(1,782)	508	3,996
Effect of change in valuation allowance	21,852	24,029	17,275
Income tax credits	(217)	(276)	(42)
Other	(1,330)	538	(996)
	$243	$365	$—
The Company has incurred net operating losses from inception. At December 31, 2016, the Company had domestic federal and state net operating loss carryforwards of approximately $251.5 million and $200.0 million, respectively, available to reduce future taxable income, which expire at various dates beginning in 2016 through 2036. The Company also had federal and state research and development tax credit carryforwards of approximately $2.6 million and $2.5 million, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2023 through 2035. The income tax expense for the year ended December 31, 2016 relates to indefinite lived deferred tax liabilities.
At December 31, 2016, approximately $1.4 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercises of stock options. If utilized, this portion of the Company's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets.
Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable.
Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred income tax valuation allowance has been recorded against these assets. The valuation allowance increased by $21.8 million and $24.2 million for the years ended December 31, 2015 and 2014, respectively.
The Company files income tax returns in the U.S. federal, Massachusetts, Colorado, California, Connecticut, Georgia, Oregon, and Texas jurisdictions. The Company is subject to tax examinations for the 2012 tax year and beyond. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

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

In conjunction with the acquisition of NeuVax, the Company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering the nelipepimut-S peptide and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, we are required to pay an annual maintenance fee of $200,000, clinical milestone payments including $200,000 upon commencement of the Phase 3 PRESENT trial of NeuVax and royalty payments based on sales of NeuVax or other therapeutic products developed from the licensed technologies.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The total potential consideration payable to the Company under the Purchase Agreement is $29.75 million, comprised of a $3.75 million upfront payment upon the closing and up to an aggregate of $26 million, consisting of four one-time payments based on Midatech's achievement of "net sales" of Zuplenz in amounts ranging from $12 million to $70 million.

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

13. Related Party Transactions
From 2011 to 2016, the Company retained TroyGould PC as outside corporate counsel. Sanford J. Hillsberg, the Chairman of Galena, is a senior lawyer with TroyGould PC. The Company incurred $209,000, $577,000, and $533,000 for services provided by TroyGould PC during the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2015, Galena owed $20,000 to TroyGould PC. There was no payable to TroyGould PC as of December 31, 2016.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by the Company’s Board of Directors. The Company may also make additional discretionary profit sharing contributions in amounts as determined by the Board of Directors, subject to statutory limitations. Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. The Company intends the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that the Company will be able to deduct its contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of a number of investment options. The Company made matching contributions totaling $108,000 for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, the Company made matching contributions totaling $115,000 and $70,000, respectively

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15. Discontinued Operations

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

The Company met the relevant criteria for reporting the commercial business as held for sale and in discontinued operations in the accompanying financial statements pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. The Company assessed the commercial business net asset group for impairment pursuant to FASB Topic 360, as discussed in Note 1, determining that the carrying value exceeded the fair value of the assets, therefore the Company recorded a $8.1 million impairment charge as of September 30, 2015.

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

The Company entered into compensatory arrangements related to the divestiture of our commercial business with certain members of commercial management. Under the terms of these arrangements, if the Company met certain sales and margin numbers in the fourth quarter of 2015 and successfully completed a divestiture through sale of its commercial operations to a third-party, the Company paid a retention fee to the three employees in a combined total amount equal to $352,000 or 3% of cash consideration received as upfront payment in the transactions. These employees will also receive severance payments equal to one month’s salary for between four and seven months. In addition to these compensatory agreements loss from discontinued operations includes one-time termination benefits provided to employees that were part of the commercial business and did not accept employment opportunities at the companies who purchased Abstral and Zuplenz.

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

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the commercial operations to assets held for sale in the balance sheets (in thousands):

	2016	2015
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable	$813	$392
Total current assets of discontinued operations	$813	$392

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$3,115	$1,491
Accrued expenses and other current liabilities	2,944	4,434
Total current liabilities of discontinued operations	$6,059	$5,925

The following table represents the components attributable to the commercial business in 2016, 2015, and 2014 that are presented in the consolidated statements of comprehensive loss as discontinued operations (in thousands):

	2016	2015	2014
Net revenue	$—	$9,734	$9,319
Cost of revenue	—	(1,780)	(1,403)
Additional channel obligations	(2,886)	—	—
Amortization of certain acquired intangible assets	—	(921)	(440)
Research and development	—	(355)	(680)
Selling, general, and administrative	(9,562)	(17,655)	(15,118)
Impairment charge form classification as held for sale	—	(8,071)	—
Loss on sale of commercial business assets	—	(4,549)	—
Severance and exit costs	—	(1,349)	—
Loss from discontinued operations	$(12,448)	$(24,946)	$(8,322)

Additional channel obligations included in discontinued operations in 2016 is comprised of larger than anticipated rebates of Abstral sales for which we were responsible through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions over which the Company has no control and was partially offset by lower than expected patient assistance program reimbursement.

Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that were required in order to market and sell our marketed products prior to our sales of the rights to these commercial products. These expenses include all personnel related costs, marketing, data, consulting, legal, and other outside services necessary to support the commercial operations. During the year ended December 31, 2016 we incurred $9.2 million related to legal fees from external counsel associated with document production for the subpoenas related to the sales and marketing practices of Abstral. See Note 6 for further disclosures related to these legal proceedings.

GALENA BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16. Selected Quarterly Financial Data (Unaudited)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Net income (loss)	$(16,493)	$5,389	$(6,929)	$(5,516)
Net income (loss) per share, basic and diluted	$(1.84)	$0.59	$(0.66)	$(0.51)

2015
Net revenue	$2,750	$3,382	$2,166	$1,436
Gross profit on net revenue	$2,357	$2,914	$1,454	$1,229
Net loss	$(10,537)	$(15,660)	$(18,026)	$(19,678)
Net loss per share, basic and diluted	$(1.55)	$(1.94)	$(2.23)	$(2.51)

17. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2016 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the Company did not have any material recognizable or unrecognizable subsequent events.

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
Our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.
Evaluation of Disclosure Controls and Procedure Management’s report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework (2013) issued by the COSO, our Interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
There have been no changes in our internal controls over financial reporting during the fourth quarter and the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the “Proxy Statement,” not later than 120 days after the fiscal year ended December 31, 2016. The information required by this item is incorporated herein by reference to the information to be contained in the Proxy Statement.

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

GALENA BIOPHARMA, INC.

By:	/s/ Stephen F. Ghiglieiri

Stephen F. Ghiglieri
Interim Chief Executive Officer and Chief Financial Officer

Date: March 15, 2017

Dated: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen F. Ghiglieri	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)	March 15, 2017
Stephen F. Ghiglieri

/s/ Sanford J. Hillsberg	Director, Chairman of the Board	March 15, 2017
Sanford J. Hillsberg

/s/ William L. Ashton	Director	March 15, 2017
William L. Ashton

/s/ Richard Chin	Director	March 15, 2017
Richard Chin, M.D.

/s/ Irving M. Einhorn	Director	March 15, 2017
Irving M. Einhorn

/s/ Stephen S. Galliker	Director	March 15, 2017
Stephen S. Galliker

/s/ Mary Ann Gray	Director	March 15, 2017
Mary Ann Gray

/s/ Rudolph Nisi	Director	March 15, 2017
Rudolph Nisi, M.D.

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
1.1	Underwriting Agreement dated as of March 13, 2015 by and between Galena Biopharma, Inc. and Raymond James & Associates,	8-K	1.1	16-Mar-15
	Inc.
1.2	Underwriting Agreement dated as of January 7, 2016 by and between	8-K	1.1	7-Jan-16
	Galena Biopharma, Inc. and Raymond James Financial, Inc.
2.1	Unit Purchase Agreement, dated as of January 12, 2014, between Galena Biopharma, Inc. and Mills Pharmaceuticals, LLC.	10-Q	2.1	17-Mar-14
3.1	Amended and Restated Certificate of Incorporation of
	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation),
	amended as of February 10, 2017**
3.2	Certificate of Ownership and Merger	8-K	3.1	26-Sep-11
3.3	Amended and Restated By-Laws of Galena Biopharma, Inc.**
4.1	Form of Common Stock Certificate**
4.2	Form of Warrant Agreement by and Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	13-Sep-13
4.3	Form of Warrant Agreement by and Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	16-Mar-15
4.4	Form of Warrant agreement by and among Galena Biopharma, Inc.,	8-K	4.1	7-Jan-16
	Computershare Inc. and Computershare Trust Company, N.A
4.5	Form of Warrant, to be issued by Galena Biopharma, Inc. to the Investors on July 13, 2016.	8-K	4.1	8-Jul-16
4.6	9% Original Issues Discount Senior Secured Debenture of Galena Biopharma, Inc.	10-Q	4.1	10-May-16
4.7	Securities Purchase Agreement dated May 10, 2016 between Galena Biopharma, Inc. and Purchasers	10-Q	10.1	9-Aug-16
4.8	Amended and Restated 9% Original Issue Discount Senior Secured Debenture Due November 10, 2018, issued to JGB (Cayman) Newton Ltd. as of August 22, 2016	8-K	4.1	23-Aug-16
4.9	Series A Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd.	10-Q	4.2	9-Aug-16
4.1	Series B Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd.	10-Q	4.3	9-Aug-16
4.11	Subsidiary Guarantee dated May 10, 2016 between Galena Biopharma, Inc. and JGB Collateral LLC.	10-Q	10.2	9-Aug-16
4.12	Registration Rights Agreement dated May 10, 2016 between Galena Biopharma, Inc. and Purchasers.	10-Q	10.3	9-Aug-16
4.13	Security Agreement dated May 10, 2016 between Galena Biopharma, Inc. and JGB Collateral LLC	10-Q	10.4	9-Aug-16
4.14	Amendment Agreement between Galena Biopharma, Inc. and JGB (Cayman) Newton Ltd. dated August 22, 2016.	8-K	10.1	23-Aug-16
4.15	Form of Securities Purchase Agreement, dated as of July 7, 2016, by and among Galena Biopharma, Inc. and the Investors	8-K	10.2	8-Jul-16
4.16	First Amendment to Securities Purchase Agreement, dated as of July 12, 2016, by and between Galena Biopharma, Inc. and each purchaser identified on the signature pages therein, amending the Securities Purchase Agreement, dated as of July 7, 2016, by and among the Company and the purchasers named therein	8-K	10.1	18-Jul-16

4.17	Form of Common Stock Purchase Warrant issued in April 2011	8-K	4.1	15-Apr-11
4.18	Form of December 2012 Warrant.	8-K	4.1	19-Dec-12
4.19	Form of warrants granted on May 8, 2013 under the Loan and Security	10-Q	10.7	9-May-13
	Agreement
4.2	Warrant Agreement, dated as of March 18, 2015, by and among Galena Biopharma, Inc., Computershare, Inc. and Computershare Trust Company,	10-Q	10.1	6-Aug-15
	N.A.
4.21	Warrant Agreement, dated as of January 12, 2016, by and among Galena Biopharma, Inc., Computershare Inc. and Computershare Trust Company,	10-K	4.9	10-Mar-16
	N.A.
4.22	Registration Rights Agreement, dated January 12, 2014, between Galena Biopharma, Inc. and each former owner of membership units of Mills Pharmaceuticals, LLC	10-Q	4.9	17-Mar-14
4.23	Form of Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company,	8-K	10.1	14-Apr-11
	N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011
4.24	First Amendment to Contingent Value Rights Agreement among Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012	10-K	10.2	28-Mar-12
10.1	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation)	Schedule 14A	Annex A	23-Apr-10
	Amended and Restated 2007 Incentive Plan*
10.2	Amendment to Galena Biopharma, Inc. (formerly RXi Pharmaceuticals	Schedule 14A	Annex A	31-May-11
	Corporation) Amended and Restated 2007 Incentive Plan*
10.3	Galena Biopharma, Inc. 2016 Incentive Plan*	8-K	10.3	22-Aug-16
10.4	Form of Incentive Stock Option*	10-Q	10.1	8-Aug-15
10.5	Form of Nonstatutory Stock Option*	10-Q	10.2	8-Aug-15
10.6	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of	10-Q	10.1	15-Aug-11
	Texas System, the University of Texas M.D. Anderson Cancer Center,
	the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)
10.7	Amendment No. 1 to Patent and Technology License Agreement, dated	10-Q	10.2	15-Aug-11
	December 21, 2007, by and among the Board of Regents of the
	University of Texas System, the University of Texas M.D. Anderson
	Cancer Center, the Henry M. Jackson Foundation for the Advancement
	of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)
10.8	Amendment No. 2 to Patent and Technology License Agreement, dated	10-Q	10.3	15-Aug-11
	September 3, 2008, by and among the Board of Regents of the
	University of Texas System, the University of Texas M.D. Anderson
	Cancer Center, the Henry M. Jackson Foundation for the Advancement
	of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)

10.9	Amendment No. 3 to Patent and Technology License Agreement, dated	10-Q	10.4	15-Aug-11
	July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement

	of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)
10.1	Amendment No. 4 to Patent and Technology License Agreement, dated	10-Q	10.5	15-Aug-11
	February 11, 2010, by and among the Board of Regents of the
	University of Texas System, the University of Texas M.D. Anderson
	Cancer Center, the Henry M. Jackson Foundation for the Advancement
	of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)
10.11	Amendment No. 5 to Patent and Technology License Agreement, dated	10-Q	10.6	15-Aug-11
	January 10, 2011, by and among the Board of Regents of the
	University of Texas System, the University of Texas M.D. Anderson
	Cancer Center, the Henry M. Jackson Foundation for the Advancement
	of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)
10.12	Scientific Advisory Agreement between Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) and	10-K	10.19	12-Mar-13
	George E. Peoples, Ph.D., dated May 1, 2011 as amended through
	November 1, 2017
10.13	Exclusive License Agreement, dated as of July 11, 2011, by and among	8-K	10.1	21-Sep-11
	The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., Galena Biopharma, Inc. (formerly RXi
	Pharmaceuticals Corporation) and its wholly-owned subsidiary, Apthera, Inc.

10.14	Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation)
	Employee Stock Purchase Plan*
10.15	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.	10-K	10.45	28-Mar-12
10.16	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co.,	10-K	10.46	28-Mar-12
	Ltd., and Galena Biopharma, Inc.
10.17	Form of Amendment to Stock Options Granted under Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation) 2007	10-Q	10.2	15-Aug-11
	Incentive Plan, entered into in April 2011 by Galena Biopharma, Inc.
	with all directors of Galena Biopharma, Inc., as of April 1, 2011,
	and Mark J. Ahn, Ph.D.
10.18	License and Supply Agreement, effective December 3, 2012, between	10-K	10.43	12-Mar-13
	Galena Biopharma, Inc. and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals
10.19	Loan and Security Agreement dated May 8, 2013 among Galena Biopharma, Inc., Apthera, Inc., Oxford Finance LLC and the Lenders	10-Q	10.6	9-May-13

10.2	At Market Issuance Sales Agreement dated May 24, 2013 between Galena Biopharma, Inc. and Maxim Group LLC.	8-K	10.2	31-May-13
10.21	At Market Issuance Sales agreements dated May 24, 2013 between Galena Biopharma, Inc. and MLV & Co. LLC	8-K	10.1	31-May-13
10.22	Form of warrants granted on May 8, 2013 under the Loan and Security	10-Q	10.7	9-May-13
	Agreement

10.23	License and Development Agreement, dated January 13, 2014, between Galena Biopharma, Inc. and Dr. Reddy’s Laboratories, Ltd.	10-Q	10.36	17-Mar-14

10.24	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.	10-Q	10.37	17-Mar-14

10.25	License and Supply Agreement dated as of July 17, 2014 between Galena Biopharma, Inc. and MonoSol Rx, LLC	10-Q	10.1	11-Aug-14
10.26	Purchase Agreement, dated as of November 18, 2014, by and between	8-K	10.1	20-Nov-14
	Galena Biopharma, Inc. and Lincoln Park Capital Fund, LLC
10.27	Amendment dated August 8, 2016 to the Purchase Agreement, dated as of November 18, 2014, by and between Galena Biopharma, Inc. and Lincoln Park Capital Fund, LLC	10-Q	10.1	9-Nov-16
10.28	Separation and Consulting Agreement, dated as of June 24, 2015, by and between Galena Biopharma, Inc. and Margaret Kivinski,	10-Q	10.4	6-Aug-15
	and General Release, dated as of June 24, 2015, by Margaret Kivinski

10.29	Employment Offer Letter effective June 25, 2015, between Galena	10-Q	10.5	6-Aug-15
	Biopharma, Inc. and Thomas J. Knapp
10.3	Employment Agreement, dated as of October 30, 2015, between Galena Biopharma, Inc. and Bijan Nejadnik, M.D.	10-K	10.33	10-Mar-16
10.31	Asset Purchase Agreement, dated November 19, 2015, between Galena Biopharma, Inc. and Sentynl Therapeutics Inc.	10-K	10.34	10-Mar-16
10.32	Amendment, dated as of December 16, 2015, to License and Supply	10-K	10.35	10-Mar-16
	Agreement dated as of July 17, 2014 between Galena Biopharma, Inc. and MonoSol Rx, LLC
10.33	Asset Purchase Agreement, dated December 17, 2015, between Galena Biopharma, Inc. and Midatech Pharma PLC	10-K	10.36	10-Mar-16
10.34	Separation Agreement and Releases, dated December 31, 2015, between Galena Biopharma, Inc. and Ryan Dunlap	10-K	10.37	10-Mar-16

10.35	Amendment, dated December 31, 2015, to Employment Offer Letter	10-K	10.38	10-Mar-16
	effective June 25, 2015, between Galena Biopharma, Inc. and Thomas J. Knapp

10.36	Form of Undertaking re Advancement of Expenses between Galena	10-K	10.39	10-Mar-16
	Biopharma, Inc. and certain of its Existing or Former Directors and Executive officers
10.37	Placement Agency Agreement, dated as of July 7, 2016, by and between Galena Biopharma, Inc. and Raymond James & Associates, Inc.	8-K	10.1	8-Jul-16
10.38	Severance Agreement, dated as of August 22, 2016, between Galena Biopharma, Inc. and John T. Burns	8-K	10.1	22-Aug-16
10.39	Second Amendment to Employment Agreement, dated as of August 22, 2016, between Galena Biopharma, Inc. and Bijan Nejadnik	8-K	10.2	22-Aug-16
10.4	Second Amendment to Offer Letter between Galena Biopharma, Inc. and Thomas J. Knapp	8-K	10.1	6-Oct-16
10.41	Employment Agreement between Galena Biopharma, Inc. and Stephen Ghiglieri dated November 1, 2016	8-K	99.2	3-Nov-16
14.1	Code of Ethics and Conduct, as amended January 2012	10-K	14.1	15-Apr-08
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.**
31.1	Sarbanes-Oxley Act Section 302 Certification of Stephen F. Ghiglieri.**
32.1	Sarbanes-Oxley Act Section 906 Certification of Stephen F. Ghiglieri.**
101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Label.**

101.PRE	XBRL Taxonomy Extension Presentation.**

101.PRE	XBRL Taxonomy Extension Presentation.**

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.