Form 10-Q
period 2017-03-31
Galena Biopharma, Inc.
filed 2017-05-10
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
  ________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

As of April 30, 2017, Galena Biopharma, Inc. had outstanding 37,435,524 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2017

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,640	$18,083
Restricted cash	13,590	18,022
Prepaid expenses and other current assets	449	581
Current assets of discontinued operations	367	813
Total current assets	42,046	37,499
Equipment and furnishings, net	173	199
In-process research and development	12,864	12,864
GALE-401 rights	9,255	9,255
Goodwill	5,898	5,898
Deposits and other assets	96	96
Total assets	$70,332	$65,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,163	$840
Accrued expenses and other current liabilities	3,189	4,292
Litigation settlement payable	950	950
Fair value of warrants potentially settleable in cash	8,325	1,860
Current portion of long-term debt	12,597	16,397
Current liabilities of discontinued operations	10,045	6,059
Total current liabilities	36,269	30,398
Deferred tax liability	5,661	5,661
Contingent purchase price consideration	1,208	1,095
Total liabilities	43,138	37,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 37,182,066 shares issued and 37,148,316 shares outstanding at March 31, 2017; 15,224,223 shares issued and 15,190,473 shares outstanding at December 31, 2016	4	2
Additional paid-in capital	345,689	335,436
Accumulated deficit	(314,650)	(302,932)
Less treasury shares at cost, 33,750 shares	(3,849)	(3,849)
Total stockholders’ equity	27,194	28,657
Total liabilities and stockholders’ equity	$70,332	$65,811

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$2,362	$5,443
General and administrative	2,726	3,525
Total operating expenses	5,088	8,968
Operating loss	(5,088)	(8,968)
Non-operating income (expense):
Change in fair value of warrants potentially settleable in cash	3,892	(3,873)
Interest expense, net	(973)	(91)
Change in fair value of the contingent purchase price liability	(113)	(170)
Total non-operating income (expense), net	2,806	(4,134)
Loss from continuing operations	(2,282)	(13,102)
Loss from discontinued operations	(9,436)	(3,391)
Net loss	$(11,718)	$(16,493)

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.09)	$(1.46)
Basic and diluted net loss per share, discontinued operations	$(0.36)	$(0.38)
Basic and diluted net loss per share	$(0.45)	$(1.84)
Weighted-average common shares outstanding: basic and diluted	26,406,356	8,968,616
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2016	15,224,223	$2	$335,436	$(302,932)	$(3,849)	$28,657
Issuance of common stock, net of $356 in issuance costs	17,000,000	2	15,522	—	—	15,524
Fair value of common stock warrants granted in connection with 2016 common stock offerings	—	—	(10,357)	—	—	(10,357)
Issuance of common stock as repayment of principal and interest on long-term debt	4,933,068	—	4,814	—	—	4,814
Issuance of common stock in connection with employee stock purchase plan	4,048	—	5	—	—	5
Stock-based compensation for directors and employees	—	—	228	—	—	228
Fair value of common stock in exchange for services	20,727	—	41	—	—	41
Exercise of stock options	—	—	—	—	—	—
Net loss	—	—	—	(11,718)	—	(11,718)
Balance at March 31, 2017	37,182,066	$4	$345,689	$(314,650)	$(3,849)	$27,194

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017		2016
Cash flows from operating activities:
Cash flows from continuing operating activities:
Net loss from continuing operations	$(2,282)		$(13,102)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26		6
Non-cash accretion of debt issuance costs	650		67
Repayment of interest associated with the Debenture with common stock	364		—
Non-cash stock-based compensation	228		656
Fair value of common stock issued in exchange for services	41		—
Change in fair value of common stock warrants	(3,892)		3,872
Change in fair value of contingent consideration	113		170
Changes in operating assets and liabilities:
Prepaid expenses and other assets	132		418
Litigation settlement insurance recovery	—		20,000
Litigation settlement payable	—		(20,000)
Accounts payable	323		(578)
Accrued expenses and other current liabilities	(1,103)		(1,250)
Net cash used in continuing operating activities	(5,400)		(9,741)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(9,436)		(3,391)
Changes in operating assets and liabilities attributable to discontinued operations	4,432		(84)
Net cash used in discontinued operating activities	(5,004)		(3,475)
Net cash used in operating activities	(10,404)		(13,216)
Cash flows from investing activities:
Change in restricted cash	(18)		—
Cash paid for purchase of equipment and furnishings	—		(6)
Net cash used in continuing investing activities	(18)		(6)
Selling costs paid for sale of commercial assets	—		(1,050)
Net cash used in discontinued investing activities	—	—	(1,050)
Net cash used in investing activities	(18)		(1,056)
Cash flows from financing activities:
Net proceeds from issuance of common stock	15,524		20,189
Net proceeds from exercise of stock options	—		14
Proceeds from common stock issued in connection with Employee Stock Purchase Plan	5		78
Change in restricted cash related to Debenture principal paid in common stock	4,450		—
Principal payments on long-term debt	—		(1,030)
Net cash provided by financing activities	19,979		19,251
Net increase in cash and cash equivalents	9,557		4,979
Cash and cash equivalents at the beginning of period	18,083		29,730
Cash and cash equivalents at end of period	$27,640		$34,709

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$42		$21
Cash paid during the periods for interest	$—		$112
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as issuance cost	$10,357		$5,590
Debt principal and interest repaid through issuance of common stock	$4,814		$—
Reclassification of warrant liabilities upon exercise	$—		$46
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company developing hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, and our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms. GALE-401 has completed a Phase 2 clinical trial and, subject to completion of the manufacturing of the new formulation and the internal work to prepare the Phase 3 trial for initiation, the asset is ready to advance into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer. GALE-301 and GALE-302 have completed early stage trials in ovarian, endometrial and breast cancers.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes hereto included in its Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 15, 2017. The accompanying condensed financial statements at March 31, 2017 and for the three-months ended March 31, 2017 and 2016, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from the audited financial statements as of that date.

On October 31, 2016, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-20 as approved by the Board of Directors on October 26, 2016. The reverse stock split was authorized by the Company’s stockholders at the Special Meeting of Stockholders held on October 21, 2016. The reverse stock split became effective on November 11, 2016 and the Company’s common stock commenced trading on a split-adjusted basis on Wednesday, November 14, 2016. Unless otherwise stated, all shares and price per share numbers set forth in the condensed consolidated financial statements for periods prior to November 11, 2016 are presented after giving effect to the reverse stock split.

Management's plan - At March 31, 2017, the Company’s capital resources consisted of cash and cash equivalents of $27.6 million. On January 31, 2017, the Company announced that it is in the process of evaluating strategic alternatives focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the Company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the Company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction. The Company has limited the expenditures for its operations but the investigator-sponsored immunotherapy trials remain ongoing. The Company continues to focus on reducing expenditures in order to preserve liquidity while pursuing the strategic alternatives process. The current unrestricted cash and cash equivalents as of the date of this filing will fund the Company's operations for at least twelve months from the date that the unaudited condensed consolidated financial statements as of March 31, 2017 were issued.

Additional funding sources that in certain circumstances may be available to the Company, include 1) approximately $13.2 million of restricted cash associated with the outstanding principal balances as of March 31, 2017 of a debenture with original principal amount of $25.5 million that we sold in May 2016 to the extent we repay the debenture through issuance of common stock in accordance with the terms of the debenture, as detailed further in Note 4; 2) a Purchase Agreement with Lincoln Park Capital, LLC (LPC); and 3) At The Market Issuance Sales Agreements (collectively, the ATM) with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC. See Note 6 below for current restriction on our ability to use the Purchase Agreement with LPC and the ATM with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC. The Company cannot provide assurances that its plans for sources and uses of cash will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company is seeking and will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business transaction, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development of the Company's product candidates and to support its other ongoing activities.

Reclassifications — The prior year amounts for outstanding common stock at par and related additional paid-in capital have been reclassified to correctly present those amounts. These reclassifications had no effect on total equity, or net loss per share.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation or ASU-2016-09. ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted this ASU on January 1, 2017. There was no impact to the Company’s consolidated financial statements upon adoption.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations or ASU 2017-01. ASU 2017-01 provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a “set”) does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for us on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2. Fair Value Measurements

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	March 31, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$26,096	$26,096	$—	$—
Restricted cash equivalents	13,189	13,189	—	—
Total assets measured and recorded at fair value	$39,285	$39,285	$—	$—
Liabilities:
Warrants potentially settleable in cash	$8,325	$—	$8,325	$—
Contingent purchase price consideration	1,208	—	—	1,208
Total liabilities measured and recorded at fair value	$9,533	$—	$8,325	$1,208

Description	December 31, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,192	$16,192	$—	$—
Restricted cash equivalents	17,622	17,622	—	—
Total assets measured and recorded at fair value	$33,814	$33,814	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,860	$—	$1,860	$—
Contingent purchase price consideration	1,095	—	—	1,095
Total liabilities measured and recorded at fair value	$2,955	$—	$1,860	$1,095

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2017 and 2016. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2017 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2017	$1,095
Change in the estimated fair value of the contingent purchase price consideration	113
Balance at March 31, 2017	$1,208

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The fair value of the contingent purchase price consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The significant unobservable assumptions include the probability of achieving each milestone, the date we expect to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The decrease in the estimated fair value of the contingent purchase price consideration during the period reflects a lowering of the probability and lengthening of the timeline for the potential approval of NeuVax, as these assumptions are now based principally on our Phase 2 combination trial of trastuzumab and NeuVax with HER2 low-expressing patients whereas previously, the valuation was based on our Phase 3 PRESENT trial, which was stopped in June 2016 and subsequently closed in the third quarter due to futility as recommended by the Independent Data Monitoring Committee ("IDMC").

See Note 7 for discussion of the Level 2 liabilities relating to warrants accounted for as liabilities.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Clinical trial costs	$2,199	$3,088
Professional fees	317	229
Compensation and related benefits	673	975
Accrued expenses and other current liabilities	$3,189	$4,292

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

4. Long-Term Debt

On May 10, 2016, Galena Biopharma, Inc.(the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with JGB (Cayman) Newton Ltd. (the “Purchaser”) pursuant to which the Company sold to Purchaser, at a 6.375% original issue discount, a $25,530,000 Senior Secured Debenture (the “Initial Debenture”) and warrants to purchase up to 100,000 shares of the Company's common stock, $0.0001 par value per share (“Common Stock”). Net proceeds to the Company from sale of the Initial Debenture and warrants, after payment of commissions and legal fees, were approximately $23,400,000. The Initial Debenture contained no conversion features to shares of Common Stock.

The Initial Debenture carried an interest only period of six months following which the holder of the Initial Debenture had the right, at its option, to require the Company to redeem up to $1,100,000 of the outstanding principal amount of the Initial Debenture per calendar month. The Company is required to promptly, but in any event no more than three trading days after the holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of Common Stock. If the Company elects to pay the redemption amount in shares of Common Stock, then the shares will be delivered at the lesser of A) 7.5% discount to the average of the 3 lowest volume weighted average prices over the prior 20 trading days or B) a 7.5% discount to the prior trading day’s volume weighted average price (the “Stock Payment Price”). Pursuant to the Initial Debenture, the Company may only opt for payment in shares of Common Stock if certain equity conditions are met or waived, including, among others, that the volume weighted price of the Common Stock be at least $15.00 (the “Original Minimum Price Condition”).

Under the Initial Debenture, if the interim analysis of the PRESENT Trial resulted in a discontinuation of the study (which it did), the holder of the Initial Debenture had the right to require the Company to prepay in cash all, or any portion, of the outstanding principal amount of this Debenture funded in cash by the holder on the closing date, plus all accrued and unpaid interest. If the holder elected such prepayment of the Initial Debenture, then the number of shares subject to the warrants issued to the holder would have been reduced in proportion to the percentage of principal and accrued interest required to be prepaid by the Company. Upon the closing of the sale of the Initial Debenture, the Purchaser received a Series A Warrant to purchase 50,000 shares of Common Stock at an exercise price of $30.20, exercisable for five years from issuance (the “Series A Warrant”). In accordance with the terms of the Securities Purchase Agreement, the Purchaser also received a warrant to purchase 50,000 shares of Common Stock in connection with the Company’s announcement of the results of the interim analysis of its PRESENT Trial in June 2016 (the “Series B Warrant”). The Series B Warrant has an exercise price of $8.60, 120% of the volume-weighted average price of the Common Stock on the date of the announcement of the results of the interim analysis.

Armentum Partners, LLC (the “Placement Agent”) acted as the placement agent in the offering of the Initial Debenture and the Company agreed to pay the Placement Agent a fee equal to 2% of the funds received from the sale of the Initial Debenture. The Company paid half of the placement fee upon funding and the other half was paid at the time the Present Trial was discontinued and the Debenture was not prepaid in connection with such discontinuation.

The Initial Debenture was amended and restated in its entirety on August 22, 2016 (as so amended, the “Debenture”) pursuant to an Amendment Agreement, dated August 22, 2016, among the Company, the Purchaser and JGB Collateral LLC (the “Amendment Agreement”). As previously reported, interest on the Debenture is payable at the end of each month based on the outstanding principal. The Debenture matures on November 10, 2018, and accrues interest at 9% per year. In addition, on the maturity date of the Debenture (or such earlier date that the principal amount of the Debenture is paid in full by acceleration or otherwise) a fixed amount, which shall be deemed interest under the Debenture, equal to $765,900, will be due and payable to the holder of the Debenture on such date in, at the option of the Company, cash and, subject to the same conditions for the payment of interest in shares of Common Stock, shares of Common Stock or a combination of cash and Common Stock.

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

After giving effect to the Amendment Agreement, the Debenture contains the following modified and/or additional terms, among others:

•
With respect to interest accruing on the outstanding principal amount under the Debenture for the period prior to November 10, 2016, the Company was permitted to satisfy such interest payments in kind by adding such amount to the outstanding principal.

•
The Purchaser can from time to time during the term of the Debenture require the Company to prepay in cash all or a portion of the outstanding principal plus accrued and unpaid interest (the “Outstanding Amount”) on written notice to the Company, provided, that such prepayment amount shall not exceed the lesser of $18,500,000 and the Outstanding Amount. If the holder elects such prepayment of the Debenture, then the number of shares subject to the warrants issued to the holder will be reduced in proportion to the percentage of principal and accrued interest required to be prepaid by the Company. In addition, the Company shall have the right to prepay in cash all (but not less than all) of the Outstanding Amount (1) at any time after November 10, 2017, or (2) upon a “change of control” (as such term is used un the Debenture), in each case with a 10% premium on the Outstanding Amount.

•
The Purchaser shall continue to have the right, which commenced on November 10, 2016, to require the Company to redeem the Outstanding Amount, except that the maximum monthly amount of such redemptions was increased from $1,100,000 to $1,500,000; provided, that if the trading price of Common Stock is at least $8.00 per share (as may be further adjusted appropriately for stock splits, combinations or similar events) during such calendar month, then such monthly maximum redemption amount may be increased to $2,200,000 at the Purchaser’s election and if the Company has already elected to satisfy such redemptions in shares of Common Stock. In addition, notwithstanding the foregoing limitations on the monthly redemption amount, the Purchaser may elect up to three times in any 12-month period to increase the monthly maximum to $2,500,000.

•
Among the various conditions that must be satisfied (or waived) in order for the Company to be able to elect to satisfy the monthly redemption amounts in shares of Common Stock, the Original Minimum Price Condition of $15.00 was decreased to a volume-weighted average price of $4.00 per share (the “Amended Minimum Price Condition”).

•
Following November 10, 2016, the Purchaser may elect to convert any portion of the Outstanding Amount into shares of Common Stock at a fixed price of $12.00 per share (as adjusted appropriately for stock splits, combinations or similar events).

•
Under the Initial Debenture, the Company was required to maintain a minimum of $24,000,000 of unencumbered cash in a restricted account as security for its obligations under the Initial Debenture. Such minimum amount has been reduced to the lesser of $18,500,000 or the Outstanding Amount.

In addition, in accordance with the terms of the Amendment Agreement, the exercise price of the Series A Warrant was reduced from $30.20 per share to $8.60 per share (as may be further adjusted appropriately for stock splits, combinations or similar events).

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On December 14, 2016, the Company and the Purchaser entered into a waiver (the “First Waiver”) pursuant to which, as contemplated by the Debenture, the Purchaser waived with respect to the calendar months of December 2016, January 2017, February 2017 and March 2017 (collectively, the “First Specified Months”) the Amended Minimum Price Condition, provided that, among other things, with respect to the First Specified Months, the volume weighted average price of the Common Stock was not less than $1.00 and the Company’s cash on hand exceeded the outstanding principal amount of the Debenture by $10 million. Furthermore, the First Waiver set out a monthly amount to be redeemed for each of the First Specified Months equal to $1,500,000 and amended the Debenture to require the Company to withdraw all cash and/or cash equivalents in excess of $18,500,000 from certain accounts and deposit such funds into an account in a form acceptable to the Purchaser, to be executed by the Company, U.S. Bank, N.A. and SVB Asset Management such that the Company requires the prior written consent of the Purchaser for certain withdrawals. The First Waiver amends the Debenture to grant the Purchaser the right to redeem any portion of the outstanding principal amount of the Debenture in Common Stock if the price per share of Common Stock on a principal trading market at any point in time of any trading day exceeds the closing price per share of the Common Stock on the immediately preceding trading day by more than 25%.

On April 1, 2017, the Company and Purchaser entered into a waiver (the “Second Waiver”) pursuant to which, as contemplated by the Debenture, the Purchaser waived with respect to the calendar months of April 2017, May 2017, June 2017, July 2017, August 2017 and September 2017 (collectively, the “Second Specified Months”) the Amended Minimum Price Condition, provided that, among other things, with respect to the Second Specified Months, the volume weighted average price of the Common Stock is not less than $0.30 and the Company’s cash on hand exceeds the outstanding principal amount of the Debenture by $10 million.

On May 1, 2017, the Purchaser, the Company and the guarantors of the Company’s obligations under the Debenture entered into an amendment agreement (the “2017 Amendment Agreement”) pursuant to which the Purchaser may, from time to time, at the Purchaser’s option waive the Amended Minimum Price Condition; provided, however, the Purchaser cannot waive the Amended Minimum Price Condition to the extent that the resulting Stock Payment Price would be less than $0.35 per share as a result of any such waiver (the “Minimum Stock Payment Price Condition”). The 2017 Amendment Agreement further provides that, in the event of any Equity Conditions Failure (as such term is defined in the Debenture) that is not, or cannot be as a result of the 2017 Amendment Agreement, waived by the Purchaser, the Company shall honor the holder redemption amounts in cash or, at the Company’s election, with the prior written consent of the Purchaser, deliver aggregate consideration in shares of Common Stock and cash in satisfaction of the applicable holder redemption amount as follows: (i) the number of shares of Common Stock equal to the quotient obtained by dividing such holder redemption amount and $0.35 (each such share having a deemed value per share at the Stock Payment Price that would have been in effect but for the Minimum Stock Payment Price Condition of $0.35 per share) and (ii) cash equal to the difference between the holder redemption amount and the aggregate deemed value of the shares of Common Stock delivered in clause (i).

As of May 1, 2017, (i) there were 37,435,524 shares of Common Stock outstanding and (ii) 9,131,868 shares of Common Stock had been issued by the Company pursuant to the terms of the Debenture. Assuming all the shares issuable pursuant to the terms of the Debenture subsequent to May 1, 2017 are issued at a Stock Payment Price of $0.35, the lowest Stock Payment Price permitted under the Minimum Stock Price Payment Condition, the Company estimates that the maximum number of shares of Common Stock that the Company could issue pursuant to the terms of the Debenture subsequent to May 1, 2017 is 45,000,000.

As of March 31 2017 the outstanding principal balance of the Debenture was $13,171,702. The current portion of long-term debt as of March 31, 2017 of $12,597,000 is net of unamortized discounts and debt issuance costs of $575,000. During the three months ended March 31 2017, the holder of the Debenture redeemed $4,450,000 of principal, which the Company satisfied with 4,497,466 shares of our common stock. As of December 31, 2016 the outstanding principal balance of the Debenture was $17,621,702. The current portion of long-term debt as of December 31, 2016 of $16,397,030 is net of unamortized discounts and debt issuance costs of $1,224,672.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

5. Legal Proceedings, Commitments and Contingencies
Legal Proceedings

On October 13, 2016, the Company filed a complaint in the Circuit Court for the County of Multnomah for the State of Oregon against Aon Risk Insurance Services West, Inc. where we are seeking attorney's fees, costs and expenses incurred by us related to our coverage dispute with a certain insurer and for amounts we were required to contribute to the settlements of In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer's failure to pay its full policy limits of liability and other relief. We are currently engaged in written discovery.

On February 13, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v Galena Biopharma, Inc., et al. The actions assert that the defendants failed to disclose that Galena's promotional practices for Abstral were allegedly improper and that the Company may be subject to civil and criminal liability, and that these alleged failures rendered the Company’s statements about its business misleading. Two groups of shareholders and one individual shareholder filed three motions to be appointed lead plaintiff on April 14, 2017 and April 17, 2017. Subsequently, one of the shareholders groups withdrew its motion for lead plaintiff status and the individual shareholder notified the court that he does not object to the appointment of the remaining shareholder group as lead plaintiff. The Court has not yet appointed a lead plaintiff and we anticipate a court ruling on such motions during the second quarter of 2017. Thereafter, once lead plaintiff’s counsel has been designated, we expect that an amended complaint will be filed. Within the time allowed under the federal rules and statutes, the Company and the other defendants, former and current officers, will respond to the amended complaints through an appropriate pleading or motion.

On March 16, 2017, a complaint entitled Keller v. Ashton, CA No. 2:17-cv-01777 was filed in the U.S. District Court for the District of New Jersey against the Company's current directors and the Company, as a nominal defendant. The complaint purports to assert derivative claims for breach of fiduciary duty on Galena's behalf against its directors based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The Company's response to the complaint is currently due on June 1, 2017; however, the parties have agreed to stay all proceedings pending resolution of motions to dismiss in the securities litigations described above. The agreement to stay proceedings has received approval from the Court.

The Company also received a stockholder demand dated April 14, 2017, pursuant to 8 Del. C. Sec. 220, from a shareholder (Albert Zhang) demanding access to the company's books and records relating to its sales of Abstral and the U.S. Attorney's investigation into the company's sale of Abstral in order for Mr. Zhang to determine, among other things, whether to file a derivative lawsuit against Galena's management and directors. The Company is currently in the process of responding to the demand.

On April 27, 2017, a putative shareholder class action was filed in the Chancery Court of Delaware entitled Patel vs. Galena Biopharma, Inc. et. al, CA No. 2017-0325 alleging breaches of Section 225 of the Delaware General Corporation Law and breaches of fiduciary duties by the board of directors regarding the voting results of authorized share and the reverse stock split proposals in the proxy statements for the July 2016 and October 2016 stockholder meetings. The plaintiff has moved for expedited consideration of its Section 225 claim. The Company and the other defendants, former and current directors, will respond to the complaint through an appropriate pleading or motion filed within the time allowed under Delaware law.

Regarding the criminal trial of the two of the high-prescribing physicians of Abstral that began in January 2017 by the U.S. Attorney’s Office of the Southern District of Alabama (SDAL), the criminal trial concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts; sentencing is currently scheduled for May 2017. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. To our knowledge, we were not a target or subject of the investigation conducted by the SDAL.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

With respect to the criminal and civil investigation conducted by the U.S. Attorney’s Office for the District of New Jersey (“USAO NJ “) and the Department of Justice (“DOJ”), the Company has now reached an oral agreement in principle with USAO NJ and DOJ regarding the material terms of a settlement related to the USAO NJ and DOJ's investigation. The final terms and details of this settlement are subject to change pending the completion and execution of a definitive settlement agreement among the Company and the USAO NJ and DOJ as well as the settlement of any claims that might be made by state agencies and federal agencies such as U.S. Department of Defense, the Office of Personnel Management, the Office of Inspector General for the U.S. Department of Health and Human Services. The agreement in principle involves a non-criminal resolution and a civil payment, the terms of which will be negotiated with the USAO NJ and DOJ, of approximately $7.5 million, plus interest accrued since the date of reaching an agreement in principle, in return for a release of government claims in connection with the investigation. There is no assurance that the Company will be able to complete a definitive settlement agreement on the final terms of the oral agreement in principle including its financial impact or any future adjustment to the financial statements. The $7.5 million civil payment is accrued as of March 31, 2017 and is presented in discontinued operations in the statement of operations.

On April 10, 2017, the Securities and Exchange Commission issued a cease and desist order against the Company and the former CEO, Mark Ahn, requiring each of them to cease and desist from any future violations of Sections 5(a), 5(b), 5(c), 17(a), and 17(b) of the Securities Act of 1933, as amended (the "Securities Act"), and Section 10(b), 13(a), and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and various rules thereunder (the "SEC Order"). Sections 5(a) and 5(c) of the Securities Act generally prohibit the offer and sale of unregistered securities absent an applicable exemption from registration. Section 5(b) of the Securities Act prohibits the use of a nonconforming prospectus. Sections 17(a) and 17(b) of the Securities Act and Section 10(b) of the Exchange Act generally prohibit fraudulent conduct in the offer or sale of securities and in connection with the purchase or sale of securities. Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder require the Company to file annual and quarterly reports that disclose certain information, including information regarding the sale of all securities not registered under the Securities Act, and to include such further information as may be necessary to make the required statements, in the light of the circumstances under which they are made, not misleading. Section 13(b)(2)(A) of the Exchange Act requires the Company to make and keep books, records, and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer. The Company and the former CEO did not admit or deny the findings in the order. Based upon the order, the Company made a $200,000 penalty payment as well as a payment of approximately $750,000, which was the indemnification payment of our former CEO for the disgorgement and prejudgment interest payment that he was required to pay by the order. The Company made such indemnification payment after a special committee of our Board of Directors determined that we were required under Delaware law to indemnify our former CEO for the disgorgement and prejudgment interest payment. The former CEO also made a penalty payment of $600,000. As a result of the SEC Order, Galena may not use certain exemptions from registration under the federal securities laws, including Regulation A and Regulation D. In addition, Galena is an "ineligible issuer" as the term is defined under Rule 405 promulgated under the Securities Act.

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

November 2014 Purchase Agreement with Lincoln Park Capital, LLC - On November 18, 2014, the Company entered into a purchase agreement (LPC Agreement) with Lincoln Park Capital, LLC (LPC), pursuant to which the Company has the right to sell to LPC up to $50 million in shares of the Company's common stock, subject to certain limitations and conditions over the 36 month term of the LPC Agreement. Pursuant to the purchase agreement, LPC initially purchased 125,000 shares of the Company's common stock at $40.00 per share and the Company issued 31,561 shares of common stock to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this initial issuance, the Company received initial net proceeds of $4.9 million, after deducting commissions and other offering expenses. The Company did not sell any shares of our common stock under the LPC Agreement during the three months ended March 31, 2017. On February 6, 2017, the LPC Agreement was amended to decrease the total value of common stock that the Company may sell to LPC from $55,000,000 to $15,600,000. Except as noted below, the Company has $2.1 million of remaining availability under the LPC Agreement. Use of the purchase agreement with LPC is not currently available to the Company because the Company is not currently eligible to use a Form S-3 registration statement until April 2018 at the earliest.

At-The-Market Issuance Sales Agreements - On May 24, 2013, the Company entered into At-The-Market Issuance Sales Agreements (ATM) with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. Except as noted below, the ATM is available to the Company until it is terminated by the Agents, or the Company. The Company did not sell any shares of our common stock under the ATM during the three months ended March 31, 2017. On December 4, 2015 we replenished the ATM limit up to $20 million in gross proceeds available for future sales of our common stock. Except as noted below, the Company has $19.1 million of remaining availability under the ATM. Use of the ATM is not currently available to the Company because the Company is not currently eligible to use a Form S-3 registration statement, and it does not expect to be eligible to use a Form S-3 registration statement until April 2018 at the earliest.

February 2017 Underwritten Public Offering - On February 13, 2017, the Company closed an underwritten public offering of 17,000,000 shares of common stock and warrants to purchase 17,000,000 shares of common stock priced at $1.00 per share and accompanying warrant (February 2017 Offering). The warrants are immediately exercisable with a strike price of $1.10 and will expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants were issued separately and were separately transferable immediately upon issuance. The net proceeds of the February 2017 Offering were $15.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. The fair value of the warrants to purchase shares of our common stock issued in connection with the February 2017 Offering was $10.4 million recorded as an issuance cost.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of March 31, 2017
Warrants outstanding	19,570
Stock options outstanding	558
Options reserved for future issuance under the Company’s 2007 Incentive Plan	483
Shares reserved for future issuance under the Employee Stock Purchase Plan	17
Total reserved for future issuance	20,628

7. Warrants

The following is a summary of warrant activity for the three months ended March 31, 2017 (in thousands):

Warrant Issuance	Outstanding, December 31, 2016	Granted	Exercised	Expired	Outstanding, March 31, 2017	Expiration
February 2017	—	17,000	—	—	17,000	February 2022
July 2016	700	—	—	—	700	January 2022
January 2016	682	—	—	—	682	January 2021
March 2015	700	—	—	—	700	March 2020
September 2013	199	—	—	—	199	September 2018
December 2012	152	—	—	—	152	December 2017
April 2011	13	—	—	—	13	April 2017
Other	124	—	—	—	124	November 2021
	2,570	17,000	—	—	19,570

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants classified as liabilities

Liability-classified warrants consist of warrants to purchase common stock issued in connection with equity financings in February 2017, July 2016, January 2016, March 2015, September 2013, December 2012, and April 2011. These warrants are potentially settleable in cash and were determined not to be indexed to our common stock.

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

As of March 31, 2017

Warrant Issuance	Outstanding	Strike price	Expected term	Volatility %	Risk-free rate %
February 2017	17,000	$1.10	4.87	120.00%	1.90%
July 2016	700	$13.00	4.29	124.29%	1.78%
January 2016	682	$28.40	3.78	130.71%	1.67%
March 2015	700	$41.60	2.97	140.28%	1.49%
September 2013	199	$50.00	1.47	192.86%	1.14%
December 2012	152	$10.32	0.73	121.39%	0.97%
April 2011	13	$1.00	0.05	61.08%	0.16%

As of December 31, 2016
Warrant Issuance	Outstanding	Strike price	Expected term	Volatility %	Risk-free rate %
July 2016	700	$13.00	4.54	117.82%	1.82%
January 2016	682	$28.40	4.03	120.38%	1.71%
March 2015	700	$41.60	3.22	131.46%	1.52%
September 2013	199	$50.00	1.72	164.01%	1.10%
December 2012	152	$31.60	0.98	204.55%	0.84%
April 2011	13	$13.00	0.31	103.79%	0.53%

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The changes in fair value of the warrant liability for the three months ended March 31, 2017 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2016	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, March 31, 2017
February 2017	$—	$10,357	$—	$(2,426)	$7,931
July 2016	753	—	—	(579)	174
January 2016	529	—	—	(410)	119
March 2015	432	—	—	(349)	83
September 2013	81	—	—	(63)	18
December 2012	65	—	—	(65)	—
April 2011	—	—	—	—	—
	$1,860	$10,357	$—	$(3,892)	$8,325

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with consulting services provided to us. Additionally, on May 8, 2013 as a part of a previous loan financing, we granted Oxford Financial LLC warrants to purchase 9,109 shares of common stock at an exercise price of $49.40 per share, which equaled the 20-day average market price of our common stock prior to the date of the grant. The warrants were valued using the Black Scholes model. The fair value assumptions for the grant included a volatility of 75.34%, expected term of seven years, risk free rate of 1.20%, and a dividend rate of 0.00%. The fair value of the warrants granted was $38.60 per share. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

In 2016, the Company issued warrants to purchase 100,000 shares of common stock to the holder of the Debenture. The holder received 50,000 warrants upon the closing on the sale of the Debenture at an exercise price of $30.20, maturing 5 years from issuance, and in accordance with the terms of the amendment agreement, the exercise price of the warrant was reduced to $8.60 per share. The fair value assumptions for the grant included a volatility of 77.13%, expected term of 5.5 years, risk free rate of 1.26%, and a dividend rate of 0.00%. Additionally, the holder received 50,000 warrants upon the Company's public company announcement of the interim analysis on June 29, 2016 at an exercise price of $8.60. The fair value assumptions for the grant included a volatility of 106.63%, expected term of 5.5 years, risk free rate of 1.35%, and a dividend rate of 0.00%.

In addition to the warrants issued to the holder of the Debenture there are 15,000 outstanding warrants issued to service providers with a weighted average exercise price of $79.40 as of March 31, 2017 and December 31, 2016. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8. Stock-Based Compensation

Options to Purchase Shares of Common Stock

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$38	$127
General and administrative	190	529
Total stock-based compensation from continuing operations	$228	$656

The Company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended March 31,
	2017	2016
Risk free interest rate	2.01%	1.41%
Volatility	108.55%	75.24%
Expected lives (years)	6.13	6.25
Expected dividend yield	—%	—%

The weighted-average fair value of options granted during the three months ended March 31, 2017 and March 31, 2016 were $1.45 per share and $11.20 per share, respectively.

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

As of March 31, 2017, there was $929,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 1.62 years.

As of March 31, 2017, an aggregate of 1,325,000 shares of common stock were reserved for issuance under the Company’s 2016 Incentive Plan, including 558,000 shares subject to outstanding common stock options granted under the plan. There are 483,000 shares available for future grants based on adjustments in the 2016 Incentive Plan. The administrator of the plan determines the terms when a stock option may become exercisable. Vesting periods of stock options granted to date have not exceeded four years. The stock options will expire, unless previously exercised, no later than ten years from the grant date.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes stock option activity of the Company for the three months ended March 31, 2017:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2017	561	$41.50
Granted	70	1.75
Exercised	—	—	$—
Canceled	(73)	32.59	$—
Outstanding at March 31, 2017	558	$37.68	$—
Options exercisable at March 31, 2017	356	$52.96	$—

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2017 were calculated based on the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on March 31, 2017 of $0.61 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

9. Net Loss Per Share

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Warrants to purchase common stock	19,570	1,789
Options to purchase common stock	558	600
Total	20,128	2,389

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

10. Discontinued Operations

During the fourth quarter of 2015, the Company sold its rights to its commercial products Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film.

The following table presents amounts related to the discontinued operations in the balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Carrying amounts of current assets of discontinued operations:
Accounts receivable	$367	$813
Total current assets of discontinued operations	367	813

Carrying amounts of current liabilities of discontinued operations:
Accounts payable	$1,044	$3,115
Accrued expenses and other current liabilities	9,001	2,944
Total current liabilities of discontinued operations	$10,045	$6,059

The following table represents the components attributable to the commercial operations that are presented in the condensed consolidated statements of operations as discontinued operations (in thousands):

	Three months ended March 31,
	2017	2016
Additional channel obligations	$(322)	$(1,010)
Selling, general, and administrative	(1,614)	(2,381)
Settlement associated with USAO NJ and DOJ (Note 5)	(7,500)	—
Loss from discontinued operations	$(9,436)	$(3,391)

Additional channel obligations included in discontinued operations is comprised of larger than anticipated returns of product expiring throughout 2016 and rebates of Abstral sales for which we are responsible through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions over which the Company has no control.
Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that were required in order to market and sell our marketed products prior to our sales of the rights to these commercial products. These expenses include all personnel related costs, marketing, data, consulting, legal, and other outside services necessary to support the commercial operations. During the three months ended March 31, 2017 and 2016, respectively, we incurred $1.6 million and $2.4 million, in selling, general, and administrative expense in discontinued operations, of which $1.6 million and $2.1 million, for the three months ended March 31, 2017 and 2016, respectively, related to legal fees from external counsel associated with Company's cooperation with the USAO NJ and DOJ's investigation of the sales and marketing practices of Abstral. These legal proceedings are disclosed in Note 5 and Part II, Item 1.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2017 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements and below, the Company did not have any material recognizable or unrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, LLC, or "Mills."

This management’s discussion and analysis of financial condition as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Amended Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 15, 2017.

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company developing hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, and our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms. GALE-401 has completed a Phase 2 clinical trial and, subject to completion of the manufacturing of the new formulation and the internal work to prepare the Phase 3 trial for initiation, the asset is ready to advance into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer. GALE-301 and GALE-302 have completed early stage trials in ovarian, endometrial and breast cancers.
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

The chart below summarizes the current status of our clinical development pipeline:

Hematology

GALE-401 (anagrelide controlled release (CR))

GALE-401 contains the active ingredient anagrelide, an FDA-approved product, for the treatment of patients with myeloproliferative neoplasms (MPNs) to lower abnormally elevated platelet levels. The currently available immediate release (IR) version of anagrelide causes adverse events that are believed to be dose and plasma concentration dependent, and may limit the use of the IR version of the drug. Therefore, reducing the maximum concentration (Cmax) and increasing the half-life of the drug is hypothesized to reduce the side effects, while preserving the efficacy, potentially allowing a broader use of the drug.
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
ET is a myeloproliferative blood disorder, and is characterized by the overproduction of platelets in the bone marrow. Elevated platelets alter the normal process of blood coagulation and can lead to thromboembolic events. About a third of patients are asymptomatic at the time of diagnosis. However, many patients develop symptoms during the course of the disease that affect their quality of life.
We have analyzed our data and the treatment landscape for MPNs, with a current focus on ET. Subject to completion of the manufacturing of the new formulation and other internal work to prepare the Phase 3 for initiation, GALE-401 is ready to advance into a Phase 3 clinical trial in ET patients who are intolerant or resistant to hydroxyurea. The trial is designed to compare GALE-401 (drug arm) versus best available therapy (BAT) to include a sizable population of patients treated with anagrelide IR. A productive meeting with the U.S. Food and Drug Administration (FDA) in December 2016 confirmed that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway. We continue to develop the formulation and to take steps towards starting the enrollment of the trial. The Company is evaluating the appropriate time to commence enrollment of the GALE-401 trial and anticipates making a definitive determination in the second half of 2017.
On April 27, 2017, we received a notice from BioVascular, Inc., the licensor of GALE-401 (BVI), of an alleged material breach of our Exclusive License Agreement with BVI, dated December 20, 2013 (BVI License Agreement). BVI maintains that we are in breach of Section 4.5 of the BVI License Agreement. Section 4.5 of the BVI License Agreement generally requires that we use "Commercially Reasonable Efforts" to pursue development and commercialization of a product. BVI claims we have not used "Commercially Reasonable Efforts" to commence a Phase 3 clinical trial of GALE-401. The BVI License Agreement defines "Commercially Reasonable Efforts" to mean "the carrying out of obligations or tasks in a manner consistent with the efforts a similarly situated bio-pharmaceutical company with sufficient resources devotes to research, development, and/or marketing of a pharmaceutical product or products of similar market potential, profit potential or strategic value resulting from its own research efforts or for its own benefit, taking into account technical, regulatory and intellectual property factors, target product profiles, product labeling, costs, economic return, the regulatory environment and competitive market conditions in the therapeutic or market niche, all based on conditions then prevailing." Under the terms of the BVI License Agreement, to the extent we have materially breached our obligations thereunder, we have 90 days to cure such material breach (other than undisputed payment defaults) or such longer period of time as required to cure such breach if we have commenced reasonable actions to cure such breach and continue to diligently cure such breach. We believe we have used "Commercially Reasonable Efforts" in respect of GALE-401. We continue to have discussions with BVI regarding GALE-401. We are not able to predict the manner in which the dispute with BVI will be resolved.

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

NeuVax™ (nelipepimut-S)
NeuVax™ (nelipepimut-S) is a cancer immunotherapy targeting human epidermal growth factor receptor (HER2) expressing cancers. NeuVax is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NeuVax vaccine is combined with granulocyte macrophage-colony stimulating factor (GM-CSF) for injection under the skin, or intradermal administration. Data has shown that an increased presence of circulating tumor cells (CTCs) may predict reduced Disease Free Survival (DFS) and Overall Survival (OS) suggesting a presence of isolated micrometastases, not detectable clinically, but, over time, can lead to recurrence of cancer, most often in distant sites. After binding to the specific HLA molecules on antigen presenting cells, the nelipepimut-S sequence stimulates specific cytotoxic T lymphocytes, or CTLs, causing significant clonal expansion. These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.
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
Our second combination IST is a Phase 2 in HER2 3+ breast cancer patients who have completed neoadjuvant therapy with an approved regimen that includes trastuzumab and fail to achieve a pathological complete response, meaning they have microscopic evidence of residual disease and are therefore at an increased risk of disease recurrence. This multi-center, prospective, randomized, single-blinded Phase 2 trial is enrolling approximately 100 patients with a diagnosis of HER2 3+ breast cancer who are HLA A2+ or HLA A3+ and are determined to be at high-risk for recurrence. High-risk is defined as having received neoadjuvant therapy with an approved regimen that includes trastuzumab but not obtaining a pathological complete response at surgery, or those who undergo surgery as a first intervention and are found to be pathologically node-positive. These high-risk patients are known to have higher recurrence rates than other HER2 3+ breast cancer patients. Eligible patients will be randomized to receive NeuVax + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is disease-free survival. Funding for this trial was awarded through the Congressionally Directed Medical Research Program, funded through the Department of Defense, via a Breast Cancer Research Program Breakthrough Award. In February 2017, the DSMB reported that there were no safety concerns with the trial and the trial is not futile. The pre-specified interim safety analysis was completed on n=50 patients and a poster presentation in April 2017 demonstrated that the agent is well tolerated with no increased cardiotoxicity associated with giving NeuVax in combination with trastuzumab. The recommendation from the DSMB was to continue the HER2 3+ trial unmodified.
A Phase 2 trial clinical with NeuVax as a single agent in patients with ductal carcinoma in situ, or DCIS, is open for enrollment. The trial is being run in collaboration with the National Cancer Institue (NCI), potentially positioning NeuVax as a treatment for earlier stage disease. The trial has an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients. DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct and have not spread outside the duct to other tissues in the breast. DCIS is the most common type of breast cancer. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2015 there were over 60,000 diagnoses of DCIS.
Gastric Cancer: According to the NCI, gastric (stomach) cancer is a disease in which malignant (cancer) cells form in the lining of the stomach. Almost all gastric cancers are adenocarcinomas (cancers that begin in cells that make and release mucus and other fluids). Gastric cancer is the second-most common cancer among males and third-most common among females in Asia and worldwide with over 63,000 new cases a year in India, where an initial clinical trial of NeuVax is planned. Overexpression of the HER2 receptor occurs in approximately 20% of gastric and gastro-esophageal junction adenocarcinomas, predominantly those of the intestinal type. Overall, without regard to the stage of cancer, only approximately 28% of patients with stomach cancer live at least five years following diagnosis and new adjuvant treatments are needed to prevent disease recurrence. We currently have an agreement with Dr. Reddy’s Laboratories to conduct a Phase 2 investigational study in gastric cancer in India.

GALE-301 and GALE-302
Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha. FBP is a well-validated therapeutic target that is highly over-express in ovarian, endometrial and breast cancers, and is the source of immunogenic peptides that can stimulate cytotoxic T lymphocytes (CTLs) to recognize and destroy FBP-expressing cancer cells. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents. These patients suffer a high recurrence rate and most relapse with an extremely poor prognosis. GALE-301 and GALE-302 are immunogenic peptides that consist of a peptide derived from FBP combined with GM-CSF for the prevention of cancer recurrence in the adjuvant setting. GALE-301 is the E39 peptide, while GALE-302 is an attenuated version of this peptide, known as E39’. Two early stage clinical trials have been completed with our FBP peptides in ovarian, endometrial, and breast cancers. In June 2016, the U.S. Food and Drug Administration (FDA) granted two orphan-drug designations for the treatment (including prevention of recurrence) of ovarian cancer: one for GALE-301 (E39), and one for GALE-301 (E39) and GALE-302 (E39’). In March 2016, and oral presentation on the final GALE-301 (E39) Phase 1/2a clinical trial data demonstrated that GALE-301 is well tolerated and, in a small number of patients treated with the optimal dose a statistically significant disease free survival was obtained.
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

Recent Operational Developments

Settlement with the Securities and Exchange Commission

In December 2016, Galena and its former CEO, Mark Ahn, reached an agreement in principle to a proposed settlement that would resolve an investigation by the staff of the Securities and Exchange Commission (SEC) involving conduct in the period 2012-2014 regarding the commissioning of internet publications by outside promotional firms. On April 10, 2017, the SEC issued a cease and desist order that resolves the SEC investigation. The Company has made all relevant payments to the SEC as required by the order. These legal proceedings are further discussed in Note 5 to the condensed consolidated financial statements and Part II, Item 1.

Positive Interim Safety Data on the NeuVax™ (nelipepimut-S) Clinical Trial in Combination with Trastuzumab in High-Risk HER2 3+ Patients

A poster was presented on the NeuVax™ (nelipepimut-S) investigator-sponsored Phase 2 clinical trial (IST) in high-risk, HER2 3+ patients at the American Association for Cancer Research (AACR) Annual Meeting 2017 in Washington, DC on April 4, 2017.  The Phase 2 trial is a multi-center, prospective, randomized, single-blinded, placebo-controlled trial combining NeuVax and trastuzumab in the adjuvant setting to prevent recurrence in HER2-positive (HER2 3+) breast cancer patients. The poster, entitled, “Pre-specified interim analysis in a prospective, randomized phase II trial of trastuzumab vs trastuzumab + NeuVax to prevent breast cancer recurrence in HER2+ breast cancer patients,” presented the interim safety analysis that was initiated after enrollment of the 50th patient in the trial (vaccine group (VG) n=22, control group (CG) n=28).  The analysis demonstrated that the agent is well tolerated with no increased cardiotoxicity associated with giving NeuVax in combination with trastuzumab.

Positive Final GALE-301 (E39) Phase 1/2a Clinical Trial Data

An oral presentation entitled, “Analysis of a Phase I/IIa Trial Assessing E39+GM-CSF, a Folate Binding Protein Vaccine, to Prevent Recurrence in Ovarian and Endometrial Cancer Patients” was given on March 17, 2017 by Dr. Larry Maxwell at the Annual Meeting on Women’s Cancer 2017 hosted by the Society of Gynecologic Oncology. GALE-301 is a cancer immunotherapy consisting of a peptide derived from Folate Binding Protein (FBP) combined with the immune adjuvant, granulocyte macrophage-colony stimulating factor (GM-CSF) for the prevention of cancer recurrence in ovarian and endometrial cancer patients in the adjuvant setting. This final data from the early stage clinical trial demonstrated that GALE-301 is well tolerated and, in a small number of patients treated with the optimal dose a statistically significant disease free survival was obtained.

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

Evaluation of Strategic Alternatives

On January 31, 2017, our Board of Directors announced that it is in the process of engaging an outside advisor to evaluate strategic alternatives for the company focused on maximizing stockholder value. On March 9, 2017, it was announced that Canaccord Genuity, Inc. was engaged as the Company's financial advisor to assist in the review process. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the Company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction.

Resignation of President and Chief Executive Officer

On January 31, 2017, the Company also announced the resignation of Mark W. Schwartz, Ph.D., from his position as President and Chief Executive Officer and as a member of the board of directors of each of Galena Biopharma, Inc. and our subsidiaries, Apthera, Inc. and Mills Pharmaceutical, LLC.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, our net loss was $11.7 million compared with a net loss of $16.5 million for the three months ended March 31, 2016, with the $4.8 million decrease in net loss being primarily attributable to a $6.9 million increase in non-operating income and a $3.9 million decrease in operating loss, partially offset by a $6.0 million increase in loss from discontinued operations. The increase in non-operating income was driven by a $3.9 million non-cash gain on our warrant liability during the three months ended March 31, 2017, compared to a $3.9 million non-cash loss on our warrant liability during the same period for 2016. The decrease in the operating loss was primarily a result of a reduction in research and development expenses with the closing of the PRESENT clinical trial during the third quarter of 2016. The increase in loss from discontinued operations was due to the oral agreement in principle with USAO NJ and DOJ that includes a $7.5 million civil payment recorded during the three months ended March 31, 2017, partially offset by decreased channel obligations and legal defense costs related to our former commercial products. The oral agreement in principle is further discussed in Note 5 to the condensed consolidated financial statements and Part II, Item 1.

(dollars in thousands)	Three Months Ended March 31,
	2017	2016	% Change
Operating loss	$(5,088)	$(8,968)	43%
Non-operating income (expense)	2,806	(4,134)	N/A
Loss from discontinued operations	(9,436)	(3,391)	(178)%
Net loss	$(11,718)	$(16,493)	29%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.09)	$(1.46)	94%
Basic and diluted net loss per share, discontinued operations	$(0.36)	$(0.38)	5%
Basic and diluted net loss per share	$(0.45)	$(1.84)	76%

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, compensation-related costs for our employees dedicated to research and development activities, and licensing fees and patent prosecution costs. Research and development expense for the three months ended March 31, 2017 and 2016, respectively, was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016	% Change
Research and development expense	$2,362	$5,443	(57)%

The majority of our research and development expenses for the three months ended March 31, 2017 relate to internal work on our GALE-401 asset as it is being prepared to enter a Phase 3 study and our three ongoing investigator sponsored studies with NeuVax. The 57% decrease in research and development costs was due to the close down of our Phase 3 PRESENT trial upon the recommendation of the IDMC in the third quarter of 2016. In addition, research and development headcount has been reduced from seven at December 31, 2016 to four at March 31, 2017 and focused on managing outside service providers in order to preserve capital and remain focused on our ongoing development programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. General and administrative expense for the three months ended March 31, 2017 and 2016, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	% Change
General and administrative expense	$2,726	$3,525	(23)%

The 23% decrease in selling, general, and administrative expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was driven by a $0.4 million decrease in directors and officer's insurance, as well as a $0.3 million decrease in non-cash stock based compensation. In addition, headcount has been reduced with the resignation of our former Chief Executive Officer on January 31, 2017 and focused on managing outside service providers in order to preserve capital.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2017 and 2016, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	% Change
Change in fair value of warrants potentially settleable in cash	$3,892	$(3,873)	(200)%
Interest expense, net	(973)	(91)	969%
Change in fair value of the contingent purchase price liability	(113)	(170)	(34)%
Total non-operating income (expense), net	$2,806	$(4,134)	(168)%

The changes in our net non-operating income (expense) during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a significant decrease in the fair value of warrants accounted for as liabilities. This decrease in the estimated fair value of our warrant liabilities was primarily due to the decrease in our common stock price, which is one of the most impactful inputs to the pricing model we use to estimate the fair value of our warrant liabilities. The gain on our warrants liabilities was partially offset by a $0.9 million increase in interest expense. The increase in interest expense is due to $1.0 million of non-cash interest expense and non-cash amortization of debt issuances costs during the three months ended March 31, 2017 related to the Debenture we issued May 10, 2016 as described above under "Item 1. Financial Statements - Note 4, Long-term Debt (the Debenture).

The change in fair value of warrants and the change in contingent purchase price consideration are both non-cash. Management believes these adjustments may not always accurately reflect the operating, economic activities, or obligations undertaken by the Company.

Income Taxes

For the three months ended March 31, 2017 and 2016, there was no income tax benefit or expense recognized.

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

The following table represents the components attributable to the commercial operations that are presented in the condensed consolidated statements of operations as discontinued operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Additional channel obligations	(322)	(1,010)
Selling, general, and administrative	(1,614)	(2,381)
Settlement associated with USAO NJ and DOJ (Note 5)	(7,500)	—
Loss from discontinued operations	$(9,436)	$(3,391)
Discontinued operations are comprised of net revenue, cost of revenue, and expenses attributable to our commercial operations, which were sold in the fourth quarter of 2015.
•Additional Channel Obligations included in discontinued operations in the first quarter of 2016 is comprised of larger than anticipated rebates of Abstral sales that we were responsible for through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions. The increase in rebates was partially offset by lower than expect patient assistance program reimbursement. The additional channel obligations for the first quarter of 2017 relate to adjusted Medicaid billings from previous quarters since the first quarter of 2014 and trailing returns from our former commercial products expiring in the fourth quarter of 2016.
•Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that are required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outside services necessary to support the commercial operations. During the three months ended March 31, 2017 and 2016, we incurred $1.6 million and $2.4 million, respectively, in selling, general, and administrative expense in discontinued operations, of which $1.6 million and $2.1 million, respectively, related to legal expenses from external counsel associated with the Company's cooperation with the USAO NJ and DOJ's investigation of the sales and marketing practices of Abstral. We expect the expenses to wind down in the second quarter of 2017 as an oral agreement was reached as described below. These legal proceedings are further disclosed in Part II, Item 1. These legal proceedings are disclosed in Note 5 to the condensed consolidated financial statements and Part II, Item 1.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $27.6 million as of March 31, 2017, compared with $18.1 million as of December 31, 2016.

The increase of approximately $9.6 million in our cash and cash equivalents from December 31, 2016 to March 31, 2017 was attributable primarily to $15.5 million in net proceeds from issuance of common stock and warrants to purchase common stock and $4.5 million in redemptions of our debenture paid by the Company in shares of our common stock. The increase was partially offset by $10.4 million used in operating activities.

In addition to the funds raised through underwritten public offerings and the Debenture, we maintain a purchase agreement with Lincoln Park Capital LLC (LPC) and At Market Issuance Sales Agreements (collectively, the ATM) with future availability of $2.0 million and $19.1 million, respectively subject to certain terms and conditions. We cannot currently use the ATM and the purchase agreement with LPC because the Company is not currently eligible to use a Form S-3 registration statement, and it does not expect to be eligible to use a Form S-3 registration statement until late April 2018 at the earliest. Once we become eligible to use a Form S-3 registration statement we expect to be able to use the ATM and our purchase agreement to fund our operations going forward, subject to terms of those instruments. However, even if we become eligible to use a form S-3 registration statement in April 2018, unless the market value of our common stock held by non-affiliates of the Company increases to at least $75 million, we will be limited in the amounts we may sell under Form S-3.

On January 31, 2017, the Company announced that it is in the process of evaluating strategic alternatives focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this review include continuing to advance the clinical programs as a stand-alone entity, a sale of the company, a business combination, merger or reverse merger, and a license or other disposition of corporate assets of the Company. There is no set timetable for this process and there can be no assurance that this process will result in a transaction. While the Company evaluates its strategic alternatives, our investigator-sponsored immunotherapy trials remain ongoing. With the confirmation from the FDA that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway in patients with ET who are intolerant or resistant to hydroxyurea, we have developed a path forward for GALE-401 in the treatment of ET. Internal work is ongoing including the completion of the manufacturing of the new formulation to prepare the Phase 3 trial for initiation. The Company has focused on reducing expenditures in order to preserve liquidity while pursuing a strategic alternative.

We expect to continue to incur operating losses as we continue to advance our product candidates through the drug development and the regulatory process. In the absence of revenue, our potential sources of operational funding are proceeds from the sale of equity, funded research and development payments, debt financing arrangements, and payments received under partnership and collaborative agreements. The Company cannot provide assurances that its plans for sources and uses of cash will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. While the Company is working toward the development of each of its product candidates, the Company is evaluating its strategic alternatives, including its ability to raise additional capital, whether through a sale of equity or debt securities, a strategic business transaction, the establishment of other funding facilities, licensing arrangements, asset sales or other means. Unless we engage in a strategic transaction, we will need to raise additional capital to fund our operations.

We believe that our existing cash and cash equivalents should be sufficient to fund our operations for at least twelve months from the date that the unaudited condensed consolidated financial statements as of March 31, 2017 were issued. This projection is based on our current limited operations and estimates of resolution and legal expenses associated with the ongoing government investigation and legal matters pending against the Company, and is subject to changes in our operating plans, legal matters, uncertainties inherent in our business, strategic alternatives outcomes, that could individually or in the aggregate cause us to need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cash flows from continuing operations:
Cash flows used in continuing operating activities	$(5,400)	$(9,741)
Cash flows used in continuing investing activities	(18)	(6)
Cash flows provided by continuing financing activities	19,979	19,251
Total cash flows provided by continuing operating activities	14,561	9,504

Cash flows from discontinued operations:
Cash flows used in discontinued operating activities	(5,004)	(3,475)
Cash flows used in discontinued investing activities	—	(1,050)
Total cash flows used in discontinued operations	(5,004)	(4,525)

Total cash flows:
Cash flows used in operating activities	(10,404)	(13,216)
Cash flows used in investing activities	(18)	(1,056)
Cash flows provided by financing activities	19,979	19,251
Total increase in cash and cash equivalents	$9,557	$4,979

Net Cash Flow from Operating Activities

Net cash used in operating activities decreased $2.8 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in cash used in operating activities was driven by a $4.3 million decrease in cash used in continuing operations, partially offset by an increase of $1.5 million cash used in our discontinued operating activities. The decrease in total net cash used in continuing operating activities was due to the termination of our Phase 3 PRESENT trial during the third quarter of 2016.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $0.0 million for the three months ended March 31, 2017, and $1.1 million for the three months ended March 31, 2016. The $1.1 million paid in the first quarter of 2016 related to payments of selling costs incurred from the sale of our commercial assets in the fourth quarter of 2015.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $20.0 million for the three months ended March 31, 2017, compared with $19.3 million for the three months ended March 31, 2016. The financing activities during the three months ended March 31, 2017 consisted of $15.5 million in net proceeds from issuance of common stock and warrants to purchase common stock and $4.5 million in redemptions of the Debenture paid by the Company in shares of our common stock. The financing activities during the three months ended March 31, 2016 consisted of $20.2 million in net proceeds from the issuance of common stock and warrants to purchase common stock, partially offset by $1.0 of principal payments on long-term debt.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2016, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2016 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three months ended March 31, 2017. Readers are encouraged to read our Annual Report on Form 10-K for the year ended December 31, 2016 in conjunction with this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and our principal financial officer (the “Certifying Officer”) evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure. We are not currently eligible to use a short-form Form S-3 registration due to our failure to timely file multiple current reports on Form 8‑K relating to our unregistered sales of equity securities under the Debenture, which we resolved by the filing of an 8-K on May 2, 2017. Management intends to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors. Based on these evaluations, the Certifying Officer has concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a)
our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)
our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework (2013) issued by the COSO, our Interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 13, 2016, the Company filed a complaint in the Circuit Court for the County of Multnomah for the State of Oregon against Aon Risk Insurance Services West, Inc. where we are seeking attorney's fees, costs and expenses incurred by us related to our coverage dispute with a certain insurer and for amounts we were required to contribute to the settlements of In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer's failure to pay its full policy limits of liability and other relief. We are currently engaged in written discovery.

On February 13, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v Galena Biopharma, Inc., et al. The actions assert that the defendants failed to disclose that Galena's promotional practices for Abstral were allegedly improper and that the Company may be subject to civil and criminal liability, and that these alleged failures rendered the Company’s statements about its business misleading. Two groups of shareholders and one individual shareholder filed three motions to be appointed lead plaintiff on April 14, 2017 and April 17, 2017. Subsequently, one of the shareholders groups withdrew its motion for lead plaintiff status and the individual shareholder notified the court that he does not object to the appointment of the remaining shareholder group as lead plaintiff. The Court has not yet appointed a lead plaintiff and we anticipate a court ruling on such motions during the second quarter of 2017. Thereafter, once lead plaintiff’s counsel has been designated, we expect that an amended complaint will be filed. Within the time allowed under the federal rules and statutes, the Company and the other defendants, former and current officers, will respond to the amended complaints through an appropriate pleading or motion.

On March 16, 2017, a complaint entitled Keller v. Ashton, CA No. 2:17-cv-01777 was filed in the U.S. District Court for the District of New Jersey against the Company's current directors and the Company, as a nominal defendant. The complaint purports to assert derivative claims for breach of fiduciary duty on Galena's behalf against its directors based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The Company's response to the complaint is currently due on June 1, 2017; however, the parties have agreed to stay all proceedings pending resolution of motions to dismiss in the securities litigations described above. The agreement to stay proceedings has received approval from the Court.

The Company also received a stockholder demand dated April 14, 2017, pursuant to 8 Del. C. Sec. 220, from a shareholder (Albert Zhang) demanding access to the company's books and records relating to its sales of Abstral and the U.S. Attorney's investigation into the company's sale of Abstral in order for Mr. Zhang to determine, among other things, whether to file a derivative lawsuit against Galena's management and directors. The Company is currently in the process of responding to the demand.

On April 27, 2017, a putative shareholder class action was filed in the Chancery Court of Delaware entitled Patel vs. Galena Biopharma, Inc. et. al, CA No. 2017-0325 alleging breaches of Section 225 of the Delaware General Corporation Law and breaches of fiduciary duties by the board of directors regarding the voting results of authorized share and the reverse stock split proposals in the proxy statements for the July 2016 and October 2016 stockholder meetings. The plaintiff has moved for expedited consideration of its Section 225 claim. The Company and the other defendants, former and current directors, will respond to the complaint through an appropriate pleading or motion filed within the time allowed under Delaware law.

Regarding the criminal trial of the two of the high-prescribing physicians of Abstral that began in January 2017 by the U.S. Attorney’s Office of the Southern District of Alabama (SDAL), the criminal trial concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts; sentencing is currently scheduled for May 2017. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. To our knowledge, we were not a target or subject of the investigation conducted by the SDAL.

With respect to the criminal and civil investigation conducted by the U.S. Attorney’s Office for the District of New Jersey (“USAO NJ “) and the Department of Justice (“DOJ”), the Company has now reached an oral agreement in principle with USAO NJ and DOJ regarding the material terms of a settlement related to the USAO NJ and DOJ's investigation. The final terms and details of this settlement are subject to change pending the completion and execution of a definitive settlement agreement among the Company and the USAO NJ and DOJ as well as the settlement of any claims that might be made by state agencies and federal agencies such as U.S. Department of Defense, the Office of Personnel Management, the Office of Inspector General for the U.S. Department of Health and Human Services. The agreement in principle involves a non-criminal resolution and a civil payment, the terms of which will be negotiated with the USAO NJ and DOJ, of approximately $7.5 million, plus interest accrued since the date of reaching an agreement in principle, in return for a release of government claims in connection with the investigation. There is no assurance that the Company will be able to complete a definitive settlement agreement on the final terms of the oral agreement in principle including its financial impact or any future adjustment to the financial statements. The $7.5 million civil payment is accrued as of March 31, 2017 and is presented in discontinued operations in the statement of operations.

On April 10, 2017, the Securities and Exchange Commission issued a cease and desist order against the Company and the former CEO, Mark Ahn, requiring each of them to cease and desist from any future violations of Sections 5(a), 5(b), 5(c), 17(a), and 17(b) of the Securities Act of 1933, as amended (the "Securities Act"), and Section 10(b), 13(a), and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and various rules thereunder (the "SEC Order"). Sections 5(a) and 5(c) of the Securities Act generally prohibit the offer and sale of unregistered securities absent an applicable exemption from registration. Section 5(b) of the Securities Act prohibits the use of a nonconforming prospectus. Sections 17(a) and 17(b) of the Securities Act and Section 10(b) of the Exchange Act generally prohibit fraudulent conduct in the offer or sale of securities and in connection with the purchase or sale of securities. Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder require the Company to file annual and quarterly reports that disclose certain information, including information regarding the sale of all securities not registered under the Securities Act, and to include such further information as may be necessary to make the required statements, in the light of the circumstances under which they are made, not misleading. Section 13(b)(2)(A) of the Exchange Act requires the Company to make and keep books, records, and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer. The Company and the former CEO did not admit or deny the findings in the order. Based upon the order, the Company made a $200,000 penalty payment as well as a payment of approximately $750,000, which was the indemnification payment of our former CEO for the disgorgement and prejudgment interest payment that he was required to pay by the order. The Company made such indemnification payment after a special committee of our Board of Directors determined that we were required under Delaware law to indemnify our former CEO for the disgorgement and prejudgment interest payment. The former CEO also made a penalty payment of $600,000. As a result of the SEC Order, Galena may not use certain exemptions from registration under the federal securities laws, including Regulation A and Regulation D. In addition, Galena is an "ineligible issuer" as the term is defined under Rule 405 promulgated under the Securities Act.

ITEM 1A. RISK FACTORS
Some of the information contained in this quarterly report may include forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws and otherwise. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, statements about future expectations, plans and prospects for the final agreements among the USAO NJ and the DOJ and the Company, the settlement terms among USAO NJ, DOJ and the Company, the settlement of any claims that might be made by state agencies in the future, the settlement terms with federal agencies such as U.S. Department of Defense, the Office of the Personnel Management, the Office of the Inspector General for the U.S. Department of Health and Human Services, and other future events. These factors also include, but are not limited to, those factors set forth in the sections entitled ” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this quarterly report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this quarterly report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this forward-looking statement.
In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, you should consider the following new or updated risk factors:
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

There have also been federal and state investigations of a company that has a product that competes with Abstral in the same therapeutic class, and we have learned that the FDA and other governmental agencies are investigating our Abstral promotion practices. In December 2015, the Company announced it had received a subpoena from the U.S. Attorney’s Office for the District of New Jersey (“ USAO NJ”) requesting the production of a broad range of documents pertaining to marketing and promotional practices related to ABSTRAL® (fentanyl) Sublingual Tablets, a product which it sold to Sentynl Therapeutics Inc. for aggregate gross consideration of $12 million in November 2015. In January 2016, the Company announced that the USAO NJ and Department of Justice (“DOJ”) were conducting a criminal and civil investigation of the Company as well as possibly one or more current and/or former employees. The Company has now reached an oral agreement in principle with USAO NJ and DOJ regarding the material terms of a settlement related to the USAO NJ and DOJ's investigation. The final terms and details of this settlement are subject to change pending the completion and execution of a definitive settlement agreement among the Company and the USAO NJ and DOJ as well as the settlement of any claims that might be made by state agencies and federal agencies such as U.S. Department of Defense, the Office of Personnel Management, the Office of Inspector General for the U.S. Department of Health and Human Services. The agreement in principle involves a non-criminal resolution agreement and a civil payment, the terms of which will be negotiated with the USAO NJ and DOJ, of approximately $7.5 million, plus interest accrued since the date of reaching an agreement in principle, in return for a release of government claims in connection with the investigation. There is no assurance that the Company will be able to complete a definitive settlement agreement on the final terms of the oral agreement in principle including its financial impact or any future adjustment to the financial statements.
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
Risks Relating to Our Development Programs
If we fail to meet our obligations under our license agreements, we may lose the ability to develop our product candidates

Our business depends on our ability to license therapeutic compounds from third parties. If we fail to meet our obligations under our license agreements, we may lose the ability to develop our product candidates, which would adversely affect our business. As discussed above, on April 27, 2017, we received a notice from BVI, the licensor of the GALE-401, of an alleged material breach of our BVI License Agreement. BVI maintains that we have not used "Commercially Reasonable Efforts" to start the Phase 3 trial of GALE-401. While we believe we have used "Commercially Reasonable Efforts" in respect of GALE-401, we are not able to predict the manner in which this dispute with BVI will be resolved. If we are unable to maintain our rights to GALE-401 or any of our other product candidates, the development of the products associated with those rights would be delayed or suspended altogether, which could have a material adverse effect on our business.

Risks Relating to Our Financial Position and Capital Requirements

We are conducting a review of strategic alternatives for the Company, including evaluating potential paths forward for NeuVax, GALE 301/302 and GALE-401 that could significantly impact our future operations and financial position.

In January 2017, we announced that our Board of Directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, our board of directors is reviewing alternatives with the goal of maximizing stockholder value. Potential strategic alternatives that we may explore and evaluate during the ongoing review process include, among others, a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of corporate assets of the company. Pending any decision to change strategic direction, we have limited our research and development activities to manage our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop NeuVax, GALE 301/302 and GALE-401, or all of the products, we will need to obtain substantial additional funding. Such funding is constrained by the disqualifications to use Regulation A and Regulation D of the Securities and Exchange Commission regulations arising from the cease and desist order issued by the Securities and Exchange Commission on April 10, 2017 in the stock promotion practices investigation. In addition, our current ineligibility to use a Form S-3 registration statements which prohibits us from being able to use of the ATMs and LPC facilities. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.
We may not be able to obtain sufficient financing, and may not be able to develop our product candidates.
We had cash and cash equivalents of approximately $27.6 million as of March 31, 2017. We had no revenue during the quarter ended March 31, 2017, and our cash burn from operations for the quarter ending March 31, 2017 was approximately $10.4 million. We believe that our existing cash and cash equivalents should be sufficient to fund our operations for at least on year from the date of issuance of the Company's consolidated financial statements for the quarter ended March 31, 2017. This projection is based on our current limited planned operations, anticipated payments for defense costs for the governmental investigation, payments of the resolution of the SEC investigation, estimates of the potential resolution of the Abstral governmental investigation, estimates of the defense costs to defend the certain securities litigation and other matters, our impaired ability to raise funds, and is also subject to changes in our operating plans, unanticipated developments in the ongoing government investigation and other legal matters and uncertainties inherent in our business. We may need to seek to replenish our existing cash and cash equivalents over this calendar year.
In addition, we had approximately $13.2 million of restricted cash associated with our Debenture as of March 31, 2017. We negotiated an amendment with the holder of the debt that reduces the restricted cash amount to the lesser of $18.5 million or the outstanding balance of the Debenture under certain conditions. We cannot currently use the ATM and the purchase agreement with LPC because the Company is not currently eligible to use a Form S-3 registration statement, and it does not expect to be eligible to use a Form S-3 registration statement until late April 2018 at the earliest. However, even if we become eligible to use a Form S-3 registration statement in April 2018, unless the market value of our common stock held by non-affiliates of Company increases to $75 million, we will be limited in the amounts we may sell under Form S-3.
We received a notice of delisting from NASDAQ on March 24, 2017 because our stock price was below the required $1.00 per share for more than 30 consecutive trading days. We are not able to predict whether our stock price and/or the volume of shares post reverse stock split will be sufficient based upon the current stock price to meet the Company’s ongoing financing requirements to maintain the Company’s operations.
If we fail to obtain additional future funding when needed, we could be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company. We may not be able to meet our obligations as they come due, which would raise substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guaranty that we will become profitable or secure additional financing.

We expect to continue to incur significant operating and non-operating expenses, which may make it difficult for us to secure sufficient financing, and may lead to uncertainty about our ability to continue as a going concern.
Substantial funds were expended to develop our technologies and product candidates, and additional substantial funds will be required for further clinical trials of our product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate enough revenue, even if we are able to commercialize any of our product candidates, to become profitable.
In the event that we are unable to obtain additional financing if needed or if we incur significant expense related to, among other things, the resolution of the ongoing government investigation and defense of the putative shareholder class-action complaints, we may not be able to meet our obligations as they come due, that in turn may raise substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no assurance that we will secure additional financing if we need such financing. Our financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, defense costs related to the recent securities lawsuits, resolution of the ongoing government investigation, the acceleration or modification of our expansion plans, increased expenses, our current inability to use a Form S-3 registration statements and even if we could use a Form S-3 registration statement limitations on the amounts that could we could sell on a Form S-3 due to our low market capitalization, potential acquisitions or other events may affect our ability to continue as a going concern. Future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our security holders or may otherwise adversely affect our business.
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

Risks Relating to Ownership of Our Common Stock
Our common stock trades at prices less than $1.00, which is the minimum bid price requirement under NASDAQ’s continued listing standards, as such our common stock may be subject to delisting from the NASDAQ Capital Market.
On March 24, 2017, Galena Biopharma, Inc. (the “Company”) received a notice (the “Notice”) from The NASDAQ Stock Market (“NASDAQ”) stating that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the requirements for continued inclusion on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until September 20, 2017, to regain compliance with this minimum bid price requirement. The Notice has no immediate effect on the NASDAQ listing or trading of the Company’s common stock. If at any time before that date the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify the Company that it has achieved compliance with the NASDAQ Rule. If the Company does not regain compliance with the $1.00 minimum bid price requirement within the initial 180 day grace period, the Company will receive a second 180 day grace period provided the Company has at least $1,000,000 in market value of shares held by non-affiliates and satisfies the other listing requirements for initial listing on the NASDAQ Capital Market and notifies NASDAQ of its intent to cure the listing deficiency. If NASDAQ determines that it is not possible for the Company to cure the deficiency during the second 180 day grace period, then such 180 day grace period will not be granted and the Company expects that NASDAQ would provide written notification to the Company that its securities are subject to delisting. Upon receipt of such delisting letter, the Company may request a hearing before the NASDAQ Listing Qualifications Panel (“the Panel”), which will stay the delisting process pending the decision of the Panel. At the hearing the Company would provide a plan to regain compliance. If the Panel decides to continue with delisting of the Company, the Panel’s decision may be appealed to the NASDAQ Listing and Hearing Review Council but such appeal will not stay the delisting process. The Company will continue to monitor the closing bid price for its common stock and consider its available options to regain compliance with the NASDAQ minimum bid requirements, which may include applying for an extension of the compliance period or appealing to the Panel.
On January 18, 2017, we received an inquiry from NASDAQ Listing Qualifications Department seeking information in connection with the subpoenas issued to the Company by the US Attorney’s Office for the District of New Jersey and the U.S. Attorney’s Office for the Southern District of Alabama. We responded to the inquiry on February 1, 2017 and March 31, 2017. We have not received any follow-up inquiries from NASDAQ. If we are not in compliance with the listing requirements under NASDAQ Listing Rule 5502(a)(2), we could be delisted by NASDAQ.
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
The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2017 and May 9, 2017, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $0.52 to a high of $2.41 as adjusted for the reverse stock split effected in November 2016. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

On April 10, 2017, the Securities and Exchange Commission issued a cease and desist order against the Company and the former CEO, Mark Ahn, requiring each of them to cease and desist from any future violations of Sections 5(a), 5(b), 5(c), 17(a), and 17(b) of the Securities Act of 1933, as amended (the "Securities Act"), and Section 10(b), 13(a), and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and various rules thereunder (the "SEC Order"). Based upon the order, the Company made a $200,000 penalty payment as well as a payment of approximately $750,000, which was the indemnification payment of our former CEO for the disgorgement and prejudgment interest payment that he was required to pay by the order. The Company made such indemnification payment after a special committee of our Board of Directors determined that we were required under Delaware law to indemnify our former CEO for the disgorgement and prejudgment interest payment. The former CEO also made a penalty payment of $600,000. As a result of the SEC Order, Galena may not use certain exemptions from registration under the federal securities laws, including Regulation A and Regulation D. In addition, Galena is an "ineligible issuer" as the term is defined under Rule 405 promulgated under the Securities Act.

On February 13, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v Galena Biopharma, Inc., et al. Lead plaintiff motions have been filed and we anticipate a court ruling on such motions during the second quarter of 2017. Thereafter, once lead plaintiff’s counsel has been designated, we expect that an amended complaint will be filed. Within the time allowed under the federal rules and statutes, the Company and the other defendants, former and current officers, will respond to the amended complaints through an appropriate pleading or motion.

The Company also received a stockholder demand dated April 14, 2017, to inspect the Company's books and records under Section 220 of the Delaware General Corporation law. The Company has advised counsel for the putative shareholder that it has received the demand and will discuss its scope and purpose without waiving any objections it may have to the demand.

On April 27, 2017, a putative shareholder class action was filed in the Chancery Court of Delaware entitled Patel vs. Galena Biopharma, Inc. et. al, CA No. 2017-0325 alleging breaches of Section 225 of the Delaware General Corporation Law and breaches of fiduciary duties by the board of directors regarding the voting results of authorized share and the reverse stock split proposals in the proxy statements for the July 2016 and October 2016 stockholder meetings. The plaintiff has moved for expedited consideration of its Section 225 claim. The Company and the other defendants, former and current directors, will respond to the complaint through an appropriate pleading or motion filed within the time allowed under Delaware law. We can make no assurances as to the time or resources that will need to be devoted to this matter or its outcome, or the impact, if any, that this matters may have on our business, financial condition or the number of authorized shares, trading price of our common stock, or use of our common stock to satisfy our obligations under the Debenture and outstanding warrants.

Regarding the criminal trial of the two of the high-prescribing physicians of Abstral that began in January 2017, the criminal trial concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts; sentencing is currently scheduled for May 2017. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. To our knowledge, we were not a target or subject of the investigation conducted by the U.S. Attorney’s Office of the Southern District of Alabama.

With respect to the criminal and civil investigation conducted by the U.S. Attorney’s Office for the District of New Jersey and the Department of Justice, we have an oral agreement in principle with USAO NJ and DOJ regarding the material terms of a settlement related to the USAO NJ and DOJ's investigation. The final terms and details of this settlement are subject to change and pending the completion and execution of a definitive settlement agreement between the Company and the USAO NJ and DOJ as well as the settlement of any claims that might be made by state agencies and federal agencies such as U.S. Department of Defense, the Office of Personnel Management, the Office of Inspector General for the U.S. Department of Health and Human Services. The agreement in principle involves a non-criminal resolution and a civil payment, the terms of which will be negotiated with the USAO NJ and DOJ, of approximately $7.5 million, plus interest accrued since the date of reaching an agreement in principle, in return for a release of government claims in connection with the investigation. There is no assurance that the Company will be able to complete a definitive settlement agreement on the terms of the oral agreement in principle or at all.

We may be subject to legal or administrative actions as a result of these matters, or the impact of such matters, or other unrelated matters. If we are found to be in violation of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, federal or state securities laws, or any other applicable state or any federal fraud and abuse laws, we may be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs or by the SEC. We can make no assurances as to the time or resources that will need to be devoted to these matters or their outcome, or the impact, if any, that these matters or any resulting legal or administrative proceedings may have on our business or financial condition but any further action in respect of any such matter by a governmental agency could have a material adverse effect on our results of operation and our business and business prospects.
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

As of March 31, 2017, we had reserved for issuance 558,000 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $37.68 per share and 19,570,000 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $4.62 per share. Upon exercise of these options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.
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
The Debenture we entered into in May 2016 has resulted, and may continue to result, in significant dilution to the holders of our common stock.
As of May 1, 2017, (i) there were 37,435,524 shares of common stock outstanding and (ii) 9,131,868 shares of common stock had been issued by the Company pursuant to the terms of the Debenture issued by the Company on May 10, 2016 (Debenture). Assuming all the shares issuable pursuant to the terms of the Debenture subsequent to May 1, 2017 are issued at a Stock Payment Price of $0.35, the lowest Stock Payment Price (as such term is defined above) permitted under the Minimum Stock Price Payment Condition (as such term is defined above), the Company estimates that the maximum number of shares of common stock that the Company could issue pursuant to the terms of the Debenture subsequent to May 1, 2017 is 45,000,000. See "Item 1. Financial Statements - Note 4, Long-Term Debt" for a description of the terms of the Debenture.
We did not have effective disclosures controls and procedures as of March 31, 2017, and further lapses in our disclosure controls and procedures could result in our failure to provide accurate and timely disclosures to our investors.
We are not currently eligible to use a short-form Form S-3 registration due to our failure to timely file multiple current reports on Form 8‑K relating to our unregistered sales of equity securities under the Debenture, which we resolved by the filing of an 8-K on May 2, 2017. As a result, our principal executive and principal financial officer has concluded that we did not have effective disclosure controls and procedures as of March 31, 2017. Management intends to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
4.1	Form of Warrant Agreement, including the Form of Warrant, issued by Galena Biopharma, Inc. to the Investors on February 13, 2017	8-K	4.1	February 10, 2017
4.7	Waiver dated December 14, 2016 to the Securities Purchase Agreement, dated as of May 10, 2016 by and between Galena Biopharma Inc. and JGB Newton, Ltd.	8-K	10.3	February 7, 2017
10.1	Separation Agreement and General Release between Mark W. Schwartz and Galena Biopharma, Inc. executed on January 31, 2017 * †
10.2	Amendment to Employment Agreement between Galena Biopharma, Inc. and Stephen Ghiglieri, dated as of February 21, 2017 †	8-K	10.1	February 21, 2017
10.3	Retention Agreement between Stephen Ghiglieri and Galena Biopharma, Inc. dated February 23, 2017 *†
10.4	Retention Agreement between Bijan Nejadnik and Galena Biopharma, Inc. dated February 23, 2017 *†
10.5	Retention Agreement between John Burns and Galena Biopharma, Inc. dated February 23, 2017 *†
10.6	Retention Agreement between Thomas J. Knapp and Galena Biopharma, Inc. dated February 23, 2017 *†
10.26	Second Amendment to the Purchase Agreement, dated as of February 6, 2017, by and between Galena Biopharma, Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	February 7, 2017
10.37	Third Amendment, dated February 7, 2017, to Employment Offer Letter effective June 25, 2015, between Galena Biopharma, Inc. and Thomas J. Knapp†	8-K	10.2	February 7, 2017
31.1	Sarbanes-Oxley Act Section 302 Certifications of Stephen F. * Ghiglieri.**
32.1	Sarbanes-Oxley Act Section 906 Certifications of Stephen F. ** Ghiglieri.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation.*
101.DEF	XBRL Taxonomy Extension Definition.*
101.LAB	XBRL Taxonomy Extension Label.*
101.PRE	XBRL Taxonomy Extension Presentation.*
101.PRE	XBRL Taxonomy Extension Presentation.*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Stephen F. Ghiglieiri

Stephen F. Ghiglieri
Interim Chief Executive Officer and Chief Financial Officer

Date: May 10, 2017