Form 10-Q
period 2017-06-30
Galena Biopharma, Inc.
filed 2017-08-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 31, 2017, Galena Biopharma, Inc. had outstanding 38,405,072 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

GALENA BIOPHARMA, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2017

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information contained in this quarterly report may include forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, business combination transactions, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws and otherwise. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, statements about future expectations, plans and prospects for the completion of the Proposed Merger as defined in Note 1 of the condensed consolidated financial statements below, final agreements among the USAO NJ and the DOJ and the Company, the settlement terms among USAO NJ, DOJ and the Company, the settlement of any claims that might be made by state agencies in the future, the settlement terms with federal agencies such as U.S. Department of Defense, the Office of the Personnel Management, the Office of the Inspector General for the U.S. Department of Health and Human Services, and other future events. These factors also include, but are not limited to, those factors set forth in the sections entitled ” Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this quarterly report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this quarterly report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this forward-looking statement.
Additional Information about the Proposed Merger between Galena and SELLAS and Where to Find It

In connection with the Proposed Merger, Galena and SELLAS intend to file relevant materials with the Securities and Exchange Commission (the “SEC”), including a registration statement on Form S-4 that will contain a proxy statement / prospectus / information statement. Galena and SELLAS will mail the final proxy statement / prospectus / information statement to their respective stockholders. Investors and stockholders of Galena and SELLAS are urged to read these materials when they become available because they will contain important information about Galena, SELLAS and the Proposed Merger. The proxy statement / prospectus / information statement and other relevant materials (when they become available), and any other documents filed by Galena with the SEC, may be obtained free of charge at the SEC web site at www.sec.gov. In addition, copies of the documents filed with the SEC by Galena will be available free of charge on the Company’s website at www.galenabiopharma.com (under “Investors” - “Financials”) or by directing a written request to: Galena Biopharma, Inc., 2000 Crow Canyon Place, Suite 380, San Ramon, CA 94583, Attention: Investor Relations or by email to ir@galenabiopharma.com. Investors and stockholders are urged to read the proxy statement / prospectus / information statement and the other relevant materials when they become available before making any voting or investment decision with respect to the Proposed Merger.

Non-Solicitation

This communication shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities in connection with the Proposed Merger shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Participants in the Solicitation

Galena and its directors and executive officers and SELLAS and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of Galena in connection with the proposed transaction. Information regarding the special interests of these directors and executive officers in the Proposed Merger will be included in the proxy statement / prospectus / information statement referred to above. Additional information regarding the directors and executive officers of Galena is also included in the Galena Annual Report on Form 10-K for the year ended December 31, 2016 and the proxy statement for its 2017 Annual Meeting of Stockholders, which was filed with the SEC on April 20, 2017. These documents are available free of charge at the SEC’s website (www.sec.gov) the Investors section of Galena’s website at the address above and from Investor Relations at Galena at the addresses provided above.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,073	$18,083
Restricted cash	13,597	18,022
Prepaid expenses and other current assets	434	581
Current assets of discontinued operations	189	813
Total current assets	32,293	37,499
Equipment and furnishings, net	148	199
In-process research and development	12,864	12,864
GALE-401 rights	9,255	9,255
Goodwill	5,898	5,898
Deposits and other assets	96	96
Total assets	$60,554	$65,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385	$840
Accrued expenses and other current liabilities	2,634	4,292
Litigation settlement payable	1,300	950
Fair value of warrants potentially settleable in cash	8,510	1,860
Current portion of long-term debt	13,025	16,397
Current liabilities of discontinued operations	8,685	6,059
Total current liabilities	34,539	30,398
Deferred tax liability	5,661	5,661
Contingent purchase price consideration	1,227	1,095
Total liabilities	41,427	37,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 37,469,274 shares issued and 37,435,524 shares outstanding at June 30, 2017; 15,224,223 shares issued and 15,190,473 shares outstanding at December 31, 2016	4	2
Additional paid-in capital	346,026	335,436
Accumulated deficit	(323,054)	(302,932)
Less treasury shares at cost, 33,750 shares	(3,849)	(3,849)
Total stockholders’ equity	19,127	28,657
Total liabilities and stockholders’ equity	$60,554	$65,811

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,044	$6,175	$4,406	$11,618
General and administrative	2,867	3,117	5,593	6,642
Total operating expenses	4,911	9,292	9,999	18,260
Operating loss	(4,911)	(9,292)	(9,999)	(18,260)
Non-operating income (expense):
Litigation settlements	(1,300)	(1,800)	(1,300)	(1,800)
Change in fair value of warrants potentially settleable in cash	(185)	14,392	3,707	10,520
Interest expense, net	(687)	(519)	(1,660)	(611)
Change in fair value of the contingent purchase price liability	(19)	5,497	(132)	5,327
Total non-operating income (expense), net	(2,191)	17,570	615	13,436
Income (loss) from continuing operations	(7,102)	8,278	(9,384)	(4,824)
Loss from discontinued operations	(1,302)	(2,889)	(10,738)	(6,280)
Net income (loss)	$(8,404)	$5,389	$(20,122)	$(11,104)

Net income (loss) per common share, basic:
Basic net income (loss) per share, continuing operations	$(0.19)	$0.91	$(0.29)	$(0.13)
Basic net loss per share, discontinued operations	$(0.03)	$(0.32)	$(0.34)	$(0.17)
Basic net income (loss) per share	$(0.22)	$0.59	$(0.63)	$(0.30)
Weighted-average common shares outstanding, basic	37,421,273	9,101,730	31,944,243	9,035,173

Net income (loss) per common share, diluted:
Diluted net income (loss) per share, continuing operations	$(0.19)	$0.90	$(0.29)	$(0.13)
Diluted net loss per share, discontinued operations	$(0.03)	$(0.32)	$(0.34)	$(0.17)
Diluted net income (loss) per share	$(0.22)	$0.58	$(0.63)	$(0.30)
Weighted-average common shares outstanding, diluted	37,421,273	9,273,867	31,944,243	9,035,173
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares Issued	Amount
Balance at December 31, 2016	15,224,223	$2	$335,436	$(302,932)	$(3,849)	$28,657
Issuance of common stock, net of $356 in issuance costs	17,000,000	2	15,522	—	—	15,524
Fair value of common stock warrants granted in connection with 2017 common stock offerings	—	—	(10,357)	—	—	(10,357)
Issuance of common stock as repayment of principal and interest on long-term debt	5,150,660	—	4,913	—	—	4,913
Issuance of common stock in connection with employee stock purchase plan	4,048	—	5	—	—	5
Stock-based compensation for directors and employees	—	—	425	—	—	425
Fair value of common stock issued in exchange for services	90,343	—	82	—	—	82
Net loss	—	—	—	(20,122)	—	(20,122)
Balance at June 30, 2017	37,469,274	$4	$346,026	$(323,054)	$(3,849)	$19,127

See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017		2016
Cash flows from operating activities:
Cash flows from continuing operating activities:
Net loss from continuing operations	$(9,384)		$(4,824)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	51		65
Non-cash accretion of debt issuance costs	1,078		712
Issuance of common stock as repayment of interest on long-term debt	463		—
Non-cash stock-based compensation	425		1,278
Fair value of common stock issued in exchange for services	82		—
Change in fair value of common stock warrants	(3,707)		(10,520)
Change in fair value of contingent consideration	132		(5,327)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	147		141
Litigation settlement insurance recovery	—		21,700
Litigation settlement payable	350		(19,900)
Accounts payable	(455)		(324)
Accrued expenses and other current liabilities	(1,658)		(589)
Net cash used in continuing operating activities	(12,476)		(17,588)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(10,738)		(6,280)
Changes in operating assets and liabilities attributable to discontinued operations	3,250		(839)
Net cash used in discontinued operating activities	(7,488)		(7,119)
Net cash used in operating activities	(19,964)		(24,707)
Cash flows from investing activities:
Change in restricted cash	(25)		—
Cash paid for purchase of equipment and furnishings	—		(6)
Net cash used in continuing investing activities	(25)		(6)
Selling costs paid for sale of commercial assets	—		(1,050)
Net cash used in discontinued investing activities	—	—	(1,050)
Net cash used in investing activities	(25)		(1,056)
Cash flows from financing activities:
Net proceeds from issuance of common stock	15,524		20,189
Net proceeds from exercise of stock options	—		261
Proceeds from exercise of warrants	—		233
Proceeds from common stock issued in connection with Employee Stock Purchase Plan	5		78
Net proceeds from issuance of long-term debt	—		23,641
Change in restricted cash related to debt principal paid in common stock	4,450		—
Minimum cash covenant on long-term debt	—		(24,000)
Principal payments on long-term debt	—		(4,779)
Net cash provided by financing activities	19,979		15,623
Net increase in cash and cash equivalents	(10)		(10,140)
Cash and cash equivalents at the beginning of period	18,083		29,730
Cash and cash equivalents at end of period	$18,073		$19,590

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$83		$49
Cash paid during the periods for interest	$102		$606
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with common stock recorded as issuance cost	$10,357		$5,590
Issuance of common stock as repayment of interest on long-term debt through issuance of common stock	$4,814		$—
Reclassification of warrant liabilities upon exercise	$—		$324
See accompanying notes to condensed consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company developing hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, and our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms, and we have completed the majority of work for initiation of a Phase 3 trial into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer. GALE-301 and GALE-302 have completed early stage trials in ovarian, endometrial and breast cancers.

On January 31, 2017, the Company announced that its Board of Directors had initiated a process to explore and review a range of strategic alternatives. As a result of this process, on August 7, 2017, the Company, SELLAS Life Sciences Group Ltd, a Bermuda exempted company (“SELLAS”), Sellas Intermediate Holdings I, Inc., a Delaware corporation and a wholly-owned subsidiary of Galena (“Holdings I”), Sellas Intermediate Holdings II, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings I (“Holdings II”) and Galena Bermuda Merger Sub, LTD., a Bermuda corporation and a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SELLAS, and the separate existence of Merger Sub shall cease and SELLAS will continue its corporate existence as the surviving Company of the merger ("Proposed Merger"). As a result of the Proposed Merger, SELLAS will become a wholly owned indirect subsidiary of Galena. See further in this Note and in Note 11 below for more information regarding the Proposed Merger.

If the Proposed Merger is completed, under the terms of the Merger Agreement, at the effective time of the Proposed Merger (the “Effective Time”), (a) each outstanding share of SELLAS (excluding shares held by Galena, Merger Sub or SELLAS and dissenting shares) will be converted into the right to receive shares of Galena Common Stock based on an exchange ratio specified in the Merger Agreement and (b) each outstanding SELLAS stock option and restricted stock unit award will be assumed by Galena. No fractional shares will be issued in connection with the Proposed Merger and Galena will pay cash in lieu of any such fractional shares. Immediately following the Effective Time, (a) Galena stockholders immediately prior to the Effective Time are expected to own approximately 32.5% of the aggregate number of shares of Galena Common Stock, and (b) SELLAS shareholders immediately prior to the Effective Time are expected to own approximately 67.5% of the aggregate number of shares of Galena Common Stock, each calculated on a fully-diluted basis for the combined company, except for the exclusion of 2,556,851 out-of-the money Galena warrants. Though the allocation percentage between SELLAS and Galena will remain the same, both SELLAS and Galena are subject to dilution from (i) any shares of Galena Common Stock issued in connection with a potential third party financing that SELLAS has consented to, and (ii) Galena Common Stock underlying certain Galena warrants (other than the warrants outstanding as of immediately prior to the Effective Time that were issued by Galena under the Warrant Agreement dated February 13, 2017). Upon closing of the Proposed Merger, the name of the combined company will become SELLAS Life Sciences Group, Inc. and shares of the combined company are expected to continue trading on the NASDAQ Capital Market under a new the ticker symbol, SLS.

If the Proposed Merger is completed, our three, Phase 2, investigator-sponsored clinical trials with NeuVax in breast cancer will remain ongoing. Our other development programs, GALE-401 and GALE-301/GALE-302 will be evaluated for potential internal development or strategic partnership by SELLAS.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes hereto included in its Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 15, 2017. The accompanying condensed financial statements at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from the audited financial statements as of that date.

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

Liquidity & Management's plan - At June 30, 2017, the Company’s capital resources consisted of cash and cash equivalents of $18.1 million. On January 31, 2017, the Company announced that its Board of Directors had initiated a process to explore and review a range of strategic alternatives. As a result of this process, and as described above and in Note 11 below, on August 8, 2017 we announced the Proposed Merger. In light of the strategic alternatives process, the Company limited expenditures for its operations through headcount reductions and a general deferral of programs and operational items except that we continued to support the NeuVax investigator-sponsored immunotherapy trials and we have continued to advance activities related to GALE-401 manufacturing in preparation for a possible initiation of Phase 3 development in the coming quarters. The Company intends to continue to operate at these reduced levels in order to preserve liquidity while completing the Proposed Merger.

Additional funding sources that in certain circumstances may be available to the Company, include 1) approximately $13.2 million of restricted cash associated with the outstanding principal balances as of June 30, 2017 of a debenture with original principal amount of $25.5 million that we sold in May 2016 to the extent we repay the debenture through issuance of common stock in accordance with the terms of the debenture, as detailed further in Note 4; 2) a Purchase Agreement with Lincoln Park Capital, LLC (LPC); 3) At The Market Issuance Sales Agreements (collectively, the ATM) with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC; and 4) amendments to the outstanding warrants; and 5) private or public offerings. See Note 6 below for current restriction on our ability to use the Purchase Agreement with LPC and the ATM with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC. In addition, there are certain restrictions on our ability to amend the outstanding warrants and engage in a private or public offering in the Merger Agreement.

The Company cannot provide assurances that its plans for sources and uses of cash will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Until we complete the Proposed Merger, we may need to raise additional capital to fund our operations, whether through a sale of equity or debt securities, a strategic business transaction, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development of the Company's product candidates and to support its other ongoing activities. However, the Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently evaluating its capital requirements in

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

light of both pursuing the Proposed Merger and funding the development of its clinical programs. In addition, the Company is working with SELLAS to develop a comprehensive capital program to fund all product development programs currently prioritized by SELLAS and the Company subsequent to the Proposed Merger. For example, the Merger Agreement states that subsequent to the Merger the Company will use commercially reasonable best efforts to fund the NeuVax ongoing programs in the amount of $3 million through the 2019 budget.

The current unrestricted cash and cash equivalents as of the date of this filing will fund the Company's operations for at least eight months from the date that the unaudited condensed consolidated financial statements as of June 30, 2017 were issued. This projection is based on our current limited operations and estimates of resolution and legal expenses associated with the ongoing government investigation and legal matters pending against the Company, and is subject to changes in our operating plans, legal matters, uncertainties inherent in our business, transaction costs incurred at closing of the Proposed Merger, that could individually or in the aggregate cause us to need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed or the Proposed Merger is not completed, we would be forced to scale back, or terminate, our operations and may not be able to consummate the Proposed Merger. The Company prepared the consolidated financial statements as of and for the three and six months ended June 30, 2017 using the generally accepted accounting principles applicable to a going concern. These consolidate financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities amounts that may be necessary should the Company be unable to continue as going concern.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the goodwill impairment test. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. This guidance will be effective for us beginning in the first quarter of 2020 and is required to be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In May 2017, the FASB issued Accounting Standard Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for us on January 1, 2018; however, early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2. Fair Value Measurements

The following tables present information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	June 30, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$17,131	$17,131	$—	$—
Restricted cash equivalents	13,212	13,212	—	—
Total assets measured and recorded at fair value	$30,343	$30,343	$—	$—
Liabilities:
Warrants potentially settleable in cash	$8,510	$—	$8,510	$—
Contingent purchase price consideration	1,227	—	—	1,227
Total liabilities measured and recorded at fair value	$9,737	$—	$8,510	$1,227

Description	December 31, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,192	$16,192	$—	$—
Restricted cash equivalents	17,622	17,622	—	—
Total assets measured and recorded at fair value	$33,814	$33,814	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,860	$—	$1,860	$—
Contingent purchase price consideration	1,095	—	—	1,095
Total liabilities measured and recorded at fair value	$2,955	$—	$1,860	$1,095

The Company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2017 and 2016. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2017 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2017	$1,095
Change in the estimated fair value of the contingent purchase price consideration	132
Balance at June 30, 2017	$1,227

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The fair value of the contingent purchase price consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The significant unobservable assumptions include the probability of achieving each milestone, the date we expect to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The decrease in the estimated fair value of the contingent purchase price consideration during the period reflects a lowering of the probability and lengthening of the timeline for the potential approval of NeuVax, as these assumptions are now based principally on our Phase 2 combination trial of trastuzumab and NeuVax with HER2 low-to-intermediate expressing patients whereas previously, the valuation was based on our Phase 3 PRESENT trial, which was stopped in June 2016 and subsequently closed in the third quarter due to futility as recommended by the Independent Data Monitoring Committee ("IDMC").

See Note 7 for discussion of the Level 2 liabilities relating to warrants accounted for as liabilities.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Clinical trial costs	$899	$3,088
Professional fees	660	229
Compensation and related benefits	976	975
Interest expense	99	—
Accrued expenses and other current liabilities	$2,634	$4,292

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

On July 10, 2017, the Purchaser, the Company and the guarantors of the Company’s obligations under the Debenture entered into an amendment agreement (the “July 2017 Amendment Agreement”) pursuant to which the definition of “Stock Payment Price” in the Debenture was amended and restated to be the lower of (a) 80% (previously 92.5%) of the VWAP for the Trading Day immediately prior to, as the case may be, the applicable Interest Payment Date, the applicable Advance Date or, with respect to any redemption pursuant to Section 6(a) of the Debenture, the date of the applicable Holder Redemption Notice (the “Prior Day VWAP”) and (b) 80% (previously 92.5%) of the average of the three lowest VWAPs during the 20 consecutive Trading Day period immediately preceding, as the case may be, the applicable Interest Payment Date, the applicable Advance Date or, with respect to any redemption pursuant to Section 6(a) of the Debenture, the date of the applicable Holder Redemption Notice (the “Twenty Day VWAP”); provided, however, to the extent that, on any given Trading Day, the price per share of Common Stock on such Trading Day on the Principal Market equals or exceeds 115% of the Prior Day VWAP or Twenty Day VWAP, then for the such Trading Day, and such Trading Day only, each reference to eighty percent (80%) shall be deemed, for such Trading Day only, to be ninety two and one-half percent (92.5%).

The effect of the July 2017 Amendment Agreement is to increase the discount to the Prior Day VWAP and the Twenty Day VWAP granted to the Holder with respect to redemption of, or the payment of interest on, the Debenture in shares of Common Stock from 7.5% to 20%, unless the on any given Trading Day, the price per share of Common Stock on such Trading Day on the Principal Market equals or exceeds 115% of the Prior Day VWAP or Twenty Day VWAP. However, the maximum number of shares of Common Stock issuable pursuant to the Debenture has not changed.

On August 7, 2017, the Company and Purchaser entered into a consent to the Debenture in which the Purchaser consented to the Company’s entry into the Merger Agreement and the Merger as well as an amendment to the Debenture in which: (a) the Company shall not prepay all or any portion of the Debenture prior to the first anniversary of the consummation of the Merger, (b) the Purchaser may increase the dollar amount of the monthly allowance up to the outstanding principal balance of the Debenture by written notice to the Company and may deliver an unlimited number of redemption notices during any calendar month, and (c) to the extent commercially reasonable under the circumstances the Purchaser shall limit the redemption amounts for any given trading day to fifteen percent (15%) of the greater of (1) the daily dollar trading volume for our common stock for such trading day and (2) the average daily dollar trading volume for our common stock for the five (5) consecutive trading days preceding such trading day.

As of June 30, 2017 the outstanding principal balance of the Debenture was $13,171,702. The current portion of long-term debt as of June 30, 2017 of $13,025,180 is net of unamortized discounts and debt issuance costs of $146,552. During the six months ended June 30 2017, the holder of the Debenture redeemed $4,450,000 of principal, which the Company satisfied with 4,497,466 shares of our common stock. As of December 31, 2016 the outstanding principal balance of the Debenture was $17,621,702. The current portion of long-term debt as of December 31, 2016 of $16,397,030 is net of unamortized discounts and debt issuance costs of $1,224,672.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

5. Legal Proceedings, Commitments and Contingencies
Legal Proceedings

On February 13, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative shareholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v Galena Biopharma, Inc., et al. The actions assert that the defendants failed to disclose that Galena's promotional practices for Abstral were allegedly improper and that the Company may be subject to civil and criminal liability, and that these alleged failures rendered the Company’s statements about its business misleading. Two groups of shareholders and one individual shareholder filed three motions to be appointed lead plaintiff on April 14, 2017 and April 17, 2017. Subsequently, one of the shareholders groups withdrew its motion for lead plaintiff status and the individual shareholder notified the court that he does not object to the appointment of the remaining shareholder group, Gale investor group, as lead plaintiff. On July 17, 2017, the Court approved the GALE investor group as named lead plaintiff and its counsel as lead and liaison counsel. The Court also consolidated both actions. Within the time allowed under the federal rules and statute, we anticipate that an amended complaint will be filed and the Company and the other defendants, former and current officers, will respond to the amended complaints through an appropriate pleading or motion.

On March 16, 2017, a complaint entitled Keller v. Ashton et al., CA No. 2:17-cv-01777 was filed in the U.S. District Court for the District of New Jersey against the Company's current directors and the Company, as a nominal defendant. The complaint purports to assert derivative claims for breach of fiduciary duty on Galena's behalf against its directors based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The Company's response to the complaint was due on June 1, 2017; however, the Court on May 21, 2017, entered a stay of the proceedings pending resolution of motions to dismiss in the securities litigations described above.

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

On April 27, 2017, a putative shareholder class action was filed in the Chancery Court of Delaware entitled Patel vs. Galena Biopharma, Inc. et. al, CA No. 2017-0325 alleging breaches of Section 225 of the Delaware General Corporation Law (“DGCL”) and breaches of fiduciary duties by the board of directors regarding the voting results of authorized share and the reverse stock split proposals in the proxy statements for the July 2016 and October 2016 stockholder meetings. On June 2, 2017, an amended verified complaint was filed along with a motion to expedite the

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

proceedings. On June 5, 2017, we filed a verified petition under Section 205 of the DGCL and a motion to expedite the proceedings. On June 8, 2017, the court denied a request by the plaintiff to schedule a preliminary injunction motion and ordered a prompt trial on both the plaintiff and our claims. On June 20, 2017, the court consolidated the claims into In re Galena Biopharma, Inc., C. A. No. 2017-0423-JTL. On July 10, 2017, the court ordered that the trial of the claims be held on August 28, 30 and 31, 2017. On July 24, 2017, the Company entered into a binding settlement term sheet, which the parties will use to enter into a Stipulation of Settlement that is intended to settle the litigation currently pending in the Court of Chancery of the State of Delaware (the “Court”), captioned In re Galena Biopharma, Inc., C. A. No. 2017-0423-JTL. The settlement resolves the putative stockholder class action claims against the Company and/or certain of its current and former officers and directors (the “Defendants”), as well as the Company’s petition to validate certain corporate actions. The settlement will not become effective until approved by the Court. Under the terms of the settlement, the class will receive a settlement payment of $1.3 million, in addition to attorney fees in an amount to be approved. The settlement payment of $1.3 million consists of $50,000 in cash to be paid by the Defendants or their insurers and $1,250,000 in unrestricted shares of the Company’s common stock (“Settlement Stock”), which valuation will be based on the volume-weighted average closing price for the 20 trading days immediately preceding the day before the transfer of the Settlement Stock to the settlement fund pursuant to the terms and conditions of the settlement. The Company anticipates that the Settlement Stock will be issued, pursuant to the terms of the Stipulation of Settlement, in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) of the Securities Act. Any amounts awarded by the Court for attorneys’ fees will be paid in part by the settlement fund and in part by the Company’s insurance carriers. Upon the effectiveness of the proposed settlement, the Defendants will be released from the claims that were asserted or could have been asserted in the class action by class members participating in the settlement.

On July 6, 2017, a complaint captioned Jacob v. Schwartz et al., Case No. C17-01222, was filed in the Superior Court of California, County of Contra Costa against the Company's current and former directors and the Company, as a nominal defendant. The complaint purports to assert derivative claims for breach of fiduciary duty on Galena's behalf against its directors based on substantially similar facts as alleged in the derivative complaint mentioned above. The Company's response to the complaint was due on July 7, 2017; however, the parties have agreed to stay of the proceedings pending resolution of motions to dismiss in the securities litigations described above.

With respect to the criminal and civil investigation conducted by the U.S. Attorney’s Office for the District of New Jersey (“USAO NJ“) and the Department of Justice (“DOJ”), the Company previously announced it had reached an oral agreement in principle with USAO NJ and DOJ regarding the material terms of a settlement related to the USAO NJ and DOJ's investigation. The final terms and details of this settlement are subject to change pending the completion and execution of a definitive civil settlement agreement among the Company and the USAO NJ and DOJ as well as the settlement of any claims that might be made by state agencies and federal agencies such as U.S. Department of Defense, the Office of Personnel Management, the Office of Inspector General for the U.S. Department of Health and Human Services. The agreement in principle involves a non-criminal resolution and a civil payment, the terms of which will be negotiated with the USAO NJ and DOJ, of approximately $7.5 million, plus interest accrued since the date of reaching an agreement in principle, in return for a release of government claims in connection with the investigation. The $7.5 million civil payment was accrued as of June 30, 2017 and is presented in discontinued operations in the statement of operations.

In addition, there is a qui tam action pending in the U.S. District Court of the District of New Jersey related to the investigation by USAO NJ and DOJ. On August 8, 2017, we reached an oral agreement with the attorneys for the relator in the qui tam action to settle their statutorily mandated attorney fees award by payment of $100,000 in cash and $200,000 in common stock subject to court approval which amounts are accrued as of June 30, 2017 and are presented in discontinued operations in the statement of operations. We also obtained the consent of SELLAS under the terms of the Merger Agreement. The Company anticipates that the $200,000 in settlement stock will be issued, pursuant to the terms of the settlement agreement to be negotiated by the parties, in a transaction that is exempt from the registration requirements of the Securities Act.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Contingencies

In a letter date May 16, 2017, the Company was advised by Midatech Pharma PLC (Midatech), the purchaser of Zuplenz, one of our former commercial products, that Zuplenz inventory held by Cardinal Health Inc. (Cardinal), a wholesaler, is approaching its expiration date. Midatech claims that under the Asset Purchase Agreement with the Company that such product needs to be returned. Cardinal, the wholesaler also claims that under an alleged agreement with the Company such product needs to be swapped with better dated Zuplenz product. Cardinal has not asserted the cost of the return. Midatech has advised that under the terms of the Asset Purchase Agreement, Midatech maintains that the cost of the return is $1.5 million and Galena needs to pay Midatech for the return. The Company disputes the claim made by Midatech and Cardinal and is currently in discussions to resolve the claim.

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

November 2014 Purchase Agreement with Lincoln Park Capital, LLC - On November 18, 2014, the Company entered into a purchase agreement (LPC Agreement) with Lincoln Park Capital, LLC (LPC), pursuant to which the Company has the right to sell to LPC up to $50 million in shares of the Company's common stock, subject to certain limitations and conditions over the 36 month term of the LPC Agreement. Pursuant to the purchase agreement, LPC initially purchased 125,000 shares of the Company's common stock at $40.00 per share and the Company issued 31,561 shares of common stock to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this initial issuance, the Company received initial net proceeds of $4.9 million, after deducting commissions and other offering expenses. The Company did not sell any shares of our common stock under the LPC Agreement during the six months ended June 30, 2017. On February 6, 2017, the LPC Agreement was amended to decrease the total value of common stock that the Company may sell to LPC from $55,000,000 to $15,600,000. Except as noted below, the Company has $2.1 million of remaining availability under the LPC Agreement. Use of the purchase agreement with LPC is not currently available to the Company because the Company is not currently eligible to use a Form S-3 registration statement until April 2018 at the earliest.

At-The-Market Issuance Sales Agreements - On May 24, 2013, the Company entered into At-The-Market Issuance Sales Agreements (ATM) with FBR & Co. (formerly MLV & Co. LLC) and Maxim Group LLC (the Agents). From time to time during the term of the ATM, we may issue and sell through the Agents, shares of our common stock, and the Agents collect a fee equal to 3% of the gross proceeds from the sale of shares, up to a total limit of $20 million in gross proceeds. Except as noted below, the ATM is available to the Company until it is terminated by the Agents, or the Company. The Company did not sell any shares of our common stock under the ATM during the six months ended June 30, 2017. On December 4, 2015 we replenished the ATM limit up to $20 million in gross proceeds available for future sales of our common stock. Except as noted below, the Company has $19.1 million of remaining availability under the ATM. Use of the ATM is not currently available to the Company because the Company is not currently eligible to use a Form S-3 registration statement, and it does not expect to be eligible to use a Form S-3 registration statement until April 2018 at the earliest.

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Shares of common stock for future issuance are reserved for as follows (in thousands):

As of June 30, 2017
Warrants outstanding	19,557
Stock options outstanding	505
Options reserved for future issuance under the Company’s 2016 Incentive Plan	466
Shares reserved for future issuance under the Employee Stock Purchase Plan	17
Total reserved for future issuance	20,545

7. Warrants

The following is a summary of warrant activity for the six months ended June 30, 2017 (in thousands):

Warrant Issuance	Outstanding, December 31, 2016	Granted	Exercised	Expired	Outstanding, June 30 2017	Expiration
February 2017	—	17,000	—	—	17,000	February 2022
July 2016	700	—	—	—	700	January 2022
January 2016	682	—	—	—	682	January 2021
March 2015	700	—	—	—	700	March 2020
September 2013	199	—	—	—	199	September 2018
December 2012	152	—	—	—	152	December 2017
April 2011	13	—	—	(13)	—	April 2017
Other	124	—	—	—	124	November 2021
	2,570	17,000	—	(13)	19,557

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

Most of our warrants have a provision allowing the holders of warrants to require us to make a cash payment in the event we engage in a Fundamental Transaction.  The term Fundamental Transaction is defined in each warrant agreement governing the applicable class of warrants.  The cash payment is based upon a Black-Scholes analysis of the remaining value of the warrant at the time the Fundamental Transaction is effectuated.  In August 2017, a holder of warrants under the warrant agreement dated February 13, 2017 has asserted that the Proposed Merger of SELLAS constitutes a Fundamental Transaction.  The Company is in process of determining the merits of the assertion.

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

As of June 30, 2017

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
February 2017	17,000	$1.10	4.62	136.07%	1.83%
July 2016	700	$13.00	4.04	144.12%	1.73%
January 2016	682	$28.40	3.53	150.15%	1.64%
March 2015	700	$41.60	2.72	168.20%	1.50%
September 2013	199	$50.00	1.22	100.31%	1.27%
December 2012	152	$10.32	0.48	49.17%	1.13%

As of December 31, 2016
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
July 2016	700	$13.00	4.54	117.82%	1.82%
January 2016	682	$28.40	4.03	120.38%	1.71%
March 2015	700	$41.60	3.22	131.46%	1.52%
September 2013	199	$50.00	1.72	164.01%	1.10%
December 2012	152	$31.60	0.98	204.55%	0.84%
April 2011	13	$13.00	0.31	103.79%	0.53%

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

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The changes in fair value of the warrant liability for the six months ended June 30, 2017 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2016	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, June 30, 2017
February 2017	$—	$10,357	$—	$(2,345)	$8,012
July 2016	753	—	—	(540)	213
January 2016	529	—	—	(375)	154
March 2015	432	—	—	(301)	131
September 2013	81	—	—	(81)	—
December 2012	65	—	—	(65)	—
April 2011	—	—	—	—	—
	$1,860	$10,357	$—	$(3,707)	$8,510

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

In addition to the warrants issued to the holder of the Debenture there are 15,000 outstanding warrants issued to service providers with a weighted average exercise price of $79.40 as of June 30, 2017 and December 31, 2016. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8. Stock-Based Compensation

Options to Purchase Shares of Common Stock

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$35	$108	$73	$235
General and administrative	162	514	352	1,043
Total stock-based compensation from continuing operations	$197	$622	$425	$1,278

The Company uses the Black-Scholes option-pricing model and the following weighted-average assumptions to determine the fair value of all its stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2015*	2017	2016
Risk free interest rate	1.58%	1.41%	1.87%	1.41%
Volatility	132.13%	76.30%	116.41%	75.63%
Expected lives (years)	5.50	6.25	5.92	6.25
Expected dividend yield	—%	—%	—%	—%

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2017 were $0.54 per share and $1.15 per share, respectively.

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

As of June 30, 2017, there was $713,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.30 years.

As of June 30, 2017, an aggregate of 1,325,000 shares of common stock were reserved for issuance under the Company’s 2016 Incentive Plan, including 505,000 shares subject to outstanding common stock options granted under the plan. There are 466,000 shares available for future grants based on adjustments in the 2016 Incentive Plan. The administrator of the plan determines the terms when a stock option may become exercisable. Vesting periods of stock options granted to date have not exceeded four years. The stock options will expire, unless previously exercised, no later than ten years from the grant date.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes stock option activity of the Company for the six months ended June 30, 2017:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2017	561	$41.50
Granted	105	1.30
Exercised	—	—	$—
Canceled	(161)	34.21	$—
Outstanding at June 30, 2017	505	$35.49	$—
Options exercisable at June 30, 2017	300	$54.15	$—

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2017 were calculated based on the closing price of the Company’s common stock as reported on The NASDAQ Capital Market on June 30, 2017 of $0.58 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

9. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) (in thousands)	$(8,404)	$5,389	$(20,122)	$(11,104)
Denominator:
Weighted average number of common shares outstanding	37,421,273	9,101,730	31,944,243	9,035,173
Effect of dilutive securities
Stock options	—	33,864	—	—
Warrants	—	138,273	—	—
Dilutive potential common shares	—	172,137	—	—
Shares used in calculating diluted earnings per share	37,421,273	9,273,867	31,944,243	9,035,173

Basic net income (loss) per share	$(0.22)	$0.59	$(0.63)	$(0.30)
Diluted net income (loss) per share	$(0.22)	$0.58	$(0.63)	$(0.30)

The following table sets forth the potentially dilutive common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warrants to purchase common stock	19,557	1,076	19,557	1,871
Options to purchase common stock	505	322	505	515
Total	20,062	1,398	20,062	2,386

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

10. Discontinued Operations

During the fourth quarter of 2015, the Company sold its rights to its commercial products Abstral® (fentanyl) Sublingual Tablets and Zuplenz® (ondansetron) Oral Soluble Film.

The following table presents amounts related to the discontinued operations in the balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Carrying amounts of current assets of discontinued operations:
Accounts receivable	$189	$813
Total current assets of discontinued operations	189	813

Carrying amounts of current liabilities of discontinued operations:
Accounts payable	$122	$3,115
Accrued expenses and other current liabilities	8,248	2,944
Total current liabilities of discontinued operations	$8,370	$6,059

The following table represents the components attributable to the commercial operations that are presented in the condensed consolidated statements of operations as discontinued operations (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Additional channel obligations	(105)	(656)	$(428)	$(1,666)
Selling, general, and administrative	(897)	(2,233)	(2,510)	(4,614)
Settlements associated with USAO NJ and DOJ and the qui tam action (Note 5)	(300)	—	(7,800)	—
Loss from discontinued operations	$(1,302)	$(2,889)	$(10,738)	$(6,280)

Additional channel obligations included in discontinued operations is comprised of larger than anticipated returns of product expiring throughout 2016 and rebates of Abstral sales for which we are responsible through the end of the first quarter of 2016. The increase in returns and rebates was driven by larger than expected volumes through these returns and rebate channels and additional price protection provisions over which the Company has no control.
Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that were required in order to market and sell our marketed products prior to our sales of the rights to these commercial products. These expenses include all personnel related costs, marketing, data, consulting, legal, and other outside services necessary to support the commercial operations. During the three and six months ended June 30, 2017 and 2016, the majority of the costs incurred in selling, general, and administrative expense in discontinued operations related to legal fees from external counsel associated with the Company's cooperation with the USAO NJ and DOJ's investigation of the sales and marketing practices of Abstral. The settlement recorded in the second quarter of 2017 relates to the oral agreement with the attorneys for the relator in the qui tam action to settle the statutorily mandated attorney fees award. These legal proceedings are disclosed in Note 5 and Part II, Item 1. On August 7, 2017, the Company entered into an oral settlement, which will be used to enter into a written settlement agreement, with the primary D&O liability insurance carrier regarding reimbursement of these attorneys’ fees. Under the settlement, the Company would receive a payment of $685,000 to reimburse the prior payments of the attorneys’ fees as well as such insurance carrier will advance the attorneys’ fees of four former employees who are incurring attorneys fees as a result of the USAO NJ and DOJ investigation from May 1, 2017 forward.

GALENA BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

11. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2017 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements and below, the Company did not have any material recognizable or unrecognizable subsequent events.

On August 7, 2017, the Company, SELLAS, Holdings I, Holdings II and Merger Sub entered into the Merger Agreement pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SELLAS, and the separate existence of Merger Sub shall cease and SELLAS will continue its corporate existence as the surviving company. As a result of the Proposed Merger SELLAS will become a wholly-owned indirect subsidiary of Galena.

If the Proposed Merger is completed, under the terms of the Merger Agreement, at the Effective Time, (a) each outstanding share of SELLAS (excluding shares held by Galena, Merger Sub or SELLAS and dissenting shares) will be converted into the right to receive shares of Galena Common Stock based on an exchange ratio specified in the Merger Agreement and (b) each outstanding SELLAS stock option and restricted stock unit award will be assumed by Galena. No fractional shares will be issued in connection with the Merger and Galena will pay cash in lieu of any such fractional shares. Immediately following the Effective Time, (a) Galena stockholders immediately prior to the Effective Time are expected to own approximately 32.5% of the aggregate number of shares of Galena Common Stock, (b) SELLAS shareholders immediately prior to the Effective Time are expected to own approximately 67.5% of the aggregate number of shares of Galena Common Stock, each calculated on a fully-diluted basis for the combined company, except for the exclusion of 2,556,851 out-of-the money Galena warrants. Though the allocation percentage between SELLAS and Galena will remain the same, both SELLAS and Galena are subject to dilution from (i) any shares of Galena Common Stock issued in connection with a potential third party financing that SELLAS has consented to, and (ii) Galena Common Stock underlying certain Galena warrants (other than the warrants outstanding as of immediately prior to the Effective Time that were issued by Galena under the Warrant Agreement dated February 13, 2017). Upon closing of the Merger, the name of the combined company will become SELLAS Life Sciences Group, Inc. and shares of the combined company are expected to continue trading on the NASDAQ Capital Market under a new the ticker symbol, SLS.

The Merger Agreement contains certain termination rights for both Galena and SELLAS, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $750,000, or in some circumstances reimburse the other party’s expenses up to a maximum of $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Galena," “we,” “our,” “ours” and “us” refer to Galena Biopharma, Inc. and its consolidated subsidiaries, Apthera, Inc., or “Apthera,” and Mills Pharmaceuticals, LLC, or "Mills."

This management’s discussion and analysis of financial condition as of June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Amended Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 15, 2017 and our other public reports filed with the SEC.

Overview

Galena Biopharma, Inc. (“we,” “us,” “our,” “Galena” or the “Company”) is a biopharmaceutical company developing hematology and oncology therapeutics that address unmet medical needs. The Company’s pipeline consists of multiple mid- to late-stage clinical assets, including our hematology asset, GALE-401, and our novel cancer immunotherapy programs including NeuVax™ (nelipepimut-S), GALE-301 and GALE-302. GALE-401 is a controlled release version of the approved drug anagrelide for the treatment of elevated platelets in patients with myeloproliferative neoplasms, and we have completed the majority of work for initiation of a Phase 3 trial into a pivotal trial in patients with essential thrombocythemia (ET). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer. GALE-301 and GALE-302 have completed early stage trials in ovarian, endometrial and breast cancers.

On January 31, 2017, the Company announced that its Board of Directors had initiated a process to explore and review a range of strategic alternatives. As a result of this process, on August 7, 2017, the Company as entered into the Merger Agreement further described in Note 1 to the condensed consolidated financial statements.

The chart below summarizes the current status of our clinical development pipeline but as we have noted above in Note 1 if the Proposed Merger is completed, our three, Phase 2, investigator-sponsored clinical trials with NeuVax in breast cancer will remain ongoing and our other development programs, GALE-401 and GALE-301/GALE-302 will be evaluated for potential internal development or strategic partnership by SELLAS:

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
We have analyzed our data and the treatment landscape for MPNs, with a current focus on ET. Subject to completion of the manufacturing of the new formulation and other internal work to prepare the Phase 3 for initiation, GALE-401 could be advanced into a Phase 3 clinical trial in ET patients who are intolerant or resistant to hydroxyurea. The trial is designed to compare GALE-401 (drug arm) versus best available therapy (BAT) to include a sizable population of patients treated with anagrelide IR. A productive meeting with the U.S. Food and Drug Administration (FDA) in December 2016 confirmed that the GALE-401 development program is appropriate for a New Drug Application (NDA) filing using the 505(b)(2) regulatory pathway.
On April 27, 2017, we received a notice from BioVascular, Inc., the licensor of GALE-401 (BVI), of an alleged material breach of our Exclusive License Agreement with BVI, dated December 20, 2013 (BVI License Agreement). BVI maintains that we are in breach of Section 4.5 of the BVI License Agreement. Section 4.5 of the BVI License Agreement generally requires that we use "Commercially Reasonable Efforts" to pursue development and commercialization of a product. BVI claims we have not used "Commercially Reasonable Efforts" to commence a Phase 3 clinical trial of GALE-401. The BVI License Agreement defines "Commercially Reasonable Efforts" to mean "the carrying out of obligations or tasks in a manner consistent with the efforts a similarly situated bio-pharmaceutical company with sufficient resources devotes to research, development, and/or marketing of a pharmaceutical product or products of similar market potential, profit potential or strategic value resulting from its own research efforts or for its own benefit, taking into account technical, regulatory and intellectual property factors, target product profiles, product labeling, costs, economic return, the regulatory environment and competitive market conditions in the therapeutic or market niche, all based on conditions then prevailing." Under the terms of the BVI License Agreement, to the extent we have materially breached our obligations thereunder, we have 90 days to cure such material breach (other than undisputed payment defaults) or such longer period of time as required to cure such breach if we have commenced reasonable actions to cure such breach and continue to diligently cure such breach. We believe we have used "Commercially Reasonable Efforts" in respect to GALE-401. We continue to have discussions with BVI regarding GALE-401. We are not able to predict the manner in which the dispute with BVI will be resolved.

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
Our therapies utilize an immunodominant peptide combined with the immune adjuvant, recombinant human granulocyte macrophage-colony stimulating factor (rhGM-CSF or GM-CSF), and work by harnessing the patient’s own immune system to seek out and attack any residual cancer cells. Using peptide immunogens has many potential clinical advantages, including a favorable safety profile, since these drugs may lack the toxicities typical of most cancer therapies. They also have the potential to induce immunologic memory and provide long-lasting protection with a convenient, intradermal mode of delivery.

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

We currently have two investigator-sponsored trials (IST) ongoing with NeuVax in combination with trastuzumab (Herceptin®; Genentech/Roche). The combination of trastuzumab and NeuVax has been shown pre-clinically and in a pilot study to be synergistic. Our Phase 2b clinical trial is a randomized, multicenter, investigator-sponsored, 300 patient study enrolling HER2 1+ and 2+, HLA A2+, A3+, A24 and/or A26, node positive, and high-risk node negative patients. Eligible patients are randomized to receive NeuVax + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is disease-free survival. Genentech/Roche is providing the trastuzumab and partial funding for this trial. Data presented in October 2016 demonstrated that this novel combination of trastuzumab and NeuVax with HER2 low-expressing patients is well tolerated and the cardiac effects of trastuzumab are not impacted by the addition of NeuVax. In February 2017, the Data Safety Monitoring Board (DSMB) reported that there were no safety concerns with the trial and the trial is not futile. The recommendation from the DSMB was to continue the trial with one revision to the statistical analysis plan regarding the timing of the pre-specified interim analysis. Given the lengthy duration of enrollment for the trial, the DSMB determined that the pre-specified interim efficacy analysis be moved up from 12 months to 6 months after the last patient is enrolled. Completion of enrollment is expected in the third quarter of 2017; therefore, the DSMB expects to perform the interim efficacy analysis in the first quarter of 2018.
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
A Phase 2 IST with NeuVax as a single agent in patients with ductal carcinoma in situ, or DCIS, is open for enrollment. The trial is being run in collaboration with the National Cancer Institute (NCI), potentially positioning NeuVax as a treatment for earlier stage disease. The trial has an immunological endpoint evaluating NeuVax peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients. DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct and have not spread outside the duct to other tissues in the breast. DCIS is the most common type of breast cancer. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in 2015 there were over 60,000 diagnoses of DCIS.

GALE-301 and GALE-302
Our second immunotherapy franchise targets folate binding protein (FBP) receptor-alpha. FBP is a well-validated therapeutic target that is highly over-expressed in ovarian, endometrial and breast cancers, and is the source of immunogenic peptides that can stimulate cytotoxic T lymphocytes (CTLs) to recognize and destroy FBP-expressing cancer cells. Current treatments after surgery for these diseases are principally with platinum based chemotherapeutic agents. These patients suffer a high recurrence rate and most relapse with an extremely poor prognosis. GALE-301 and GALE-302 are immunogenic peptides that consist of a peptide derived from FBP combined with GM-CSF for the prevention of cancer recurrence in the adjuvant setting. GALE-301 is the E39 peptide, while GALE-302 is an attenuated version of this peptide, known as E39’. Two early stage clinical trials have been completed with our FBP peptides in ovarian, endometrial, and breast cancers. In June 2016, the U.S. Food and Drug Administration (FDA) granted two orphan-drug designations for the treatment (including prevention of recurrence) of ovarian cancer: one for GALE-301 (E39), and one for GALE-301 (E39) and GALE-302 (E39’). In March 2016, an oral presentation on the final GALE-301 (E39) Phase 1/2a clinical trial data demonstrated that GALE-301 is well tolerated and, in a small number of patients treated with the optimal dose a statistically significant disease free survival was obtained.
 Ovarian Cancer: According to the NCI Surveillance, Epidemiology, and End Results (SEER) Program, new cases of ovarian cancer occur at an annual rate of 11.9 per 100,000 women in the U.S., with an estimated 22,280 new cases and 14,240 deaths in 2016. Only 46.2% of ovarian cancer patients are expected to survive five years after diagnosis. Approximately 1.3% of women will be diagnosed with ovarian cancer at some point during their lifetime (2011 - 2013 data). The prevalence data from 2013 showed an estimated 195,767 women living with ovarian cancer in the United States. Due to the lack of specific symptoms, the majority of ovarian cancer patients are diagnosed at later stages of the disease, with an estimated 80% of women presenting with advanced-stage (III or IV) disease. These patients have their tumors routinely surgically debulked to minimal residual disease, and then are treated with platinum- and/or taxane-based chemotherapy. While many patients respond to this treatment regimen and become clinically free of disease, the majority of these patients will relapse. Depending upon their level of residual disease, the risk for recurrence after completion of primary therapy is approximately 70%. Unfortunately, for these women, once the disease recurs, treatment options are limited and the disease is most likely incurable.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

For the three months ended June 30, 2017, our net loss was $8.4 million compared with net income of $5.4 million for the three months ended June 30, 2016. Net income during the three months ended June 30, 2016 was primarily driven by two significant non-cash adjustments included in non-operating income, including a $14.4 million gain on our warrant liability due a significant decrease in our stock price in the quarter and a $5.5 million gain on our contingent purchase price liability based on its revaluation following the stopping of our PRESENT clinical trial during the quarter. Non-operating income totaled $17.6 million for the three months ended June 30, 2016 compared to non-operating expense of $2.2 million for the three months ended June 30, 2017. Operating loss decreased $4.4 million, or 47.15%, from the second quarter of 2016 compared to the second quarter of 2017 primarily due to reducing expenses following the discontinuation of our PRESENT clinical trial in the second quarter of 2016.

For the six months ended June 30, 2017, our net loss was $20.1 million compared with a net loss of $11.1 million for the six months ended June 30, 2016. Net loss during the six months ended June 30, 2016 was primarily driven by two significant non-cash adjustments included in non-operating income, including a $10.5 million gain on our warrant liability due a significant decrease in our stock price and a $5.3 million gain on our contingent purchase price liability based on its revaluation following the stopping of our PRESENT clinical trial during the second quarter. Non-operating income totaled $13.4 million for the six months ended June 30, 2016 compared to non-operating income of $0.6 million for the six months ended June 30, 2017. Operating loss decreased $8.3 million, or 45.24%, from the first half of 2016 compared to the first half of 2017 primarily due reducing expenses following to the discontinuation of our PRESENT clinical trial in the second quarter of 2016. The increase in loss from discontinued operations was due to the oral agreement in principle with USAO NJ and DOJ that includes a $7.5 million civil payment accrued during the first quarter of 2017, partially offset by decreased channel obligations and legal defense costs related to our former commercial products. The oral agreement in principle is further discussed in Note 5 to the condensed consolidated financial statements and Part II, Item 1.

Further analysis of the changes and trends in our operating results are discussed below.

(dollars in thousands)	Three Months Ended June 30,
	2017	2016	% Change
Operating loss	$(4,911)	$(9,292)	(47)%
Non-operating income (expense)	(2,191)	17,570	(112)%
Loss from discontinued operations	(1,302)	(2,889)	(55)%
Net income (loss)	$(8,404)	$5,389	(256)%

Net income (loss) per common share, basic:
Basic net income (loss) per share, continuing operations	$(0.19)	$0.91	(121)%
Basic net income (loss) per share, discontinued operations	$(0.03)	$(0.32)	(91)%
Basic net income (loss) per share	$(0.22)	$0.59	(137)%

Net income (loss) per common share, diluted:
Diluted net income (loss) per share, continuing operations	$(0.19)	$0.90	(121)%
Diluted net income (loss) per share, discontinued operations	$(0.03)	$(0.32)	(91)%
Diluted net income (loss) per share	$(0.22)	$0.58	(138)%

(dollars in thousands)	Six Months Ended June 30,
	2017	2016	% Change
Operating loss	$(9,999)	$(18,260)	(45)%
Non-operating income	615	13,436	(95)%
Loss from discontinued operations	(10,738)	(6,280)	71%
Net income (loss)	$(20,122)	$(11,104)	81%

Net loss per common share:
Basic and diluted net loss per share, continuing operations	$(0.29)	$(0.13)	123%
Basic and diluted net loss per share, discontinued operations	$(0.34)	$(0.17)	100%
Basic and diluted net loss per share	$(0.63)	$(0.30)	110%

Research and Development Expense

Research and development expense consists primarily of clinical trial expenses, compensation-related costs for our employees dedicated to research and development activities, and licensing fees and patent prosecution costs. Research and development expense for the three and six months ended June 30, 2017 and 2016, respectively, was as follows (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Research and development expense	$2,044	$6,175	(67)%	$4,406	$11,618	(62)%

The majority of our research and development expenses for the three and six months ended June 30, 2017 relate to our three ongoing investigator sponsored studies with NeuVax and internal work on our GALE-401 asset as it is being prepared to enter a Phase 3 study. The significant decrease in research and development costs from the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to the reduction in expenses following the close down of our Phase 3 PRESENT trial upon the recommendation of the IDMC in the third quarter of 2016. In addition, research and development headcount has decreased from fourteen at June 30, 2016 to three at June 30, 2017. We have reduced usage of outside service providers during 2017 in order to preserve capital and remain focused on our ongoing development programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. General and administrative expense for the three and six months ended June 30, 2017 and 2016, respectively, was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
General and administrative expense	$2,867	$3,117	(8)%	$5,593	$6,642	(16)%

The 8% decrease in selling, general, and administrative expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was driven by a $0.4 million decrease in non-cash stock based compensation. The 16% decrease in selling, general, and administrative expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was driven by a $0.7 million decrease in non-cash stock based compensation, as well as a $0.3 million decrease in directors and officer's insurance.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three months ended June 30, 2017 and 2016, respectively, was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Litigation settlement	$(1,300)	$(1,800)	—%	$(1,300)	$(1,800)	—%
Change in fair value of warrants potentially settleable in cash	(185)	14,392	(101)%	3,707	10,520	(65)%
Interest expense, net	(687)	(519)	32%	(1,660)	(611)	172%
Change in fair value of the contingent purchase price liability	(19)	5,497	(100)%	(132)	5,327	(102)%
Total non-operating income (expense), net	$(2,191)	$17,570	(112)%	$615	$13,436	(95)%

The changes in our net non-operating income (expense) during the three and six months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to significant decreases in the fair value of warrants accounted for as liabilities and the fair value of the contingent purchase price liability. These $10.5 million and $5.3 million decreases in the estimated fair value of our warrant liabilities during the three and six months ended June 30, 2016 were primarily due to the decrease in our common stock price, which is one of the most impactful inputs to the pricing model we use to estimate the fair value of our warrant liabilities. During the second quarter of 2017 our stock price remained relatively flat resulting in a $0.2 million non-cash loss on our warrant liabilities; however, during the six months ended June 30, 2017 our stock price declined significantly resulting in a $3.7 million non-cash gain on our warrant liabilities. In addition to the significant decrease in the fair value of warrants during the three and six months ended June 30, 2016, our contingent purchase price consideration related to the approval of NeuVax also decreased. The interim analysis of the PRESENT Phase 3 clinical trial and subsequent close down of the trial triggered an intangible asset and goodwill impairment analysis of the carrying amount and the fair value was determined to exceed the carrying amount as of June 30, 2016 based on the other ongoing and planned trials with NeuVax. The Company determined the fair value of the contingent purchase price consideration at each reporting period and the lower probability and extended time line for marketing approval were updated to align with the valuation performed of NeuVax resulting in the significant decrease in the fair value which are the two largest variables impacting the liability during the three and six months ended June 30, 2016.

The change in fair value of warrants and the change in contingent purchase price consideration are both non-cash. Management believes these adjustments may not always accurately reflect the operating, economic activities, or obligations undertaken by the Company.

Income Taxes

For the three and six months ended June 30, 2017 and 2016, there was no income tax benefit or expense recognized.

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

The following table represents the components attributable to the commercial operations that are presented in the condensed consolidated statements of operations as discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2016	2015
Additional channel obligations	(105)	(656)	(428)	(1,666)
Selling, general, and administrative	(897)	(2,233)	(2,510)	(4,614)
Settlement associated with USAO NJ and DOJ (Note 5)	(300)	—	(7,800)	—
Loss from discontinued operations	$(1,302)	$(2,889)	$(10,738)	$(6,280)
Discontinued operations are comprised of net revenue, cost of revenue, and expenses attributable to our commercial operations, which were sold in the fourth quarter of 2015.
•Additional Channel Obligations included in discontinued operations in the first quarter of 2016 is comprised of larger than anticipated rebates of Abstral sales that we were responsible for through the end of the first quarter of 2016. The increase in rebates was driven by larger than expected volumes through these rebate channels and additional price protection provisions. The increase in rebates was partially offset by lower than expect patient assistance program reimbursement. The additional channel obligations for the second quarter and first half of 2017 relate to adjusted Medicaid billings from previous quarters since the first quarter of 2014 and trailing returns from our former commercial products expiring in the fourth quarter of 2016.
•Selling, general and administrative expense included in discontinued operations consists of all other expenses of our commercial operations that are required in order to market and sell our marketed products. These expenses include all personnel related costs, marketing, data, consulting, legal, consulting, and other outside services necessary to support the commercial operations. During the three and six months ended June 30, 2017, we incurred $0.9 million and $2.5 million, respectively, related to legal expenses from external counsel associated with the Company's cooperation with the USAO NJ and DOJ's investigation of the sales and marketing practices of Abstral. The settlement recorded in the second quarter of 2017 relates oral agreement with the attorneys for the relator in the qui tam action to settle their statutorily mandated attorney fees award. These legal proceedings are further disclosed in Part II, Item 1. These legal proceedings are disclosed in Note 5 to the condensed consolidated financial statements and Part II, Item 1.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $18.1 million as of June 30, 2017, compared with $18.1 million as of December 31, 2016.

During the six months ended June 30, 2017 we raised funds of $15.5 million in net proceeds from issuance of common stock and warrants to purchase common stock and $4.5 million in redemptions of our debenture paid by the Company in shares of our common stock. Principal redemptions of our debenture paid in shares of our common stock result in the release of restricted cash to unrestricted cash. The increase was offset by $20.0 million used in operating activities.

We expect to continue to incur operating losses as we continue to advance our product candidates through the drug development and the regulatory process. In the absence of revenue, our potential sources of operational funding are proceeds from the sale of equity, funded research and development payments, debt financing arrangements, and payments received under partnership and collaborative agreements. The Company cannot provide assurances that its plans for sources and uses of cash will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. While the Company is advancing its product candidates, the Company continues to explore ways to raise additional capital, whether through a sale of equity or debt securities, a strategic business transaction, the establishment of other funding facilities, licensing arrangements, asset sales or other means. Until we complete the Proposed Merger, we may need to raise additional capital to fund our operations.

In addition to the funds raised through underwritten public offerings and the Debenture, we maintain a purchase agreement with Lincoln Park Capital LLC (LPC) and At Market Issuance Sales Agreements (collectively, the ATM) with future availability of $2.0 million and $19.1 million, respectively subject to certain terms and conditions. We cannot currently use the ATM and the purchase agreement with LPC because the Company is not currently eligible to use a Form S-3 registration statement, and it does not expect to be eligible to use a Form S-3 registration statement until late April 2018 at the earliest. In addition, we may be able to raise additional funds through amendments to the outstanding warrants and one or more private or public offerings. Once we become eligible to use a Form S-3 registration statement we expect to be able to use the ATM and our purchase agreement to fund our operations going forward, subject to terms of those instruments. However, even if we become eligible to use a form S-3 registration statement in April 2018, unless the market value of our common stock held by non-affiliates of the Company increases to at least $75 million, we will be limited in the amounts we may sell under Form S-3.

On January 31, 2017, the Company announced that its Board of Directors had initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value. As a result of this process, on August 7, 2017, the Company entered into the Merger Agreement whereby SELLAS will become a wholly owned subsidiary of the Company. In connection with the terms of the Merger Agreement, upon consummation of the Proposed Merger, Galena stockholders immediately prior to the Effective Time are expected to own approximately 32.5% of the aggregate number of shares of Galena Common Stock, and (b) SELLAS shareholders immediately prior to the Effective Time are expected to own approximately 67.5% of the aggregate number of shares of Galena Common Stock, each calculated on a fully-diluted basis for the combined company, except for the exclusion of 2,556,851 out-of-the money Galena warrants.

The Company cannot provide assurances that its plans for sources and uses of cash will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Until we complete the Proposed Merger, we may need to raise additional capital to fund our operations, whether through a sale of equity or debt securities, a strategic business transaction, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development of the Company's product candidates and to support its other ongoing activities. However, the Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently evaluating its capital requirements in light of both pursuing the Proposed Merger and funding the development of its clinical programs. In addition, the Company is working with SELLAS to develop a comprehensive capital program to fund all product development programs currently prioritized by SELLAS and the Company subsequent to the Proposed Merger. For example, the

Merger Agreement states that subsequent to the Merger the Company will use commercially reasonable best efforts to fund the NeuVax ongoing programs in the amount of $3 million through the 2019 budget.

The current unrestricted cash and cash equivalents as of the date of this filing will fund the Company's operations for at least eight months from the date that the unaudited condensed consolidated financial statements as of June 30, 2017 were issued. This projection is based on our current limited operations and estimates of resolution and legal expenses associated with the ongoing government investigation and legal matters pending against the Company, and is subject to changes in our operating plans, legal matters, uncertainties inherent in our business, transaction costs incurred at closing of the Proposed Merger, that could individually or in the aggregate cause us to need to seek to replenish our existing cash and cash equivalents sooner than we project and in greater amounts that we had projected. There is no guarantee that any debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed or the Proposed Merger is not completed, we would be forced to scale back, or terminate, our operations and may not be able to consummate the Proposed Merger. The Company prepared the consolidated financial statements as of and for the three and six months ended June 30, 2017 using the generally accepted accounting principles applicable to a going concern. These consolidate financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities amounts that may be necessary should the Company be unable to continue as going concern.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Six Months Ended June 30,
	2017	2016
Cash flows from continuing operations:
Cash flows used in continuing operating activities	$(12,476)	$(17,588)
Cash flows used in continuing investing activities	(25)	(6)
Cash flows provided by continuing financing activities	19,979	15,623
Total cash flows provided by continuing operating activities	7,478	(1,971)

Cash flows from discontinued operations:
Cash flows used in discontinued operating activities	(7,488)	(7,119)
Cash flows used in discontinued investing activities	—	(1,050)
Total cash flows used in discontinued operations	(7,488)	(8,169)

Total cash flows:
Cash flows used in operating activities	(19,964)	(24,707)
Cash flows used in investing activities	(25)	(1,056)
Cash flows provided by financing activities	19,979	15,623
Total increase in cash and cash equivalents	$(10)	$(10,140)

Net Cash Flow from Operating Activities

Net cash used in operating activities decreased $4.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in cash used in operating activities was driven by a $5.1 million decrease in cash used in continuing operations, partially offset by an increase of $0.4 million cash used in our discontinued operating activities. The decrease in total net cash used in continuing operating activities was due to the termination of our Phase 3 PRESENT trial during the third quarter of 2016.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $0.0 million for the six months ended June 30, 2017, and $1.1 million for the six months ended June 30, 2016. The $1.1 million paid in the first half of 2016 related to payments of selling costs incurred from the sale of our commercial assets in the fourth quarter of 2015.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $20.0 million for the six months ended June 30, 2017, compared with $15.6 million for the six months ended June 30, 2016. The financing activities during the six months ended June 30, 2017 consisted of $15.5 million in net proceeds from issuance of common stock and warrants to purchase common stock and $4.5 million in redemptions of the Debenture paid by the Company in shares of our common stock. The financing activities during the six months ended June 30, 2016 consisted of $20.2 million in net proceeds from the issuance of common stock and warrants to purchase common stock, partially offset by $4.8 million of principal payments on long-term debt.

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

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Principal Accounting Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework (2013) issued by the COSO, our Interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Interim CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 5, Commitments and Contingencies, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS
Please refer to our note on forward-looking statements on page 2 of this Form 10-Q, which is incorporated into this item by reference.
In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and our other public reports filed with the SEC you should consider the following new or updated risk factors:
Risks Related to the Proposed Merger
The announcement and pendency of the Proposed Merger could have an adverse effect on our business, financial condition, results of operations, or business prospects.
The announcement and pendency of the Proposed Merger could disrupt our businesses in the following ways, among others:

•
third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Proposed Merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•
the attention of our management may be directed toward the completion of the Proposed Merger and related matters and may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us.

 If any of these matters occur, they could adversely affect our financial condition, results of operations, or business prospects.
The market price of our common stock following the Proposed Merger may decline as a result of the transaction.
The market price of our common stock may decline as a result of the Proposed Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and prospects; or

•	the performance of the combined company’s business or its future prospects are not consistent with the expectations of financial or industry analysts; or

•	the combined company does not achieve benefits of the Proposed Merger as rapidly or the extent anticipated by the financial or industry analysts.
Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Proposed Merger.
After the completion of the Proposed Merger, the current stockholders of the Company will own a significantly smaller percentage of the combined company than their ownership of the Company prior to the Proposed Merger. At the effective time of the Proposed Merger, our stockholders will collectively own approximately 32.5% of the outstanding shares of the combined company on a fully diluted basis, assuming no future, unanticipated issuances of the Company or SELLAS capital stock prior to closing of the Proposed Merger. In addition, the seven-member board of directors of the combined company will initially comprise five directors designated by SELLAS and two directors designated by Galena who are not a current director of the Company. Consequently, our stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of the Company.
Our stockholders may not realize a benefit from the Proposed Merger commensurate with the ownership dilution they will experience in connection with the Proposed Merger.

If the combined company is unable to realize the full strategic and financial benefits anticipated from the Proposed Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Proposed Merger.
Failure to complete the Proposed Merger may adversely affect our common stock price and our future business and operations.
If the Proposed Merger is not completed, we may be subject to a number of risks, including the following:

•
if the Merger Agreement is terminated under certain circumstances, we will be required to pay SELLAS a termination fee of $750,000, or to reimburse SELLAS for up to $100,000 in certain transaction expenses;

•
the attention of our management will have been diverted to the Proposed Merger instead of being directed solely to our own operations and the pursuit of other opportunities that may have been beneficial to us;

•	the loss of our time and resources;

•	the price of our stock may decline and remain volatile; and

•	costs related to the Proposed Merger, such as legal, accounting and transaction agent fees, some of which must be paid even if the Proposed Merger is not completed.
In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a transaction that is superior or equal in value to the Proposed Merger.
The conditions under the Merger Agreement to SELLAS’ consummation of the Proposed Merger may not be satisfied in the anticipated timeframe or at all.
The obligation of SELLAS to complete the Proposed Merger is subject to certain conditions, including the approval by our stockholders of certain matters and other customary closing conditions, which include, among other things, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) compliance by the parties with their respective covenants under the Merger Agreement and no law or order preventing the Proposed Merger and related transactions. These conditions are described in more detail in the Merger Agreement, which is filed as Exhibit 2.1 hereto and incorporated herein by reference.
We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.
During the pendency of the Proposed Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.
Covenants in the Merger Agreement generally prohibit the Company and SELLAS from entering into certain extraordinary transactions with any third party, including mergers, purchases or sales of assets, or other business combinations, subject to certain exceptions relating to fiduciary duties, or from completing other transactions that are not in the ordinary course of business pending completion of the Proposed Merger, including transactions that may be favorable to the companies or their stockholders. As a result, if the Proposed Merger is not completed, our stockholders may be adversely impacted by our inability to pursue other beneficial opportunities during the pendency of the Proposed Merger.
Provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the Proposed Merger.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal constitutes, or is reasonably likely to result in, a superior acquisition proposal, and that failure to pursue such proposal would be considered a breach of the board’s fiduciary duties. If we terminate the Merger Agreement because we enter into an alternative superior transaction, we would be required to pay a termination fee of $750,000, or to reimburse up to $100,000 in certain transaction expenses to SELLAS. Such termination fee may discourage third parties from submitting alternative takeover proposals to us, and may cause the board of directors to be less inclined to recommend an alternative proposal.
 The lack of a public market for SELLAS shares makes it difficult to determine the fair market value of SELLAS, and the merger consideration to be issued to SELLAS stockholders may exceed the actual value of SELLAS.
 The outstanding capital stock of SELLAS is privately held and is not traded on any public market, which makes it difficult to determine the fair market value of SELLAS. There can be no assurances that the merger consideration to be issued to SELLAS stockholders will not exceed the actual value of SELLAS.
Even if the Proposed Merger is consummated, we may fail to realize the anticipated benefits of the Proposed Merger.
The success of the Proposed Merger will depend on, among other things, the combined company’s ability to achieve its business objectives, including the successful development of its product candidates. If the combined company is not able to achieve these objectives, the anticipated benefits of the Proposed Merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.
The Company and SELLAS have operated and, until the completion of the Proposed Merger, will continue to operate independently. Even if the Proposed Merger is completed, it is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, an adverse impact on the value of our assets, or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to comply with reporting obligations as a public company, to satisfy our obligations to third parties or to achieve the anticipated benefits of the Proposed Merger. Integration efforts between the two companies will also divert management’s attention and resources. Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the Proposed Merger could have an adverse effect on our business and the results of our operations. Such an adverse effect on our business may impact the value of the shares of the combined company’s common stock after the completion of the Proposed Merger.
Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Proposed Merger and the operations of the combined company; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Proposed Merger and integrating the companies’ operations.
In addition, SELLAS could be materially adversely affected prior to the closing of the Proposed Merger, which could have a material adverse effect on the combined company if we are required to complete the Proposed Merger. For example, we are required under the Merger Agreement to complete the Proposed Merger despite any changes in general economic or political conditions or the securities market in general, to the extent they do not disproportionately affect SELLAS; any changes in or affecting the industries in which SELLAS operates, to the extent they do not disproportionately affect SELLAS; any changes, effects or circumstances resulting from the announcement or pendency of the Merger Agreement or the completion of the contemplated transactions or compliance with the terms of the Merger Agreement; and continued losses from operations or decreases in cash balances of SELLAS. If any such adverse changes occur and the Proposed Merger is still completed, the combined company’s stock price may suffer. This in turn may reduce the value of the Proposed Merger to our stockholders.

We may not be able to complete the Proposed Merger and may elect to pursue another strategic transaction similar to the Proposed Merger, which may not occur on commercially reasonably terms or at all.
We cannot assure you that we will complete the Proposed Merger in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights. Our assets currently consist primarily of our development product candidates, cash, cash equivalents and marketable securities, and our listing on the NASDAQ Capital Market. If we do not complete the Proposed Merger, our board of directors may elect to attempt to complete another strategic transaction similar to the Proposed Merger. Such attempts will likely be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.
If the Proposed Merger is not completed, we may elect to liquidate our remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying our debts and other obligations.
If we do not complete the Proposed Merger, the board of directors may elect to take the steps necessary to liquidate all of our remaining assets. The process of liquidation may be lengthy and we cannot make any assurances regarding the timing of completing such a process. In addition, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution.
We will incur substantial transaction-related costs in connection with the Proposed Merger.
We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Proposed Merger and combining the two companies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business with SELLAS’ business, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.
If we fail to continue to meet all applicable NASDAQ Capital Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business and would impair our ability to complete the Proposed Merger.
It is a condition of SELLAS’ obligation to complete the Proposed Merger that the Company maintain the listing of its common stock on the NASDAQ Capital Market where our common stock is currently listed. In order to maintain that listing, we must satisfy minimum financial and other requirements. On March 24, 2017, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market, or NASDAQ, that our common stock had not met the $1.00 per share minimum bid price requirement for the last 30 consecutive business days pursuant to NASDAQ Listing Rule 5450(a)(1) and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) we would be afforded 180 calendar days, or until September 20, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by September 20, 2017, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on the NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The closing bid price of our common stock on the NASDAQ Capital Market was $0.37 on August 14, 2017.
While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.
A failure by the combined company upon completion of the Proposed Merger to comply with the initial listing standards of the NASDAQ Capital Market may subject our stock to delisting from the NASDAQ Capital Market, which listing is a condition to the completion of the Proposed Merger.
Upon the completion of the Proposed Merger, the combined company will be required to meet the initial listing requirements to maintain the listing and continued trading of our shares on the NASDAQ Capital Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading. Based on information currently available to us, we anticipate that we will be unable to meet the $1.00 minimum bid price initial listing requirement at the closing of the Proposed Merger unless we effect a reverse stock split. If we are unable to satisfy these requirements, NASDAQ may notify us that our stock will be subject to delisting from the NASDAQ Capital Market. It is a condition of SELLAS’ obligation to complete the Proposed Merger that the Company maintain the listing of its common stock on NASDAQ. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. We believe that a reverse stock split will be in the best interest of the combined company and our stockholders. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.
Most of our warrants have a provision allowing the holders of warrants to require us to make a cash payment in the event we engage in a Fundamental Transaction.  Although it is uncertain this provision will apply in connection with the acquisition of SELLAS and if it does apply what the ultimate payment liability would be, if any, the payment obligation could be material to us subsequent to the merger.
Most of our warrants have a provision allowing the holders of warrants to require us to make a cash payment in the event we engage in a Fundamental Transaction.  The term Fundamental Transaction is defined in each warrant agreement governing the applicable class of warrants.  The cash payment is based upon a Black-Scholes analysis of the remaining value of the warrant at the time the Fundamental Transaction is effectuated.  In August 2017, a holder of warrants under the warrant agreement dated February 13, 2017 has asserted that the Proposed Merger of SELLAS constitutes a Fundamental Transaction. Although it is uncertain that the acquisition of SELLAS triggers the Fundamental Transaction provision or if the provision is triggered what the actual payment due to a warrant holder would be in such circumstance, any such payment could be material to us and could materially adversely affect our financial condition after the acquisition of SELLAS.
We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.
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
We had cash and cash equivalents of approximately $18.1 million as of June 30, 2017. We had no revenue during the six months ended June 30, 2017, and our cash burn from operations for the six months ended June 30, 2017 was approximately $20.0 million. We believe that our existing cash and cash equivalents should be sufficient to fund our operations for at least eight months from the date of issuance of the Company's consolidated financial statements for the quarter ended June 30, 2017. This projection is based on our current limited planned operations, anticipated payments for defense costs for the governmental investigation, payments of the resolution of the SEC investigation, estimates of the potential resolution of the Abstral governmental investigation, estimates of the defense costs to defend the certain securities litigation and other matters, our impaired ability to raise funds, and is also subject to changes in our operating plans, transaction costs related to the closing of the Proposed Merger, unanticipated developments in the ongoing government investigation and other legal matters and uncertainties inherent in our business. We may need to seek to replenish our existing cash and cash equivalents through dilutive and non-dilutive financings over this calendar year.
In addition, we had approximately $13.2 million of restricted cash associated with our Debenture as of June 30, 2017. We cannot currently use the ATM and the purchase agreement with LPC because the Company is not currently eligible to use a Form S-3 registration statement, and it does not expect to be eligible to use a Form S-3 registration statement until late April 2018 at the earliest. However, even if we become eligible to use a Form S-3 registration statement in April 2018, unless the market value of our common stock held by non-affiliates of Company increases to $75 million, we will be limited in the amounts we may sell under Form S-3.
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

In the event that we are unable to obtain additional financing if needed or if we incur significant expense related to, among other things, the resolution of the ongoing government investigation, transaction costs related to the closing of the proposed merger, and defense of the putative shareholder class-action complaints, we may not be able to meet our obligations as they come due, that in turn may raise substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no assurance that we will secure additional financing if we need such financing. Our financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, transaction costs related to the closing of the Proposed Merger, defense costs related to the recent securities lawsuits, resolution of the ongoing government investigation, the acceleration or modification of our expansion plans, increased expenses, our current inability to use a Form S-3 registration statements and even if we could use a Form S-3 registration statement limitations on the amounts that could we could sell on a Form S-3 due to our low market capitalization, potential acquisitions or other events may affect our ability to continue as a going concern. Future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our security holders or may otherwise adversely affect our business.
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
The market price of our common stock has exhibited substantial volatility recently. Between January 1, 2017 and June 30, 2017, the sale price of our common stock as reported on The NASDAQ Capital Market ranged from a low of $0.52 to a high of $2.41 as adjusted for the reverse stock split effected in November 2016. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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
As of June 30, 2017, we had reserved for issuance 505,000 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $35.49 per share and 19,557,000 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $4.62 per share. Upon exercise of these options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.
Our outstanding warrants may result in dilution to our stockholders.
Our outstanding December 2012 warrants to purchase 151,565 shares of common stock as of June 30 2017 with a current exercise price of $10.32 per share contain so-called weighted-average anti-dilution provisions. These anti-dilution provisions may be triggered by the issuance of the shares being offered hereby or upon any future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions.
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
As of June 30, 2017, (i) there were 37,435,524 shares of common stock outstanding and (ii) 9,131,868 shares of common stock had been issued by the Company pursuant to the terms of the Debenture issued by the Company on May 10, 2016 (Debenture). Assuming all the shares issuable pursuant to the terms of the Debenture subsequent to May 1, 2017 are issued at a Stock Payment Price of $0.35, the lowest Stock Payment Price (as such term is defined above) permitted under the Minimum Stock Price Payment Condition (as such term is defined above), the Company estimates that the maximum number of shares of common stock that the Company could issue pursuant to the terms of the Debenture subsequent to May 1, 2017 is 45,000,000. See "Item 1. Financial Statements - Note 4, Long-Term Debt" for a description of the terms of the Debenture.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. Mine Safety Disclosures
None.

ITEM 5. Other Information
None.
ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017, by and among Galena Biopharma, Inc., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd. and SELLAS Life Sciences Group Ltd.	8-K	2.1	August 8, 2017
4.1	Amendment Agreement, dated as of July 10, 2017, by and between JGB Cayman (Newton) Ltd. and Galena Biopharma, Inc. with respect to the 9% Original Issue Discount Senior Secured Convertible Debenture in the Original Issue Amount of $25,350,000 Issued and Sold to to JGB Cayman (Newton) Ltd. by Galena Biopharma, Inc.	8-K	4.1	July 11, 2017
10.1	Waiver dated April 1, 2017 to the Securities Purchase Agreement, dated as of May 10, 2016 by and between Galena Biopharma Inc. and JGB Newton, Ltd.	8-K	10.1	April 3, 2017
10.2	Amendment Agreement dated May 1, 2017 between Galena Biopharma, Inc. and JGB (Cayman) Newton Ltd.	8-K	10.1	May 2, 2017
10.3	Form of Support Agreement, by and between SELLAS Life Sciences Group Ltd and certain directors, officers and stockholders of Galena Biopharma, Inc.	8-K	10.1	August 8, 2017
10.4	Form of Support Agreement, by and between Galena Biopharma, Inc. and certain directors, officers and stockholders of SELLAS Life Sciences Group Ltd.	8-K	10.2	August 8, 2017
10.5	Consent, dated as of August 7, 2017, made by JGB (Cayman) Newton Ltd., in favor of Galena Biopharma, Inc	8-K	10.3	August 8, 2017
31.1	Sarbanes-Oxley Act Section 302 Certifications of Stephen F. * Ghiglieri.**
32.1	Sarbanes-Oxley Act Section 906 Certifications of Stephen F. ** Ghiglieri.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation.*
101.DEF	XBRL Taxonomy Extension Definition.*
101.LAB	XBRL Taxonomy Extension Label.*
101.PRE	XBRL Taxonomy Extension Presentation.*
101.PRE	XBRL Taxonomy Extension Presentation.*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALENA BIOPHARMA, INC.

By:	/s/ Stephen F. Ghiglieiri

Stephen F. Ghiglieri
Interim Chief Executive Officer and Chief Financial Officer

Date: August 14, 2017