Form 10-Q
period 2018-03-31
SELLAS Life Sciences Group, Inc.
filed 2018-05-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of April 30, 2018, SELLAS Life Sciences Group, Inc. had outstanding 6,655,155 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2018

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Some of the information contained in this quarterly report on Form 10-Q may include forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. Such forward-looking statements include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections entitled “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, or SEC, on April 13, 2018, or the 2017 Annual Report, which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,474	$2,319
Restricted cash	8,612	10,431
Prepaid expenses and other current assets	986	337
Total current assets	13,072	13,087
In-process research and development	17,600	17,600
Goodwill	1,914	1,914
Deposits and other assets	899	925
Total assets	$33,485	$33,526
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$8,526	$8,377
Accounts payable	11,451	11,691
Accrued expenses and other current liabilities	4,470	3,201
Litigation settlement payable	1,300	1,300
Total current liabilities	25,747	24,569
Deferred tax liability	1,673	1,673
Warrant liability	1,528	1,309
Contingent consideration	4,705	1,294
Long-term debt, net of current portion	1,150	2,611
Total liabilities	34,803	31,456
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A shares, 17,500 shares designated, 5,987 issued and outstanding at March 31, 2018; no shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 6,154,377 shares issued and outstanding at March 31, 2018; 5,766,891 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	60,861	56,254
Accumulated deficit	(62,180)	(54,185)
Total stockholders’ (deficit) equity	(1,318)	2,070
Total liabilities and stockholders’ (deficit) equity	$33,485	$33,526

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$1,804	$2,184
General and administrative	3,880	2,287
Total operating expenses and operating loss	(5,684)	(4,471)
Non-operating income (expense):
Change in fair value of warrant liability	1,881	—
Change in fair value of the contingent consideration	(3,411)	—
Loss on settlement of liability-classified warrants	(685)	—
Interest expense, net	(96)	(130)
Total non-operating income (expense), net	(2,311)	(130)
Net loss	$(7,995)	$(4,601)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	(1,968)	—
Net loss attributable to common stockholders	$(9,963)	$(4,601)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(1.67)	$(3.63)
Weighted-average common shares outstanding, basic and diluted	5,952,193	1,268,489
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at December 31, 2017	—	$—	5,766,891	$1	$56,254	$(54,185)	$2,070
Issuance of Series A convertible preferred stock, net of offering costs	5,987	—	—	—	5,328	—	5,328
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(2,587)	—	(2,587)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(1,968)	—	(1,968)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	1,968	—	1,968
Accretion of convertible preferred stock dividends	—	—	—	—	(72)	—	(72)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	333,143	—	1,631	—	1,631
Issuance of common stock in connection with warrant exchange agreements	—	—	54,343	—	285	—	285
Stock-based compensation for directors and employees	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(7,995)	(7,995)
Balance at March 31, 2018	5,987	$—	6,154,377	$1	$60,861	$(62,180)	$(1,318)

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,995)	$(4,601)
Non-cash interest expense	20	—
Non-cash stock-based compensation	22	937
Change in fair value of common stock warrants	(1,881)	—
Change in fair value of contingent consideration	3,411	—
Loss on settlement of liability-classified warrants	685	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(622)	114
Accounts payable	(240)	3,585
Accrued expenses and other current liabilities	1,197	(3,838)
Net cash used in operating activities	(5,403)	(3,803)
Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	5,328	—
Principal payments on long-term debt	(589)	—
Net cash provided by financing activities	4,739	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(664)	(3,803)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	12,750	5,962
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$12,086	$2,159

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$34	$—
Cash paid during the periods for interest	$110	$—
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	$1,968	$—
Repayment of interest and principal on long-term debt through issuance of common stock	$1,631	$—
Reclassification of warrant liabilities upon exchange for shares of common stock	$285	$—
Long-term debt issued in connection with warrant exchange agreements	$888	$—
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. ("Company," “we,” “us,” “our,” or “SELLAS”) is a clinical-stage biopharmaceutical company focused on novel cancer immunotherapeutics for a broad range of cancer indications. The Company’s lead product candidate, galinpepimut-S (“GPS”), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center (“MSK”), that targets the Wilms tumor 1 (“WT1”), protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has the potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

Merger of Galena Biopharma, Inc. and SELLAS Life Sciences Group Ltd.

As used in this quarterly report on Form 10-Q, the words the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following completion of the business combination with Galena ("Merger"). Such references for the period prior to the completion of the Merger refer to Private SELLAS.

On December 29, 2017, Galena completed the business combination with the privately held Bermuda exempted company, Sellas Life Sciences Group Ltd. (“Private SELLAS”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017 the (“Merger Agreement”), by and among the Company, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. As a result of the Merger, the Company’s business is now substantially comprised of the business of Private SELLAS, and although the Company is considered the legal acquiror of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired the Company in the Merger. Consequently, the Merger was accounted for as a reverse acquisition in the Company's consolidated financial statements for the year ended December 31, 2017.

Immediately prior to the Merger, Galena effected a 1-for-30 reverse stock split of its outstanding common stock, par value $0.0001 per share. Under the terms of the Merger Agreement, Galena issued shares of its common stock to Private SELLAS’ securityholders at an exchange ratio of 43.9972 shares of its common stock in exchange for each common share of Private SELLAS outstanding immediately prior to the Merger. The Company also assumed all of the restricted stock units (“RSU”) issued and outstanding under the Private SELLAS Stock Incentive Plan #1, and all of the issued and outstanding warrants of Private SELLAS. Accordingly, such RSUs will now be settled in, and such warrants now are exercisable for, shares of the Company’s common stock. Accordingly, immediately after the Merger, there were 5,766,891 shares of the Company’s common stock outstanding, with the former Private SELLAS securityholders owning 67.5% of the Company’s fully diluted common stock, and the Company’s pre-Merger securityholders owning the remaining 32.5%. The number of shares and per share amounts of common stock in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been restated to give retroactive effect to the common stock conversion ratio and reverse stock split for all periods presented, including common stock options, restricted stock units, and common stock warrants.

Upon completion of the Merger, the Company’s name changed from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.”, the Company’s common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018 and the Company’s financial statements became those of Private SELLAS.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. On March 7, 2018, the Company entered into a definitive securities purchase agreement to issue shares of its convertible preferred stock (“Series A Convertible Preferred”) and warrants to purchase shares of its common stock in a private placement transaction to a select group of institutional investors. The sale of the Series A Convertible Preferred closed in two tranches and resulted in aggregate gross proceeds to the Company of approximately $10.7 million. The Company closed the first tranche for approximately $6.0 million gross proceeds on March 9, 2018. The Company closed the second tranche of the remaining $4.7 million gross proceeds on May 1, 2018, following the receipt of necessary stockholder approval.

In addition to the proceeds from the Series A Convertible Preferred, during 2018, JGB (Cayman) Newton Ltd (“JGB”), the holder of the Company’s senior secured debenture (the “Senior Secured Debenture”) due November 2018 redeemed $2.8 million of outstanding principal that was satisfied by the Company with 659,529 shares of the Company’s common stock and redeemed $0.6 million of outstanding principal, which the Company satisfied in cash. As a result of the redemptions, the Company was able to transfer $1.9 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund the Company’s ongoing operations. The balance of the restricted cash and cash equivalents balance exceeds the principal balance of the Senior Secured Debenture by $1.5 million as of May 15, 2018 and per the terms of the Senior Secured Debenture, as described in Note 7, should have been transferred into unrestricted cash and cash equivalents. As of May 15, 2018, the Company has been unable to transfer the excess of $1.5 million from the restricted account as the holder of the redemption has not approved the transfer required by a securities account control agreement at the Company's financial institution. The outstanding principal balance on the Senior Secured Debenture as of May 15, 2018 is $6.9 million.

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

The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of March 31, 2018, the Company had a cash balance of approximately $3.5 million and a restricted cash balance of $8.6 million. In addition, the Company had outstanding accounts payable and accrued expenses of $17.2 million and indebtedness of $9.7 million as of March 31, 2018, which primarily consists of the Company’s Senior Secured Debenture. The Company received an additional $4.7 million of cash proceeds from the second closing of the sale of the Series A Convertible Preferred and warrants on May 1, 2018. The Company expects its existing cash as of March 31, 2018, together with the proceeds from the second closing of the Series A Convertible Preferred in May 2018, will enable the Company to fund its operating expenses and capital expenditure requirements through August 2018.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, SELLAS Life Sciences Group Ltd., SELLAS Life Sciences Group UK Ltd (“SELLAS UK”), Apthera, Inc. (“Apthera”) and Mills Pharmaceuticals, LLC (“Mills”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Unaudited Interim Results

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission ("SEC") on April 13, 2018 (the "2017 Annual Report"). The accompanying condensed consolidated financial statements at March 31, 2018 and for the three months ended March 31, 2018, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from the audited financial statements as of that date.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company also records, when necessary, deemed dividends for the intrinsic value of the conversion options embedded in preferred stock based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred stock.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, the Company adopted this standard in the first quarter of 2018.

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$3,474	$2,319
Restricted cash and cash equivalents	8,612	10,431
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$12,086	$12,750

In connection with the Company's Senior Secured Debenture, the Company was required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance are transferred to the Company's unrestricted account to fund its ongoing operations. As of March 31, 2018 and December 31, 2017, the Company maintained $8.4 million and $10.2 million, respectively, of cash and cash equivalents in a restricted account. In addition the Company maintained $0.2 million as of March 31, 2018 and December 31, 2017 on hand with the Company's financial institutions as collateral for its corporate credit cards.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. In accordance with ASU No. 2017-09, the Company adopted this standard prospectively in the first quarter of 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company's consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

4. Acquisition

On December 29, 2017, the Company completed the Merger with Private SELLAS as discussed in Note 1. The Merger was accounted for as a reverse merger under the acquisition method of accounting whereby Private SELLAS was considered to have acquired the Company for financial reporting purposes because, immediately upon completion of the Merger, Private SELLAS stockholders held a majority of the voting interest of the combined company.

The following summary pro forma condensed consolidated financial information reflects the Merger with Galena as if it had occurred on January 1, 2017 for purposes of the statements of operations. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Merger in fact occurred on January 1, 2017, and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the three months ended March 31, 2017 (in thousands except per share amounts):

Net loss	$(6,753)
Basic and diluted net loss per share	$(1.87)

Pro forma combined net loss includes an adjustment to reduce historical interest expense of $0.1 million for the three months ended March 31, 2017, due to the conversion of the convertible notes of $5.8 million.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

5. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	March 31, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,172	$3,172	$—	$—
Restricted cash equivalents	8,423	8,423	—	—
Total assets measured and recorded at fair value	$11,595	$11,595	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,528	$—	$—	$1,528
Contingent consideration	4,705	—	—	4,705
Total liabilities measured and recorded at fair value	$6,233	$—	$—	$6,233

Description	December 31, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,662	$1,662	$—	$—
Restricted cash equivalents	10,245	10,245	—	—
Total assets measured and recorded at fair value	$11,907	$11,907	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,309	$—	$—	$1,309
Contingent consideration	1,294	—	—	1,294
Total liabilities measured and recorded at fair value	$2,603	$—	$—	$2,603

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2018 and 2017. See Note 10 for a reconciliation of the beginning and ending warrant liability for the three months ended March 31, 2018. A reconciliation of the beginning and ending contingent consideration liability for the three months ended March 31, 2018 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, January 1, 2018	$1,294
Change in the estimated fair value of the contingent consideration	3,411
Contingent consideration, March 31, 2018	$4,705

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The contingent consideration was assumed by the Company in connection with the Merger and recorded at fair value as of the consummation of the Merger, which approximates fair value as of December 31, 2017. The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to the Company’s NeuVaxTM product candidate. The contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules. The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The change in the estimated fair value of the contingent consideration during the three months ended March 31, 2018 reflects an adjusted probability and timeline for the potential approval of NeuVax associated with the positive interim data from the prospective, randomized, single-blinded, controlled Phase 2b independent investigator-sponsored clinical trial (IST) of trastuzumab (Herceptin®) +/- nelipepimut-S (NeuVax™)  in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Professional fees	$1,898	$1,744
Clinical trial costs	960	51
Compensation and related benefits	505	566
Value added tax	426	426
Rebates and returns of former commercial products	416	223
Other	265	191
Accrued expenses and other current liabilities	$4,470	$3,201

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

7. Debt

	March 31, 2018	December 31, 2017
Debt
Current portion of Senior Secured Debenture	$7,638	$8,377
Short-term convertible promissory notes	888	—
Non-current portion of Senior Secured Debenture	1,150	2,611
Total debt	$9,676	$10,988

Senior Secured Debenture

On May 10, 2016, the Company's predecessor company, Galena, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with JGB pursuant to which Galena sold to the Purchaser, at a 6.375% original issue discount, a $25.5 million Senior Secured Debenture and warrants to purchase up to 3,333 shares of the Company's common stock. Net proceeds to Galena from the sale of the Senior Secured Debenture and warrants, after payment of commissions and legal fees, were approximately $23.4 million. The Senior Secured Debenture remained outstanding for the Company through the consummation of the Merger with Galena on December 29, 2017.

The Senior Secured Debenture matures on November 10, 2018, and accrues interest at 9% per year, payable monthly. In addition, on the maturity date of the Senior Secured Debenture (or such earlier date that the principal amount of the Senior Secured Debenture is paid in full by acceleration or otherwise) a fixed amount, which shall be deemed interest under the Senior Secured Debenture, equal to $0.8 million will be due and payable to the JGB on such date in, at the option of the Company, cash and, subject to the same conditions for the payment of interest, in shares of the Company’s common stock, or a combination of cash and the Company’s common stock.

The Company’s obligations under the Debenture are secured under a security agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. Private SELLAS is not a party to the security agreement. Under the subsidiary guarantee agreement, each subsidiary guarantees the performance of the Company of the Securities Purchase Agreement, Senior Secured Debenture and related agreements.

The Senior Secured Debenture was amended in August 2016, May 2017, July 2017 and August 2017. After giving effect to the amendments, the Senior Secured Debenture contains the following modified and/or additional terms, among others:

•
JGB can, from time to time, during the term of the Senior Secured Debenture, require the Company to prepay in cash all or a portion of the outstanding principal plus accrued and unpaid interest (the “Outstanding Amount”) on written notice to the Company, provided, that such prepayment amount shall not exceed the lesser of $18.5 million and the outstanding principal amount. If JGB elects such prepayment of the Senior Secured Debenture, then the number of shares subject to the warrants issued to the holder will be reduced in proportion to the percentage of principal and accrued interest required to be prepaid by the Company. The Company does not have the right to prepay.

•
JGB has the right, which commenced on November 10, 2016, to require the Company to redeem the outstanding principal amount, up to the outstanding principal amount of the Senior Secured Debenture, by written notice to the Company and may deliver an unlimited number of redemption notices during any calendar month.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

•
The Company has the option to pay outstanding principal redemptions and monthly interest in shares of common stock, cash, or a combination of shares of common stock and cash. Among the various conditions that must be satisfied (or waived) in order for the Company to be able to elect to satisfy the redemption amounts in shares of common stock are: (a) the VWAP of $10.50 per share on any trading day that a redemption notice is delivered (b) no event of default has occurred and is continuing and (c) the Company’s cash on hand exceeds the outstanding principal amount by at least $10.0 million. In the event that any of these conditions are not met, the Company does not have the option to pay outstanding principal redemptions and monthly interest in cash.

•
The stock payment price to satisfy outstanding principal redemptions and monthly interest is the lower of (a) 80% of the VWAP for the trading day immediately prior to the date of the applicable redemption notice (the “Prior Day VWAP”) and (b) 80% of the average of the three lowest VWAPs during the 20 consecutive trading day period immediately preceding the date of the applicable redemption notice (the “Twenty Day VWAP”); provided, however, to the extent that, on any given trading day, the price per share of common stock on such trading day equals or exceeds 115% of the Prior Day VWAP or Twenty Day VWAP, then for the such trading day, and such trading day only, each reference to 80% shall be deemed, for such trading day only, to be 92.5%

•

•
The Company was required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance are transferred to the Company's unrestricted account to fund its ongoing operations. As of March 31, 2018 and December 31, 2017, the Company maintained $8.4 million and $10.2 million, respectively, of cash and cash equivalents in a restricted account.

As of March 31, 2018 and December 31, 2017, the outstanding principal balance of the Senior Secured Debenture was $8.0 million and $10.2 million, respectively. In addition to the outstanding principal balance, the Senior Secured Debenture has $0.8 million of additional interest that is included in the current portion of long-term debt as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, JGB redeemed $1.6 million of outstanding principal, which the Company satisfied with 314,228 shares of its common stock and redeemed $0.6 million of outstanding principal which the Company satisfied with cash. Subsequent to March 31, 2018 and prior to May 15, 2018, the date of issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 2018, JGB redeemed an additional $1.2 million of outstanding principal, which the Company satisfied with 345,301 shares of its common stock and is classified as long-term debt on the Company's condensed consolidated balance sheet as of March 31, 2018 as the amounts were not satisfied with working capital.

As a result of the redemptions during 2018, the Company was able to transfer $1.9 million of restricted cash into unrestricted cash and cash equivalents which is being used to fund the Company’s ongoing operations. The balance of the restricted cash exceeds the principal balance of the Senior Secured Debenture by $1.5 million as of May 15, 2018 and per the terms of the Senior Secured Debenture, as described in Note 7, should be transferred into cash and cash equivalents. As of May 15, 2018, the Company has been unable to transfer the excess $1.5 million from the restricted account as JGB has not approved the transfer required by a securities account control agreement at the Company's financial institution. The outstanding principal balance on the senior secured debenture as of May 15, 2018 is $6.9 million.

Short-term Convertible Promissory Notes

During the three months ended March 31, 2018, the Company entered into convertible promissory notes in the principal amount of $0.9 million in exchange for the surrender and cancellation of warrants to purchase 379,333 shares of its common stock pursuant to the February 2017 offering by Galena. The convertible promissory notes accrue interest at a rate of 5% per annum and the entire principal balance and accrued interest is due and payable in August 2018. The outstanding principal balance and accrued interest is convertible into shares of the Company's common stock at a conversion price equal to $7.00. In April 2018, $0.8 million of outstanding principal and accrued interest was converted 118,644 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8. Legal Proceedings, Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of the date hereof, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

The Company’s predecessor company, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, some of which are ongoing and to which the Company is now subject as a result of the Merger. They are as follows:

On February 13, 2017, a putative stockholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey captioned, Miller v. Galena Biopharma, Inc., et al. On February 15, 2017, a putative stockholder securities class action complaint was filed in the U.S. District Court for the District of New Jersey entitled, Kattuah v. Galena Biopharma, Inc., et al. The actions assert that the defendants failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. Two groups of stockholders and one individual stockholder filed three motions to be appointed lead plaintiff on April 14, 2017 and April 17, 2017.

Subsequently, one of the stockholders groups withdrew its motion for lead plaintiff status and the individual stockholder notified the Court that he did not object to the appointment of the remaining stockholder group, GALE investor group, as lead plaintiff. On July 17, 2017, the Court approved the GALE investor group as named lead plaintiff and its counsel as lead and liaison counsel. The Court also consolidated both actions. An amended complaint was filed on October 6, 2017. On December 15, 2017, Galena and the former officers and employees filed a motion to dismiss the amended complaint. The plaintiffs responded to a former officer’s motion to dismiss on February 13, 2018 and responded to Galena's and the other former officers' and employees' motion to dismiss in March 2018. The Company, as successor to Galena, and the former officers and employees filed a reply in April 2018. The Court will take the matter under advisement. It is not known when the Court will issue a ruling in this matter.

On March 16, 2017, a complaint entitled Keller v. Ashton et al., CA No. 2:17-cv-01777 was filed in the U.S. District Court for the District of New Jersey against the Company’s then-existing directors and the Company, as a nominal defendant. The complaint purports to assert derivative claims for breach of fiduciary duty on the Company’s behalf against its directors based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The Company’s response to the complaint was due on June 1, 2017; however, on May 21, 2017, the Court entered a stay of the proceedings pending resolution of motions to dismiss in the securities litigations described above.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On or about April 9, 2018, JGB filed a lawsuit in the U.S. District Court for the Southern District of New York captioned JGB (Cayman) Newton, Ltd. v. Sellas Life Sciences Group, Inc., et al., Case 1:18-cv-3095 (DLC), or the JGB Action. The complaint in the JGB Action asserts claims under state law and federal securities law against the Company, the Company's Chief Executive Officer, Angelos M. Stergiou, M.D., ScD H.C, and the its Interim Chief Financial Officer, Aleksey N. Krylov (Mr. Krylov together with the Company and Dr. Stergiou, the Defendants). The complaint in the JGB Action alleges, among other things, that the Company breached a contractual obligation to deliver certain shares of its common stock to JGB and that, in the course of negotiations related to the Senior Secured Debenture agreement, the Defendants failed to disclose to JGB certain information regarding positive clinical trial results that was not then public. On or about May 2, 2018, JGB filed an amended complaint, adding as defendants Jane Wasman, Stephen Ghiglieri, David Scheinberg, M.D., Robert Van Nostrand and John Varian, each of whom is a member of the Company’s Board of Directors (the “Director Defendants”). The amended complaint, in addition to the allegations in the original complaint, alleges, among other things, that the Director Defendants are liable as “control persons” for the purposes of the purported securities laws violations committed by the Company, Dr. Stergiou and Mr. Krylov. According to the amended complaint, JGB seeks to receive an unspecified number of shares of the Company's common stock, a declaratory judgment in respect of the dispute underlying the litigation, damages, and costs and expenses incurred in the JGB action, among other things. The Company disputes the claims in the JGB Action and intends to defend against them vigorously.

9. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Series A Convertible Preferred

On March 7, 2018, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company agreed to sell to the investors, in a private placement pursuant to Rule 4(a)(2) and Regulation S under the Securities Act, an aggregate of 10,700 shares of the Company’s newly-created non-voting Series A Convertible Preferred, and warrants to acquire an aggregate 1,383,631 shares of the Company’s common stock, par value $0.0001 per share at an aggregate purchase price of $10.7 million. The Series A Convertible Preferred is initially convertible into 1,844,835 shares of common stock based on an initial conversion price of $5.80 per share.

At the first closing of the Series A Convertible Preferred on March 9, 2018, the Company issued an aggregate 5,987 shares of Series A Convertible Preferred and warrants to acquire 774,186 shares of common stock for aggregate gross proceeds of $6.0 million. The second closing of the remaining 4,713 shares of the Series A Convertible Preferred and warrants to acquire 609,445 shares of its common stock, for aggregate gross proceeds of $4.7 million occurred on May 1, 2018 following receipt of stockholder approval.

On March 8, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A 20% Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which designated up to 17,500 shares of Series A Convertible Preferred. The shares of Series A Convertible Preferred have a stated value equal to $1,000 and bear cumulative dividends, payable in cash or shares of common stock at the Company’s option, at a rate of 20% per annum, payable semiannually in arrears on June 30 and December 31, beginning on the first such date after issuance, and upon conversion if accrued and unpaid at such time. Such dividends cease to accrue upon the consummation of a Qualified Offering. Qualified Offering is defined in the purchase agreement and the Certificate of Designation as a public offering raising aggregate gross proceeds of no less than $20.0 million. In the event of a Qualified Offering, under the Series A Convertible Preferred, investors have the right to acquire the securities sold in such Qualified Offering by converting their shares of Series A Convertible Preferred into the same securities on a $1.00 for $1.00 basis based on the stated value of their shares of Series A Convertible Preferred.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Shares of Series A Convertible Preferred are convertible into common stock at the option of the holder from time to time. Conversion is subject to a beneficial ownership limitation of 4.99% (or 9.99% at the option of the investor).

The initial conversion price is $5.80 per share of common stock, subject to standard adjustments for certain transactions affecting the Company’s securities (such as stock dividends, stock splits, and the like). Until consummation of a Qualified Offering, such conversion price is also subject to anti-dilution price protection in the event of non-exempt equity issuances at a price per share lower than the then applicable conversion price. If the Company has not consummated a Qualified Offering on or before September 9, 2018 (the six month anniversary of the first closing), on each of the six month anniversary of the first and the second closings, the Conversion Price shall be reduced to the lesser of (x) the then applicable Conversion Price, as adjusted, (y) $3.00 (subject to adjustment for forward and reverse stock splits and the like) and (z) the lowest volume weighted average price for any trading day during the five trading days immediately following each such adjustment date.

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

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Convertible Preferred are entitled to receive from the Company's assets the same amount they would have received on an as converted basis, disregarding any conversion limitations. Such amounts are paid on a pari passu basis with all holders of common stock.

The Company evaluated the Series A Convertible Preferred in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series A Convertible Preferred may be converted immediately, the Company recognized a BCF of $2.0 million as a deemed dividend in the condensed consolidated statements of operations related to the first closing on March 9, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the three months ended March 31, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Common Stock — The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

Shares of common stock for future issuance are reserved for as follows (in thousands):

March 31, 2018
Warrants outstanding	1,236
Series A Convertible Preferred*	1,045
Stock options outstanding	415
Options reserved for future issuance under the Company’s 2017 Equity Incentive Plan	401
Shares reserved for future issuance under the Employee Stock Purchase Plan	115
Restricted stock units	13
Total reserved for future issuance	3,225

* On an as converted to common stock basis.

10. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the three months ended March 31, 2018 (in thousands):

Warrant Issuance	Outstanding, December 31, 2017	Granted	Canceled	Outstanding, March 31, 2018	Expiration
Series A Convertible Preferred	—	774	—	774	September 2023
2017 Equilibria	316	—	—	316	December 2022
Galena February 2017	567	—	(501)	66	February 2022
Galena Other	80	—	—	80	January 2022
	963	774	(501)	1,236

Warrants to acquire shares of common stock consist of warrants that may be settled in cash, which are liability-classified warrants, and equity-classified warrants. During the three months ended March 31, 2018, a total of 501,000 of the Galena February 2017 liability-classified warrants to purchase shares of common stock were canceled under various warrant exchange agreements. The Company issued 54,613 shares of its common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of its common stock and $0.9 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 379,333 shares of its common stock, as described in Note 7. The fair value of the common stock and promissory notes exchanged totaled $1.2 million, which exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the three months ended March 31, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings for the Series A Convertible Preferred, Galena's February 2017 financing, and various other Galena equity financings that were assumed by the Company at the consummation of the Merger. These warrants may be settled in cash and were determined to not be indexed to the Company’s common stock.

The initial exercise price of the warrants to acquire shares of common stock in connection with the Series A Convertible Preferred is $5.80 per share of common stock, subject to standard adjustments for certain transactions affecting the Company’s securities (such as stock dividends, stock splits, and the like). From the original issue date until the one year anniversary of a Qualified Offering, the initial exercise price and number of warrants to acquire shares of common stock are subject to anti-dilution protection in the event of non-exempt equity issuances at a price per share lower than the initial exercise price ("Base Share Price"). simultaneously with the consummation of each non-exempt equity issuance the exercise price shall be reduced to equal the Base Share Price and the number of warrants to acquire shares of common stock issuable shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment, provided that no adjustment to the number of warrant to purchase shares of common stock issuable shall be made, as a result of (i) a Qualified Offering or (ii) any Dilutive Issuance that occurs after the consummation of a Qualified Offering. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the condensed consolidated statement of operations as change in fair value of warrant liability. The fair value of the warrants is estimated using a Black-Scholes pricing model with the following inputs:

As of March 31, 2018

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	774	$6.59	5.45	80.78%	2.59%
Galena February 2017	66	$33.00	3.88	74.00%	2.25%
Galena Other	80	$888.22	2.94	74.08%	2.27%

As of December 31, 2017
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Galena February 2017	567	$13.00	4.12	79.29%	2.09%
Galena Other	80	$28.40	3.19	74.05%	2.09%

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The changes in fair value of the warrant liability for the three months ended March 31, 2018 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2017	Fair value of warrants granted	Fair value of warrants canceled	Change in fair value of warrants	Warrant liability, March 31, 2018
Series A Convertible Preferred	$—	$2,587	$—	$(1,083)	$1,504
Galena February 2017	1,305	—	(487)	(794)	24
Galena Other	4	—	—	(4)	—
	$1,309	$2,587	$(487)	$(1,881)	$1,528

Warrants Classified as Equity

The Company issued warrants to acquire 316,163 shares of the its common stock at an exercise price of $7.42, maturing five years from issuance, to EQC Private Markets SAC Fund Ltd-EQC Biotech Sely I Fund on December 29, 2017. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods. The fair value of the warrants granted was $5.60 per share using the Black-Scholes pricing model with the fair value assumptions for the grant including a volatility of 90.10%, expected term of five years, risk free rate of 2.20%, and a dividend rate of 0.00.

11. Stock-Based Compensation

Share and per share amounts below have been retroactively adjusted to reflect the exchange ratio and reverse stock split as described in Note 1.

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved, and currently allows for the issuance of up to a maximum of approximately 575,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, not including shares subject to awards assumed in connection with certain transactions, including the Merger. Upon the consummation of the Merger, the Company assumed approximately 10,171 shares subject to outstanding common stock options granted under the Company’s 2016 Incentive Plan that will remain exercisable through December 29, 2018 for former Company employees and directors.

The amount of shares reserved for issuance under the 2017 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date occurs and ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 3 of the preceding calendar year. Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The amount of shares reserved for issuance under the 2017 Equity Incentive Plan was automatically increased to approximately 805,000 on January 1, 2018. As of March 31, 2018, an aggregate of approximately 400,000 shares of common stock were reserved for future grants under the Company’s 2017 Equity Incentive Plan. There were no common stock options granted under the 2017 Equity Incentive Plan for the years ended December 31, 2017.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$6	$135
General and administrative	16	802
Total stock-based compensation	$22	$937

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the fair value of all its stock options granted during the three months ended March 31, 2018:

Risk free interest rate	2.71%
Volatility	80.05%
Expected lives (years)	6.21
Expected dividend yield	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2018 was $3.70. There were no stock options granted during the three months ended March 31, 2017.

The Company’s expected common stock price volatility assumption is based upon the Company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method, which averages the contractual term of the Company’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero, because the Company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company accounts for forfeitures as they occur.

As of March 31, 2018, there was $1.5 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.95 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes stock option activity of the Company for the three months ended March 31, 2018:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2018	10	$1,240.55		$—
Granted	405	5.22		—
Outstanding at March 31, 2018	415	$35.03	9.70	$—
Options exercisable at March 31, 2018	10	$1,240.55	0.75	$—

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2018 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 31, 2018 of $3.45 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Time-Based and Performance-Based Conditions

In addition to the RSUs with time-based conditions, the Company granted RSUs subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The vesting dates for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: a) change of control or b) a qualified initial public offering. As of March 31, 2018 and December 31, 2017, there were approximately 13,000 RSUs outstanding with a weighted average grant date fair value of $52.94.

The Company recognizes compensation expense related to these RSUs when the liquidity event is deemed probable. As such, no compensation expense was recorded to date as the liquidity event is outside the Company’s control and not deemed probable until it occurs.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2018 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements and below, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in the 2017 Annual Report, and our other public reports filed with the SEC.

Merger of Galena Biopharma, Inc. and SELLAS Life Sciences Group Ltd.

On December 29, 2017, we completed the business combination with the privately held Bermuda exempted company, Sellas Life Sciences Group Ltd., or Private SELLAS, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017, or the Merger Agreement, by and among our company, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. We refer to this business combination throughout this quarterly report on Form 10-Q as the Merger. As a result of the Merger, our business is now substantially comprised of the business of Private Sellas, and although we are considered the legal acquirer of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired our company in the Merger. Consequently, the Merger was accounted for as a reverse acquisition in our consolidated financial statements for the year ended December 31, 2017.

Immediately prior to the Merger, we effected a 1-for-30 reverse stock split of our outstanding common stock. Under the terms of the Merger Agreement, we issued shares of our common stock to Private SELLAS’ securityholders at an exchange ratio of 43.9972 shares of our common stock in exchange for each common share of Private SELLAS outstanding immediately prior to the Merger. We also assumed all of the restricted stock units, or RSUs issued and outstanding under the Private SELLAS Stock Incentive Plan #1, and all of the issued and outstanding warrants of Private SELLAS. Accordingly, such RSUs will now be settled in, and such warrants now are exercisable for, shares of our common stock. Accordingly, immediately after the Merger, there were 5,766,891 shares of our common stock outstanding, with the former Private SELLAS securityholders owning 67.5% of our fully diluted common stock, and our pre-Merger securityholders owning the remaining 32.5%.

Upon completion of the Merger, we changed our name from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.”, our common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018 and our financial statements became those of Private SELLAS.

As used in this quarerly report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following completion of the Merger.

Overview

We are a clinical-stage biopharmaceutical company focused on novel cancer immunotherapeutics for a broad range of cancer indications. Our lead product candidate, galinpepimut-S, or GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, or MSK, that targets the Wilms tumor 1, or WT1, protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has the potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. Phase 2 clinical trials for GPS have been completed and we have planned Phase 3 clinical trials (pending funding availability) for two indications, acute myeloid leukemia, or AML, and malignant pleural mesothelioma, or MPM. GPS is also in development as a potential treatment for multiple myeloma, or MM, and ovarian cancer. We plan to study GPS in up to four additional indications: as a combination therapy in small cell lung cancer, colorectal cancer, and triple-negative breast cancer; and, as a monotherapy in chronic myelogenous leukemia, or CML. We have received Orphan Drug Product designations for GPS from the U.S. Food and Drug Administration, or FDA, for AML, as well as Orphan Medicinal Product designations from the European Medicines Agency, or EMA, for AML, MPM, and MM, and Fast Track designation for AML and MPM from the FDA.

Our pipeline also includes the legacy development programs of our pre-Merger company, including novel cancer immunotherapy programs for NeuVax™ (nelipepimut-S; a vaccine against the E75 peptide derived from the human epidermal growth factor 2 -or HER2- protein), GALE-301 (a vaccine against the E39 peptide derived from the folate binding protein, or FBP) and GALE-302 (a vaccine against the J65 peptide derived from FBP) and GALE-401 (a controlled release version of the approved drug anagrelide). On April 2, 2018, we announced that a pre-specified interim analysis, conducted by an independent Data Safety Monitoring Board, or DSMB, of the efficacy and safety data for a prospective, randomized, single-blinded, controlled Phase 2b independent investigator-sponsored clinical trial of trastuzumab (Herceptin®) +/- NeuVax in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences, demonstrated a clinically meaningful difference in median disease-free survival, or DFS, in favor of the active arm (NeuVax + Herceptin), a primary endpoint of the study. Based on these results, and the DSMB’s recommendation, we plan to expeditiously seek regulatory guidance by the FDA for further development of the combination of NeuVax + Herceptin in Triple Negative Breast Cancer, or TNBC, considering the statistically significant benefit of the combination therapy seen in this population with large unmet medical need. We are currently evaluating various options, including strategic collaborations and other types of product rationalizations for NeuVax, GALE-301, GALE-302, and GALE-401.

Recent Developments

In March 2018, we entered into a securities purchase agreement with investors pursuant to which we agreed to sell to the investors, in a private placement pursuant to Rule 4(a)(2) and Regulation S under the Securities Act of 1933, as amended, an aggregate of 10,700 shares of our newly-created non-voting Series A Convertible Preferred Stock, or the Series A Convertible Preferred, and warrants to acquire an aggregate of 1,383,631 shares of our common stock at an aggregate purchase price of $10.7 million. The shares of Series A Convertible Preferred are initially convertible into 1,844,835 shares of our common stock based on an initial conversion price of $5.80 per share. The warrants have a term of 5.5 years and an initial exercise price of $6.59 per share.

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

At the first closing of the private placement on March 9, 2018, we issued an aggregate of 5,987 shares of Series A Convertible Preferred and warrants to acquire an aggregate of 774,186 shares of our common stock for aggregate gross proceeds of $6.0 million. At the second closing, on May 1, 2018, we issued the remaining 4,713 shares of Series A Convertible Preferred and warrants to acquire an aggregate of 609,445 shares of our common stock, for aggregate gross proceeds of $4.7 million.

Components of Results of Operations

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses primarily include expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials, manufacturing expenses, outsourced professional scientific development services, employee-related expenses, which include salaries, benefits and stock-based compensation, [payments made under a third-party assignment agreement, under which we acquired intellectual property [??], expenses relating to regulatory activities, including filing fees paid to regulatory agencies, laboratory materials and supplies used to support our research activities; and allocated expenses, utilities and other facility-related costs.

The successful development of our current and future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any current or future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including: the number of clinical sites included in the trials; the length of time required to enroll suitable patients; the number of patients that ultimately participate in the trials; the number of doses patients receive; the duration of patient follow-up; the results of our clinical trials; the expenses associated with manufacturing; the receipt of marketing approvals; and the commercialization of current and future product candidates.

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

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include facility related costs, patent filing and prosecution costs, professional fees for business development, legal, auditing and tax services and insurance costs.

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

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of change in fair value of our warrant liability, change in fair value of our contingent consideration, loss on settlement of liability-classified warrants, and interest expense, net. Interest expense, net primarily reflects interest expense incurred on our convertible term notes and other loans held with current and former stockholders, offset by the interest earned from our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Operating expenses:
Research and development	$1,804	$2,184	$(380)
General and administrative	3,880	2,287	1,593
Total operating loss and loss from operations	(5,684)	(4,471)	1,213
Non-operating income (expense)	(2,311)	(130)	2,181
Net loss	$(7,995)	$(4,601)	$(3,394)

For the three months ended March 31, 2018, our net loss was $8.0 million compared with net loss of $4.6 million for the three months ended March 31, 2017. The increase of $3.4 million in net loss was primarily attributable to an increase in operating loss of $1.2 million and an increase in non-operating expense of $2.2 million.

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development Expense

Research and development expenses were $1.8 million for the three months ended March 31, 2018 compared to $2.2 million for the three months ended March 31, 2017. The $0.4 million decrease was primarily attributable to a $0.4 million decrease in manufacturing expenses, a $0.2 million decrease in personnel related expenses including $0.1 million in stock-based compensation, and a $0.1 million decrease in regulatory expenses. These decreases were partially offset by a $0.1 million increase in licensing fees associated with our expanded portfolio as a result of the Merger with Galena. Overall, research and development expenses were reduced during the three months ended March 31, 2018 as compared to the prior year period as we explored various liquidity and capital raising options and determined the allocation of resources for our research and development pipeline. We anticipate that our research and development expenses will increase throughout 2018 as we secure additional capital and advance our clinical product candidates.

General and Administrative Expense

General and administrative expenses were $3.9 million for the three months ended March 31, 2018 compared to $2.3 million for the three months ended March 31, 2017. The $1.6 million increase was primarily driven by a $0.7 million increase in legal fees, a $0.6 million increase in accounting and audit fees, and $0.6 million increase in outside services, a $0.3 million increase in personnel related expenses, and a $0.3 million increase in insurance premiums. These increases were partially offset by a $0.8 million decrease in stock-based compensation expense. Overall, general and administrative expenses increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of an increase in accounting, consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, investor relations costs, and director and officer insurance premiums associated with being a public company

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three months ended March 31, 2018 and 2017, respectively, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Change in fair value of warrant liability	$1,881	$—	$1,881
Change in fair value of the contingent consideration	(3,411)	—	(3,411)
Loss on settlement of liability-classified warrants	(685)	—	(685)
Interest expense, net	(96)	(130)	34
Total non-operating income (expense), net	$(2,311)	$(130)	$(2,181)

The increase in our net non-operating expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $3.4 million increase in the contingent consideration liability and a $0.7 million loss on settlement of liability-classified warrants, partially offset by a $1.9 million gain on liability-classified warrants to acquire shares of common stock. The decrease in the estimated fair value of our warrant liability was primarily due to the decrease in our common stock price, which is one of the most impactful inputs to the pricing model we use to estimate the fair value of our warrant liabilities.

The change in the estimated fair value of the contingent consideration during the three months ended March 31, 2018 reflects an adjusted probability and time line for the potential approval of NeuVax associated with the positive interim data from the prospective, randomized, single-blinded, controlled Phase 2b independent investigator-sponsored clinical trial of trastuzumab (Herceptin®) +/- nelipepimut-S (NeuVax)  in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

The $0.7 million loss on settlement of liability-classified warrants relates to warrants to acquires shares of common stock assumed in connection with the acquisition of Galena. During the three months ended March 31, 2018, a total 501,000 of the Galena February 2017 liability-classified warrants to acquire shares of common stock were canceled under various warrant exchange agreements. We issued 54,613 shares of our common in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of our common stock and $0.9 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 379,333 shares of our common stock, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The fair value of the consideration exchanged totaling $1.2 million exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the three months ended March 31, 2018.

Interest expense, net for the three months ended March 31, 2018 and 2017 primarily consists of interest expense incurred on our long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The change in fair value of warrant liability, change in fair value of contingent consideration, and loss on settlement of liability-classified warrants are all non-cash in nature.

Liquidity and Capital Resources

We have not generated any revenue from product sales, and in the three months ended March 31, 2018 and 2017, we did not generate any revenue from collaboration and licensing agreements. Since inception, we have incurred net losses and have used net cash from our operations and have funded substantially all of our operations through proceeds of private placements and convertible notes. On March 7, 2018, we entered in the agreement for the sale of our Series A Convertible Preferred and wararnts, which closed in two tranches and resulted in aggregate gross proceeds to us of $10.7 million ($4.7 million of which was received on May 1, 2018, following receipt of necessary stockholder approval).

In addition, in 2018, JGB redeemed $2.8 million of outstanding principal that was satisfied with 659,529 shares of our common stock and redeemed $0.6 million of outstanding principal, which we satisfied in cash. As a result of the redemptions, we transferred $1.9 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund our ongoing operations. The balance of the restricted cash and cash equivalents balance exceeds the principal balance of the senior secured debenture by $1.5 million as of May 15, 2018 and per the terms of the senior secured debenture, as described in Note 7 of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, should be transferred into unrestricted cash and cash equivalents. As of May 15, 2018, we have not been able to transfer the excess of $1.5 million from the restricted account as JGB has not approved the transfer required by a securities account control agreement at our financial institution. The outstanding principal balance on the senior secured debenture as of May 15, 2018 is $6.9 million.

As of March 31, 2018, we had an accumulated deficit of $62.2 million, a total stockholders’ deficit of $1.3 million, a cash balance of $3.5 million and restricted cash of $8.6 million. In addition, we had accounts payable and other accrued expenses of $17.2 million and indebtedness of $9.7 million as of March 31, 2018. Our outstanding indebtedness consists of our senior secured debenture with JGB, which is due November 2018, and $0.9 million in promissory notes of which $0.8 million were settled with shares of common stock in April 2018. These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date of the issuance of our condensed consolidated financial statements, and if not, whether our liquidation is imminent. Our management believes that our cash of $3.5 million as of March 31, 2018, together with the proceeds from the second closing of the sale of our Series A Convertible Preferred of $4.7 million in April 2018 will be sufficient to fund our planned operations through August 2018. We will require substantial additional financing will be needed to fund our operations thereafter and to commercially develop any current or future product candidates.Alternatively, we will be required to scale back our plans and place certain activities on hold. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. However, our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. However, at this stage our management does not believe liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	(5,403)	(3,803)
Financing activities	4,739	—
Total decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(664)	$(3,803)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $5.4 million during the three months ended March 31, 2018 was primarily attributable to our net loss of $8.0 million. This amount was offset by various net non-cash charges of $2.2 million, which was comprised of $3.4 million increase in our contingent consideration and a $0.7 million loss on settlement of liability-classified warrants, partially offset by a gain of $1.9 million from the decrease in the fair value of liability-classified warrants. The net change in our operating assets and liabilities of $0.3 million is primarily attributable to an increase in our accounts payable and accrued expenses as we extend payables until we receive additional financing to be able to meet our obligations when they become due.

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2017, which was primarily attributable to our net loss of $4.6 million. This amount was offset by $0.9 million in non-cash stock-based compensation.

Net Cash Flow from Financing Activities

We generated $4.7 million of net cash from financing activities for the three months ended March 31, 2018, which was primarily attributable to $5.3 million in net proceeds from the sale of the first tranche of the Series A Convertible Preferred stock, partially offset by $0.6 million in redemptions of the senior secured debenture satisfied in cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases as of March 31, 2018.

Critical Accounting Policies and Estimates

In the 2017 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2017 that are not included in Note 3 of the accompanying condensed consolidated financial statements for the three months ended March 31, 2018. Readers are encouraged to read the 2017 Annual Report in conjunction with this quarterly report.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2017 consolidated financial statements, we were informed by our independent registered public accounting firm that we had a material weakness in our internal control over financial reporting due to our lack of sufficient management and personnel with appropriate expertise in GAAP and SEC rules and regulations with respect to financial reporting during the year ended December 31, 2017. At that time, we had only one designated finance and accounting employee and relied primarily on consultants to provide many accounting, book-keeping and administrative services. This reflects the fact that prior to the Merger, Private SELLAS was a small privately-held company, and that in connection with the Merger, Private SELLAS historical operations, and not that of our Company, represent virtually the entirety of the combined business. In addition, following the Merger, which occurred on December 29, 2017, our accounting and financial systems, as well as personnel, were replaced by those of Private SELLAS,

In order to remedy these material weaknesses, as of March 31, 2018, we hired three additional finance and accounting personnel, including a Chief Financial Officer, to build out our financial reporting team and further develop and document accounting policies and procedures. Additionally, during the first quarter of 2018, we engaged a consulting firm to assist us in evaluating the design of our internal control over financial reporting, including disclosure controls and procedures. Our goal is to remediate this material weakness as soon as practical as part of our plan to implement and mature our system of internal control over financial reporting. We expect to complete our remediation of the material weakness by the time that we are required to perform our annual assessment of internal control over financial reporting as of period ending December 31, 2018.

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 8 (Legal Proceedings, Commitments and Contingencies) to our condensed consolidated financial statements contained in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

Please refer to our note on forward-looking statements on page 2 of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

The following description of risk factors includes any material changes to, and updates and supplements the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the 2017 Annual Report under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the 2017 Annual Report in Part I, Item 1A under the caption “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

We are, and in the future may be, subject to legal or governmental proceedings that could adversely affect our financial condition and our business.

Our predecessor company, Galena, was involved in multiple legal and governmental proceedings, including stockholder class actions, both state and federal, some of which are ongoing and to which the combined company continues to be subject. These legal and governmental actions, which we refer to as the Galena Legacy Matters, included allegations relating to federal securities law violations, claims under the False Claims Act and Anti-Kickback Statute, claims regarding breaches of contract, and other stockholder allegations, including claims of breaches of fiduciary duty by our former directors, and fentanyl related litigation. As a result of a cease and desist order issued by the SEC on April 10, 2017 and our related settlement with the SEC (the “SEC Settlement”), we are currently subject to a "bad actor" disqualification and are unable to rely on certain exemptions from registration under the federal securities laws, including Regulation A and Regulation D. In addition, we are an “ineligible issuer” as the term is defined under Rule 405 promulgated under the Securities Act. This could make it more difficult for us to raise necessary financing in the future. If we fail to comply with the terms of the SEC Settlement in the future, it could have significant additional adverse consequences to us. A number of the Galena Legacy Matters relate to Galena’s former commercial activities associated with Abstral, a fentanyl, or synthetic opioid, product. There continues to be significant litigation and governmental activity generally in the fentanyl and opioid area, and this activity is expected to continue and may increase in the future. We cannot assure you we will not become subject to additional significant legal or governmental proceedings relating to Galena’s former Abstral business in the future.

These Galena Legacy Matters have required and continue to require our management and board of directors to devote a significant amount of time and resources to defending such claims and addressing such allegations, rather than focusing on executing on our business plans and operations.  We may, in the future, become subject to additional legal and governmental actions that will also require us to expend time and resources. The settlement of the Galena Legacy Matters has resulted in substantial payments, some of which have not been covered by our insurance policies. We may continue to incur substantial unreimbursed legal fees and other expenses in connection with the Galena Legacy Matters.  These ongoing and other future legal and governmental proceedings may not qualify for coverage under, or may exceed the limit of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us. Moreover, in addition to these ongoing and prior matters, we may be exposed to claims as a result of the Merger, or other legal or governmental actions in the future, which could result in the payment of additional amounts and have a material adverse effect on our financial condition and results of operations. We can make no assurances as to the time or resources that will need to be devoted to the Galena Legacy Matters, or any new or future matters or their outcome, or the impact, if any, that these matters or any resulting legal or governmental proceedings may have on our business or financial condition but any further action in respect of any such matter by a governmental agency could have a material adverse effect on our results of operation and our business and prospects. Please read Item 3 “Legal Proceedings” of the 2017 Annual Report for more information regarding our legal and governmental proceedings.

We are currently in a dispute with the holder of our senior secured debenture, JGB, pursuant to which JGB has alleged certain violations of the terms of our senior secured debenture, as well as allegations of violations of the federal securities laws.  If JGB were to prevail in this action, it would have a material adverse effect on our business, results of operations and financial condition, could cause us to lose our Nasdaq listing, as well as certain of our assets that have been pledged under our agreements with JGB securing its debenture.

On or about April 9, 2018, JGB filed a lawsuit in the U.S. District Court for the Southern District of New York asserting claims under state law and federal securities law against us, our Chief Executive Officer and our former Interim Chief Financial Officer relating to a debenture agreement between JGB and us. On or about May 2, 2018, JGB filed an amended complaint, adding as defendants Jane Wasman, Stephen Ghiglieri, David Scheinberg, M.D., Robert Van Nostrand and John Varian, each of whom is a member of the Company’s Board of Directors (the “Director Defendants”).The amended complaint alleges, among other things, that we breached a contractual obligation to deliver certain shares of our common stock to JGB and that, in the course of negotiations related to the senior secured debenture agreement, that the defendants failed to disclose to JGB certain information regarding positive clinical trial results that was not then public. The amended complaint also alleges that the Director Defendants are liable as “control persons” for the purposes of the purported securities laws violations committed by the Company, our Chief Executive Officer and our former Interim Chief Financial Officer. According to the complaint, JGB seeks to receive an unspecified number of shares of our common stock, damages, and costs and expenses incurred in the JGB matter, among other things. While JGB’s complaint does not specify the specific amount of damages it is seeking, in its complaint, JGB asserts, among other things, that, had we delivered JGB the amount of shares JGB claims it is entitled to, JGB would have promptly redeemed its remaining interest in the debenture and that JGB could have then sold these shares into the market at the higher market prices for our common stock then prevailing. JGB further asserts that, had it done so, it would have been able to realize sale proceeds of approximately $22 million.

As the holder of our senior secured debenture, and beneficiary of certain security arrangements, if JGB were to assert an event of default under the senior secured debenture as a result of this dispute, it could have a material adverse effect on our business if JGB were to be able to successfully enforce the security arrangements and take possession of certain of our assets.  The JGB dispute has required management to devote substantial time and resources, which are not otherwise being spent focusing on executing on our business plans and operations. There may be costs and expenses associated with the JGB dispute that could result in substantial payments, some of which may not be covered by our insurance policies.  We could also be required to pay the expenses of JGB’s legal counsel, which expenses could be significant. Further, since filing the lawsuit, although we have issued shares to JGB pursuant to redemption notices under the senior secured debenture, JGB has not agreed to release cash from the collateral account. If JGB prevails in its interpretation of our contract, we could be required to issue shares of our common stock in excess of amounts permitted to be issued without stockholder approval under the regulations of the Nasdaq Capital Market, which violation could cause our company to be delisted from Nasdaq.  While we intend to vigorously defend ourselves in this matter, there can be no guarantee of the outcome. If we are not successful in defending ourselves against these claims, it would have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
On May 14, 2018, we entered into a registration rights agreement with our stockholder Equilibria Capital Management Limited, and its affiliates, including EQC Private Markets SAC Fund II Ltd-EQC Biotech Sely S Fund, EQC Private Markets SAC Fund Ltd-EQC Biotech Sely I Fund, EQC Private Markets SAC Fund Ltd-EQC Biotech Sely II Fund, EQC Private Markets II SAC Fund Ltd-EQC Biotech Sely III Fund, Varibobi Financial Holdings Ltd., and Daniel Tafur, collectively, the Investors, pursuant to which at any time following the closing of a registered public offering of our securities with gross proceeds of at least $20 million, a Qualified Offering, and the expiration of any lock-up period agreed to in writing by the Investors and the underwriters in a Qualified Offering, the Investor or Investors holding an aggregate of at least a majority in interest of the outstanding registrable securities have the right to make a written request from time to time for us to register all or part of the registrable securities held by such Investors and any other Investor pursuant to a demand registration statement or shelf registration statement under the Securities Act of 1933, as amended. In the event that the Qualified Offering has not been consummated prior to the six month anniversary of the closing under the Securities Purchase Agreement by and among certain parties and us dated as of March 7, 2018, filed as exhibit 10.1 to our Current Report on Form 8-K on March 12, 2018, then the right to request registration under the registration rights agreement commences on September 8, 2018. The registration rights agreement contains certain additional piggyback registration rights and other customary provisions for agreements of this nature, such as representations, warranties, covenants, and indemnification obligations, as applicable. The foregoing description of the registration rights agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such document, a copy of which is filed as Exhibit 10.24 to this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	March 12, 2018
3.3	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Warrant Exchange Agreement by and between the Registrant and CVI Investments, Inc., dated February 6, 2018	10-K	10.73	April 13, 2018
10.2	Promissory Note by and between the Registrant and CVI Investments, Inc., dated February 6, 2018	10-K	10.74	April 13, 2018
10.3	Warrant Exchange Agreement by and between the Registrant and Anson Investments Master Fund LP, dated February 7, 2018	10-K	10.75	April 13, 2018
10.4	Warrant Exchange Agreement by and between the Registrant, Sabby Healthcare Master Fund Ltd and Sabby Volatility Warrant Master Fund Ltd, dated February 8, 2018	10-K	10.76	April 13, 2018
10.5	Warrant Exchange Agreement by and between the Registrant and Hudson Bay Master Fund Agreement, dated February 9, 2018	10-K	10.77	April 13, 2018
10.6	Promissory Note by and between the Registrant and Hudson Bay Master Fund Agreement, dated February 9, 2018	10-K	10.78	April 13, 2018
10.7	Warrant Exchange Agreement by and between the Registrant and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B, dated February 13, 2018	10-K	10.79	April 13, 2018
10.8	Promissory Note by and between the Registrant and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B, dated February 13, 2018	10-K	10.80	April 13, 2018
10.9	Warrant Exchange Agreement by and between the Registrant and Lincoln Park Capital LLC, dated February 14, 2018	10-K	10.81	April 13, 2018
10.10	Warrant Exchange Agreement by and between the Registrant and Empery Asset Master, Ltd., dated February 21, 2018	10-K	10.82	April 13, 2018
10.11	Warrant Exchange Agreement by and between the Registrant and Empery Tax Efficient, LP, dated February 21, 2018	10-K	10.83	April 13, 2018
10.12	Warrant Exchange Agreement by and between the Registrant and Empery Tax Efficient II, LP, dated February 21, 2018	10-K	10.84	April 13, 2018
10.13	Promissory Note by and between the Registrant and Empery Asset Master, Ltd., dated February 21, 2018	10-K	10.85	April 13, 2018
10.14	Promissory Note by and between the Registrant and Empery Tax Efficient, LP, dated February 21, 2018	10-K	10.86	April 13, 2018
10.15	Promissory Note by and between the Registrant and Empery Tax Efficient II, LP, dated February 21, 2018	10-K	10.87	April 13, 2018
10.16	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	10.1	March 12, 2018

10.17	Form of Voting Agreement by and between the Registrant and its named executives, Board of Directors and certain stockholders	8-K	10.2	March 12, 2018
10.18	Form of Lock-Up Agreement by and between the Registrant and its named executives, Board of Directors and certain stockholders	8-K	10.3	March 12, 2018
10.19	Form of Warrant issued pursuant to that certain Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and the certain investors	8-K	4.1	March 12, 2018
10.20	Letter Employment Agreement by and between SELLAS Life Sciences Group, Inc. and Barbara Wood, dated March 14, 2018 †	8-K	10.1	March 19, 2018
10.21	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan. †	8-K	10.2	March 19, 2018
10.22	Letter Employment Agreement by and between SELLAS Life Sciences Group, Inc. and Gene Mack, dated April 17, 2018 †	8-K	10.1	April 20, 2018
10.23	Form of Side Letter dated April 30, 2018 to the Securities Purchase Agreement dated March 7, 2018	8-K	10.1	May 2, 2018
10.24	Registration Rights Agreement dated May 14, 2018 by and between the Registrant and certain stockholders *
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
**
The certification attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergious, MD, ScD h.c.
President and Chief Executive Officer

Date: May 15, 2018

By:	/s/ Gene Mack

Gene Mack
Chief Financial Officer

Date: May 15, 2018