Form 10-Q
period 2018-06-30
SELLAS Life Sciences Group, Inc.
filed 2018-08-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33958
SELLAS Life Sciences Group, Inc.
(Exact name of registrant as specified in its charter)
  ________________________________

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
15 West 38th Street, 10th Floor, New York, NY 10018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 10, 2018, SELLAS Life Sciences Group, Inc. had outstanding 19,572,568 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2018

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections entitled “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this quarterly report on Form 10-Q, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, or SEC, on April 13, 2018, or the 2017 Annual Report, and under the caption "Risk Factors" in Exhibit 99.1 in our Current Report on Form 8-K dated July 18, 2018, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,349	$2,319
Restricted cash and cash equivalents	8,646	10,431
Prepaid expenses and other current assets	931	337
Total current assets	10,926	13,087
In-process research and development	17,600	17,600
Goodwill	1,914	1,914
Deposits and other assets	1,533	925
Total assets	$31,973	$33,526
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$7,779	$8,377
Accounts payable	12,099	11,691
Accrued expenses and other current liabilities	4,974	3,201
Litigation settlement payable	—	1,300
Total current liabilities	24,852	24,569
Deferred tax liability	1,722	1,673
Warrant liability	2,725	1,309
Contingent consideration	5,157	1,294
Long-term debt, net of current portion	—	2,611
Total liabilities	34,456	31,456
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A shares, 17,500 shares designated, 7,802 issued and outstanding at June 30, 2018; no shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 7,383,509 shares issued and outstanding at June 30, 2018; 5,766,891 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	65,758	56,254
Accumulated deficit	(68,242)	(54,185)
Total stockholders’ (deficit) equity	(2,483)	2,070
Total liabilities and stockholders’ (deficit) equity	$31,973	$33,526

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,592	$1,827	$3,396	$4,011
General and administrative	4,909	3,841	8,789	6,128
Total operating expenses and operating loss	(6,501)	(5,668)	(12,185)	(10,139)
Non-operating income (expense):
Change in fair value of warrant liability	1,218	—	3,099	—
Change in fair value of contingent consideration	(452)	—	(3,863)	—
Loss on settlement of liability-classified warrants	(42)	—	(727)	—
Interest expense, net	(122)	(128)	(218)	(258)
Total non-operating income (expense), net	602	(128)	(1,709)	(258)
Loss before income taxes	(5,899)	(5,796)	(13,894)	(10,397)
Income tax expense	163	117	163	117
Net loss	(6,062)	(5,913)	(14,057)	(10,514)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	(2,468)	—	(4,436)	—
Net loss attributable to common stockholders	$(8,530)	$(5,913)	(18,493)	(10,514)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(1.26)	$(4.50)	$(2.89)	$(8.14)
Weighted-average common shares outstanding, basic and diluted	6,767,200	1,313,473	6,391,948	1,291,105
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	5,766,891	$1	$56,254	$(54,185)	$2,070
Issuance of Series A convertible preferred stock, net of offering costs	10,700	—	—	—	9,647	—	9,647
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(5,039)	—	(5,039)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(4,436)	—	(4,436)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	4,436	—	4,436
Conversion of Series A Convertible Preferred Stock	(2,898)	—	499,682	—	—	—	—
Convertible preferred stock dividends	—	—	—	—	(487)	—	(487)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	715,277	—	2,876	—	2,876
Issuance of common stock in connection with litigation settlements	—	—	228,672	—	1,250	—	1,250
Issuance of common stock upon conversion of promissory notes	—	—	118,644	—	825	—	825
Issuance of common stock in connection with warrant exchange agreements	—	—	54,343	—	285	—	285
Stock-based compensation	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	(14,057)	(14,057)
Balance at June 30, 2018	7,802	$—	7,383,509	$1	$65,758	$(68,242)	$(2,483)

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,057)	$(10,514)
Non-cash interest expense	115	258
Deferred taxes	49	6
Loss on extinguishment of payables	—	634
Non-cash stock-based compensation	147	2,509
Amortization of research and development expense	—	230
Fair value of common stock issued in exchange for services	—	325
Fair value of common stock issued in connection with litigation settlements	1,250	—
Change in fair value of common stock warrants	(3,099)	—
Change in fair value of contingent consideration	3,863	—
Loss on settlement of liability-classified warrants	727	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(604)	3
Accounts payable	408	(303)
Accrued expenses and other current liabilities	(501)	—
Net cash used in operating activities	(11,702)	(6,852)
Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	9,647	—
Proceeds from issuance of common stock	—	6,007
Dividends paid	(111)	—
Principal payments on long-term debt	(589)	(352)
Net cash provided by financing activities	8,947	5,655
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,755)	(1,197)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	12,750	5,962
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$9,995	$4,765

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$79	$1
Cash paid during the periods for interest	$182	$—
Supplemental disclosure of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock recorded as issuance cost	$5,039	$—
Repayment of interest and principal on long-term debt through issuance of common stock	$3,701	$—
Reclassification of warrant liabilities upon exchange for shares of common stock	$285	$—
Debt issued in connection with warrant exchange agreements	$966	$—
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. ("Company," or “SELLAS”) is a late-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapeutics for a broad range of indications.

Merger of Galena Biopharma, Inc. and SELLAS Life Sciences Group Ltd.

As used in this quarterly report on Form 10-Q, the words the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following completion of the business combination with Galena Biopharma, Inc., a Delaware corporation ("Galena"), such business combination, the "Merger." Such references for the period prior to the completion of the Merger refer to SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company ("Private SELLAS").

On December 29, 2017, Galena completed the Merger with Private SELLAS, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017 ("the Merger Agreement"), among the Company, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. As a result of the Merger, the Company’s business is now substantially comprised of the business of Private SELLAS, and although the Company is considered the legal acquiror of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired the Company in the Merger. Consequently, the Merger was accounted for as a reverse acquisition and the Private SELLAS financial statements became our financial statements.

Immediately prior to the Merger, Galena effected a 1-for-30 reverse stock split of its outstanding common stock, par value $0.0001 per share. Under the terms of the Merger Agreement, Galena issued shares of its common stock to Private SELLAS’ securityholders at an exchange ratio of 43.9972 shares of its common stock in exchange for each common share of Private SELLAS outstanding immediately prior to the Merger. The Company also assumed all of the restricted stock units (“RSU”) issued and outstanding under the Private SELLAS Stock Incentive Plan #1, and all of the issued and outstanding warrants of Private SELLAS. Accordingly, such RSUs will now be settled in, and such warrants now are exercisable for, shares of the Company’s common stock. Accordingly, immediately after the Merger, there were 5,766,891 shares of the Company’s common stock outstanding, with the former Private SELLAS securityholders owning 67.5% of the Company’s fully diluted common stock, and the Company’s pre-Merger securityholders owning the remaining 32.5%. The number of shares and per share amounts of common stock in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been restated to give retroactive effect to the common stock conversion ratio and reverse stock split for all periods presented, including common stock options, RSUs, and common stock warrants.

Upon completion of the Merger, the Company’s name changed from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.”, the Company’s financial statements became those of Private SELLAS and the Company's common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2. Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of private placements of its equity interests and convertible notes, as well as through the Merger. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

On July 16, 2018, the Company closed an underwritten public offering (the "July 2018 Offering"), issuing 6,845,000 shares of common stock and 4,675,000 pre-funded warrants exercisable for shares of common stock and accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.10 per share and accompanying common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $2.0999 per pre-funded warrant and common stock warrant. Each common stock warrant sold with the shares of common stock and pre-funded warrants represents the right to purchase one share of the Company’s common stock at an exercise price of $2.10 per share. The common stock warrants are exercisable immediately and will expire on July 16, 2023, five years from the date of issuance. The pre-funded warrants are exercisable immediately, have an exercise price of $0.0001 per share, and will expire on July 16, 2023, five years from the date of issuance. The net proceeds to the Company from the July 2018 Offering, after deducting the underwriting discounts and commissions and other estimated July 2018 Offering expenses, and excluding the exercise of any warrants, were approximately $21.6 million.

In addition to the proceeds from the July 2018 Offering, on March 7, 2018, the Company entered into a definitive securities purchase agreement to issue shares of its convertible preferred stock (“Series A Convertible Preferred”) and warrants to purchase shares of its common stock in a private placement transaction to a select group of institutional investors. The sale of the aggregate 10,700 shares of Series A Convertible Preferred and 5.5 year warrants to acquire an aggregate of 1,383,631 shares of common stock at $6.59 per share closed in two tranches and resulted in aggregate gross proceeds to the Company of approximately $10.7 million. The Company closed the first tranche for approximately $6.0 million gross proceeds on March 9, 2018. The Company closed the second tranche of the remaining $4.7 million gross proceeds on May 1, 2018, following the receipt of necessary stockholder approval.

During 2018, JGB (Cayman) Newton Ltd (“JGB”), the holder of the Company’s senior secured debenture (the “Senior Secured Debenture”) due November 2018 redeemed $2.8 million of outstanding principal that was satisfied by the Company with 659,529 shares of the Company’s common stock and redeemed $0.6 million of outstanding principal, which the Company satisfied in cash. As a result of the redemptions, the Company transferred $1.8 million from restricted cash and cash equivalents into unrestricted cash and cash equivalents to be used to fund the Company’s ongoing operations. The current restricted cash and cash equivalents balance exceeds the principal balance of the Senior Secured Debenture by $1.6 million as of August 14, 2018 and pursuant to the terms of the Senior Secured Debenture, as described in Note 7, should have been transferred into unrestricted cash and cash equivalents. The outstanding principal balance on the Senior Secured Debenture as of August 14, 2018 is $6.9 million. Due to a dispute between the Company and JGB, as of August 14, 2018, the Company has been unable to transfer the $1.6 million from the restricted account as JGB has not approved the transfer required by a securities account control agreement at the Company's financial institution. See Note 8.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, consider various other strategic alternatives, including a merger or sale of the Company, or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has evaluated the guidance of ASC 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year from the date its financial statements are available to be issued. The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As of June 30, 2018, the Company had a cash balance of approximately $1.3 million and a restricted cash balance of $8.6 million. In addition, the Company had outstanding accounts payable and accrued expenses of $17.1 million and indebtedness of $7.8 million as of June 30, 2018, which primarily consists of the Company’s Senior Secured Debenture. The Company received an additional $21.6 million of net cash proceeds from the July 2018 Offering. The Company expects its existing cash as of June 30, 2018, together with the proceeds from the July 2018 Offering, will enable the Company to fund its operating expenses and capital expenditure requirements through February 2019.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Unaudited Interim Results

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission ("SEC") on April 13, 2018 (the "2017 Annual Report"). The accompanying condensed consolidated financial statements at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from the audited financial statements as of that date.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,349	$2,319
Restricted cash and cash equivalents	8,646	10,431
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$9,995	$12,750

In connection with the Company's Senior Secured Debenture, the Company was required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance are transferred to the Company's unrestricted account to fund its ongoing operations. As of June 30, 2018 and December 31, 2017, the Company maintained $8.5 million and $10.2 million, respectively, of cash and cash equivalents in a restricted account. In addition, the Company maintained $0.2 million as of June 30, 2018 and December 31, 2017 on hand with the Company's financial institutions as collateral for its corporate credit cards.

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

Reclassifications

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net loss	$(12,567)	$(21,569)
Basic and diluted net loss per share	$(3.43)	$(5.93)

Pro forma combined net loss includes an adjustment to reduce historical interest expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, due to the conversion of the convertible notes of $5.8 million.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

5. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	June 30, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,295	$1,295	$—	$—
Restricted cash equivalents	8,457	8,457	—	—
Total assets measured and recorded at fair value	$9,752	$9,752	$—	$—
Liabilities:
Warrants potentially settleable in cash	$2,725	$—	$—	$2,725
Contingent consideration	5,157	—	—	5,157
Total liabilities measured and recorded at fair value	$7,882	$—	$—	$7,882

Description	December 31, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,662	$1,662	$—	$—
Restricted cash equivalents	10,245	10,245	—	—
Total assets measured and recorded at fair value	$11,907	$11,907	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,309	$—	$—	$1,309
Contingent consideration	1,294	—	—	1,294
Total liabilities measured and recorded at fair value	$2,603	$—	$—	$2,603

The Company did not transfer any financial instruments into or out of Level 3 classification during the three and six months ended June 30, 2018 and 2017. See Note 10 for a reconciliation of the beginning and ending warrant liability for the six months ended June 30, 2018. A reconciliation of the beginning and ending contingent consideration liability for the six months ended June 30, 2018 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2017	$1,294
Change in the estimated fair value of the contingent consideration	3,863
Contingent consideration, June 30, 2018	$5,157

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The contingent consideration was assumed by the Company in connection with the Merger and recorded at fair value as of the consummation of the Merger, which approximates fair value as of December 31, 2017. The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to the Company’s NeuVaxTM product candidate. The contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules. The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The change in the estimated fair value of the contingent consideration during the six months ended June 30, 2018 reflects an adjusted probability and timeline for the potential approval of NeuVax associated with the positive interim data in the triple-negative breast cancer cohort from the prospective, randomized, single-blinded, controlled Phase 2b independent investigator-sponsored clinical trial (IST) of trastuzumab (Herceptin®) +/- nelipepimut-S (NeuVax™)  in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Professional fees	$1,647	$1,744
Clinical trial costs	1,160	51
Compensation and related benefits	709	566
Rebates and returns of former commercial products	505	223
Dividends payable	375	—
Value added tax	272	426
Other	306	191
Accrued expenses and other current liabilities	$4,974	$3,201

7. Debt

	June 30, 2018	December 31, 2017
Debt
Current portion of Senior Secured Debenture	$7,638	$8,377
Short-term convertible promissory notes	141	—
Non-current portion of Senior Secured Debenture	—	2,611
Total debt	$7,779	$10,988

Senior Secured Debenture

On May 10, 2016, the Company's predecessor company, Galena, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with JGB pursuant to which Galena sold to the Purchaser, at a 6.375% original issue discount, a $25.5 million Senior Secured Debenture and warrants to purchase up to 3,333 shares of the Company's common stock. Net proceeds to Galena from the sale of the Senior Secured Debenture and warrants, after payment of commissions and legal fees, were approximately $23.4 million. The Senior Secured Debenture remained outstanding for the Company through the consummation of the Merger with Galena on December 29, 2017.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Senior Secured Debenture matures on November 10, 2018, and accrues interest at 9% per year, payable monthly. In addition, on the maturity date of the Senior Secured Debenture (or such earlier date that the principal amount of the Senior Secured Debenture is paid in full by acceleration or otherwise) a fixed amount, which shall be deemed interest under the Senior Secured Debenture, equal to $0.8 million will be due and payable to JGB on such date in, at the option of the Company, cash and, subject to the same conditions for the payment of interest, in shares of the Company’s common stock, or a combination of cash and the Company’s common stock.

The Company’s obligations under the Senior Secured Debenture are secured under a security agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. Private SELLAS is not a party to the security agreement. Under the subsidiary guarantee agreement, each subsidiary guarantees the performance of the Company of the Securities Purchase Agreement, Senior Secured Debenture and related agreements.

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

•	JGB by written notice to the Company, may deliver an unlimited number of redemption notices during any calendar month up to the outstanding principal amount of the Senior Secured Debenture.

•
The Company has the option to pay outstanding principal redemptions and monthly interest in shares of common stock, cash, or a combination of shares of common stock and cash. Among the various conditions that must be satisfied (or waived) in order for the Company to be able to elect to satisfy the redemption amounts in shares of common stock are: (a) the VWAP of $10.50 per share on any trading day that a redemption notice is delivered, (b) no event of default has occurred and is continuing, and (c) the Company’s cash on hand exceeds the outstanding principal amount by at least $10.0 million. In the event that any of these conditions are not met, the Company does not have the option to pay outstanding principal redemptions and monthly interest in cash.

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

•

•
The Company is required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance are transferred to the Company's unrestricted account to fund its ongoing operations. As of June 30, 2018 and December 31, 2017, the Company maintained $8.5 million and $10.2 million, respectively, of cash and cash equivalents in a restricted account.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2018 and December 31, 2017, the outstanding principal balance of the Senior Secured Debenture was $6.9 million and $10.2 million, respectively. In addition to the outstanding principal balance, the Senior Secured Debenture has $0.8 million of additional interest that is included in the current portion of long-term debt as of June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, JGB redeemed $2.8 million of outstanding principal, which the Company satisfied with 659,529 shares of its common stock and redeemed $0.6 million of outstanding principal which the Company satisfied with cash.

As a result of the redemptions during 2018, the Company transferred $1.8 million of restricted cash into unrestricted cash and cash equivalents which is being used to fund the Company’s ongoing operations. As of August 14, 2018, the balance of the restricted cash exceeds the principal balance of the Senior Secured Debenture by $1.6 million and pursuant to the terms of the Senior Secured Debenture, as described in Note 7, should be transferred into cash and cash equivalents. The outstanding principal balance on the senior secured debenture as of August 14, 2018 is $6.9 million. Due to a dispute between the Company and JGB, the Company has been unable to transfer the $1.6 million from the restricted account as JGB has not approved the transfer as required by a securities account control agreement at the Company's financial institution. See Note 8.

Short-term Convertible Promissory Notes

During the six months ended June 30, 2018, the Company entered into convertible promissory notes in the principal amount of $1.0 million in exchange for the surrender and cancellation of warrants to purchase 412,667 shares of its common stock pursuant to the February 2017 offering by Galena. The convertible promissory notes accrue interest at a rate of 5% per annum and the entire principal balance and accrued interest is due and payable in August 2018. The outstanding principal balance and accrued interest is convertible into shares of the Company's common stock at a conversion price equal to $7.00. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 118,644 shares of common stock. As of June 30, 2018, $0.1 million principal balance and accrued interest remains outstanding.

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

The Company’s predecessor company, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, some of which are ongoing and to which the Company are now subject as a result of the Merger. The Company is also involved in litigation matters as follows:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On February 13, 2017, putative shareholder securities class action complaints were filed in federal court alleging, among other things, that the Company and certain of the Company's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, a lead plaintiff was named by the Court and an amended complaint was filed. The Company filed a motion to dismiss the amended complaint and the briefing was completed in April of 2018. The Court has taken the matter under advisement. It is not known when the Court will issue a ruling in this matter.

In March 2017, a derivative complaint was filed in U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. In June 2018, a derivative complaint was filed in U.S. District Court for the Northern District of California against the Company’s current and former directors, and the Company as a nominal defendant. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The July 2017 lawsuit is currently stayed pending resolution of motions to dismiss in the referenced securities class action. The plaintiffs in the March 2017 and January 2018 lawsuits have sought to consolidate those actions; a motion to consolidate the proceedings is currently pending. It is anticipated that the Company and the individual defendants will respond to the June 2018 complaint through an appropriate pleading or motion and/or seek a stay of that proceeding pending further developments in the securities litigation.

In April  2017, a putative stockholder class action was filed in Delaware state court seeking relief under Section 225 of the Delaware General Corporation Law ("DGCL") and alleging breaches of fiduciary duties by Galena’s former board of directors and former interim chief executive officer regarding the proposals to amend Galena’s certificate of incorporation to increase the amount of authorized shares of common stock and effectuate a reverse stock split at the July 2016 and October 2016 stockholder meetings, respectively. On June 2, 2017, an amended verified complaint was filed along with a motion to expedite the proceedings. On June 5, 2017, Galena filed a verified petition under Section 205 of the DGCL and a motion to expedite the proceedings. On June 8, 2017, the Court denied a request by the plaintiff to schedule a preliminary injunction motion and ordered a prompt trial on both the plaintiff and Galena’s claims. On June 20, 2017, the Court consolidated the claims into In re Galena Biopharma, Inc., C. A. No. 2017-0423-JTL. On July 10, 2017, the Court ordered that the trial of the claims be held on August 28, 30 and 31, 2017. On July 24, 2017, Galena entered into a binding settlement term sheet, involving payment of $50,000 in cash and $1,250,000 in unrestricted shares of our common stock. The Court enforced the settlement term sheet on November 30, 2017, over the objection of the plaintiff. On December 8, 2017, the Court set the hearing on the settlement for March 15, 2018. On December 11, 2017, the Court also granted an order validating the ratification votes at the special stockholder meeting held on July 6, 2017 and the certificate of amendments filed by Galena for the increase in authorized shares in 2011, 2013, 2015, and 2016 as well as for the reverse stock split in 2016. On February 22, 2018, the plaintiff filed his brief in support of the settlement as well as his request for attorneys’ fees and an incentive award. On February 28, 2018, the former directors and former interim chief executive officer requested the Court continue the date of the hearing to approve the settlement as the Company was working with the staff of the SEC to obtain the no-action letter required by the binding settlement term sheet. On March 15, 2018, the Court ruled in favor of the continuance and continued the settlement hearing for 90 days. On June 14, 2018, the Court entered an Order and Final Judgment approving the settlement and awarding attorneys’ fees to the plaintiff. All obligations related to the Order and Final Judgment were satisfied in full by the Company in June 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On April 10, 2017, the SEC issued a cease and desist order ("the SEC Order"), against Galena and its former chief executive officer ("CEO"), Mark Ahn, requiring each of them to cease and desist from any future violations of Sections 5(a), 5(b), 5(c), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and Section 10(b), 13(a), and 13(b)(2)(A) of the Exchange Act, and various rules thereunder. Based upon the SEC Order, the Company made a $0.2 million penalty payment as well as a payment of approximately $0.8 million, which was the indemnification payment of the Company's former CEO for the disgorgement and prejudgment interest payment that he was required to pay by the order. The Company made such indemnification payment after a special committee of the board of directors determined that the Company was required under Delaware law to indemnify its former CEO for the disgorgement and prejudgment interest payment. The former CEO also made a penalty payment of $0.6 million. As a result of the SEC Order, the Company was not able to use certain exemptions from registration under the federal securities laws, including Regulation A and Regulation D, as the Company was subject to a "bad actor" disqualification. The SEC waived this disqualification on June 6, 2018. The Company remains an "ineligible issuer" as the term is defined under Rule 405 promulgated under the Securities Act.

On or about April 9, 2018, JGB filed a lawsuit in the U.S. District Court for the Southern District of New York captioned JGB (Cayman) Newton, Ltd. v. Sellas Life Sciences Group, Inc., et al., Case 1:18-cv-3095 (DLC), or the JGB Action. The complaint in the JGB Action asserts claims under state law and federal securities law against the Company, the Company's Chief Executive Officer, Angelos M. Stergiou, M.D., ScD H.C, and the Company's former Interim Chief Financial Officer, Aleksey N. Krylov (Mr. Krylov together with the Company and Dr. Stergiou, the "Defendants"). The complaint in the JGB Action alleges, among other things, that the Company breached a contractual obligation to deliver certain shares of its common stock to JGB and that, in the course of negotiations related to the Senior Secured Debenture, the Defendants fraudulently failed to disclose to JGB certain information regarding positive clinical trial results that was not then public. On or about May 2, 2018, JGB filed an amended complaint, adding as defendants Jane Wasman, Stephen Ghiglieri, David Scheinberg, M.D., Robert Van Nostrand and John Varian, each of whom is a member of the Company’s Board of Directors (collectively, the "Director Defendants"). The amended complaint, in addition to the allegations in the original complaint, alleges, among other things, that the Director Defendants are liable as "control persons" for the purposes of the purported securities laws violations committed by the Company, Dr. Stergiou and Mr. Krylov. According to the amended complaint, JGB seeks to receive an unspecified number of shares of the Company's common stock, a declaratory judgment in respect of the dispute underlying the litigation, damages, and costs and expenses incurred in the JGB action, among other things. On May 18, 2018, the Company filed counterclaims and an answer to the amended complaint filed by JGB. On May 25, 2018, the Company filed amended counterclaims and answer to the amended complaint. The Company is seeking, among other things, a dismissal of all claims, a declaratory judgment regarding the underlying contractual dispute between the parties, a declaratory judgment regarding a breach of the senior secured debenture agreement by JGB relating to JGB’s failure to release certain cash collateral owed to the Company for redemptions by JGB and interest on the collateral, damages, restitution and fees. On June 18, 2018, the Company filed a motion for judgment on the pleadings and a motion to dismiss the amended complaint. On July 6, 2018, JGB filed a motion for partial judgment on the pleadings and motion to dismiss all of the Company's counterclaims. The Company intends to continue to defend vigorously against the claims in the JGB Action, all of which the Company continues to dispute.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

9. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Series A Convertible Preferred

On March 7, 2018, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company agreed to sell to the investors, in a private placement pursuant to Rule 4(a)(2) and Regulation S under the Securities Act, an aggregate of 10,700 shares of the Company’s newly-created non-voting Series A 20% Convertible Preferred Stock, and warrants to acquire an aggregate 1,383,631 shares of the Company’s common stock, par value $0.0001 per share at an aggregate purchase price of $10.7 million. The Series A Convertible Preferred was initially convertible into 1,844,835 shares of common stock based on an initial conversion price of $5.80 per share.

At the first closing of the Series A Convertible Preferred on March 9, 2018, the Company issued an aggregate 5,987 shares of Series A Convertible Preferred and warrants to acquire 774,186 shares of common stock for aggregate gross proceeds of $6.0 million. The second closing of the remaining 4,713 shares of the Series A Convertible Preferred and warrants to acquire 609,445 shares of its common stock, for aggregate gross proceeds of $4.7 million, occurred on May 1, 2018 following receipt of stockholder approval.

In the event of a "qualified offering," as defined in the Securities Purchase Agreement, holders of the Series A Convertible Preferred (the "Series A Holders"), had the right to exchange their shares of Series A Convertible Preferred for the same securities sold in a qualified offering on a $1.00 for $1.00 basis based on the stated value of their shares of Series A Convertible Preferred. On July 16, 2018, following consummation of the Company’s underwritten public offering described in Note 2 above, the Series A Holders exchanged an aggregate of $7,871,186 of stated valued and accrued but unpaid dividends on their Series A Convertible Preferred for an aggregate of 3,748,184 shares of the Company’s common stock and warrants to purchase an aggregate of 3,748,184 shares of the Company’s common stock. The warrants have an exercise price of $2.10 per share and a term of five years. In addition, pursuant to the terms of the warrants, the exercise price of the warrants issued to the investors in March 2018 and May 2018 was adjusted to $2.10 per share from the original exercise price of $6.59 per share.

The Series A Convertible Preferred generally have no voting rights. However, for so long as any shares of Series A Convertible Preferred are outstanding, the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred is required to: (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in the Certificate of Designation) senior to, or otherwise pari passu with, the Series A Convertible Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Convertible Preferred, (d) increase the number of authorized shares of Series A Convertible Preferred, or (e) enter into any agreement with respect to any of the foregoing.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company evaluated the Series A Convertible Preferred in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the Series A Convertible Preferred could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series A Convertible Preferred could have been converted immediately, the Company recognized a BCF of $2.0 million as a deemed dividend in the condensed consolidated statements of operations related to the first closing on March 9, 2018 and an additional BCF of $2.5 million as a deemed dividend related to the second closing on May 1, 2018. These one-time, non-cash charges impacted net loss attributable to common stockholders and loss per share for the three and six months ended June 30, 2018.

Common Stock — The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

Shares of common stock for future issuance are reserved for as follows (in thousands):

June 30, 2018
Warrants outstanding	1,812
Series A Convertible Preferred*	1,345
Stock options outstanding	473
Options reserved for future issuance under the Company’s 2017 Equity Incentive Plan	343
Shares reserved for future issuance under the Employee Stock Purchase Plan	115
Restricted stock units	13
Total reserved for future issuance	4,101

* On an as converted to common stock basis as of June 30, 2018.

10. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the six months ended June 30, 2018 (in thousands):

Warrant Issuance	Outstanding, December 31, 2017	Granted	Canceled	Outstanding, June 30, 2018	Expiration
Series A Convertible Preferred	—	1,384	—	1,384	September 2023
2017 Equilibria	316	—	—	316	December 2022
Galena February 2017	567	—	(535)	32	February 2022
Galena Other	80	—	—	80	January 2022
	963	1,384	(535)	1,812

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants to acquire shares of common stock consist of warrants that may be settled in cash, which are liability-classified warrants, and equity-classified warrants. During the six months ended June 30, 2018, a total of 534,333 of the Galena February 2017 liability-classified warrants to purchase shares of common stock were canceled under various warrant exchange agreements. The Company issued 54,613 shares of its common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of its common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 412,667 shares of its common stock, as described in Note 7. The fair value of the common stock and promissory notes exchanged totaled $1.2 million, which exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the six months ended June 30, 2018. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 118,644 shares of common stock.

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

Prior to the consummation of the July 2018 Offering, the initial exercise price of the warrants to acquire shares of common stock in connection with the Series A Convertible Preferred was $6.59 per share of common stock, subject to standard adjustments for certain transactions affecting the Company’s securities (such as stock dividends, and stock splits). From the original issue date until the one-year anniversary of a qualified offering, the initial exercise price and number of warrants to acquire shares of common stock are subject to anti-dilution protection in the event of non-exempt equity issuances at a price per share lower than the then exercise price (the "Base Share Price"). Simultaneously with the consummation of each non-exempt equity issuance the exercise price shall be reduced to equal the Base Share Price. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

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

As of June 30, 2018

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	1,384	$6.59	5.27	83.70%	2.74%
Galena February 2017	32	$33.00	3.63	82.74%	2.25%
Galena Other	80	$888.22	2.69	83.06%	2.32%

As of December 31, 2017
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Galena February 2017	567	$13.00	4.12	79.29%	2.09%
Galena Other	80	$28.40	3.19	74.05%	2.09%

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The changes in fair value of the warrant liability for the six months ended June 30, 2018 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2017	Fair value of warrants granted	Fair value of warrants canceled	Change in fair value of warrants	Warrant liability, June 30, 2018
Series A Convertible Preferred	$—	$5,039	$—	$(2,331)	$2,708
Galena February 2017	1,305	—	(524)	(764)	17
Galena Other	4	—	—	(4)	—
	$1,309	$5,039	$(524)	$(3,099)	$2,725

Warrants Classified as Equity

The Company issued warrants to acquire 316,163 shares of the its common stock at an exercise price of $7.42 per share, maturing five years from issuance, to EQC Private Markets SAC Fund Ltd-EQC Biotech Sely I Fund on December 29, 2017. These warrants are recorded in equity at fair value upon issuance, and not as liabilities, and are not subject to adjustment to fair value in subsequent reporting periods. The fair value of the warrants granted was $5.60 per share using the Black-Scholes pricing model with the fair value assumptions for the grant including a volatility of 90.10%, expected term of five years, risk free rate of 2.20%, and a dividend rate of 0.00.

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

The number of shares reserved for issuance under the 2017 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date occurs and ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 3 of the preceding calendar year. Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares reserved for issuance under the 2017 Equity Incentive Plan was automatically increased to approximately 805,000 on January 1, 2018. As of June 30, 2018, an aggregate of approximately 343,000 shares of common stock were reserved for future grants under the Company’s 2017 Equity Incentive Plan. There were no common stock options granted under the 2017 Equity Incentive Plan for the year ended December 31, 2017.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$27	$53	$33	$186
General and administrative	98	1,519	114	2,323
Total stock-based compensation	$125	$1,572	$147	$2,509

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the fair value of all its stock options granted during the three and six months ended June 30, 2018, respectively:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Risk free interest rate	2.86%	2.73%
Volatility	84.91%	80.83%
Expected lives (years)	6.14	6.20
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2018 was $3.89 and $3.73, respectively. There were no stock options granted during the six months ended June 30, 2017.

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

As of June 30, 2018, there was $1.5 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.69 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes stock option activity of the Company for the six months ended June 30, 2018:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2018	10	$1,240.55		$—
Granted	483	5.24		—
Canceled	(20)	5.24		$—
Outstanding at June 30, 2018	473	$31.82	9.73	$—
Options exercisable at June 30, 2018	43	$299.53	7.51	$—

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2018 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on June 30, 2018 of $3.42 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Time-Based and Performance-Based Conditions

The Company granted RSUs subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The vesting date for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: (a) change of control or (b) a qualified public offering. As of June 30, 2018 and December 31, 2017, there were approximately 13,000 RSUs outstanding with a weighted average grant date fair value of $52.94.

The Company recognizes compensation expense related to these RSUs when the liquidity event is deemed probable. As such, no compensation expense was recorded to date as the liquidity event is outside the Company’s control and not deemed probable until it occurs.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2018 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements and below, the Company did not have any material subsequent events.

On July 16, 2018, the Company closed the July 2018 Offering, issuing 6,845,000 shares of common stock and 4,675,000 pre-funded warrants exercisable for shares of common stock and accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.10 per share and accompanying common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $2.0999 per pre-funded warrant and common stock warrant. Each accompanying common stock warrant sold with the shares of common stock and pre-funded warrants represents the right to purchase one share of the Company’s common stock at an exercise price of $2.10 per share. The common stock warrants are exercisable immediately and will expire on July 16, 2023, five years from the date of issuance. The pre-funded warrants are exercisable immediately, have an exercise price of $0.0001 per share, and will expire on July 16, 2023, five years from the date of issuance. The net proceeds to the Company from the July 2018 Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $21.6 million.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In connection with the July 2018 Offering, pursuant to section 4.17 of the Securities Purchase Agreement dated March 7, 2018 between the Company and the purchasers of the Series A Convertible Preferred, the Series A Holders have the right to exchange their outstanding shares of Series A Convertible Preferred for the securities sold in the July 2018 Offering. Accordingly, on July 16, 2018, following consummation of the July 2018 Offering, the Series A Holders exchanged an aggregate of $7,871,186 of stated valued and accrued but unpaid dividends on their Series A Preferred Stock for an aggregate of 3,748,184 shares of the Company’s common stock and warrants to purchase an aggregate of 3,748,184 shares of the Company’s common stock. The warrants have an exercise price of $2.10 per share and a term of five years. In addition, pursuant to the terms of the Securities Purchase Agreement, the exercise price of the warrants issued to the Series A Holders in March 2018 and May 2018 was adjusted to $2.10 per share from the original exercise price of $6.59 per share.

Pro-forma stockholders' equity (deficit) as of June 30, 2018

As of June 30, 2018, the Company's stockholders' equity (deficit) did not meet the minimum required under the Nasdaq Capital Market's continued listing standards. As a result of the consummation of the July 2018 Offering, the Company’s stockholders' equity (deficit) exceeds the minimum required under the Nasdaq Capital Market’s continued listing standards. The following pro-forma information shows adjustments to the June 30, 2018 stockholders' deficit to reflect the (i) consummation of the July 2018 Offering, and (ii) change in fair value of the Series A warrants as a result of the reduction in the exercise price as upon consummation of the July 2018 Offering.

	June 30, 2018
	Actual	Adjustments		Pro-forma
Stockholders’ (deficit) equity:
Convertible preferred stock	$—	$—		$—
Common stock	1	1	(i)	2
Additional paid-in capital	65,758	21,648	(i)	87,406
Accumulated deficit	(68,242)	(892)	(ii)	(69,134)
Total stockholders’ (deficit) equity	$(2,483)	$20,757		$18,274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report, and our other public reports filed with the SEC.

Merger of Galena Biopharma, Inc. and SELLAS Life Sciences Group Ltd.

On December 29, 2017, we completed the business combination with the privately held Bermuda exempted company, SELLAS Life Sciences Group Ltd., or Private SELLAS, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017, or the Merger Agreement, among the Company, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. We refer to this business combination throughout this quarterly report on Form 10-Q as the Merger. As a result of the Merger, the Company’s business is now substantially comprised of the business of Private SELLAS, and although the Company is considered the legal acquiror of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired the Company in the Merger. Consequently, the Merger was accounted for as a reverse acquisition and the Private SELLAS financial statements became our financial statements.

Immediately prior to the Merger, we effected a 1-for-30 reverse stock split of our outstanding common stock, par value $0.0001 per share. Under the terms of the Merger Agreement, we issued shares of our common stock to Private SELLAS’ securityholders at an exchange ratio of 43.9972 shares of our common stock in exchange for each common share of Private SELLAS outstanding immediately prior to the Merger. We also assumed all of the restricted stock units, or RSUs, issued and outstanding under the Private SELLAS Stock Incentive Plan #1, and all of the issued and outstanding warrants of Private SELLAS. Accordingly, such RSUs will now be settled in, and such warrants now are exercisable for, shares of our common stock. Accordingly, immediately after the Merger, there were 5,766,891 shares of our common stock outstanding, with the former Private SELLAS securityholders owning 67.5% of our fully diluted common stock, and our pre-Merger securityholders owning the remaining 32.5%

Upon completion of the Merger, we changed our name from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.”, our financial statements became those of Private SELLAS and our common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018 and our financial statements became those of Private SELLAS.

As used in this quarterly report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and our consolidated subsidiaries following completion of the Merger.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapeutics for a broad range of indications. Our lead product candidate, galinpepimut-S, or GPS, is an immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, or MSK, which targets the Wilms tumor 1, or WT1, protein. WT1 has been shown to be present in 20 or more cancer types and is one of the most commonly expressed cancer antigens. GPS has been engineered to incorporate novel technology to preserve WT1 antigenicity and overcome the tolerance the immune system commonly develops to tumor antigens, a major challenge in the development of effective immunotherapies for cancer. Based on its mechanism of action as a direct immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematological malignancies and solid tumor indications.

Phase 2 clinical trials for GPS in two potential indications, acute myeloid leukemia, or AML, and malignant pleural mesothelioma, or MPM, are completed. We have planned Phase 3 clinical trials (pending funding availability) evaluating GPS as monotherapy for these two indications with AML being our priority. GPS is also in early clinical development as a potential treatment for multiple myeloma, or MM, and epithelial ovarian cancer. We also plan to study GPS in up to four additional indications: as a combination therapy in small cell lung cancer, colorectal cancer, triple-negative breast cancer, or TNBC; and, as a monotherapy in chronic myelogenous leukemia, or CML. We received Orphan Drug Product designations for GPS from the U.S. Food and Drug Administration, or FDA, for AML, MPM and MM as well as Orphan Medicinal Product designations from the European Medicines Agency, or EMA, for AML and MPM, and Fast Track designation for AML, MPM, and MM from the FDA.

Our pipeline also includes the ongoing development programs of our predecessor company, including novel cancer immunotherapy programs for NeuVax(nelipepimut-S; a vaccine against the E75 peptide derived from the human epidermal growth factor 2, or HER2, protein), GALE-301(a vaccine against the E39 peptide derived from the folate binding protein, or FBP), GALE-302(a vaccine against the J65 peptide derived from FBP) and GALE-401 (a controlled release version of the approved drug anagrelide). NeuVax is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer, including a prospective, randomized, single-blinded, controlled Phase 2b clinical trial of trastuzumab (HerceptinÆ) +/- NeuVax in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences.

On April 2, 2018, we announced that a pre-specified interim analysis of safety and efficacy, conducted by an independent Data Safety Monitoring Board, or DSMB, for the investigator sponsored Phase 2b NeuVax + Herceptin study demonstrated a clinically meaningful difference in median disease-free survival, or DFS, in favor of the active arm, a primary endpoint of the study. The interim analysis further demonstrated a statistically significant and clinically meaningful improvement in DFS among a cohort of patients with TNBC associated with the NeuVax + Herceptin combination. Based on these results, and the DSMB’s recommendation, we plan to expeditiously seek regulatory guidance by the FDA for further development of NeuVax + Herceptin combination therapy in TNBC, a population of breast cancer patients with large unmet need. In June 2018, we announced that the sponsor-principal investigator of this study, after taking into account that key clinical development objectives were met as well as other regulatory considerations, and with our agreement, determined to terminate the study early. In addition, in late May 2018, we conducted two advisory meetings with global experts in regulatory affairs and breast cancer clinical development in order to determine the optimal path for further development of the NeuVax + Herceptin combination in TNBC in a pivotal setting and for engagement with the FDA and EMA. GALE-301 and GALE-302, our E39 folate binding peptide vaccine product candidates, have completed early stage trials in ovarian, endometrial and breast cancers. Both candidates have received Orphan Drug Product designation by the FDA.

Recent Developments

On May 1, 2018, we completed a private placement pursuant to Rule 4(a)(2) and Regulation S under the Securities Act of 1933, as amended, of the remaining 4,713 shares of our non-voting Series A 20% Convertible Preferred Stock, or the Series A Convertible Preferred, and warrants to acquire an aggregate 609,445 shares of our common stock, for aggregate gross proceeds of $4,713,000, pursuant to the terms of a securities purchase agreement, dated March 7, 2018 by and among us and the investors named therein.

In July 2018, we consummated an underwritten public offering of 6,845,000 shares of common stock, 4,675,000 pre-funded warrants exercisable for shares of common stock and accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. At closing, we received aggregate net proceeds from the offering of approximately $21.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Following the consummation of the underwritten public offering, pursuant to Section 4.17 of the March 2018 securities purchase agreement, on July 16, 2018, the holders of our Series A Convertible Preferred exchanged an aggregate of $7,871,186 of stated valued and accrued but unpaid dividends on their Series A Convertible Preferred for an aggregate of 3,748,184 shares of our common stock and warrants to purchase an aggregate of 3,748,184 shares of our common stock. The warrants have an exercise price of $2.10 per share and a term of five years. In addition, pursuant to their terms, the exercise price of the warrants was adjusted to $2.10 per share from the original exercise price of $6.59 per share.

Components of Results of Operations

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses primarily include expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials, manufacturing expenses, outsourced professional scientific development services, employee-related expenses, which include salaries, benefits and stock-based compensation, expenses relating to regulatory activities, including filing fees paid to regulatory agencies, laboratory materials and supplies used to support our research activities; and allocated expenses, utilities and other facility-related costs.

The successful development of our current and future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any current or future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including the number of clinical sites included in the trials, the length of time required to enroll suitable patients, the number of patients that ultimately participate in the trials, the number of doses patients receive, the duration of patient follow-up, the results of our clinical trials; the expenses associated with manufacturing, the receipt of marketing approvals, and the commercialization of current and future product candidates.

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

Research and development activities are central to our business model. Cancer immunotherapy product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we add personnel which will increase costs, including stock-based compensation, conduct clinical trials and prepare regulatory filings for our product candidates.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

(dollars in thousands)	Three Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$1,592	$1,827	$(235)
General and administrative	4,909	3,841	1,068
Total operating expenses and operating loss	(6,501)	(5,668)	833
Non-operating income (expense)	602	(128)	(730)
Loss before income taxes	(5,899)	(5,796)	103
Income tax expense	163	117	46
Net loss	$(6,062)	$(5,913)	$(149)

For the three months ended June 30, 2018, our net loss was $6.1 million compared with net loss of $5.9 million for the three months ended June 30, 2017. The increase of $0.1 million in net loss was primarily attributable to an increase in operating loss of $0.8 million partially offset by a decrease in non-operating expense of $0.7 million.

(dollars in thousands)	Six Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$3,396	$4,011	$(615)
General and administrative	8,789	6,128	2,661
Total operating expenses and operating loss	(12,185)	(10,139)	2,046
Non-operating income (expense)	(1,709)	(258)	1,451
Loss before income taxes	(13,894)	(10,397)	3,497
Income tax expense	163	117	46
Net loss	$(14,057)	$(10,514)	$3,451

For the six months ended June 30, 2018, our net loss was $14.1 million compared with net loss of $10.5 million for the six months ended June 30, 2017. The increase of $3.5 million in net loss was primarily attributable to an increase in operating loss of $2.0 million and an increase in non-operating expense of $1.5 million.

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development Expense

Research and development expenses were $1.6 million for the three months ended June 30, 2018 compared to $1.8 million for the three months ended June 30, 2017. The $0.2 million decrease was primarily attributable to a $0.7 million decrease in licensing fees partially offset by a $0.3 million severance charge and a $0.3 million increase in clinical and regulatory consulting services. Overall, research and development expenses were reduced during the three months ended June 30, 2018 as compared to the prior year period as we explored various liquidity and capital raising options and determined the allocation of resources for our research and development pipeline. We anticipate that our research and development expenses will increase in the remainder of 2018 as we secure additional capital and advance our clinical product candidates.

Research and development expenses were $3.4 million for the six months ended June 30, 2018 compared to $4.0 million for the six months ended June 30, 2017. The $0.6 million decrease was primarily attributable to a $0.6 million decrease in licensing fees and a $0.3 million decrease in manufacturing expenses. These decreases were partially offset by a $0.3 million severance charge. Overall, research and development expenses were reduced during the three months ended June 30, 2018 as compared to the prior year period as we explored various liquidity and capital raising options and determined the allocation of resources for our research and development pipeline. We anticipate that our research and development expenses will increase in the remainder of 2018 as we secure additional capital and advance our clinical product candidates.

General and Administrative Expense

General and administrative expenses were $4.9 million for the three months ended June 30, 2018 compared to $3.8 million for the three months ended June 30, 2017. The $1.1 million increase was primarily driven by a $1.4 million increase in legal fees, and $0.3 million increase in outside services, a $0.3 million increase in personnel related expenses, a $0.3 million increase in insurance premiums, and a $0.2 million increase in other expenses. These increases were partially offset by a $1.4 million decrease in stock-based compensation expense. Overall, general and administrative expenses increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as a result of an increase in accounting, consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, investor relations costs, and director and officer insurance premiums associated with being a public company.

General and administrative expenses were $8.8 million for the six months ended June 30, 2018 compared to $6.1 million for the six months ended June 30, 2017. The $2.7 million increase was primarily driven by a $2.1 million increase in legal fees, a $1.2 million increase in outside services and public company costs, a $0.6 million increase in accounting and audit fees, a $0.6 million increase in insurance premiums, and a $0.4 million increase in personnel related expenses. These increases were partially offset by a $2.2 million decrease in stock-based compensation expense. Overall, general and administrative expenses increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as a result of an increase in accounting, consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, investor relations costs, and director and officer insurance premiums associated with being a public company

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and six months ended June 30, 2018 and 2017, respectively, was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Change in fair value of warrant liability	$1,218	$—	$1,218	$3,099	$—	$3,099
Change in fair value of the contingent consideration	(452)	—	(452)	(3,863)	—	(3,863)
Loss on settlement of liability-classified warrants	(42)	—	(42)	(727)	—	(727)
Interest expense, net	(122)	(128)	6	(218)	(258)	40
Total non-operating income (expense), net	$602	$(128)	$730	$(1,709)	$(258)	$(1,451)

The increase in our net non-operating income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $1.2 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock partially offset by a $0.5 million increase in the fair value of the contingent consideration liability. The decrease in our net non-operating income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $3.9 million increase in the fair value of the contingent consideration liability partially offset by a $3.1 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock. The decrease in the estimated fair value of our warrant liability was primarily due to the decrease in our common stock price, which is one of the most impactful inputs to the pricing model we use to estimate the fair value of our warrant liabilities.

The change in the estimated fair value of the contingent consideration during the three and six months ended June 30, 2018 reflects an adjusted probability and time line for the potential approval of NeuVax associated with the positive interim data from the prospective, randomized, single-blinded, controlled Phase 2b independent investigator-sponsored clinical trial of trastuzumab (Herceptin®) +/- nelipepimut-S (NeuVax)  in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

The $0.7 million loss on settlement of liability-classified warrants relates to warrants to acquire shares of common stock issued by Galena in February 2017 that were assumed in the Merger. During the six months ended June 30, 2018, a total of 534,333 of the Galena February 2017 liability-classified warrants to acquire shares of common stock were canceled under various warrant exchange agreements. We issued 54,613 shares of our common in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of our common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 412,667 shares of our common stock, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The fair value of the consideration exchanged totaling $1.3 million exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the six months ended June 30, 2018.

Interest expense, net for the three and six months ended June 30, 2018 and 2017 primarily consists of interest expense incurred on our long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The change in fair value of warrant liability, change in fair value of contingent consideration, and loss on settlement of liability-classified warrants are all non-cash in nature.

Income Tax Expense

For the three and six months ended June 30, 2018, we recognized income tax expense of $0.2 million and for the three and six months ended June 30, 2017 we recognized $0.1 million of income tax expense. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales, and in the six months ended June 30, 2018 and 2017, we did not generate any revenue from collaboration and licensing agreements. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of private placements and convertible notes.

On July 16, 2018, we closed an underwritten public offering, or the July 2018 Offering, issuing 6,845,000 shares of common stock and 4,675,000 pre-funded warrants exercisable for shares of common stock and accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.10 per share and accompanying common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $2.0999 per pre-funded warrant and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of our common stock at an exercise price of $2.10 per share. The common stock warrants are exercisable immediately and will expire on July 16, 2023, five years from the date of issuance. The pre-funded warrants are exercisable immediately, have an exercise price of $0.0001 per share, and will expire on July 16, 2023, five years from the date of issuance. The net proceeds to us from the July 2018 Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $21.6 million.

On March 7, 2018, we entered into a definitive securities purchase agreement to issue an aggregate of 10,700 shares of Series A Convertible Preferred, and warrants to acquire 1,383,631 shares of our common stock in a private placement transaction to a select group of institutional investors. The sale of the Series A Convertible Preferred closed in two tranches and resulted in aggregate gross proceeds to us of approximately $10.7 million. We closed the first tranche for approximately $6.0 million gross proceeds on March 9, 2018. We closed the second tranche of the remaining $4.7 million gross proceeds on May 1, 2018, following the receipt of necessary stockholder approval.

In addition, in the first half of 2018, JGB redeemed $2.8 million of outstanding principal that was satisfied with 659,529 shares of our common stock and redeemed $0.6 million of outstanding principal, which we satisfied in cash. As a result of the redemptions, we transferred $1.8 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund our ongoing operations. The current restricted cash and cash equivalents balance exceeds the principal balance of the senior secured debenture by $1.6 million as of August 14, 2018 and per the terms of the senior secured debenture, as described in Note 7 of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, should be transferred into unrestricted cash and cash equivalents. The outstanding principal balance on the senior secured debenture as of August 14, 2018 is $6.9 million. Due to a dispute with JGB as described in Note 8 of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, as of August 14, 2018, we have not been able to transfer the excess of $1.6 million from the restricted account as JGB has not approved the transfer as required by a securities account control agreement at our financial institution.

As of June 30, 2018, we had an accumulated deficit of $68.2 million, a total stockholders’ deficit of $2.4 million, cash and cash equivalents of $1.3 million, and restricted cash and cash equivalents of $8.6 million. In addition, we had accounts payable and other accrued expenses of $17.1 million and indebtedness of $7.8 million as of June 30, 2018. Our outstanding indebtedness consists of our senior secured debenture with JGB, which is due November 2018, and $0.1 million in promissory notes. These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our condensed consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash of $1.3 million as of June 30, 2018, together with the proceeds from the July 2018 Offering, will enable us to fund our operating expenses and capital expenditure requirements through February 2019. We will require substantial additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. Alternatively, we will be required to scale back our plans and place certain activities on hold. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. However, our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, public and private placements of equity and/or debt, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. However, at this stage our management does not believe liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	(11,702)	(6,852)
Financing activities	8,947	5,655
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(2,755)	$(1,197)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $11.7 million during the six months ended June 30, 2018 was primarily attributable to our net loss of $14.0 million. This amount was offset by various net non-cash charges of $3.1 million, which was comprised of $3.9 million increase in the fair value of our contingent consideration liability, a $1.3 million increase in the fair value of common stock issued in connection with litigation settlements, and a $0.7 million loss on settlement of liability-classified warrants, partially offset by a gain of $3.1 million from the decrease in the fair value of liability-classified warrants. The net change in our operating assets and liabilities of $0.7 million is primarily attributable to an increase in our accounts payable and accrued expenses as we extend payables until we receive additional financing to be able to meet our obligations when they become due partially offset by prepaid insurance premiums and financing costs associated with the July 2018 offering.

Net cash used in operating activities was $6.9 million for the six months ended June 30, 2017, which was primarily attributable to our net loss of $10.5 million. This amount was offset by $2.5 million in non-cash stock-based compensation, $0.6 million on the loss on extinguishment of accounts payable satisfied with shares of common stock, and $0.3 million of services paid with shares of common stock.

Net Cash Flow from Financing Activities

We generated $8.9 million of net cash from financing activities for the six months ended June 30, 2018, which was primarily attributable to $9.6 million in net proceeds from the sale of the Series A Convertible Preferred and warrants, partially offset by $0.6 million in redemptions of the senior secured debenture satisfied in cash. We generated $5.7 million of net cash from financing activities for the six months ended June 30, 2017, which was primarily attributable to $6.0 million in net proceeds from the sale of shares of our common stock, partially offset by $0.3 million in principal payments on long-term debt.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases as of June 30, 2018.

Critical Accounting Policies and Estimates

In the 2017 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2017 that are not included in Note 3 of the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018. Readers are encouraged to read the 2017 Annual Report in conjunction with this quarterly report.

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

In connection with the audit of our 2017 consolidated financial statements, we were informed by our independent registered public accounting firm that we had a material weakness in our internal control over financial reporting due to our lack of sufficient management and personnel with appropriate expertise in GAAP and SEC rules and regulations with respect to financial reporting during the year ended December 31, 2017. At that time, we had only one designated finance and accounting employee and relied primarily on consultants to provide many accounting, book-keeping, and administrative services. This reflects the fact that prior to the Merger, Private SELLAS was a small privately-held company, and that in connection with the Merger, Private SELLAS historical operations, and not that of the predecessor company, represent virtually the entirety of the combined business. In addition, following the Merger, which occurred on December 29, 2017, our accounting and financial systems, as well as personnel, were replaced by those of Private SELLAS,

In order to remedy these material weaknesses, during the six months ended June 30, 2018, we hired three additional finance and accounting personnel, including a Chief Financial Officer, to build out our financial reporting team and further develop and document accounting policies and procedures. Additionally, during the first quarter of 2018, we engaged a consulting firm to assist us in evaluating the design of our internal control over financial reporting, including disclosure controls and procedures. Our goal is to remediate this material weakness as soon as practical as part of our plan to implement and mature our system of internal control over financial reporting. We expect to complete our remediation of the material weakness by December 31, 2018.

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Exhibit 99.1 in our Current Report on Form 8-K dated July 18, 2018, which could materially affect our business, financial condition or future results. The risks described in such Current Report on Form 8-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information

On May 14, 2018, we entered into a registration rights agreement with our stockholder Equilibria Capital Management Limited, and its affiliates, including EQC Private Markets SAC Fund II Ltd-EQC Biotech Sely S Fund, EQC Private Markets SAC Fund Ltd-EQC Biotech Sely I Fund, EQC Private Markets SAC Fund Ltd-EQC Biotech Sely II Fund, EQC Private Markets II SAC Fund Ltd-EQC Biotech Sely III Fund, Varibobi Financial Holdings Ltd., and Daniel Tafur, collectively, the "Investors," pursuant to which at any time following the closing of a registered public offering of our securities with gross proceeds of at least $20 million, a "Qualified Offering," and the expiration of any lock-up period agreed to in writing by the Investors and the underwriters in a "Qualified Offering," the Investor or Investors holding an aggregate of at least a majority in interest of the outstanding registrable securities have the right to make a written request from time to time for us to register all or part of the registrable securities held by such Investors and any other Investor pursuant to a demand registration statement or shelf registration statement under the Securities Act of 1933, as amended. The July 2018 Offering is a "Qualified Offering." The registration rights agreement contains certain additional piggyback registration rights and other customary provisions for agreements of this nature, such as representations, warranties, covenants, and indemnification obligations, as applicable. The foregoing description of the registration rights agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such document, a copy of which was filed as Exhibit 10.24 to our quarterly report on Form 10-Q for the period ended March 31, 2018.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	License Agreement made as of May 19, 2018 by and between the Registrant and 38th Street Suites LLC	8-K	10.1	May 24, 2018
10.2	Surrender Agreement made as of May 19, 2018 by and between the Registrant and Madison Avenue Suites LLC	8-K	10.2	May 24, 2018
10.3	Warrant Exchange Agreement by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018 (including Exhibit A, Convertible Promissory Note by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018)	8-K	10.1	June 1, 2018
10.4	Underwriting Agreement dated July 12, 2018 between the Registrant and Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc.	8-K	1.1	July 18, 2018
10.5	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
10.6	Form of Pre-funded Warrant	8-K	10.2	July 18, 2018
10.7	Form of Warrant issued in exchange of Series A Preferred Stock	8-K	10.3	July 18, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
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

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer

Date: August 14, 2018

By:	/s/ Gene Mack

Gene Mack
Chief Financial Officer

Date: August 14, 2018