Form 10-Q
period 2018-09-30
SELLAS Life Sciences Group, Inc.
filed 2018-11-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
  ________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 9, 2018, SELLAS Life Sciences Group, Inc. had outstanding 22,026,476 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2018

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this quarterly report on Form 10-Q, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, or SEC, on April 13, 2018, or the 2017 Annual Report, and under the caption "Risk Factors" in Exhibit 99.1 in our Current Report on Form 8-K dated July 18, 2018, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,968	$2,319
Restricted cash and cash equivalents	114	10,431
Other receivable	6,600	—
Litigation settlement insurance recovery	474	—
Prepaid expenses and other current assets	651	337
Total current assets	17,807	13,087
In-process research and development	17,600	17,600
Goodwill	1,914	1,914
Deposits and other assets	1,149	925
Total assets	$38,470	$33,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$76	$8,377
Accounts payable	7,238	11,691
Accrued expenses and other current liabilities	4,683	3,201
Litigation settlement payable	—	1,300
Total current liabilities	11,997	24,569
Deferred tax liability	1,722	1,673
Warrant liability	975	1,309
Contingent consideration	5,319	1,294
Long-term debt, net of current portion	—	2,611
Total liabilities	20,013	31,456
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 20,501,476 shares issued and outstanding at September 30, 2018; 5,766,891 shares issued and outstanding at December 31, 2017	2	1
Additional paid-in capital	86,987	56,254
Accumulated deficit	(68,532)	(54,185)
Total stockholders’ equity	18,457	2,070
Total liabilities and stockholders’ equity	$38,470	$33,526

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,720	$1,068	$5,116	$5,079
General and administrative	1,341	3,222	10,130	9,350
Total operating expenses and operating loss	(3,061)	(4,290)	(15,246)	(14,429)
Non-operating income (expense):
Change in fair value of warrant liability	2,241	—	5,340	—
Change in fair value of contingent consideration	(162)	—	(4,025)	—
Loss on settlement of liability-classified warrants	—	—	(727)	—
Gain on extinguishment of debt	766	—	766	—
Interest expense, net	(74)	(102)	(292)	(360)
Total non-operating income (expense), net	2,771	(102)	1,062	(360)
Loss before income taxes	(290)	(4,392)	(14,184)	(14,789)
Income tax expense	—	63	163	180
Net loss	(290)	(4,455)	(14,347)	(14,969)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	(4,436)	—
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	$(8,654)	$—	(8,654)	—
Impact of anti-dilution protection on liability-classified warrants	$(491)	$—	(491)	—
Net loss attributable to common stockholders	$(9,435)	$(4,455)	$(27,928)	$(14,969)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.53)	$(2.27)	$(2.75)	$(4.56)
Weighted-average common shares outstanding, basic and diluted	17,635,671	1,962,822	10,161,153	3,284,351
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	5,766,891	$1	$56,254	$(54,185)	$2,070
Issuance of common stock and common stock warrants, net of issuance costs	—	—	6,845,000	1	21,563	—	21,564
Issuance of Series A convertible preferred stock, net of offering costs	10,700	—	—	—	9,647	—	9,647
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(5,039)	—	(5,039)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(4,436)	—	(4,436)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	4,436	—	4,436
Conversion of Series A convertible preferred stock	(2,898)	—	499,682	—	—	—	—
Issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	(7,802)	—	3,748,184	—	(8,654)	—	(8,654)
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	—	—	—	—	8,654	—	8,654
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(491)	—	(491)
Convertible preferred stock dividends	—	—	—	—	(487)	—	(487)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	715,277	—	2,896	—	2,896
Issuance of common stock in connection with litigation settlements	—	—	228,672	—	1,250	—	1,250
Issuance of common stock upon conversion of promissory notes	—	—	118,644	—	825	—	825
Issuance of common stock in connection with warrant exchange agreements	—	—	54,343	—	285	—	285
Issuance of common stock upon exercise of pre-funded warrants	—	—	2,524,783	—	—	—	—
Stock-based compensation	—	—	—	—	284	—	284
Net loss	—	—	—	—	—	(14,347)	(14,347)
Balance at September 30, 2018	—	$—	20,501,476	$2	$86,987	$(68,532)	$18,457

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,347)	$(14,969)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(766)	—
Non-cash interest expense	134	258
Deferred taxes	49	7
Loss on extinguishment of payables	—	634
Non-cash stock-based compensation	284	3,776
Amortization of research and development expense	—	257
Fair value of common stock issued in exchange for services	—	325
Fair value of common stock issued in connection with litigation settlements	1,250	—
Change in fair value of common stock warrants	(5,340)	—
Change in fair value of contingent consideration	4,025	—
Loss on settlement of liability-classified warrants	727	—
Changes in operating assets and liabilities:
Other receivable	(6,600)	—
Prepaid expenses and other assets	(538)	3
Litigation settlement insurance recovery	(474)	—
Accounts payable	(4,453)	377
Accrued expenses and other current liabilities	182	85
Net cash used in operating activities	(25,867)	(9,247)
Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	9,647	—
Proceeds from issuance of common stock	21,564	6,007
Dividends paid	(487)	—
Principal payments on long-term debt	(7,525)	(353)
Net cash provided by financing activities	23,199	5,654
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,668)	(3,593)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	12,750	5,962
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$10,082	$2,369

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$166	$—
Cash paid during the periods for interest	$321	$—
Supplemental disclosure of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock recorded as issuance cost	$5,039	$—
Repayment of interest and principal on long-term debt through issuance of common stock	$3,587	$—
Reclassification of warrant liabilities upon exchange for shares of common stock	$285	$—
Impact of anti-dilution protection on liability-classified warrants	$491	$—
Debt issued in connection with warrant exchange agreements	$966	$—
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company," or “SELLAS”) is a late-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapeutics for a broad range of indications.

Merger of Galena Biopharma, Inc. and SELLAS Life Sciences Group Ltd.

As used in this quarterly report on Form 10-Q, the words the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following completion of the business combination with Galena Biopharma, Inc., a Delaware corporation ("Galena"). This business combination is referred to as the Merger.

On December 29, 2017, Galena completed the Merger with SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company ("Private SELLAS"), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017 (the "Merger Agreement"), among the Company, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. As a result of the Merger, the Company’s business is now substantially comprised of the business of Private SELLAS, and although the Company is considered the legal acquiror of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired the Company in the Merger. Consequently, the Merger was accounted for as a reverse acquisition and the Private SELLAS financial statements became the Company's financial statements.

Immediately prior to the Merger, Galena effected a 1-for-30 reverse stock split of its outstanding common stock, par value $0.0001 per share. Under the terms of the Merger Agreement, Galena issued shares of its common stock to Private SELLAS’ securityholders at an exchange ratio of 43.9972 shares of its common stock in exchange for each common share of Private SELLAS outstanding immediately prior to the Merger. The Company also assumed all of the restricted stock units (“RSUs”) issued and outstanding under the Private SELLAS Stock Incentive Plan #1, and all of the issued and outstanding warrants of Private SELLAS. Accordingly, such RSUs will now be settled in, and such warrants now are exercisable for, shares of the Company’s common stock. Accordingly, immediately after the Merger, there were 5,766,891 shares of the Company’s common stock outstanding, with the former Private SELLAS securityholders owning 67.5% of the Company’s fully diluted common stock, and the Company’s pre-Merger securityholders owning the remaining 32.5%. The number of shares and per share amounts of common stock in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been restated to give retroactive effect to the common stock conversion ratio and reverse stock split for all periods presented, including common stock options, RSUs, and common stock warrants.

Upon completion of the Merger, the Company’s name changed from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.," the Company’s financial statements became those of Private SELLAS and the Company's common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2. Liquidity

The Company has not generated any revenues, including from product sales, and has funded operations primarily from the proceeds of sales of its equity interests and convertible notes, as well as through the Merger. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

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

In addition to the proceeds from the July 2018 Offering, on March 7, 2018, the Company entered into a definitive securities purchase agreement to issue shares of its Series A convertible preferred stock (“Series A Convertible Preferred”) and warrants to purchase shares of its common stock in a private placement transaction to a select group of institutional investors. The sale of the aggregate 10,700 shares of Series A Convertible Preferred and 5.5 year warrants to acquire an aggregate of 1,383,631 shares of common stock at $6.59 per share closed in two tranches and resulted in aggregate gross proceeds to the Company of approximately $10.7 million. The Company closed the first tranche for approximately $6.0 million gross proceeds on March 9, 2018. The Company closed the second tranche of the remaining $4.7 million gross proceeds on May 1, 2018, following the receipt of necessary stockholder approval.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company has evaluated the guidance of Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year from the date its financial statements are available to be issued. The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As of September 30, 2018, the Company had cash and cash equivalents of approximately $10.0 million, restricted cash balance of $0.1 million, other receivable of $6.6 million (received in November 2018), and $0.5 million in litigation insurance recovery (received in October 2018). In addition, the Company had outstanding accounts payable and accrued expenses of $11.9 million and indebtedness of $0.1 million as of September 30, 2018. The Company expects its existing cash as of September 30, 2018, including amounts received in October and November 2018, will enable the Company to fund its operating expenses and capital expenditure requirements through March 2019.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Unaudited Interim Results

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission ("SEC") on April 13, 2018 (the "2017 Annual Report"). The accompanying condensed consolidated financial statements at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from the audited financial statements as of that date.

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

Recent Accounting Pronouncements Pending Adoption

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated results of operations, financial position and cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and No. 2018-11, Leases (Topic 842) - Targeted Improvements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of the new standard on the consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies, adds and removes certain specific the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of the new standard on the consolidated financial statements.

Recent Accounting Pronouncements Adopted

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, the Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,968	$2,319
Restricted cash and cash equivalents	114	10,431
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$10,082	$12,750

In connection with the Company's Senior Secured Debenture described in Notes 7 and 8, the Company was required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance were to be transferred to the Company's unrestricted account to fund its ongoing operations. As of December 31, 2017, the Company maintained $10.2 million of cash and cash equivalents in a restricted account. The Senior Secured Debenture was deemed to be no longer outstanding as of September 30, 2018. In addition, the Company maintained $0.1 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively, on hand with the Company's financial institutions as collateral for its corporate credit cards.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. In accordance with ASU No. 2017-09, the Company adopted this standard prospectively in the first quarter of 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company's condensed consolidated financial statements.

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net loss	$(9,066)	$(21,690)
Basic and diluted net loss per share	$(1.61)	$4.92

Pro forma combined net loss includes an adjustment to reduce historical interest expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, due to the conversion of the convertible notes of $5.8 million. The Company excluded a $5.2 million impairment charge incurred by the Company and $3.3 million of transaction costs related to the Merger from the pro forma financial information for the three and nine months ended September 30, 2017.

5. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	September 30, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6,774	$6,774	$—	$—
Total assets measured and recorded at fair value	$6,774	$6,774	$—	$—
Liabilities:
Warrants potentially settleable in cash	$975	$—	$—	$975
Contingent consideration	5,319	—	—	5,319
Total liabilities measured and recorded at fair value	$6,294	$—	$—	$6,294

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Description	December 31, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,662	$1,662	$—	$—
Restricted cash equivalents	10,245	10,245	—	—
Total assets measured and recorded at fair value	$11,907	$11,907	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,309	$—	$—	$1,309
Contingent consideration	1,294	—	—	1,294
Total liabilities measured and recorded at fair value	$2,603	$—	$—	$2,603

The Company did not transfer any financial instruments into or out of Level 3 classification during the three and nine months ended September 30, 2018 and 2017. See Note 10 for a reconciliation of the changes in the fair value of the warrant liability for the nine months ended September 30, 2018.

A reconciliation of the change in the fair value of the contingent consideration liability for the nine months ended September 30, 2018 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2017	$1,294
Change in the estimated fair value of the contingent consideration	4,025
Contingent consideration, September 30, 2018	$5,319

The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to the Company’s nelipepimut-S ("NeuVaxTM" or "NPS") product candidate. The contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules. The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The change in the estimated fair value of the contingent consideration during the nine months ended September 30, 2018 reflects an adjusted probability and timeline for the potential approval of NPS associated with the positive interim data in the triple-negative breast cancer cohort from the prospective, randomized, single-blinded, controlled Phase 2b investigator-sponsored clinical trial ("IST") of trastuzumab (Herceptin®) +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Professional fees*	$2,836	$1,744
Compensation and related benefits	808	566
Clinical trial costs	583	51
Value-added tax	158	426
Rebates and returns of former commercial products	22	223
Other	276	191
Accrued expenses and other current liabilities	$4,683	$3,201
*Includes approximately $2.5 million of legal fees incurred related to the JGB litigation as described in Note 8 that was reimbursed to the Company in November 2018 by JGB.

7. Debt

	September 30, 2018	December 31, 2017
Debt
Current portion of Senior Secured Debenture	$—	$8,377
Short-term convertible promissory notes	76	—
Non-current portion of Senior Secured Debenture	—	2,611
Total debt	$76	$10,988

Senior Secured Debenture

On May 10, 2016, the Company's predecessor company, Galena, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with JGB (the "Purchaser") pursuant to which Galena sold to the JGB, at a 6.375% original issue discount, a $25.5 million Senior Secured Debenture (the "Senior Secured Debenture") and warrants to purchase up to 3,333 shares of the Company's common stock. Net proceeds to Galena from the sale of the Senior Secured Debenture and warrants, after payment of commissions and legal fees, were approximately $23.4 million.

The Senior Secured Debenture originally matured November 10, 2018, with accrued interest at 9% per year, payable monthly. In addition, on the maturity date of the Senior Secured Debenture (or such earlier date that the principal amount of the Senior Secured Debenture is paid in full by acceleration or otherwise) a fixed amount, which would have been deemed interest under the Senior Secured Debenture, equal to $0.8 million was due and payable to JGB on such date in, at the option of the Company, cash and, subject to the same conditions for the payment of interest, in shares of the Company’s common stock, or a combination of cash and the Company’s common stock.

The Company’s obligations under the Senior Secured Debenture were secured under a security agreement by a senior lien on all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries. Private SELLAS was not a party to the security agreement. Under the terms of a subsidiary guarantee agreement, each subsidiary guaranteed the performance of the Company of the Securities Purchase Agreement, Senior Secured Debenture and related agreements.

•

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company was required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance were transferred to the Company's unrestricted account to fund its ongoing operations. As of December 31, 2017, the Company maintained $10.2 million of cash and cash equivalents in a restricted account.

As of December 31, 2017, the outstanding principal balance of the Senior Secured Debenture was $10.2 million. In addition to the outstanding principal balance, the Senior Secured Debenture had $0.8 million of additional interest that was included in the current portion of long-term debt as of December 31, 2017. During the nine months ended September 30, 2018, JGB redeemed $2.8 million of outstanding principal, which the Company satisfied with 659,529 shares of its common stock and redeemed $0.6 million of outstanding principal, which the Company satisfied with cash. As a result of the redemptions during 2018, the Company transferred $1.8 million of restricted cash into unrestricted cash and cash equivalents which was used to fund the Company’s ongoing operations.

JGB commenced a lawsuit against the Company as described in Note 8 ("JGB Action"). On September 24, 2018, JGB unilaterally issued a directive to (i) the financial institution that maintained the restricted cash and cash equivalents and (ii) the manager of the account to liquidate all assets in the restricted account. As a result of such directive, approximately $8.5 million in cash was removed from the restricted account, $1.6 million in excess of the outstanding principal balance of the Senior Secured Debenture at the time of the removal. On October 16, 2018, JGB was required to deposit the $1.6 million excess that JGB removed from the restricted account into an escrow account, as ordered by the Court in the JGB Action, pending resolution of the dispute between the Company and JGB. On October 23, 2018, the Court entered an order, granting, among other things, the Company's Motion for Judgment seeking dismissal of JGB's amended complaint and allowing four of the Company's counterclaims to proceed to trial. As a result of the October 23rd Court order, on November 5, 2018, the parties to the JGB Action entered into a settlement agreement. The settlement agreement provides, among other things, that JGB make a one-time payment to the Company of $6.6 million, representing the $1.6 million excess cash removed from the amount in the restricted account from the outstanding principal balance of the Senior Secured Debenture and reimbursement of approximately $5.0 million of legal fees incurred by the Company. The Company recognized a gain on extinguishment of debt of $0.8 million that was previously accrued in long-term debt representing an additional interest payable at maturity as the amount is no longer required to be repaid by the Company. Accordingly, the Senior Secured Debenture is no longer outstanding and the related agreements have been terminated.

Short-term Convertible Promissory Notes

During the nine months ended September 30, 2018, the Company entered into convertible promissory notes in the principal amount of $1.0 million in exchange for the surrender and cancellation of warrants to purchase 412,667 shares of its common stock pursuant to the February 2017 offering by Galena. The convertible promissory notes accrue interest at a rate of 5% per annum and the remaining outstanding principal balance and accrued interest is due and payable in November 2018. The outstanding principal balance and accrued interest is convertible into shares of the Company's common stock at a conversion price equal to $7.00. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 118,644 shares of common stock. As of September 30, 2018, $0.1 million principal balance and accrued interest remains outstanding.

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

On February 13, 2017, putative shareholder securities class action complaints were filed in federal court alleging, among other things, that the Company and certain of the Company's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the Court and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint.

In March 2017, a derivative complaint was filed in U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. In June 2018, a derivative complaint was filed in U.S. District Court for the Northern District of California against the Company’s current and former directors, and the Company as a nominal defendant. The plaintiff in the June 2018 case voluntarily withdrew his complaint from the U.S District Court of the Northern District of California and on August 27, 2018 refiled the complaint in the Court of Chancery of the State of Delaware. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The March 2017, July 2017, and January 2018 lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action. On October 29, 2018, the defendants in the August 2018 lawsuit notified the plaintiff of its intent to file a motion to dismiss the lawsuit.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In April 2017, a putative stockholder class action, captioned Patel vs. Galena Biopharma Inc. et. al, was filed in Delaware state court seeking relief under Section 225 of the Delaware General Corporation Law ("DGCL") and alleging breaches of fiduciary duties by Galena’s former board of directors and former interim chief executive officer regarding the proposals to amend Galena’s certificate of incorporation to increase the amount of authorized shares of common stock and effectuate a reverse stock split at the July 2016 and October 2016 stockholder meetings, respectively. On June 2, 2017, an amended verified complaint was filed along with a motion to expedite the proceedings. On June 20, 2017, the Court consolidated the claims into In re Galena Biopharma, Inc., C. A. No. 2017-0423-JTL. On July 24, 2017, Galena entered into a binding settlement term sheet, involving payment of $50,000 in cash and $1,250,000 in unrestricted shares of common stock. The Court enforced the settlement term sheet on November 30, 2017. On February 22, 2018, the plaintiff filed his brief in support of the settlement as well as his request for attorneys’ fees and an incentive award. On June 14, 2018, the Court entered an Order and Final Judgment approving the settlement and awarding attorneys’ fees to the plaintiff. All obligations related to the Order and Final Judgment were satisfied in full by the Company in June 2018. In October 2018, the Company received $0.5 million from its insurance carrier for previous amounts paid by the Company in excess of its deductible. The amount is recorded as a litigation insurance recovery as of September 30, 2018 in the Company's condensed consolidated balance sheet.

On or about April 9, 2018, JGB filed a lawsuit in the U.S. District Court for the Southern District of New York (the "Court") captioned JGB (Cayman) Newton, Ltd. v. Sellas Life Sciences Group, Inc., et al., Case 1:18-cv-3095 (DLC) (the "JGB Action"). The complaint in the JGB Action asserted claims under state law and federal securities law against the Company, the Company's Chief Executive Officer, Angelos M. Stergiou, M.D., ScD h.c., and the Company's former Interim Chief Financial Officer, Aleksey N. Krylov. On or about May 2, 2018, JGB filed an amended complaint, adding as defendants Jane Wasman, Stephen Ghiglieri, David Scheinberg, M.D., Robert Van Nostrand and John Varian, each of whom is a member of the Company's Board of Directors. On May 18, 2018, the Company filed an answer to the amended complaint and filed seven counterclaims. On June 18, 2018, the Company filed a motion for judgment on the pleadings and a motion to dismiss the amended complaint. On July 6, 2018, JGB filed a motion for partial judgment on the pleadings and motion to dismiss all of the Company's counterclaims. On September 24, 2018, without any prior written notice, JGB unilaterally directed that all of the funds, approximately $8.5 million in cash, be removed from the restricted account, an amount in excess of the outstanding principal balance of the Senior Secured Debenture.

On October 23, 2018, the Court entered an Opinion and Order, granting, in full, the Company's motion to dismiss JGB's amended complaint and allowing four of the Company's counterclaims to proceed to trial. Following the October 23 Opinion and Order of the Court, the parties to the JGB Action entered into a settlement agreement on November 5, 2018. The settlement agreement provides, among other things, that JGB will make a one-time payment to the Company of $6.6 million, inclusive of the $1.6 million excess amount removed from the restricted account. The entire settlement amount was recorded as an other receivable as of September 30, 2018 in the condensed consolidated balance sheet as of September 30, 2018 and the amount was received in November 2018. The Company offset approximately $2.5 million of legal fees incurred during the three months ended September 30, 2018 previously recorded in general and administrative expense in the condensed consolidated statement of operations with proceeds from the settlement and $2.5 million legal fees incurred subsequent to September 30, 2018 recorded as an accrued liability in the condensed consolidated balance sheet. The Company recognized a gain on extinguishment of debt of $0.8 million that was previously accrued in long-term debt for an additional interest payable at maturity as the amount is no longer payable by the Company. The settlement agreement also provides for the termination of the Senior Secured Debenture and all ancillary agreements, including the security agreement covering the Company's assets as well as a release of all security interests in the collateral.

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

In the event of a "qualified offering," as defined in the securities purchase agreement, holders of the Series A Convertible Preferred (the "Series A Holders"), had the right to exchange their shares of Series A Convertible Preferred for the same securities sold in a qualified offering on a $1.00 for $1.00 basis based on the stated value of their shares of Series A Convertible Preferred under the most favored nation provision. On July 16, 2018, following consummation of the July 2018 Offering, which was deemed a qualified offering as described below and also in Note 2 above, the Series A Holders exchanged an aggregate of $7,871,186 of stated valued and accrued but unpaid dividends on their Series A Convertible Preferred for an aggregate of 3,748,184 shares of the Company’s common stock and warrants to purchase an aggregate of 3,748,184 shares of the Company’s common stock. Following such exchange there are no shares of Series A Convertible Preferred issued and outstanding. The warrants have an exercise price of $2.10 per share and a term of five years. The fair value of the common stock and warrants to purchase shares of common stock exceeded the carrying amount of the Series A Preferred by $8.7 million and that amount is recorded as a deemed dividend in the condensed consolidated statements of operations during the three and nine months ended September 30, 2018 as it represents a transfer of value from the common stockholders to the preferred investors. Since the Company does not have accumulated earnings, the deemed dividend is taken from additional paid-in capital. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the three and nine months ended September 30, 2018.

In addition, pursuant to the terms of the warrants, the exercise price of the warrants issued to the investors in March 2018 and May 2018 was adjusted to $2.10 per share from the original exercise price of $6.59 per share. The Company recognized the $0.5 million increase to the fair value of the warrant liability as a result of the adjusted stock price as a deemed dividend in the condensed consolidated statements of operations during the three and nine months ended September 30, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the three and nine months ended September 30, 2018.

The Series A Convertible Preferred generally had no voting rights. However, for so long as any shares of Series A Convertible Preferred were outstanding, the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred was required to: (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in the Certificate of Designation) senior to, or otherwise pari passu with, the Series A Convertible Preferred, (c) amend the Company's certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Convertible Preferred, (d) increase the number of authorized shares of Series A Convertible Preferred, or (e) enter into any agreement with respect to any of the foregoing.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Convertible Preferred were entitled to receive from the Company's assets the same amount they would have received on an as converted basis, disregarding any conversion limitations. Such amounts would have been paid on a pari passu basis with all holders of common stock.

The Company evaluated the Series A Convertible Preferred in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the Series A Convertible Preferred could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series A Convertible Preferred could have been converted immediately, the Company recognized a BCF of $2.0 million as a deemed dividend in the condensed consolidated statements of operations related to the first closing on March 9, 2018 and an additional BCF of $2.5 million as a deemed dividend related to the second closing on May 1, 2018. These one-time, non-cash charges impacted net loss attributable to common stockholders and loss per share for the nine months ended September 30, 2018.

Common Stock

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

During its evaluation of equity classification for the pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued in the July 2018 Offering, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Shares of common stock for future issuance are reserved for as follows (in thousands):

September 30, 2018
Warrants outstanding	19,224
Stock options outstanding	434
Options reserved for future issuance under the Company’s 2017 Equity Incentive Plan	381
Shares reserved for future issuance under the Employee Stock Purchase Plan	115
Restricted stock units	13
Total reserved for future issuance	20,167

10. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the nine months ended September 30, 2018 (in thousands):

Warrant Issuance	Outstanding, December 31, 2017	Granted	Exercised	Canceled/Expired	Outstanding, September 30, 2018	Expiration
July 2018 Offering	—	15,268	—	—	15,268	July 2023
Pre-funded July 2018 Offering	—	4,675	(2,525)	—	2,150	July 2023
Series A Convertible Preferred	—	1,384	—		1,384	September 2023
2017 Equilibria	316	—	—		316	December 2022
Galena February 2017	567	—	—	(535)	32	February 2022
Galena Other	80	—	—	(6)	74	January 2022
	963	21,327	(2,525)	(541)	19,224

Warrants to acquire shares of common stock consist of warrants that may be settled in cash, which are liability-classified warrants, and equity-classified warrants. During the nine months ended September 30, 2018, a total of 534,333 of the Galena February 2017 liability-classified warrants to purchase shares of common stock were canceled under various warrant exchange agreements. The Company issued 54,613 shares of its common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of its common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 412,667 shares of its common stock, as described in Note 7. The fair value of the common stock and promissory notes exchanged totaled $1.2 million, which exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the nine months ended September 30, 2018. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 118,644 shares of common stock.

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

As of September 30, 2018

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	1,384	$2.10	5.01	83.18%	2.94%
Galena February 2017	32	$33.00	3.38	85.39%	2.25%
Galena Other	74	$888.22	2.68	85.96%	2.32%

As of December 31, 2017
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Galena February 2017	567	$13.00	4.12	79.29%	2.09%
Galena Other	80	$28.40	3.19	74.05%	2.09%

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

The changes in fair value of the warrant liability for the nine months ended September 30, 2018 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2017	Fair value of warrants granted	Fair value of warrants canceled	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, September 30, 2018
Series A Convertible Preferred	$—	$5,039	$—	$491	$(4,558)	$972
Galena February 2017	1,305	—	(524)	—	(778)	3
Galena Other	4	—	—	—	(4)	—
	$1,309	$5,039	$(524)	$491	$(5,340)	$975

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

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the July 2018 offering are recorded in equity upon issuance as described in Note 9.

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

The number of shares reserved for issuance under the 2017 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date occurs and ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares reserved for issuance under the 2017 Equity Incentive Plan was automatically increased to approximately 805,000 on January 1, 2018. As of September 30, 2018, an aggregate of approximately 381,000 shares of common stock were reserved for future grants under the Company’s 2017 Equity Incentive Plan. There were no common stock options granted under the 2017 Equity Incentive Plan for the year ended December 31, 2017.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$21	$543	$55	$729
General and administrative	115	724	229	3,047
Total stock-based compensation	$136	$1,267	$284	$3,776

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the fair value of all its stock options granted during the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
Risk free interest rate	2.73%
Volatility	80.83%
Expected lives (years)	6.20
Expected dividend yield	—%

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2018 was $3.73. There were no stock options granted during the three months ended September 30, 2018 and the nine months ended September 30, 2017.

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

As of September 30, 2018, there was $1.2 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.46 years.

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2018:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2018	10	$1,240.55	1.00	$—
Granted	483	5.24		—
Canceled	(59)	5.24		$—
Outstanding at September 30, 2018	434	$34.17	9.26	$—
Options exercisable at September 30, 2018	43	$265.35	7.51	$—

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2018 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on September 30, 2018 of $1.22 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

RSUs with Time-Based and Performance-Based Conditions

The Company granted RSUs subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The initial vesting date for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: (a) change of control or (b) a qualified public offering. As of September 30, 2018 and December 31, 2017, there were approximately 13,000 RSUs outstanding with a weighted average grant date fair value of $52.94.

The Company recognizes compensation expense related to these RSUs when the liquidity event is deemed probable. As such, no compensation expense was recorded to date as the liquidity event is outside the Company’s control and not deemed probable until it occurs.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2018 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report, and our other public reports filed with the SEC.

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

Upon completion of the Merger, we changed our name from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.,” our financial statements became those of Private SELLAS and our common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018 and our financial statements became those of Private SELLAS.

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

Phase 2 clinical trials for GPS in two potential indications, acute myeloid leukemia, or AML, and malignant pleural mesothelioma, or MPM, are completed. We have planned Phase 3 clinical trials (pending funding availability) evaluating GPS as monotherapy for these two indications with AML being our priority. GPS is also in early clinical development as a potential treatment for multiple myeloma, or MM, and epithelial ovarian cancer. We also plan to study GPS in up to four additional indications: as a combination therapy in small cell lung cancer, colorectal cancer, triple-negative breast cancer, or TNBC; and, as a monotherapy in chronic myelogenous leukemia, or CML. We received Orphan Drug Product designations from the U.S. Food and Drug Administration, or FDA, as well as Orphan Medicinal Product designations from the European Medicines Agency, or EMA, for GPS for AML, MPM and MM, and Fast Track designation for AML, MPM, and MM from the FDA.

Our pipeline also includes the ongoing development programs of our predecessor company, including novel cancer immunotherapy programs for nelipepimut-S (NeuVaxTM or NPS; a vaccine against the E75 peptide derived from the human epidermal growth factor 2, or HER2, protein), GALE-301 (a vaccine against the E39 peptide derived from the folate binding protein, or FBP), GALE-302 (a vaccine against the J65 peptide derived from FBP) and GALE-401 (a controlled release version of the approved drug anagrelide). NPS is currently in multiple investigator-sponsored Phase 2 clinical trials in breast cancer.

On April 2, 2018, we announced that a pre-specified interim analysis of safety and efficacy, conducted by an independent Data Safety Monitoring Board, or DSMB, for the investigator sponsored Phase 2b NPS + trastuzumab study demonstrated a clinically meaningful difference in median disease-free survival, or DFS, in favor of the active arm, a primary endpoint of the study. The interim analysis further demonstrated a statistically significant and clinically meaningful improvement in DFS among a cohort of patients with triple negative breast cancer, or TNBC, associated with the NPS + trastuzumab combination. Patients in the TNBC cohort were defined as harboring tumors that were hormone receptor-negative and had low expression (IHC 1+/2+) of HER2. Based on these results, and the DSMB’s recommendation, we plan to expeditiously seek regulatory guidance by the FDA for further development of NPS + trastuzumab combination therapy in TNBC, a population of breast cancer patients with large unmet need. In June 2018, we announced that the sponsor-principal investigator of this study, after taking into account that key clinical development objectives were met as well as other regulatory considerations, and with our agreement, determined to terminate the study early. In addition, in late May 2018, we conducted two advisory meetings with global experts in regulatory affairs and breast cancer clinical development in order to determine the optimal path for further development of the NPS + trastuzumab combination in TNBC in a pivotal setting and for engagement with the FDA and EMA. Moreover, on October 22, 2018, we announced that the final analysis of data from the Phase 2b NPS + trastuzumab study for the TNBC cohort confirmed the previously reported positive data (from the interim analysis), and further strengthened the evidence for a statistically significant and clinically positive outcome with the combination. This data was presented at the European Society for Medical Oncology (ESMO) 2018 Annual Meeting. GALE-301 and GALE-302, our E39 folate binding peptide vaccine product candidates, have completed early stage trials in ovarian, endometrial and breast cancers. Both candidates have received Orphan Drug Product designation by the FDA.

Recent Developments

On July 16, 2018, we consummated an underwritten public offering of 6,845,000 shares of common stock, 4,675,000 pre-funded warrants exercisable for shares of common stock and accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. At closing, we received aggregate net proceeds from the offering of approximately $21.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Following the consummation of the underwritten public offering, pursuant to Section 4.17 of the March 2018 securities purchase agreement, on July 16, 2018, the holders of our Series A Convertible Preferred exchanged an aggregate of $7,871,186 of stated valued and accrued but unpaid dividends on their Series A Convertible Preferred for an aggregate of 3,748,184 shares of our common stock and warrants to purchase an aggregate of 3,748,184 shares of our common stock, and there are no longer any shares of Series A Convertible Preferred issued and outstanding. The warrants have an exercise price of $2.10 per share and a term of five years. In addition, pursuant to their terms, the exercise price of the warrants was adjusted to $2.10 per share from the original exercise price of $6.59 per share.

On November 5, 2018, we announced that we have agreed to a settlement with JGB (Cayman) Newton, Ltd., or JGB, regarding our counterclaims against JGB that were asserted in the litigation originally commenced by JGB. As part of the settlement, JGB paid us approximately $6.6 million in exchange for a full discharge of all counterclaims asserted by us against JGB in the litigation. We and JGB have also agreed to terminate the senior secured debenture agreement and all related agreements, with JGB releasing all of its interests in the collateral for the senior secured debenture. See Note 8 to the condensed consolidated financial statements for a description of the litigation and settlement agreement.

Components of Results of Operations

Research and Development

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses primarily include expenses incurred under agreements with contract research organizations, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials, manufacturing expenses, outsourced professional scientific development services, employee-related expenses, which include salaries, benefits and stock-based compensation, expenses relating to regulatory activities, including filing fees paid to regulatory agencies, laboratory materials and supplies used to support our research activities; and allocated expenses, utilities and other facility-related costs.

The successful development of our current and future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any current or future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including the number of clinical sites included in the trials, the length of time required to enroll suitable patients, the number of patients that ultimately participate in the trials, the number of doses patients receive, the duration of patient follow-up, the results of our clinical trials, the expenses associated with manufacturing, the receipt of marketing approvals, and the commercialization of current and future product candidates.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

(dollars in thousands)	Three Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$1,720	$1,068	$652
General and administrative	1,341	3,222	(1,881)
Total operating expenses and operating loss	(3,061)	(4,290)	(1,229)
Non-operating income (expense)	2,771	(102)	(2,873)
Loss before income taxes	(290)	(4,392)	(4,102)
Income tax expense	—	63	(63)
Net loss	$(290)	$(4,455)	$4,165

For the three months ended September 30, 2018, our net loss was $0.3 million compared to a net loss of $4.5 million for the three months ended September 30, 2017. The decrease of $4.2 million in net loss was primarily attributable to a decrease in operating loss of $1.2 million and an increase in non-operating income (expense) of $2.9 million.

(dollars in thousands)	Nine Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$5,116	$5,079	$37
General and administrative	10,130	9,350	780
Total operating expenses and operating loss	(15,246)	(14,429)	817
Non-operating income (expense)	1,062	(360)	(1,422)
Loss before income taxes	(14,184)	(14,789)	(605)
Income tax expense	163	180	(17)
Net loss	$(14,347)	$(14,969)	$(588)

For the nine months ended September 30, 2018, our net loss was $14.3 million compared with a net loss of $15.0 million for the nine months ended September 30, 2017. The decrease of $0.6 million in net loss was primarily attributable to an increase in non-operating income (expense) of $1.4 million partially offset by an increase in operating loss of $0.8 million.

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $1.7 million for the three months ended September 30, 2018 compared to $1.1 million for the three months ended September 30, 2017. The $0.7 million increase was primarily attributable to a $0.4 million increase in outsourced clinical and regulatory consulting and a $0.5 million increase in clinical expenses driven by startup costs incurred related to the Phase 1/2 basket trial of GPS in combination with pembrolizumab (Keytruda®) in multiple tumor types during the third quarter of 2018 and ongoing costs incurred related to the Phase 2b trial of NPS in combination with trastuzumab. In addition, licensing fees increased $0.3 million due to our expanded clinical portfolio as a result of the Merger. These increases were partially offset by a reduction of $0.5 million in stock-based compensation. We anticipate that our research and development expenses will increase in the remainder of 2018 as we continue to advance our product candidates into and through clinical trials.

Research and development expenses were $5.1 million for the nine months ended September 30, 2018 compared to $5.1 million for the nine months ended September 30, 2017. As compared to the prior period, research and development expenses experienced a $0.7 million increase in clinical and regulatory consulting and a $0.3 million increase in clinical expenses driven by driven by startup costs incurred related to the Phase 1/2 basket trial of GPS in combination with pembrolizumab (Keytruda®) in multiple tumor types during the third quarter of 2018 and ongoing costs incurred related to the Phase 2b trial of NPS in combination with trastuzumab. In addition, personnel related expenses during the period increased $0.3 million due to a one-time severance charge. These increases were partially offset by a $0.7 million decrease in stock-based compensation expense, a $0.3 million decrease in licensing fees due to the timing of milestone payments, and a $0.3 million decrease in manufacturing expenses. We anticipate that our research and development expenses will increase in the remainder of 2018 as we continue to advance our product candidates into and through clinical trials.

General and Administrative

General and administrative expenses were $1.3 million for the three months ended September 30, 2018 compared to $3.2 million for the three months ended September 30, 2017. The $1.9 million decrease was primarily driven by a $2.0 million decrease in legal fees, a $0.6 million decrease in stock-based compensation, and a $0.2 million decrease in accounting and audit fees. These decreases were partially offset by an increase of $0.4 million in personnel related expenses, a $0.3 million increase in insurance premiums, and a $0.2 million increase in other expenses. The reduction in legal fees during the three months ended September 30, 2018 was primarily attributable to the settlement of the JGB litigation in November 2018 as described in Note 8 to the condensed consolidated financial statements. We recorded legal fee reimbursements totaling $2.5 million through September 30, 2018 related to the settlement with JGB. In addition, we received reimbursement for legal fees of $0.5 million from our insurance carrier for previous amounts paid in excess of our deductible related to the Patel litigation described in Note 8 to the condensed consolidated financial statements. These amounts were recorded as a reduction of our general and administrative expenses for the three months ended September 30, 2018.

General and administrative expenses were $10.1 million for the nine months ended September 30, 2018 compared to $9.4 million for the nine months ended September 30, 2017. The $0.8 million increase was primarily driven by a $0.9 million increase in outside services and public company costs, a $0.9 million increase in insurance premiums, a $0.7 million increase in personnel related expenses, a $0.4 million increase in accounting and audit fees and $0.7 million in other expenses. These increases were partially offset by a $2.8 million decrease in stock-based compensation expense. Overall, general and administrative expenses increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as a result of an increase in accounting, consulting, and tax-related services associated with maintaining compliance with listing and SEC requirements, investor relations costs, and director and officer insurance premiums associated with being a public company.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and nine months ended September 30, 2018 and 2017, respectively, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Change in fair value of warrant liability	$2,241	$—	$2,241	$5,340	$—	$5,340
Change in fair value of the contingent consideration	(162)	—	(162)	(4,025)	—	(4,025)
Loss on settlement of liability-classified warrants	—	—	—	(727)	—	(727)
Gain on extinguishment of debt	766	—	766	766	—	766
Interest expense, net	(74)	(102)	28	(292)	(360)	68
Total non-operating income (expense), net	$2,771	$(102)	$2,873	$1,062	$(360)	$1,422

The increase in our net non-operating income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $2.2 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock and a $0.8 million gain on extinguishment of debt partially offset by a $0.2 million increase in the fair value of the contingent consideration liability. The increase in our net non-operating income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $5.3 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock and a $0.8 million gain on extinguishment of debt partially offset by a $4.0 million increase in the fair value of the contingent consideration liability. The decrease in the estimated fair value of our warrant liability was primarily due to the decrease in our common stock price. The change in the estimated fair value of the contingent consideration during the three and nine months ended September 30, 2018 reflects an adjusted probability and time line for the potential approval of NPS associated with the positive interim data from the prospective, randomized, single-blinded, controlled Phase 2b investigator-sponsored clinical trial of trastuzumab +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

The $0.8 million gain on extinguishment of debt relates to the settlement with JGB, the holder of our former senior secured debenture. As disclosed in the Overview and elsewhere in this quarterly report on Form 10-Q, we were involved in litigation with JGB regarding the senior secured debenture, and entered into a settlement agreement in November 2018. As a result of the settlement, the $0.8 million of additional interest that was due at maturity was forgiven. See Note 8 to the condensed consolidated financial statements for a description of the litigation and settlement agreement.

The $0.7 million loss on settlement of liability-classified warrants relates to warrants to acquire shares of common stock issued by Galena in February 2017 that were assumed in the Merger. During the nine months ended September 30, 2018, a total of 534,333 of the Galena February 2017 liability-classified warrants to acquire shares of common stock were canceled under various warrant exchange agreements. We issued 54,343 shares of our common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of our common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 412,667 shares of our common stock, as described in Note 7 to the condensed consolidated financial statements. The fair value of the consideration exchanged totaling $1.3 million exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the nine months ended September 30, 2018.

Interest expense, net for the three and nine months ended September 30, 2018 and 2017 primarily consists of interest expense incurred on our long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The change in fair value of warrant liability, change in fair value of contingent consideration, loss on settlement of liability-classified warrants, and gain on extinguishment of debt are all non-cash in nature.

Income Tax Expense

For the nine months ended September 30, 2018 and 2017, we recognized income tax expense of $0.2 million and for the three months ended September 30, 2017 we recognized $0.1 million of income tax expense. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements in the nine months ended September 30, 2018 and 2017. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of private placements and convertible notes.

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

In addition, in the first half of 2018, JGB redeemed $2.8 million of outstanding principal that was satisfied with 659,529 shares of our common stock and redeemed $0.6 million of outstanding principal, which we satisfied in cash. As a result of the redemptions, we transferred $1.8 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund our ongoing operations. Pursuant to the terms of the settlement agreement in the JGB Action, as described in Note 8 to the condensed consolidated financial statements, JGB made a one-time payment to the Company of $6.6 million in November 2018. We recorded the entire settlement amount as an other receivable as of September 30, 2018 in the condensed consolidated balance sheet as of September 30, 2018 and received the amount in November 2018.

As of September 30, 2018, we had an accumulated deficit of $68.5 million, cash and cash equivalents of $10.0 million, and restricted cash and cash equivalents of $0.1 million. We also received $6.6 million in November 2018 pursuant to the settlement agreement with JGB and $0.5 million in litigation insurance recovery in October 2018. In addition, we had accounts payable and accrued expenses and other current liabilities of $11.9 million and indebtedness of $0.1 million as of September 30, 2018. Our outstanding indebtedness consists of $0.1 million in promissory notes. These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our condensed consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash of $10.0 million as of September 30, 2018, including amounts received in October and November 2018, will enable us to fund our operating expenses and capital expenditure requirements through March 2019. We will require substantial additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. Alternatively, we will be required to scale back our plans and place certain activities on hold. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. However, our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. However, at this stage our management does not believe liquidation is imminent.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above, (ii) our ability to complete revenue-generating partnerships with pharmaceutical companies, (iii) the success of our research and development activities, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our proposed future products.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	(25,867)	(9,247)
Financing activities	23,199	5,654
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(2,668)	$(3,593)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $25.9 million during the nine months ended September 30, 2018 was primarily attributable to our net loss of $14.3 million. This amount was offset by various net non-cash charges of $0.4 million, which was comprised of $4.0 million increase in the fair value of our contingent consideration liability, $1.3 million increase in the fair value of common stock issued in connection with litigation settlements, and $0.7 million loss on settlement of liability-classified warrants, partially offset by a gain of $5.3 million from the decrease in the fair value of liability-classified warrants and a $0.8 million gain on extinguishment of debt. The net change in our operating assets and liabilities of $11.9 million is primarily attributable to an increase in other receivables of $6.6 million related to the settlement with JGB that was received in November 2018 and a decrease in our accounts payable and accrued expenses.

Net cash used in operating activities was $9.2 million for the nine months ended September 30, 2017, which was primarily attributable to our net loss of $15.0 million. This amount was offset by $3.8 million in non-cash stock-based compensation, $0.6 million on the loss on extinguishment of accounts payable satisfied with shares of common stock, and $0.3 million of services paid with shares of common stock.

Net Cash Flow from Financing Activities

We generated $23.2 million of net cash from financing activities for the nine months ended September 30, 2018, which was primarily attributable to $21.6 million in net proceeds from the sale of common stock and common stock warrants, $9.6 million in net proceeds from the sale of the Series A Convertible Preferred and warrants, partially offset by $7.5 million in principal payments on our previously outstanding Senior Secured Debenture. We generated $5.7 million of net cash from financing activities for the nine months ended September 30, 2017, which was primarily attributable to $6.0 million in net proceeds from the sale of shares of our common stock, partially offset by $0.3 million in principal payments on long-term debt.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases as of September 30, 2018.

Critical Accounting Policies and Estimates

In the 2017 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2017 that are not included in Note 3 of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018. Readers are encouraged to read the 2017 Annual Report in conjunction with this quarterly report.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2017 consolidated financial statements, we were informed by our independent registered public accounting firm that we had a material weakness in our internal control over financial reporting due to our lack of sufficient management and personnel with appropriate expertise in GAAP and SEC rules and regulations with respect to financial reporting during the year ended December 31, 2017. At that time, we had only one designated finance and accounting employee and relied primarily on consultants to provide many accounting, book-keeping, and administrative services. This reflects the fact that prior to the Merger, Private SELLAS was a small privately-held company, and that in connection with the Merger, Private SELLAS historical operations, and not that of the predecessor company, represent virtually the entirety of the combined business. In addition, following the Merger, which occurred on December 29, 2017, our accounting and financial systems, as well as personnel, were replaced by those of Private SELLAS,

In order to remedy these material weaknesses, during the nine months ended September 30, 2018, we hired three additional finance and accounting personnel, including a Chief Financial Officer, to build out our financial reporting team and further develop and document accounting policies and procedures. Additionally, during the first quarter of 2018, we engaged a consulting firm to assist us in evaluating the design of our internal control over financial reporting, including disclosure controls and procedures. Our goal is to remediate this material weakness as soon as practical as part of our plan to implement and mature our system of internal control over financial reporting. We expect to complete our remediation of the material weakness by December 31, 2018.

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Underwriting Agreement dated July 12, 2018 between the Registrant and Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc.	8-K	1.1	July 18, 2018
10.2	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
10.3	Form of Pre-funded Warrant	8-K	10.2	July 18, 2018
10.4	Form of Warrant issued in exchange of Series A Preferred Stock	8-K	10.3	July 18, 2018
10.5	Settlement Agreement between SELLAS Life Sciences Group, Inc. and individual named defendants, on the one hand, and JGB (Cayman) Newton, Ltd., JGB Collateral LLC, JGB Capital Offshore Ltd., JGB Partners L.P., and JGB Capital L.P., on the other hand, dated as of November 5, 2018.	8-K	10.1	November 9, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
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

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer

Date: November 14, 2018

By:	/s/ Gene Mack

Gene Mack
Chief Financial Officer

Date: November 14, 2018