Form 10-K
period 2018-12-31
SELLAS Life Sciences Group, Inc.
filed 2019-03-22
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-33958
SELLAS Life Sciences Group, Inc.
(Exact name of registrant as specified in its charter)
  ________________________________

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
15 West 38th Street, 10th Floor, New York, NY 10018
(Address of principal executive officers)
(917) 438-4353
(Registrant's telephone number, including area code)

Securities registered pursuant to Section (12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value per share	The Nasdaq Capital Market
Securities registered pursuant to Section (12(g) of the Exchange Act: None
  ________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $14,425,577 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 21, 2019, SELLAS Life Sciences Group, Inc. had outstanding 23,176,475 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections entitled "Business - Overview - Recent Developments," “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report on Form 10-K, which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-K - Annual Report
For the Year Ended December 31, 2018

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel cancer immunotherapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S and nelipepimut-S.

Galinpepimut-S, or GPS

Our lead product candidate, galinpepimut-S, or GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, or MSK, that targets the Wilms tumor 1, or WT1, protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

In November 2018, following discussions with the U.S. Food and Drug Administration, or FDA, regarding a clinical trial design and biostatistical plan, we commenced preparations for a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. This trial is expected to serve as the basis for a Biologics License Application, or BLA, submission, subject to positive results. We are currently ready to start this Phase 3 trial, pending receipt of funding. The study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths).

In December 2018, we initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). We plan to enroll approximately 90 patients at up to 20 centers in the United States. The initial tumor types to be treated will be AML (in patients having achieved partial response as their best hematological response after four cycles of therapy with hypomethylating agents), and ovarian cancer (second or third line), to be followed by triple negative breast cancer, or TNBC, (second line), small cell lung cancer, or SCLC, (second line), and colorectal cancer (third or fourth line).

GPS was granted Orphan Drug Product Designations from the FDA as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor, or HER2, expressing cancers. Data presented in 2018 from our Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER1/2+ breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS, rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. In October 2018, the Data Safety Monitoring Board, or DSMB, unanimously concluded that the final analysis of the Phase 2b study data, with a median follow-up of 26 months, confirmed that TNBC patients should be the key target population for the development of trastuzumab plus NPS in the adjuvant setting in early-stage HER2 1+/2+ breast cancer patients. We are having ongoing discussions with the FDA in the first half of 2019 to define an optimal path for further development of the combination of NPS plus trastuzumab in TNBC and expect to complete these discussions the first half of 2019.

FBP-targeting bivalent vaccine (GALE-301/-302)

GALE-301 and GALE 302 are cancer immunotherapies that target the E39 peptide derived from the folate binding protein, or FBP. In a Phase 1/2a investigator sponsored trial, or IST, assessing GALE-301 in ovarian and endometrial cancers, we observed improvement in the 24-month DFS rate, in a small number of patients treated with the optimal dose. We are evaluating GALE-301/302 for potential internal development in a Phase 2 setting for ovarian cancer, strategic partnership, or other type of candidate rationalization.

The chart below summarizes the current status of our clinical development pipeline:

PROGRAM	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
Galinpepimut-S – Multiple Indications				
Acute Myeloid Leukemia	Protocol reviewed by FDA; 100 sites pre-screened			Phase 3 **PLANNED***
Combo w/pembrolizumab	Phase 2a “Basket” study in 5 indications **INITIATED**			
Malignant Plural Mesothelioma	Phase 2 **COMPLETED**			
Multiple Myeloma	Phase 2 **COMPLETED**			
Ovarian (combo w/nivolumab)	Phase 1/2 Study **COMPLETED**			
Nelipepimut-S – Breast Cancer Development Programs				
Combo w/ Trastuzumab (HER2 1+/2+)	Phase 2b Study **COMPLETED**			
GALE 301/302 – Folate Binding Protein				
Ovarian	Phase 1/2 Study **COMPLETED**			

* Pending Funding

Recent Developments

In February 2019, we engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives to further our business plan, with the ultimate objective being an outcome that is in the best interest of shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment/financing or a funded collaboration or partnership. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the engagement.

On March 6, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with one of the holders of our warrants issued in July 2018. Pursuant to the Exercise Agreement, such holder agreed that it would cash exercise up to 3,800,000 of its warrants issued in July 2018 into shares of common stock at a reduced exercise price of $1.10 per share for any warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3,800,000 shares of common stock at an exercise price of $1.40 per share, or New Warrants, to be issued on a share-for-share basis in an amount equal to the number of the warrants that are cash exercised by the holder by May 31, 2019. To date, the holder has exercised approximately 1.2 million warrants for gross proceeds of $1.3 million and approximately 1.2 million New Warrants were issued. We may receive aggregate gross proceeds of up to approximately $4.2 million from the cash exercise if all of the warrants under the Exercise Agreement are exercised.

Merger of SELLAS Life Sciences Group Ltd. and Galena Biopharma, Inc.

On December 29, 2017, we completed the business combination with the privately held Bermuda exempted company, Sellas Life Sciences Group Ltd., or Private SELLAS, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017, or the Merger Agreement, among SELLAS Life Sciences Group, Inc., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. We refer to this business combination throughout this annual report on Form 10-K as the Merger. Immediately after the Merger the former Private SELLAS shareholders owned approximately 67.5% of our fully diluted common stock, and the pre-Merger shareholders owned the remaining approximately 32.5%.

As a result of the Merger, our business is now substantially comprised of the business of Private SELLAS, and although we are considered the legal acquiror of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired our company in the Merger. Consequently, the Merger is accounted for as a reverse acquisition. Upon completion of the Merger, we changed our name from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.,” our common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018 and our financial statements became those of Private SELLAS.

As used in this annual report on Form 10-K, the words “we,” “us,” “our,” the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following completion of the Merger.

The Cancer Immunotherapy Industry

Overview

Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy, targeted therapy and immunotherapy. Cancer immunotherapy is an approach to cancer treatment that harnesses the body’s natural immune system response to fight and/or prevent tumor growth while keeping normal cells unaffected or delivering certain immune system components in order to inhibit the spread of cancer. In recent years, cancer immunotherapy drugs have emerged as a new mode of cancer treatment, alongside more established options such as surgery, chemotherapy, targeted therapy and radiation therapy.

Either as monotherapy or in combination therapies, immunotherapies may produce long-term remissions or even operational “cures” for cancers that have often been fatal until recently. A July 2016 report by Kelly Scientific Publications estimates that immunotherapies may eventually be used in as many as 60% of cases of advanced cancer. Additionally, a recent Allied Market Research report on the estimated entire market value of oncology drugs in 2020 suggests that cancer immunotherapies could represent up to 71% of that total value. Thus, cancer immunotherapy is an important and rapidly emerging field, which has led to exciting new clinical research studies and garnered the attention of investors, biotechnology and pharmaceutical companies, regulatory agencies, payors and hospital systems, cancer patients and their families and the general public at large.

Market

According to the 2018 “Global Oncology Trends” report by the IQVIA Institute, the global market for cancer drugs (including immunotherapy drugs) is expected to reach $200 billion by the end of 2022, growing at a compound annual growth rate, or CAGR of 10-13% between 2017 and 2022. According to a 2018 report by Data Bridge Market Research (Pune, India), MarketsandMarkets, the global cancer immunotherapy market is expected to reach $202.89 billion by 2025, growing at a CAGR of 14.1% during the forecast period of 2018 to 2025. Approximately 90% of the immunotherapy market is comprised of immune synapse modulators (which includes checkpoint inhibitors and immune synapse co-stimulators), which leaves approximately 10% for other major immunotherapies, which include peptide cancer active immunizers such as our product candidates, GPS and NPS.

Products/Pipeline

Galinpepimut-S (GPS)

Overview

GPS is a WT1-targeting peptide-based cancer immunotherapeutic being developed as a monotherapy and in combination with other therapeutic agents to treat different types of cancers that result from uninhibited tumor cell growth. GPS targets malignancies and tumors characterized by an overexpression of the WT1 protein. The WT1 protein is one of the most widely expressed cancer proteins in multiple malignancies. A 2009 pilot project regarding the prioritization of cancer antigens (substances that evoke an immune response) conducted by the National Cancer Institute, or NCI, a division of the National Institutes of Health, or NIH, ranked the WT1 protein as a top priority for immunotherapy.

WT1 is a protein that resides in the cell’s nucleus and participates in the process of cancer formation and progression. As such, it is classified as an “oncogene.” WT1 plays a key role in the development of the kidneys in fetal life, but then almost disappears from normal organs and tissues. In a wide variety of cancers (20 or more cancer types), WT1 becomes detectable again in at least 50% of tumor pathology specimens in the cells of these cancers. WT1 appears in large amounts (i.e., becomes “overexpressed”) in numerous hematological malignancies, including AML, MM and CML, as well as in many solid malignancies such as MPM, gastrointestinal cancers (such as colorectal cancer), glioblastoma multiforme, TNBC, ovarian cancer and SCLC.

The following figure shows the ratio of samples testing positive for WT1 to those testing negative for WT1 in a number of different malignancies.

WT1 EXPRESSION FREQUENCY ACROSS VARIOUS CANCERS
(Positive samples / Total samples)

Mechanism of Action in Immune System

GPS is a multi-peptide product that has been modified to enhance the degree and duration of the immune response against the WT1 protein. The modification is based on the fact that two of the four peptides in the peptide mixture comprising GPS are deliberately mutated in a single amino acid residue. These mutated peptides are recognized by the immune system as non-self-entities and are therefore less likely to induce immune tolerance. After administration of these mutated peptides, the patients become immunized against the corresponding native versions of these peptides (which are expressed by the tumor cells), and thus, are able to cross-react against them, which concept is called the heteroclitic principle.

We believe that GPS has a mechanism of action that involves direct activation of the patient’s immune system specifically and solely against the WT1 protein. Although the immune system is designed to identify foreign or abnormal proteins expressed on tumor cells, this process is often defective in cancer patients. Typically, patients harboring WT1-positive malignancies have very few or no T cells specifically reactive or responsive to, and therefore activated by, WT1. T cells are involved in both sensing and killing abnormal cells, in addition to coordinating the activation of other cells in an immune response. T cells can be classified into two major subsets, CD4 cells and CD8 cells. CD8 cells are characterized by a CD8 protein on their cell surface that allow them to recognize, bind and kill cells infected by cancer cells. CD4 cells, known as helper T cells, are critical to providing the signals necessary for sustained CD8 cell responses and are also capable of exerting direct anti-tumor activity. GPS is designed to elicit both CD4 and CD8 cell immune responses. We believe that the activation of CD8 cells by GPS could lead to direct cancer cell killing, or cytotoxicity, and the eventual establishment of immunologic memory against a WT1-expressing cancer. This occurs by two mechanisms: (i) conversion of some of the activated CD8 cells to CD8 memory cells, and (ii) activation of CD4 cells and the eventual creation of CD4 terminal effective memory cells.

We believe that, with respect to the conversion of activated CD8 cells, the GPS stimulated CD8 cells transform into cytotoxic T-lymphocytes, or CTLs, which are expected to be able to attack and destroy specifically WT1-positive cancer cells. Each CTL typically destroys one WT1-positive cancer cell, but they have been shown to be able to kill up to 10 to 20 WT1-positive cancer cells. Further, with respect to the activation of CD4 cells, we believe that CD4 cells are stimulated to produce WT1-specific, helper T cells, which are able to in turn activate CTLs and B cells. The B-cells “helped” by the helper T cells produce antibodies to specific WT1 epitopes. The anti-cancer effect is considered to be a result of a combination of all of the above actions, as well as possible additional, less clear mechanisms involving other immune cell types (e.g., natural killer cells) that are not as widely understood.

The following diagram illustrate GPS’ mechanism of action:

GPS cannot be administered to patients in a water-soluble form, and so it is given under the skin, or subcutaneously. If administered on its own, GPS would rapidly degrade and would not have the opportunity to activate the immune system. Therefore, GPS is mixed with Montanide™, a commercially available, non-specific immune adjuvant composed of a natural metabolizable oil and a very refined emulsifier, creating a dense emulsion. Montanide is co-administered with GPS by subcutaneous injection to optimally activate cellular and humoral immune responses in vaccinated patients. Additionally, prior to the administration of GPS, patients receive another immune adjuvant, granulocyte-macrophage colony-stimulating factor, or GM-CSF, to non-specifically stimulate and activate antigen-presenting cells, or APCs, in the vicinity of the subcutaneous injection of GPS.

After subcutaneous injection, the WT1 peptides within GPS disperse locally underneath the injection site and at local lymph nodes and are ingested by APCs. Digested peptide fragments are then presented on the surface of APCs to CD8 and CD4 lymphocytes while simultaneously associated on the cell membrane with major histocompatibility complexes, or MHC, human leukocyte antigen, or HLA molecules. This process activates the CD4 and CD8 cells and sensitizes them to the key 25 epitopes of WT1, thus initiating the process of short- and long-term T-cell-mediated immunity against WT1.

Key Features

The following table summarizes the key features of GPS:

Key features of an Optimal Cancer Active Immunizer Therapeutic	GPS Properties and Clinical Strategy
Selecting the right target antigen and epitopes within that antigen
Four peptides and 25 epitopes selected optimally with the objective of ensuring:

- optimal MHC complex presentation;

- specificity across different HLA types;

- production of both CD4 and CD8 activated cells; and

- the ability to apply the heteroclitic principle, as described above, to overcome tolerance.

Optimal T-cell engagement leading to cancer cell destruction
Immune response data from the final analysis of the Phase I clinical study of GPS in MM in 12 evaluable patients that were presented at the 44th Annual Meeting of the European Society for Blood and Marrow Transplantation, or EBMT, in 2018 (Dr. Kohne et al.) showed 75% frequency of either CD8+ or CD4+ responses to an all-pool mixture of WT1-derived antigens after completion of the 12 vaccinations per the study protocol. This evidence of multi-epitope, broad cross-reactivity along the full-length of the WT1 protein is suggestive of epitope spreading, as it emerged across epitopes against which the patients were not specifically immunized. These data corroborate the results of an earlier analysis in mid-2017 and strongly suggest stimulation of T cells towards intracellular antigen fragments from GPS-induced destruction of tumor cells, which effect is a hallmark of an effective vaccine, e.g., that it is targeting the right epitopes chosen by design.

Overcoming the barriers of an adverse/immunosuppressive tumor micro-environment, or TME
The GPS monotherapy clinical studies are in the setting of complete remission, or CRem, and minimal residual disease, or MRD, whereby no bulky or measurable tumor deposits exist. This is typically seen after successful frontline therapy in select cancer types for which such debulking standard therapies exist (e.g., AML or MPM). In these settings, the tumor micro-environment, or TME, is substantially absent. We are also pursuing combination therapy with checkpoint inhibitors in tumor settings whereby measurable disease exists, as contemporaneous checkpoint inhibition would abrogate the immunosuppressive effects of the TME.

Overcoming or mitigating immune tolerance
Heteroclitic peptides are those in which mutations have been deliberately introduced in the amino acid sequence. The use of heteroclitic peptide in an active immunizer, such as GPS, increases immunogenicity without changes in the antigenicity profile, as well as strengthens MHC binding of the peptide to produce cytotoxic CD8 cells that continue to recognize the corresponding native peptide sequence. This is believed to be a key factor differentiating GPS from essentially all previously developed peptide vaccines, and applies a highly innovative technology platform, peptide heteroclicity, in a clinical late-stage cancer immunotherapeutic candidate product.

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

Potential Key Differentiators

GPS’ potential key differentiators as compared to other active immunization or vaccine-type approaches, as well as compared to immunotherapy approaches more generally, are as follows:

•	heteroclitic peptides may offer increased immune response and less potential for tolerance;

•	multivalent oligopeptide mixture potentially drives differentiated immunotherapeutic efficacy, targeting 25 key epitopes of WT1;

•	potentially applicable to 20 or more cancer types worldwide and the vast majority of HLA types;

•	CRem or MRD status (after initial tumor debulking with preceding standard therapy) is the preferred setting for GPS monotherapy;

•	not directly competitive with current clinical standard of care therapies, but rather believed to complement them in the maintenance setting;

•	potential for combination approaches with other cancer immunotherapies, due to tolerable adverse event profile;

•	anticipated cost-effective manufacturing; allogeneic, “off-the-shelf,” vialed subcutaneously administered drug that is not patient-specific; and

•	positive Phase 2 clinical data on effectiveness (based on overall survival, or OS, in AML and progression-free survival, or PFS, in MM) with good tolerability and a favorable safety profile.

Development Program for GPS

GPS has the potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. We are currently exploring the potential role for GPS in both monotherapy and combination therapy environments:

•	GPS monotherapy: Phase 2 clinical trials of GPS as monotherapy for AML, MPM and MM have been completed and we are planning (pending funding availability) a Phase 3 registrational trial in AML.

•
GPS combination therapy: A Phase 1/2a clinical trial of GPS in combination with nivolumab (Opdivo®) for ovarian cancer has been completed. The clinical trial was independently sponsored by MSK. In December 2018, we initiated a Phase 1/2 multi-arm ("basket" type) clinical trial of GPS in combination with the anti-PD-1 therapy Keytruda (pembrolizumab) in collaboration with a Merck & Co., Inc., Kenilworth, N.J., U.S. subsidiary (known as MSD outside the United States and Canada), or Merck. The purpose of the basket trial is to determine if the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect.

Targeted Indications

GPS Monotherapy for Acute Myeloid Leukemia (AML)

Current AML Treatment Therapies

AML is an aggressive and highly lethal blood cancer characterized by the rapid growth of abnormal white blood cells that build up in the bone marrow and interfere with the production of normal blood cells. Its symptoms include fatigue, shortness of breath, bruising and bleeding, and increased risk of infection. The cause of AML is unknown, and the disease is typically fatal within weeks or months if untreated. AML most commonly affects adults, and its incidence increases with age. Until recently, the overall treatment landscape for AML had remained static for decades, as numerous targeted and antiproliferative agents were unsuccessful in according meaningful long-term clinical benefits, including increments in survival. Standard treatments included chemotherapy as well as hypomethylating agents, or HMAs, while select patients could have also undergone a hematopoietic, or blood-forming, stem cell transplant, or allo-HSCT. Recently approved agents that target mutations of the isocitrate dehydrogenase, or IDH, type-1 and -2 proteins and the FMS-like tyrosine-protein kinase, or FLT3, proteins, as well as the novel fixed-combination of chemotherapy Vyxeos and the CD33-targeting antibody-drug conjugate gemtuzumab ozogamicin, as well as the B-cell lymphoma 2 (bcl-2) inhibitor venetoclax, have led to modest incremental improved patient outcomes. Nonetheless, the goal of upfront therapy for AML is to achieve a state of CRem. CRem is defined per consensus criteria by the European Leukemia Net, whereby the hematologic and clinical features of the disease are no longer detected. Other than a successful completion of an allo-HSCT in AML, we are not aware of any therapies that have shown any meaningful long-term benefit after patients achieve a CRem status. Without allo-HSCT, once the disease relapses, second-line therapies can be given, but these have shown very limited positive clinical impact to date and their benefit is transitory; eventually AML patients who do not undergo an allo-HSCT generally succumb to AML or complications associated with it.

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
the almost universal expression of WT1 in leukemic blasts, which are AML’s malignant cells, as well as leukemic stem cells, or LSCs, cells that are or become extremely resistant to standard chemotherapy or targeted agent approaches and which can be realistically eradicated only with immunotherapy methods (including allo-HSCT). LSCs have been shown to be susceptible to targeting by cytotoxic T cells (CD8 and CD4 cells) stimulated against leukemia-associated antigens and we predicted this would be the case for GPS;

•	the fact that WT1 has been associated with the actual development of leukemia;

•	the positive correlation between the level of expression of WT1 and the prognosis in AML;

•	the fact that the level of expression of WT1 can be followed over time in patients during and after therapy, including immunotherapy, as a method of monitoring for MRD;

•	early evidence from mouse models that vaccination with peptides against select WT1 antigenic epitopes leads to detection of immune response;

•	early evidence that human immunocytes sensitized ex-vivo to peptides contained in GPS were able to recognize naturally presented WT1 peptides on the surface of several leukemia cell lines;

•
early anecdotal (at the time) clinical data showing antileukemic activity of WT1 monovalent vaccines in the Japanese population (albeit restricted to HLA-A*2401 type), as well as a dendritic cell vaccine in the Netherlands (independent of HLA haplotype);

•
a predictive assumption of very low to negligible degree of clinical toxicity with a WT1-targeted immunotherapy such as GPS, due to the fact that WT1 in normal, non-cancerous, tissues is both expressed at extremely low levels and limited in number of organs and tissues, but also due to the fact that WT1 fragments, or peptide epitopes, in normal cells are presented to host APCs in a different manner than are WT1 fragments produced in cancer cells; of note, WT1 expression in normal tissues of adults is limited to the podocyte layer of the glomerulus (kidney), Sertoli cells (testis), granulosa cells (ovary), decidual cells (uterus), mesothelial cells (peritoneum, pleura), mammary duct and lobule (breast), and blood-forming (hematopoietic) progenitor cells (CD34+ cells in the bone marrow); and

•
the advent of modern immunotherapeutics in cancer and the promise of an innovative, off-the-shelf immunotherapy for AML, a disease that has historically been associated with dearth of deep and sustained responses to checkpoint inhibitors.

GPS has been granted Fast Track and Orphan Drug designations by the FDA for the treatment of AML.

AML Clinical Data

In an initial pilot clinical trial in AML, a total of nine adult patients of all ages with de novo AML were treated with upfront standard chemotherapy and were able to achieve their first complete remission, or CRem1. Administration of GPS resulted in a median OS that was at least 35 months from the time of GPS administration. In this study, specifically for patients who were 60 years and older (n=5), median OS was at least 33 months from the time of GPS administration or approximately 43 months from the time of initial AML diagnosis. The mean time of follow-up was 30 months from the time of diagnosis at the time of this analysis for all patients. Of the eight patients tested for immunologic response, seven, or 87.5%, demonstrated a WT1-specific immune response.

In a subsequent Phase 2 clinical trial in AML, a total of 22 adult patients of all ages with de novo AML were treated with upfront standard chemotherapy and were able to achieve CRem1. Most patients also received one to four cycles of “consolidation” chemotherapy per standard AML treatment guidelines. GPS was then administered within three months from the completion of the consolidation chemotherapy regimen in up to 12 total doses: six initial doses (priming immunization) followed by six additional “booster” immunizations over a total period of up to 15 months to qualifying patients (i.e., patients who were clinically stable and did not show disease recurrence after the first six injections). This Phase 2 clinical trial met its primary endpoint of an actual OS rate of at least 34%, measured three years into the clinical trial (i.e., percentage of patients alive after three years of follow-up). An actual OS rate of 47.4% was demonstrated at three years post-GPS treatment, exceeding historical published data of OS of 20% to 25% by 2.4- to 1.9-fold (or 240% to 190%), respectively.

GPS administration was also shown to improve OS in comparison to historical data in patients in CRem1. Administration of GPS resulted in a median OS that was poised to exceed 67.6 months from the time of initial AML diagnosis in patients of all ages, which represents a substantial improvement compared to best standard therapy. Only five of the 22 patients underwent allo-HSCT and an ad hoc statistical analysis failed to show a significant effect of the transplant upon OS (either in median survival times or survival rates at specific landmark time-points). In this study, the patients’ median age was 64 years old. The most frequent toxicities were mild to moderate local skin reactions and inflammation, as well as fatigue, which were self-limited and responded to local supportive measures and analgesics. None of the patients developed significant serious or high grade systemic adverse reactions (including anaphylaxis) attributable to GPS. GPS elicited WT1-specific immune responses in 88% of patients, including CD4 and CD8 T-cell responses. Further, the heteroclitic principle was confirmed, in that immune responses were seen against the native version of the two mutated WT1 peptides within the GPS mixture. The results showed a trend in improved clinical outcomes in patients who mounted an immune response with GPS compared to those patients who did not. Importantly, a preplanned subgroup analysis for the cohort of 13 patients within the clinical trial who were 60 years of age or older demonstrated a median OS of 35.3 months from time of initial diagnosis. Comparable historical populations have a median OS ranging from 9.5 to 15.8 months from initial diagnosis, which represents a 2.25 to 3.75-fold improvement in OS associated with GPS therapy in the CR1 maintenance setting as contrasted to these historical cohorts of broadly comparable patients.

An additional Phase 2 clinical trial of GPS was performed at the H. Lee Moffitt Cancer Center & Research Institute, or Moffitt. This Phase 2 trial included 10 AML patients who had received first-line therapy for their disease, who then experienced relapse and were subsequently treated with second-line chemotherapy and achieved a CRem2. This group of patients had a more advanced disease in comparison to those treated in the Phase 2 clinical trial discussed above, and typically demonstrated a historical OS of less than ~8 months, even with post-CRem2 allo-HSCT. In the Moffitt trial, the efficacy of GPS (measured as median OS from the time of administration of a maintenance therapy to immediately after achievement of CRem2) was compared with that of “watchful waiting” in a cohort of 15 contemporaneously treated (but not matched by randomization) broadly comparable patients treated by the same clinical team at Moffitt. GPS administration resulted in a median OS of 16.3 months (495 days) compared to 5.4 months (165 days) from the time of achievement of CRem2. This was a statistically significant difference (P=0.0175). Two of 14 AML patients demonstrated relapse-free survival of more than one year. Both such patients were in CRem2 at time of GPS administration, with duration of their remission exceeding duration of their CRem1, strongly suggesting a potential benefit based on immune response mechanisms. GPS was well-tolerated in this clinical trial.

AML Planned Phase 3 Clinical Trial

We are planning a Phase 3 registrational study for GPS in AML pending funding availability. This study is planned to be a 1:1 randomized, open-label study comparing GPS in the maintenance setting to investigators’ choice of best available treatment, or BAT, in adult AML adult patients (age >18 yrs) who have achieved their second hematologic (morphological) complete remission, with or without thrombocytopenia (CRem2/CRem2p; with “p” designating platelets), after second-line antileukemic therapy and who are deemed ineligible for or unable to undergo allo-HSCT. This study will serve as the basis for a biologics license application, or BLA, submission, subject to positive results.

The Phase 3 study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe. The primary endpoint is OS and secondary endpoints include leukemia-free survival, antigen-specific T-cell immune response dynamics over time and rates of achievement of MRD negativity. The study will have a planned interim safety and futility analysis after 80 events (deaths). The key features and schema of this study are shown in the following graphic:

GPS IN AML IN CR2/CR2p PIVOTAL PHASE 3 STUDY

PROPOSED SCHEMA

- **AML in CRem2/CRem2p post-SLT***
  (but with adequate WBC counts)
- **N = 116**
- **Ineligible/unable to undergo Allo-SCT**
- **~30-40 centers (50:50 US/EU)**
- **Open label**
- **Stratification axes**
  - cytogenetics risk category at initial diagnosis (poor vs all other vs unknown)
  - Duration of CRem1 (≤12/>12 months)

R

1:1

- **Galinpepimut-S**
- **Montanide (500 µl/dose)**
- **GM-CSF (70 µg/dose; d-2 & d0)**

Schedule of Administration

0 2 4 6 8 10 14 18 22 26 30 34 40 46 52 weeks

- **Best Available Therapy (BAT)**
- **Clinician's choice:**
  - **Observation; Venetoclax; HMAs; Low-dose Ara-C**

Primary Endpoint: Overall Survival

Secondary Endpoints:

- Leukemia-free survival (LFS)
- WT1-specific T-cell (CD8/CD4) immunoresponse
- MRD by multigene array
- Bone marrow biopsy for AML clonal evolution studies and tumor microenvironment (TME) inflammasome molecular 'signatures'

KEY STUDY FEATURES

- Total treatment phase duration = 1 yr (including up to 9 booster vaccinations) – total # of GPS administrations = 15
- Study Duration: up to 1.75 yrs (for non-progressors)
- End of Study: 9 months after completion of up to 1 yr of therapy (for non-progressor patients)
- OS and PFS will be assessed every month during the off-treatment follow-up period

*Excluding agents that should be continued in the maintenance setting after achievement of CRem2 with usage of 2L regimens containing such agents (e.g. FLT3 inh); SLT: second line antileukemic therapy; CRem2p: CRem 2 with incomplete platelet recovery, i.e., platelet count of $<100 \times 10^9$/L.

GPS Monotherapy in Other Indications

Malignant Pleural Mesothelioma (MPM)

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

A randomized, double-blind, placebo-controlled Phase 2 clinical trial in MPM patients enrolled a total of 41 patients at MSK and M.D. Anderson Cancer Center. Data from this Phase 2 clinical trial was presented in 2016. Based on an initial analysis of 40 patients who were eligible at the time with a median follow-up of 16.3 months, a median OS of 24.8 months was seen for GPS-treated MPM patients, compared to a median OS of 16.6 months for patients in the control arm. For patients with a basic reproductive ratio tumor resection and subsequent treatment with GPS, a significant survival benefit was observed compared to those who received a placebo, with a median OS of 39.3 months compared to 24.8 months (HR: 0.415) in favor of GPS. In a subsequent analysis for the entire cohort (n=41) in August 2016, with a median follow-up of 17.2 months, a median OS of 22.8 months was observed for GPS-treated MPM patients, compared to a median OS of 18.3 months for patients in the control arm. In the datasets from both of these analyses, GPS was shown to induce WT1-specific CD8 and CD4 T-cell activation. There were no clinically significant severe adverse events in this study.

Multiple Myeloma (MM)

MM is a cancer formed by malignant plasma cells, and its cause is unknown. The overgrowth of plasma cells in the bone marrow crowds out normal blood-forming cells, causing low blood counts and anemia (a shortage of red blood cells). MM can also cause a shortage of platelets (cells responsible for normal blood clotting) and lead to increased bleeding and bruising, along with problems fighting infections due to low white cell counts and/or lower levels of infection-fighting antibodies. MM causes a host of organ problems and symptoms, including fatigue, bone pain, fractures, circulatory problems (in small vessels of the brain, eye retina, heart, bowel, etc.) and kidney failure. Treatment for MM includes chemotherapy, glucocorticoids, drugs that modulate the immune system (immunomodulatory drugs, or IMiDs), radiation and autologous stem cell transplants, or ASCTs. The prognosis in MM is highly variable and depends on numerous risk factors, some related to the biology of the disease, others to the host (e.g., age and functional status). Consequently, median survival can vary from up to at least 15 years in non-high-risk patients who achieve CRems, as defined by the International Myeloma Working Group, or IMWG, criteria, to approximately three years (from time of initial treatment) in patients with MM who achieve less than partial response, or PR, after ASCT. There are patients with MM who fare even more poorly than described above. For example, those in the immediately aforementioned group who also have high-risk cytogenetics at baseline may survive on average less than three years. Similarly, patients who are ineligible for ASCT and are managed only with chemotherapy and long-term IMiD maintenance (with up to nine cycles of lenalidomide) who also achieve less than CRems and remain MRD-positive demonstrate a three-year OS rate of only about 55%; these landmark three-year OS rates decrease by approximately 40 to 50% in patients who also have high-risk cytogenetics at baseline. Despite significant therapeutic advances in the management of MM, the prognosis of patients with high-risk cytogenetics at the time of diagnosis remains quite poor, even when they successfully complete an ASCT, particularly if such patients continue to have evidence of MRD.

We have reported comprehensive final data from a Phase 2 study for GPS in 19 patients with MM. All non-progression events were confirmed and remained ongoing as of the time of the latest presentation (median follow-up at 20 months for survivors). The data indicate promising clinical activity among MM patients with high-risk cytogenetics at initial diagnosis who also remain MRD(+) after successful frontline therapy (induction regimen followed by ASCT). This subgroup of MM patients, when serially assessed per IMWG criteria, typically relapse/progress within 12 to 14 months after ASCT, even when they receive maintenance therapy with IMiDs such as thalidomide or proteasome inhibitors such as bortezomib. Of note, 18 of the 19 patients received lenalidomide maintenance starting after the first three GPS administrations following ASCT; the remaining single patient received bortezomib under the same schedule. All patients had evidence of at least MRD after ASCT, while 15 of the 19 also had high-risk cytogenetics at diagnosis. Combined, these characteristics typically result in low PFS rates that do not exceed 12 to 14 months following ASCT, even while on maintenance therapy with IMiDs or proteasome inhibitors, which are the current standards of care. As of June 2017, median PFS with GPS was 23.6 months, while median OS had not been reached. Our results compare favorably with an unmatched cohort of broadly comparable MM patients with high-risk cytogenetics published by the Spanish PETHEMA group from the PETHEMA Network No. 2005-001110-41 trial. Our GPS therapy demonstrated a 1.87-fold increase in median PFS, as well as a 1.34-fold increase in the PFS rate at 18 months compared to the aforementioned historical cohort, which included MM patients with high-risk cytogenetics and MRD(+) post-ASCT and on continuous intensive maintenance with thalidomide +/- bortezomib. The safety profile was devoid of grade 3/4/5 treatment-related adverse events. Immune response data showed that up to 91% of patients had successfully developed T-cell (CD8 or CD4) reactivity to any of the four peptides within the GPS mixture, while up to 64% of patients demonstrated immune response positivity (CD4/CD8) against more than one WT1 peptide (multivalent responses). Moreover, multifunctional cross-epitope T-cell reactivity was observed in 75% of patients to antigenic epitopes against which hosts were not specifically immunized, in a pattern akin to epitope spreading. Further, a distinctive link was shown between the evolution of immune responses and changes in clinical response status (achievement of CR/very good partial response clinical status per IMWG criteria) over time following treatment with GPS, with each patient being used as his or her own control for each longitudinal comparison. This association has not been previously described for a peptide vaccine in MM. We believe that these results offer mechanistic underpinnings for immune activation against WT1 in patients with aggressive, high-risk MM, and support the potential antimyeloma activity of GPS.

GPS Combination Therapy with PD-1 blocker (nivolumab) for Ovarian Cancer

Epithelial cancer of the ovary, or ovarian cancer, is a relatively common gynecologic cancer that develops insidiously, and hence is associated with vague or no symptoms that would urge patients to seek medical attention. Not surprisingly, most women with ovarian cancer present with advanced (at least locally or regionally, and often systemically spread) disease. Ovarian cancer is managed with initial surgical resection followed by platinum-based chemotherapy. During the past decade, incremental advances in chemotherapy, and the introduction of targeted therapies (such as poly-ADP-ribose polymerase inhibitors and several others) and specially formulated compounds (such as liposomal anthracyclines) have resulted in improved survival and in more effective treatment of relapsed disease. In addition, a better understanding of genetic risk factors, along with aggressive screening, has permitted a tailored approach to preventive strategies, such as bilateral salpingo-oophorectomy in selected women along in specific patient populations genetically predisposed to this cancer (such as those harboring genetic alterations of the BRCA gene family). Although a complete clinical remission following initial chemotherapy can be anticipated for many patients, a review of “second-look” laparotomy, when it was often performed as a matter of routine care, indicates that less than 50% of patients are actually free of disease. Furthermore, nearly half of patients with a negative “second-look” procedure relapse and require additional treatment. Many patients will achieve a CRem2 clinical response with additional chemotherapy. However, almost all patients will relapse after a short remission interval of nine to 11 months. Effective strategies, such as introduction of novel immunotherapies, to prolong remission or to prevent relapse are required, as subsequent remissions are of progressively shorter duration until chemotherapy resistance broadly develops, leading to eventual disease-related demise.

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

GPS was studied in combination with nivolumab, a PD-1 immune checkpoint inhibitor, in an open-label, non-randomized Phase 1/pilot clinical trial, which was independently sponsored by MSK. The aim of the study was to evaluate the safety and efficacy of this combination in patients with WT1-expressing (WT1+) recurrent ovarian, fallopian tube or primary peritoneal cancer who were in second or greater clinical remission (after their successful first or subsequent “salvage” therapy). Eligible patients were devoid of macroscopic residual or recurrent disease, i.e., were free of locally or distantly metastatic deposits detectable by imaging modalities (CT, MRI and/or PET scan). This Phase 1/pilot clinical trial enrolled 11 patients with recurrent ovarian cancer who were in second or greater clinical remission at MSK, of whom 10 were evaluable. Patients enrolled in the clinical trial received the combination therapy during the clinical trial’s 14-week treatment period. Individuals who had not progressed by the end of this period also received a maintenance course of GPS. In this study, treatment was continued until disease progression or toxicity. Information on the primary endpoint of this clinical trial, which was the safety of repeated GPS administrations, for a total of six doses, in combination with seven infusions of nivolumab was presented at the ASCO 2018 annual meeting (O’Cearbhaill RE, et al). The secondary endpoint of the study was immune response, and the exploratory endpoints included landmark one-year PFS rate compared to historical controls and correlative analyses between clinical and immune responses. Exploratory efficacy interim data from this pilot trial showed that GPS, when combined with a PD-1 inhibitor, in this case nivolumab, demonstrated PFS of 64% at one year in an intent to treat the group of 11 evaluable patients with WT1+ ovarian cancer in second or greater remission. Among patients who received at least three doses of GPS in combination with nivolumab, PFS at one year was 70% (7/10). The historical rates with best standard treatment do not exceed 50% in this disease setting. The most common adverse events were Grade 1 or 2, including fatigue and injection site reactions. Dose limiting toxicity, or DLT, was observed in one patient, following the second dose of the combination. No additional adverse event burden was observed for the combination as compared to nivolumab monotherapy. The combination induced a high frequency of T- and B-cell immune responses.

GPS Combination Therapy with PD1 blocker (pembrolizumab) for Other Cancers

Given the potential immunobiologic and pharmacodynamic synergy between GPS and an immune check-point inhibitor (e.g., PD1 blocker), we entered into a Phase 1/2 Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada), to assess the efficacy and safety of GPS in combination with Merck’s anti-PD-1 therapy pembrolizumab with exploratory long-term follow-up for OS and safety. This is a Phase 1/2 open-label, non-comparative, multicenter, multi-arm study of patients with WT1-positive advanced cancers, including both hematologic malignancies and solid tumors. The initial tumor types to be treated are AML (patients unable to attain deeper morphological response than PR on hypomethylating agents and who are either ineligible for or unable to undergo allo-HSCT and ovarian cancer (second or third line), to be followed by TNBC (second line), SCLC (second line), and colorectal cancer (third or fourth line). This clinical study was initiated in December 2018 and we plan to enroll approximately 90 patients in up to 20 centers in the United States only.

The purpose of this five-arm “basket” trial is to determine if the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect. The negative influence of TME factors on the immune response is predicted to be mitigated by PD1 inhibition (by pembrolizumab), thus allowing the patients’ own immune cells to invade and destroy cancerous growth deposits specifically sensitized against WT1 (by concomitantly-administered GPS). The key features and schema of this study are shown in the graphic below:

PHASE 2A STUDY OF GPS + PEMBROLIZUMAB (KEYTRUDA®)

SCHEMA

- Adult patients (≥18 yrs) with confirmed WT1 expression (by IHC)
- Presence of technically biopsy-accessible lesions
- CRC: tumor samples genomically tested for microsatellite status (MSS vs MSI)

ENROLLMENT
N = 10-20
CRC^ 3/4L
N = 10-20
OvC 2/3L
N = 10-20
SCLC 2L
N = 10-15
TNBC 2L
N = 10-15
AML in PR (HMAs)*
Galinpepimut-S
(200 µg/ peptide x 4 → 800 µg/dose)
→Administered SC
+
Pembrolizumab (Keytruda)
(200 mg every 3 weeks)
→Administered IV
Treatment continued until disease progression or unacceptable toxicity (up to 111 weeks)
Study Endpoints

Trial Design:

- Open-label, 20 U.S. centers, multi-arm combination trial
- N = 90 (total)

Primary Endpoints:

- Safety
- Overall response rate (ORR; by RECIST and iRECIST)
- Rates of CRem*, rates of achievement of MRD(-) status (for AML only)

Exploratory Endpoints:

- PFS, OS
- Immune Response Correlates
  - Peripheral Blood:
  - Tumor tissue (for solid tumors) or bone marrow (for AML)

N.B.: Study is conducted under a CTSA with Merck (known as MSD outside the United States and Canada; tradename of Merck & Co., Inc., Kenilworth, N.J., USA)

^: focus will be genomically microsatellite-stable (MSS) tumors – rather than those with microsatellite instability (MSI); *: Allotransplant non-eligible

Abbreviations: CRem: complete remission (includes CRi/CRp, in addition to stringent CR); L: line of therapy; SC: subcutaneously; IV: intravenously; d: day; BL: baseline; BM: bone marrow; CTSA: Clinical Trial Collaboration and Supply Agreement; IHC: immunohistochemistry; WT1: Wilms Tumor-1 (protein); PFS: progression-free survival; OS: overall survival; PR: partial response; MRD: minimal residual disease; GPS: galinpepimut-S;CRC: colorectal Ca; OvC: ovarian Ca; SCLC: small-cell lung cancer; TNBC: triple-negative breast Ca; AML: acute myelogenous leukemia; HMAs: hypomethylating agent(s).

NPS (nelipepimut-S)

Our other cancer immunotherapy product, NPS, utilizes a targeted approach and is being developed to potentially: (i) prevent secondary recurrence of HER2, positive breast cancer and (ii) prevent ductal carcinoma in situ, or DCIS, from becoming invasive breast cancer. Our programs for NPS primarily target patients in the adjuvant, or after-surgery, setting who have relatively healthy immune systems but may still have residual disease. MRD, or micrometastases, that are undetectable by current radiographic scanning technologies, can result in breast cancer recurrence.

NPS is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NPS vaccine is combined with GM-CSF (Sargramostim) for injection in between the layers of the skin epidermis, i.e., intradermal administration. Data has shown that an increased presence of circulating tumor cells, or CTCs, may predict reduced DFS, and OS, suggesting a presence of isolated micrometastases, not detectable clinically, but, over time, can lead to recurrence of cancer, most often in distant sites. After binding to the specific HLA molecules on antigen presenting cells, the NPS sequence stimulates specific cytotoxic T-lymphocytes, or CTLs, causing significant clonal expansion. These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.
NPS Therapy for Breast Cancer

According to NCI, over 260,000 women in the United States are diagnosed with breast cancer annually. While improved diagnostics and targeted therapies have decreased breast cancer mortality in the United States, metastatic breast cancer remains incurable. Approximately 75% to 80% of breast cancer patients test positive for some increased amount of the HER2 receptor, which is associated with disease progression and decreased survival. Only approximately 20% to 30% of all breast cancer patients have a HER2-directed, approved treatment option, i.e., trastuzumab, available after their initial standard of care. The patients are defined as having tumors demonstrating a level of HER2 expression of 3+ by immunohistochemistry, or IHC, (HER2 IHC 3+), or HER2 IHC 2+ but also being positive by HER2 gene amplification by fluorescence in situ hybridization, or FISH. This leaves the majority of breast cancer patients with low-to-intermediate HER2 expression by IHC (IHC 1+, 2+ by IHC) with tumors that are not HER2-amplified by FISH ineligible for targeted therapy with trastuzumab and without an effective targeted treatment option to prevent cancer recurrence.

In April 2018 we announced positive interim data from the prospective, randomized, single-blinded, controlled Phase 2b IST clinical trial of trastuzumab +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences. A pre-specified interim analysis, conducted by the DSMB of the efficacy and safety data for the study in an overall population of 275 patients as well as the two primary study target patient populations (node-positive and TNBC) after a median follow-up of 19 months, demonstrated:

•
a clinically meaningful difference in median DFS in favor of the active arm (NPS + trastuzumab), a primary endpoint of the study, with hazard ratios of 0.67 and 0.61 in the intent to treat, or ITT, and modified ITT, or mITT, populations (i.e., those who received at least one dose of vaccine or control) as well as a 34.9% and 39.5% reduction in relative risk of recurrence in the active versus control arms in the ITT and mITT populations, respectively;

•
a clinically meaningful and also statistically significant difference between the two arms in the cohort of patients (n= 98) with TNBC, with a hazard ratio of 0.26 and a p-value of 0.023 in favor of the NPS + trastuzumab combination with a 70.4% reduction in relative risk of recurrence in the active arm versus control;

•
a clinically meaningful and statistically significant difference between the two arms in favor of the combination in the cohort of patients not receiving hormonal therapy (n = 110), with a hazard ratio of 0.24 and a p-value of 0.009 with a 74.1% reduction in relative risk of recurrence in the active arm versus control;

•	no notable differences between treatment arms; and

•	that the addition of NPS to trastuzumab did not result in any additional cardiotoxicity compared to trastuzumab alone.

Based on these results, the DSMB recommended that we expeditiously seek regulatory guidance from the FDA for further development of the combination of GPS plus trastuzumab for TNBC.
In October 2018, we announced the following final data at the 26-month median follow-up of the NPS +/- trastuzumab Phase 2b trial for the TNBC cohort, which confirmed the previously reported positive data:

•	clinically and statistically significant efficacy in the TNBC cohort, with a p-value of 0.013 and a 75.2% reduction in risk of relapse or death;

•
clinically meaningful difference in median DFS in favor of the active arm (patients treated with NPS + trastuzumab) in the TNBC cohort at 24 months for patients of 92.6% compared to 70.2% for those treated with trastuzumab alone; and

•	in all HER2 low-expressing breast cancer patients, the DFS rate was also in favor of the NPS plus trastuzumab combination (89.8%) as compared to trastuzumab alone (83.8%).

The DSMB, in October 2018, unanimously concluded that the final analysis of the Phase 2b study data with a median follow-up of 26 months confirmed that TNBC patients should be the key target population for the development of trastuzumab plus NPS in the adjuvant setting in early-stage HER2 1+/2+ breast cancer patients and again recommended that we expeditiously seek regulatory guidance for further development for TNBC.
In November and December 2018 we announced the following positive data from a preplanned secondary efficacy analysis across HLA allele subgroups from the Phase 2b IST study:

•
the data analysis confirmed the therapeutic potential of NPS in patients with early-stage TNBC in the adjuvant setting across HLA types A-02, -03, -24 and -26, which cover approximately 80-85% of the North American/European populations and 86-90% of Asian/Pacific basin populations;

•
in the subgroup of TNBC patients with the HLA-A24+ allele type, which is highly prevalent in the Asian population, treated with the combination of NPS and trastuzumab (n=47), the p-value is 0.003 with a 90.6% relative reduction in risk of relapse or death at 24 months and a hazard ratio of 0.08 in favor of the active (combination) arm;

•
TNBC patients with the HLA-A24+ allele type had a significant improvement in DFS both by log-rank and landmark (24 month) analysis despite the lowest predicted binding potential between the E75 (NPS) antigen and this HLA-type; and

•
a clinically meaningful and statistically significant decrease in the number of clinically detectable relapses in the TNBC cohort with the combination of trastuzumab and NPS (7.5%) versus trastuzumab alone (27.3%) (p=0.004).

In a Type C meeting with the FDA in late 2018, we discussed several key points of the clinical and regulatory strategy for NPS in combination with trastuzumab for TNBC, a registration-enabling Phase 3 trial design and biostatistical plan. We expect a further meeting in the first half of 2019 to reach agreement for a final development program for NPS in TNBC.

Our second IST for NPS plus trastuzumab is a Phase 2 study in high-risk HER2 3+ breast cancer patients who are defined as patients with HER2 3+ (“classic” HER2+) breast cancer who have completed neoadjuvant therapy with an approved regimen that includes trastuzumab and who have failed to achieve a pathological complete response, meaning they have microscopic evidence of residual disease at the time of their primary surgery and are therefore at an increased risk of disease recurrence. The protocol for this study specified that the patients also should be HLA A2+ or HLA A3+. This multi-center, prospective, randomized, single-blinded Phase 2 clinical trial is fully enrolled with 100 patients actively participating. The rationale for this study is based on the fact that HER2 3+ patients with high risk features are known to have higher recurrence rates than all other HER2 3+ breast cancer patients. Eligible patients are being randomized to receive NPS + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is DFS. Funding for this trial was awarded through the Congressionally Directed Medical Research Program, funded through the Department of Defense, via a breast cancer research program breakthrough award. In February 2017, the DSMB reported that there were no safety concerns with the trial and the trial is not futile. The pre-specified interim safety analysis was also completed on 50 patients and demonstrated that the combination is well tolerated with no increased cardiotoxicity associated with giving NPS in combination with trastuzumab. The recommendation from the DSMB was to continue the HER2 3+ trial unmodified. Top-line data is expected by the end of 2019.

NPS was previously granted Fast Track designation by the FDA for the adjuvant treatment of patients with early stage breast cancer with low to intermediate HER2 expression following standard of care upfront therapy (surgery plus chemotherapy +/- radiotherapy).

NPS for Ductal Carcinoma In Situ of the Breast (DCIS)

DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct and have not spread outside the duct to other tissues in the breast. DCIS is the most common type of breast neoplasm with malignant potential. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. According to the American Cancer Society, in the United States, there were over 60,000 diagnoses of DCIS in 2015. We are supporting a Phase 2 IST to evaluate women diagnosed with DCIS who are HLA-A2+ or A3+ positive, who express HER2 at IHC 1+, 2+, or 3+ levels, and who are pre or post-menopausal. This clinical study was initiated in February 2018. Patients are being randomized to one of two arms: NPS plus GM-CSF or GM-CSF alone. The trial is sponsored and operationalized by the NCI, studying NPS’s potential clinical effects in earlier stage disease. The trial has an immunological (rather than clinical) endpoint evaluating NPS peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients.

FBP-targeting bivalent vaccine (GALE-301 and GALE-302)

GALE-301 and GALE-302 are cancer immunotherapies that target the E39 peptide derived from FBP receptor-alpha. FBP is a well-validated therapeutic target that is highly over-expressed in ovarian, endometrial and breast cancers, and is the source of immunogenic peptides that can stimulate CTLs to recognize and destroy FBP-expressing cancer cells. Current treatments after surgery for these diseases are principally with platinum-based chemotherapeutic agents. These patients suffer a high recurrence rate and most relapse with an extremely poor prognosis. GALE-301 and GALE-302 are immunogenic peptides that consist of a peptide derived from FBP combined with GM-CSF for the prevention of cancer recurrence in the adjuvant setting. GALE-301 is the E39 peptide, while GALE-302 is an attenuated version of this peptide, known as J65 (or E39’; E39-prime).

In a Phase 1/2a IST, assessing GALE-301 in ovarian and endometrial cancers, we observed improvement in the 24-month DFS in a small number of patients treated with the optimal dose. Patients receiving the highest dose of E39 vaccine showed a 24-month DFS of 77.9% compared to 40% for the patients in the control arm. We are evaluating GALE-301/302 for potential internal development in a Phase 2 setting for ovarian cancer, strategic partnership, or other types of product rationalizations.

In June 2016, the FDA granted two Orphan Drug Product Designations for the treatment (including prevention of recurrence) of ovarian cancer: one for GALE-301 (E39) and one for GALE-302 (J65).

Strategic Collaborations and License Agreements

Exclusive License Agreement-Memorial Sloan Kettering Cancer Center

In September 2014, we entered into a license agreement with Memorial Sloan Kettering Cancer Center, or MSK, under which we were granted an exclusive license to develop and commercialize MSK’s WT1 peptide vaccine technology. The MSK original license agreement was first amended in October 2015, further amended in August 2016, amended and restated in May 2017 and again amended and restated in October 2017. In connection with the entry of the original license agreement and its amendments, MSK was issued or assigned an aggregate of 4,846 ordinary shares of Private SELLAS common stock for the year ended December 31, 2017. These common stock shares were converted into our common stock shares upon the Merger.

Under the terms of the current amended and restated MSK license agreement, we agreed to pay minimum royalty payments in the amount of $0.1 million each year commencing in 2015 and research funding costs of $0.2 million in each year and for three years commencing in January 2016. We also agreed to pay MSK a mid-six digit amount over a one year period in exchange for MSK’s agreement to further amend and restate the MSK license agreement in October 2017. In addition, to the extent certain development and commercial milestones are achieved, we also agreed to pay MSK up to $17.4 million in aggregate milestone payments for each licensed product, and for each additional patent licensed product, up to $2.8 million in additional milestone payments. We also agreed to pay MSK a tiered royalty in the mid-single digits in the event of commercial sales of any licensed products and agreed to raise $25.0 million in gross proceeds no later than December 31, 2018. We raised this amount from the proceeds received from the sale of our Series A Convertible Preferred stock in March 2018 and our underwritten public offering of shares of common stock, pre-funded warrants to purchase shares of common-stock, and warrants to purchase shares of common stock in July 2018. Under the terms of the agreement, we achieved a clinical development milestone at the end of the fourth quarter of 2018, triggering a $0.5 million payment in the first quarter of 2019.

Unless terminated earlier in accordance with its terms, the MSK license agreement as amended and restated, will continue on a country-by-country and licensed product-by-licensed product basis, until the later, of: (a) expiration of the last valid claim embracing such licensed product; (b) expiration of any market exclusivity period granted by law with respect to such licensed product; or (c) ten years from the first commercial sale in such country.

Merck & Co., Inc. Clinical Trial Collaboration and Supply Agreement

In September 2017, we entered into a clinical trial collaboration and supply agreement through a Merck subsidiary, whereby we agreed with the Merck subsidiary to collaborate on a clinical program to evaluate GPS as it is administered in combination with their PD1 blocker pembrolizumab in a Phase 1/2 clinical trial enrolling patients in up to five cancer indications, including both hematologic malignancies and solid tumors.

The Phase 1/2 clinical trial utilizes a combination of GPS plus pembrolizumab in patients with WT1+ relapsed or refractory tumors. Specifically, the study is designed to explore the following cancer indications: AML, ovarian, triple-negative breast, small cell lung, and colorectal (arm enriched in but not exclusive to patients with microsatellite instability-low tumors). This study will assess the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations. This trial was initiated in December 2018.

Advaxis, Inc. Research and Development Collaboration Agreement

In February 2017, we entered into a research and development collaboration agreement with Advaxis whereby we agreed to collaborate on a research program to evaluate, through a “proof of principle” trial or trials (“PoP Clinical Trial”), a clinical candidate comprised of the combination of Advaxis’ proprietary Lm-based antigen delivery technology and GPS. Unless terminated earlier in accordance with its terms, the Advaxis agreement will expire upon the earlier of: (a) completion of the PoP Clinical Trial or (b) a decision by the parties to cease further development of the clinical candidate.

The Advaxis agreement provides for cost-sharing between the parties, with Advaxis being responsible for the costs of performing the research activities and filing any investigational new drug, or IND, cost-sharing for preparation of the IND, and we being responsible for the costs (exclusive of product costs) of conducting the PoP Clinical Trial. We also agreed to make certain non-refundable milestone payments to Advaxis having an aggregate amount of up to $108.0 million, upon meeting certain clinical, regulatory and commercial milestones. In addition, if net sales exceed certain targets, we agreed to make non-refundable sales milestone payments up to $250.0 million and royalty payments based on specific royalty rates, with a maximum rate capped at a percentage rate in the low teens if net sales exceed $1.0 billion.

The University of Texas M. D. Anderson Cancer Center and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. License Agreement

In September 2006, we acquired rights and assumed obligations under a license agreement among Apthera, Inc., our wholly owned subsidiary, the University of Texas M.D. Anderson Cancer Center, or MDACC, and the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., or HJF, which grants exclusive worldwide rights to a U.S. patent covering the nelipepimut-S peptide and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the license agreement we agreed to pay MDACC and HJF up to $3.8 million in aggregate milestone payments to the extent certain development and commercial milestones are reached and a $0.2 million annual maintenance fee. We also agreed to pay MDACC and HJF a tiered royalty in the mid-single digits in the event of any commercial sales of licensed products.

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients, and finished product candidate for our clinical trials. We do not have any current contractual arrangements for the manufacture of commercial supplies of any product candidates. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for our product candidates or any future product candidates. Our future commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force, as well as similar strategies for regions and territories outside the United States. We plan to further evaluate these alternatives as we approach approval for the use of our product candidates for one or more indications.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring European Union oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business. Patents and other intellectual property rights are crucial to our success. It is our policy to protect our intellectual property rights through available means, including filing and prosecuting patent applications in the United States and other countries, protecting trade secrets, and utilizing regulatory protections such as data exclusivity. We also include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties, and utilize customary confidentiality agreements with our employees, consultants, clinical investigators and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is our policy to operate without knowingly infringing on, or misappropriating, the proprietary rights of others.

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

The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

The following chart summarizes our intellectual property rights:

Product Candidate	Product Candidate Component	Jurisdiction	Indication	Claims	Scope	Latest Estimated Patent Exclusivity Period
GPS	Peptide WT1-A1	United States	Any	Composition of Matter	1 issued	03/22/2026*

GPS	Peptide WT1-A1	Australia, Switzerland, Germany, Spain, France, Great Britain, Italy	Any	Composition of Matter	8 issued	11/30/2024

GPS	Peptide WT1-A1	Canada	Any	Composition of Matter and Method of Use	1 issued	11/30/2024

GPS	Peptides WT1-427 long and WT1-331 long	United States	Any	Composition of Matter	1 issued	10/26/2031*

GPS	Peptides WT1-427 long and WT1-331 long	United States	WT1-expressing cancer	Method of Use	1 issued	10/17/2026

GPS	Peptides WT1-427 long and WT1-331 long	United States	Any	Composition of Matter and Method of Use	1 pending	10/17/2026**

GPS	Peptide WT1-427 long	Australia, Switzerland, Germany, Spain, France, Great Britain, Ireland, Italy	Any	Composition of Matter and Method of Use	9 issued	10/17/2026

GPS	Peptide WT1-331 long	Switzerland, Germany, Spain, France, Great Britain, Ireland, Italy	Any	Composition of Matter and Method of Use	8 issued	10/17/2026

GPS	Peptide WT1-427 long	Canada	Any	Composition of Matter and Method of Use	1 issued	10/17/2026

GPS	Peptides WT1-427 long and WT1-331 long	Canada	Any	Composition of Matter and Method of Use	1 pending	10/17/2026**

GPS	Non-product peptide	United States	Any	Composition of Matter	1 issued	12/21/2026

GPS	Peptide WT1-122A1 long	United States	Any	Composition of Matter	1 issued	02/20/2033*

GPS	Peptide WT1-122A1 long	United States	Any	Composition of Matter and Method of Use	1 pending	04/10/2027**

GPS	Peptide WT1-122A1 long	Austria, Belgium, Switzerland, Germany, Spain, Finland, France, Great Britain, Greece, Ireland, Italy, Netherlands, Poland, Romania, Turkey	Any	Composition of Matter and Method of Use	15 issued	4/10/2027

GPS	Peptide WT1-122A1 long	Europe, Canada, Hong Kong	Any	Composition of Matter and Method of Use	3 pending	4/10/2027

Not applicable	Non-product peptide	United States	Any	Composition of Matter and Method of Use	1 issued, 1 pending	1/15/2034

Not applicable	Non-product peptide	Australia, Canada, China, Europe, Japan	Any	Composition of Matter and Method of Use	6 pending	01/15/2034**

Not applicable	Not applicable	PCT	Any	Composition of Matter and Method of Use	1 pending	06/30/2038***

NeuVax™		United States, Australia, Canada, China, Europe, Hong Kong, Japan, Korea	Recurrence of cancers expressing low to intermediate levels of HER2/neu	Methods of Use	7 pending and 11 issued	2028
		and Mexico

NeuVax™ in combination with trastuzumab		United States and Australia	HER2/neu expressing cancer	Methods of Use	2 issued	2026

NeuVax™ in combination with trastuzumab		United States	Triple-negative breast cancer	Methods of Use	1 pending	2039

GALE-301		United States and PCT	Cancers expressing low levels of FBP (IHC 0 or 1+)	Dosage Regimen	2 pending	2037

GALE-301 & GALE-302 Combination		United States, Canada, Europe, and Japan	Cancers expressing Folate Binding Protein (FBP)	Compositions & Methods of Use	1 pending and 8 issued	2022

GALE-301 & GALE-302 Combination		United States	Cancers expressing Folate Binding Protein (FBP)	Combination Dosage Regimen	1 allowed	2036

*	Includes patent term adjustment

**	Projected expiration date of pending application, if granted

***	Projected expiration date of non-provisional application to be filed from provisional application

Each of the above-referenced pending or issued patents has been licensed by us. To our knowledge, there are no contested proceedings or third-party claims relating to any of the above pending or issued patents.

Competition

Cancer immunotherapy has become a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. Generally, our principal competitors in the cancer immunotherapy market comprise both companies with currently approved products for various indications, such as manufacturers of approved bispecific antibodies, CAR-T cells, and checkpoint inhibitors, as well as companies currently engaged in cancer immunotherapy clinical development. The large and medium-size players who have successfully obtained approval for cancer immunotherapy products include Bristol-Myers Squib Company, Merck & Co., Inc., Genentech, Inc. (a subsidiary of Roche Holding AG), AstraZeneca PLC, Celgene Corporation, Johnson & Johnson/Janssen Pharmaceuticals, Amgen, Novartis, Acerta Pharmaceuticals (a subsidiary of AstraZeneca), Juno Therapeutics, Inc. (a subsidiary of Celgene), Kite Pharma, Inc., a wholly-owned subsidiary of Gilead Sciences, Inc. and Pfizer, Inc./EMD Serono, Inc. Most of these companies, either alone or together with their collaborative partners, have substantially greater financial resources than we do.

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and maintain market share. Principal competitors for our AML indication include both companies with currently approved products in AML, such as AbbVie/Genentech (the holders of rights to VENCLEXTA), Agios Pharmaceuticals, Inc. (the holder of U.S. rights to TIBSOVO), Novartis AG (the holder of rights to RYDAPT), Astellas (the holder of rights to XOSPATA), Celgene (the holder of rights to VIDAZA and IDHIFA), Otsuka (the holder of rights to DACOGEN), among others, as well as those with front-line chemotherapy drugs and maintenance therapies such as Jazz Pharmaceuticals plc (the holder of rights to VYXEOS), as well as Pfizer (the holder of rights to MYLOTARG and DAURISMO), among others, as well as companies with drugs currently in development in AML, such as Stemline Therapeutics (the holder of rights to ELZONRIS) and Novartis AG (the holder of rights to ODOMZO), among several others.

For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term DFS. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (HERCEPTIN) - alone or in combination with pertuzumab (PERJETA), both manufactured and marketed by Roche/Genentech may be given to patients with tumors with high expression of HER2 (IHC 3+), as well as other novel targets such as MUC1, which may be useful in treating breast cancer. In addition, the FDA recently approved the first ever immunotherapy regimen for breast cancer to the Roche/Genentech PD-L1 checkpoint inhibitor atezolizumab (TECENTRIQ), combined with Celgene’s nab-paclitaxel (ABRAXANE) for TNBC that cannot be removed with surgery and is locally advanced or metastatic.

There are a number of cancer vaccines in development for breast cancer, including but not limited toTPIV200 (Marker Therapeutics, Inc.), AE-37 (Antigen Express), and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, and AE-37 has published data in the HER2 breast cancer patient population, there is no guarantee that any of these compounds will not in the future be indicated for treatment of low-to-intermediate HER2 breast cancer patients and become directly competitive with NPS.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and also have greater experience in obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for cancer immunotherapy products and achieving widespread market acceptance. Our competitors’ treatments may be more effectively marketed and sold than any products we may commercialize, thus causing limited market share before we can recover the expenses of developing and commercializing of our cancer immunotherapy product candidate.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is begun;

•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with current Good Clinical Practices, or GCP; and

•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually when significant changes are made.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our current or future product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by a DSMB organized by the clinical trial sponsor, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical trial results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•
Phase 1-The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•
Phase 2-The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3-The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

•
Phase 4-In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA.

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

Once a BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a product candidate with Fast Track designation, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A Fast Track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. We have obtained Fast Track designation for GPS in AML, MPM, and MM, and for NPS in TNBC. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

A drug with Orphan Drug Product Designation may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received Orphan Drug Product Designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We have obtained Orphan Drug Product Designation for GPS in AML, MPM and MM and for GALE-301/ GALE-302.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our product candidates. Seeking coverage and reimbursement from third-party payors can be time consuming and expensive. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Foreign Regulation

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have processes that require the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying E.U. legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements.
To obtain regulatory approval of a new drug or medicinal product in the European Union, a sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product.

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated as “orphan drugs” and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if the human drug (a) contains a new active substance which was not authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. The MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states.

The characteristic of the MRP is that the procedure builds on an already existing marketing authorization in a member state of the E.U. that is used as reference in order to obtain marketing authorizations in other E.U. member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the E.U. and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states.

The MRP is based on the principle of the mutual recognition by European Union member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

Should any Member State refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Corporate Information

Our principal executive offices are located at 15 West 38th Street, 10th Floor, New York, NY 10018, and our phone number is (917) 438-4353. Our website address is www.sellaslife.com. We do not incorporate the information on our website into this annual report on Form 10-K, and you should not consider such information part of this annual report on Form 10-K.

We were incorporated on April 3, 2006 in Delaware as Argonaut Pharmaceuticals, Inc. On November 28, 2006, we changed our name to RXi Pharmaceuticals Corporation and began operations January 2007. On September 26, 2011, we changed our name to Galena Biopharma, Inc., or Galena. In December 2017, we completed the Merger with Private SELLAS and changed our name to “SELLAS Life Sciences Group, Inc.”

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

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical stage biopharmaceutical company focused on development of novel cancer immunotherapies for a broad range of cancer indications. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2018 and 2017, we reported a net loss of $27.7 million and $23.8 million respectively, and as of December 31, 2018 and 2017, we had an accumulated deficit of $81.9 million and $54.2 million respectively.

We do not expect to generate revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

•	conduct additional clinical trials of our lead product, GPS, including the Phase 3 clinical trials evaluating GPS for AML and other cancers;

•	continue to develop immunotherapy programs for NPS;

•
pursue research and development of our other product candidates, including GALE-301 (a vaccine against the E39 peptide derived from the folate binding protein, or FBP) and GALE-302 (a vaccine against the J65 peptide derived from FBP);

•	in-license or acquire the rights to, and pursue development of, other products, product candidates or technologies;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

•
develop our outsourced manufacturing and commercial activities and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel.

We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our existing cash as of December 31, 2018, together with the gross proceeds of up to $4.2 million we may receive in connection with the exercise of certain warrants to purchase shares of common stock beginning in March 2019, pursuant to a warrant exercise agreement, will enable us to fund our operating expenses through June 2019. In the event that not all of the warrants subject to the warrant exercise agreement are exercised, we will need to raise additional capital earlier than anticipated to fund our operations. Our existing cash will not be sufficient to complete development and obtain regulatory approval for any of our lead product candidates, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our product candidates and the advancement and expansion of our preclinical research pipeline, in particular the Phase 1/2 basket study of GPS in combination with pembrolizumab and our planned Phase 3 study of GPS in AML. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of our ongoing and planned development programs for our product candidates, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for our product candidates in any indication;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if our clinical trials are successful;

•	the cost of commercialization activities for our product candidates, if any of these product candidates are approved for sale, including marketing, sales and distribution costs;

•
the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval, including the cost and timing of process development, manufacturing scale-up and validation activities;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•the costs to in-license future product candidates or technologies;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the costs in defending and resolving future derivative and securities class action litigation;

•	our operating expenses; and

•	the emergence of competing technologies or other adverse market developments.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital. If adequate funds are not available to us on a timely basis, we may not be able to continue as a going concern or we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or target indications, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

We have announced that we are considering strategic alternatives in order to maximize shareholder value, including financings, strategic alliances, acquisitions, or the possible sale of the Company. We may not be able to identify or consummate any suitable strategic alternatives.

We have announced that we are considering all strategic alternatives that may be available to us, to maximize shareholder value, including financings, strategic alliances, acquisitions, or the possible sale of the Company. We currently have no agreements or commitments to engage in any specific strategic transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the engagement.
Furthermore, if we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We also cannot predict the impact on our stock price if we fail to enter into a transaction.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under management or other types of contracts, or upon the exercise or conversion of outstanding derivative securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. For example, in March and May 2018, we issued convertible preferred stock which contained rights, preferences and privileges which were senior to those of holder of our common stock. Such preferred stock is no longer outstanding. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of our common stock. Debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends and may require us to grant security interests in our assets, including our intellectual property, and for our subsidiaries to guarantee our obligations. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2018, we had a cash balance of approximately $5.3 million. In addition, we had outstanding accounts payable and accrued expenses of $6.0 million. We expect our existing cash as of December 31, 2018, together with the gross proceeds of up to $4.2 million we may receive in connection with the exercise of certain warrants to purchase shares of common stock beginning in March 2019, pursuant to a warrant exercise agreement, will enable us to fund our operating expenses and capital expenditure requirements through June 2019. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, defense costs related to our ongoing legal proceedings and any additional legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our securityholders may lose some or all of their investment in us.

We currently have no source of revenues. We may never generate revenues or achieve profitability.

Currently, we do not generate any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical trials;

•	complete and submit either BLAs or NDAs to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to foreign regulatory authorities in Europe, Asia and other jurisdictions;

•	obtain regulatory approval in territories with viable market sizes;

•	obtain coverage and adequate reimbursement from third parties, including government and private payors;

•	set commercially viable prices for our products, if any;

•
establish and maintain supply and manufacturing relationships with reliable third parties and/or build our own manufacturing facility and ensure adequate, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	develop distribution processes for our product candidates;

•	develop commercial quantities of our product candidates, once approved, at acceptable cost levels; obtain additional funding, if required to develop and commercialize our product candidates;

•	develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves, in the markets in which we choose to commercialize on our own;

•	achieve market acceptance of our products;

•	attract, hire and retain qualified personnel; and

•	protect our rights in our intellectual property portfolio.

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

The Tax Cut and Jobs Act, enacted on December 22, 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a single rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), providing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $19.7 million and $3.7 million, respectively. The federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Clinical-stage biopharmaceutical companies with product candidates in clinical development face a wide range of challenging activities which may entail substantial risk.

We are currently a clinical-stage biopharmaceutical company with product candidates in clinical development. The success of our product candidates will depend on several factors, including the following:

•
designing, conducting and successfully completing preclinical development activities, including preclinical efficacy and IND-enabling studies, for our product candidates or product candidates we are interested in in-licensing or acquiring, including product candidates;

•	designing, conducting and completing clinical trials for our product candidates with positive results;

•	receipt of regulatory approvals from applicable authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•
making arrangements with third-party manufacturers, receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and ensuring adequate supply of drug product;

•	manufacturing our product candidates at an acceptable cost;

•	effectively launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;

•	achieving acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	if our products candidates are approved, obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;

•
complying with all applicable regulatory requirements, including FDA current Good Clinical Practices, or GCP, current Good Manufacturing Practices, or cGMP, and standards, rules and regulations governing promotional and other marketing activities;

•	maintaining a continued acceptable safety profile of the products during development and following approval; and

•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

Our lead product candidate, GPS, represents a new therapeutic approach that presents significant challenges.

Our future success is substantially dependent on the successful development of WT1 peptide immunotherapies in general and GPS in particular. Because this program represents a new approach to cancer immunotherapy for the treatment of cancer and other diseases, developing and commercializing GPS subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities, which have very limited experience with the development and commercialization of WT1 cancer immunotherapies;

•
obtaining the components required for the administration of GPS (i.e., GPS, granulocyte macrophage-colony stimulating factor, or GM-CSF, and Montanide) from three separate sources, the subsequent separate storage requirements for each of these components and the delivery of these components to the administration location;

•	utilizing GPS in combination with other therapies, which may increase the risk of adverse side effects;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process GPS;

•	developing a manufacturing process used in connection with GPS that will yield a satisfactory product that is safe, effective, scalable and profitable;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance; and

•	obtaining coverage and adequate reimbursement from third-party payors and government authorities.

Moreover, public perception of safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional educational upfront costs and training. Physicians may not be willing to undergo training to adopt this novel therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh our costs.

We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

Identifying and qualifying patients to participate in clinical trials of our current and future product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidates will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

•	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

•	design of the clinical trial;

•	size and nature of the patient population;

•
patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	the availability and efficacy of competing therapies and clinical trials;

•	pendency of other trials underway in the same patient population;

•	willingness of physicians to participate in our planned clinical trials;

•	severity of the disease under investigation;

•	proximity of patients to clinical sites;

•	patients who do not complete the trials for personal reasons; and

•	issues with contract research organizations, or CROs, and/or with other vendors that handle our clinical trials.

For example, in our planned AML, Phase 3 clinical trial for GPS, only patients who meet specific inclusion criteria will enter the study. Primary entry restrictions include being greater than or equal to 60 years of age, having received upfront treatment with chemotherapy agents only, having achieved complete remission or CRem, as well as demonstrating adequate hematologic recovery. The estimated prevalence of AML is 12,000 to 20,000 cases in the United States (across all ages) and only a subset of this group satisfies the enrollment criteria for our AML Phase 3 clinical trial.

We may not be able to initiate or continue to support clinical trials of our product candidates for one or more indications, or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

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

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Any of our product candidates that are in, or may advance to, clinical trials may not succeed in clinical trials despite promising preclinical data. For example, with respect to GPS, a broadly similar anti-cancer peptide immunotherapeutic against melanoma-specific antigen being developed by GlaxoSmithKline for advanced unresectable melanoma initially produced positive efficacy data in a Phase 2 clinical study, but subsequently failed to prove more beneficial than placebo in a controlled, blinded and randomized Phase 3, registration-enabling clinical trial in the same indication in patients after tumor resection.

Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market GPS or any of our product candidates for a particular indication, either as a monotherapy or in combination, in any particular jurisdiction. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for GPS may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our current or future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, with the outcome inherently uncertain. Failure can occur at any time during the clinical trial process. Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well IND-enabling toxicology studies. These experiments and studies may be time-consuming and expensive to complete. The necessary preclinical testing may not be completed successfully for a preclinical product candidate and a potentially promising product candidate may therefore never be tested in humans. Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In particular, clinical trials of our product candidates may produce inconclusive or negative results. We have limited data regarding the safety, tolerability and efficacy of GPS administered as monotherapy or in combination with PD-1 inhibitors. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "Our current and future product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval." Clinical trials also require the review and oversight of an institutional review board, or IRB. An inability or delay in obtaining IRB approval could prevent or delay the initiation and completion of clinical trials, and the FDA may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval.

We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

•	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

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

•
feedback from the FDA, the IRB, DSMB or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a trial;

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

If we experience delays in the completion or termination of any clinical trial of our product candidates, the approval and commercial prospects of such product candidates will be harmed, delaying our ability to generate product revenues from such product candidate and our costs will most likely increase. The required regulatory approvals may also be delayed, thereby jeopardizing our ability to commence product sales and generate revenues and the period of commercial exclusivity for our products may be decreased. Regulatory approval of our product candidates may be denied for the same reasons that caused the delay.

Risks associated with operating in foreign countries could materially adversely affect our product development.

We may conduct future studies in countries outside of the United States Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:
differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;
more stringent privacy requirements for data to be supplied to our operations in the United States, e.g., General Data Protection Regulation in the European Union;

•
unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign taxes, including withholding of payroll taxes;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism.

Our current and future product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by our current or future product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval or termination of clinical trials by the FDA or other comparable foreign regulatory authority; an independent DSMB that is governing our clinical trials; or an IRB, that approves and, monitors biomedical research to protect the rights and welfare of human subjects. For example, although no high-grade delayed type hypersensitivity in the skin or systemic anaphylaxis events have been noted after GPS administration in patients treated in our clinical studies to date, it is theoretically possible that such toxicities, or other type of adverse events, may occur in future clinical studies. As a result of safety or toxicity issues that we may experience in our clinical trials, or negative or inconclusive results from the clinical trials of others for drug candidates similar to our own, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

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

Our business is dependent on our ability to obtain regulatory approval for our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Our current and future product candidates could fail to receive regulatory approval from the FDA.

We have not obtained regulatory approval for any product candidate and it is possible that our existing product candidates or any future product candidates will not obtain regulatory approval, for many reasons, including:

•	disagreement with the regulatory authorities regarding the scope, design or implementation of our clinical trials;

•	failure to demonstrate that a product candidate is safe and effective for our proposed indication;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a BLA, NDA or other submission or to obtain regulatory approval;

•	the insufficiency of a single Phase 3 clinical trial of GPS in AML for regulatory approval in that indication;

•	failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval or additional studies, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drugs. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States We have received Orphan Drug Product designations from the FDA for GPS in AML, MPM and MM as well as Orphan Medicinal Product designations from the EMA for GPS in AML, MPM and MM. We also have received Orphan Drug Product designation for GALE-301 and GALE-302 from the FDA. Although we have received Orphan Drug Product designation for GPS, GALE-301 and GALE-302, there is no guarantee that these products will be successfully approved by the FDA, that they will be commercially successful in the marketplace, or that another product will not be approved for the same indication ahead of our product candidate.

Even if we obtain Orphan Drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an Orphan Drug is approved, the FDA can subsequently approve a new drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We currently have Fast Track designation for certain product candidates and may seek Fast Track designation for additional product candidates or indications, which might not be received or provide the intended benefits thereof.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply to the FDA for Fast Track designation, which may or may not be granted by the FDA. The FDA has given us Fast Track designation for GPS in AML and MPM and for NPS.

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

In addition to regulations in the United States, to market and sell our product candidates in the European Union, United Kingdom, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our current or future product candidates by regulatory authorities in the European Union, United Kingdom, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline and this could materially adversely affect our business, results of operations and financial condition.

Even if our current and future product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a product candidate, that approval would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our contract manufacturing organizations, or CMOs, and CROs for any post-approval clinical trials that we may conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with Good Manufacturing Practices, or cGMP, Good Clinical Practices, or GCP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the DOJ, the Office of Inspector General of HHS, state attorneys general, members of Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as prosecution under the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements.

Even if our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring quality control and manufacturing procedures conform to cGMP, regulations and corresponding foreign regulatory manufacturing requirements. Accordingly, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA submission to the FDA or any other type of domestic or foreign marketing authorization application.

Any regulatory approvals we receive for any of our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or it disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	require a product recall.

Any government investigation of alleged violations of law would require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and the value of our business and our operating results would be adversely affected.

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

We and our CMOs will need to conduct significant development work for each product candidate for each target indication for studies, trials and commercial launch readiness. For example, the processes by which GPS is manufactured were initially developed by MSK for clinical purposes. Concurrent with the license of GPS, we acquired certain supplies intended for clinical use from MSK. These MSK clinical supplies may not be adequate for future clinical studies. We intend to improve the existing processes for GPS in connection with more advanced clinical trials or commercialization efforts we may undertake in the future. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

Additionally, the process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

•	product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error;

•	reduced production yields, product defects, and other supply disruptions due to deviations, even minor, from normal manufacturing and distribution processes;

•	unexpected product defects;

•
microbial, viral, or other contaminations in our product candidates or in the manufacturing facilities in which our product candidates are made, which may result in the closure of such manufacturing facilities for an extended period of time to allow for the investigation and remediation of the contamination;

•
adverse impact on the active ingredient of GPS as a result of potential contamination from the presence of heavy metals which can lead to higher than acceptable rates of impurities resulting in the active ingredient being unacceptable for use; and

•
adverse impact on the manufacturing of GPS as a result of potential contamination from excess water and oxygen which can lead to higher than acceptable levels of impurities resulting in the drug product being unacceptable for use.

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

In the clinical trials using GPS and NPS, GM-CSF is also administered and its availability is dependent upon a third-party manufacturer, which may or may not reliably provide GM-CSF, thus jeopardizing the completion of the trials.

Some of our product candidates are administered in combination with GM-CSF, which is available in both liquid and lyophilized forms exclusively from one manufacturer. We will continue to be dependent on that manufacturer for our supply of GM-CSF in connection with the ongoing GPS and NPS trials and the potential commercial manufacture of these programs. We have not entered into a dedicated supply agreement with the manufacturer for GM-CSF, and instead rely on purchase orders to meet our supply needs. Any temporary interruptions or discontinuation of the availability of GM-CSF, or any determination by us to change the GM-CSF used with GPS or NPS, could have a material adverse effect on our clinical trials and any commercialization of the assets.

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

Although we currently maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

Risks Related to Our Dependence on Third Parties and Our License Agreements

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs or other key third-party vendors, we may not be able to obtain regulatory approval for or commercialize our current or future product candidates on a timely basis, if at all.

Our internal capacity for clinical trial execution and management is limited and therefore we rely heavily on third parties. We have relied upon and plan to continue to rely upon third-party CROs, vendors and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK, along with their clinical and clinical operations teams, manage the conduct of the ongoing clinical trials for GPS as well as perform the analysis, publication and presentation of data and results related to this program. We also rely on collaborating investigators, along with their clinical and clinical operations teams, at MSK for the collection and transfer of various types of follow-up data regarding studies previously conducted by MSK.

We plan to rely on CROs and other third-party vendors for all currently contemplated clinical studies, with services to be rendered by such CROs ranging from, in the case of assorted Phase 2 trials, specific and need-tailored (e.g., data management and biostatistics) only to, in the case of our immune combination (PD1 blocker) Phase 2 trials and our planned Phase 3 trial for GPS in AML, all-encompassing. We rely on these parties for the execution of our preclinical studies and clinical trials, including the proper and timely conduct of our clinical trials, and we control only some aspects of their activities. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all.

While we have agreements governing the commitments of our third-party vendor services, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

If our company, or any of our partners or CROs, fail to comply with applicable regulations and good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with applicable requirements. In addition, our clinical trials must be conducted with product produced under cGMP and other requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply also would violate federal requirements in the United States and could result in other penalties, which would delay the regulatory approval process and result in adverse publicity.

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

We are dependent on technologies we license, and if we lose the right to license such technologies or we fail to license new technologies in the future, our ability to develop new products would be harmed, and if we fail to meet our obligations under our license agreements, we may lose the ability to develop our product candidates.

We currently are dependent on licenses from third parties for technologies relating to our product candidates. Our current licenses impose, and any future licenses we enter into are likely to impose, various development, funding, royalty, diligence, sublicensing, insurance and other obligations on us. If our license with respect to any of these technologies is terminated for any reason, the development of the products contemplated by the licenses would be delayed, or suspended altogether, while we seek to license similar technology or develop new non-infringing technology. The costs of obtaining new licenses are high. For example, we are entirely dependent on our license from MSK to allow us to develop and commercialize our lead product candidate, GPS, and any loss of or challenge to our license agreement with MSK could have a material and adverse effect on our business and result of operations.

Under certain license agreements that we have already entered into, we have minimum dollar amounts per year that we are obligated to spend on the development of the technology we have licensed from our contract partners and other obligations to maintain certain licenses. If we fail to meet such requirements under any of our licenses or if we fail to comply with any other obligations under these licenses, we may be in breach of our obligations under such agreements, which may result in the loss of the technology licensed.

In addition, our business depends on our ability to license therapeutic compounds from third parties. If we fail to meet our obligations under our license agreements, we may lose the ability to develop our product candidates, which would adversely affect our business.

We have in-licensed a significant portion of our intellectual property from MSK. If we breach our license agreement with MSK, we could lose the ability to continue the development and potential commercialization of GPS.

We do not currently own any patents or patent applications related to our lead product candidate, GPS. GPS is licensed-in from MSK and includes an exclusive license to United States and foreign patent applications. Under the MSK license agreement, we are subject to various obligations, including diligence obligations with respect to funding, development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and MSK regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and MSK may have a right to terminate the affected license. In 2018, we did not make certain required payments to MSK, which entitles MSK to terminate the license agreement if we are unable to make such payments after notice. To date, we have not received such a notice from MSK. The loss of our license agreement with MSK could materially adversely affect our ability to proceed to utilize the affected intellectual property in our development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for GPS and our ability to commercialize GPS. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business.

We may not realize the benefits of our strategic alliances that we may form in the future.

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

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials even after we sell or otherwise dispose of the products. In some cases, these hazardous materials and various wastes resulting from their use will be stored at our contractors or manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause injury to our employees and others, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we expect that the safety procedures utilized by our third-party contractors and manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

In addition, we may receive notices from third parties from time to time alleging that our technology or product candidates infringe upon the intellectual property rights of those third parties. Any assertion by third parties that our activities or product candidates infringe upon the intellectual property rights of third parties may adversely affect our ability to secure strategic partners or licensees for our technology or product candidates or our ability to secure or maintain manufacturers for our compounds.

Risks Related to Our Intellectual Property

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our product candidates and that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our product candidates will depend in part on our ability to obtain and maintain patent protection in the United States and abroad, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. We seek to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies and product candidates that are important to our business. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we do not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or covering technology that a collaboration or commercialization partner may develop. In some circumstances, our licensors have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our ability to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Moreover, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, term, enforceability and commercial value of our patent rights are highly uncertain.

Our pending and future patent applications, and any collaboration or commercialization partner’s pending and future patent applications, may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.

During prosecution of any patent application, the issuance of any patents based on the application may depend upon our or their ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We or any collaboration or commercialization partner may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our or a collaboration or commercialization partner’s patents or narrow the scope of our or their patent protection.

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

In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances in certain situations. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress, or interpretation by the USPTO may change the standards of patentability and any such changes could have a negative impact on our business.

Some cases decided by the U.S. Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 576 (2013), also known as the Myriad decision; Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014), also known as the Alice decision; and Mayo Collaborative Services v. Prometheus Laboratories, Inc., also known as the Prometheus decision, 566 U.S. 66 (2012). The full impact of these decisions is not yet known. In view of these and subsequent court decisions, the USPTO has issued materials to patent examiners providing guidance for determining the patent eligibility of claims reciting laws of nature, natural phenomena, or natural products.

Our current product candidates include products, or components, derived to various extents from nature; therefore, these decisions and their interpretation by the courts and the USPTO may impact prosecution, defense, and enforcement of certain types of patent claims in our patent portfolio. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on these and other decisions by U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change or be interpreted in unpredictable ways that would weaken our ability to obtain some patent claims or to enforce patents that may issue to us in the future. In addition, these events may adversely affect our ability to defend patents that may issue in procedures in the USPTO or in U.S. courts.

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

Our composition of matter patents for certain of our product candidates have expired or will expire prior to any product approval. We intend to seek data exclusivity or market exclusivity for our GPS as well as our NPS, GALE-301 and GALE-302 product candidates provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on our similarity to an existing brand product. The law is complex and continues to be interpreted and implemented by the FDA. There is also a risk that the U.S. Congress could amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Even if, as we expect, GPS, NPS, GALE-301 and GALE-302 are considered to be reference products eligible for 12 years of exclusivity under the BPCIA or qualify for five years of exclusivity as drugs under the FDCA, another company could market competing products if the FDA approves a full BLA or full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products.

In some countries outside of the United States, peptide vaccines, such as GPS, NPS, GALE-301 and GALE-302, are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.

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

If we are sued for patent infringement, we would need to demonstrate that our product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. If any issued third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until such patent expired. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. We could be prevented from commercializing a product candidate or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. In addition, parties making claims against us may also obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates.

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

Filing, prosecuting, enforcing and defending patents on our current and future product candidates in all countries throughout the world would be prohibitively expensive. We or our licensors’ intellectual property rights in certain countries outside the United States may be less extensive than those in the United States In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as laws in the United States Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in countries outside the United States, or from selling or importing infringing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or where we do not have exclusive rights under the relevant patent(s) to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection but where enforcement is not as strong as that in the United States These infringing products may compete with our product candidates in jurisdictions where we or our licensors have no issued patents or where we do not have exclusive rights under the relevant patent(s), or our patent claims and other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors to stop the infringement of our and our licensors’ patents or marketing of competing products in violation of our and our licensors’ proprietary rights generally. Proceedings to enforce our and our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly, could put our and our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuit that we or our licensors initiate, and even if we or our licensors are successful the damages or other remedies awarded, if any, may not be commercially meaningful.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business and on our stock price.

Third parties may infringe our patents, the patents of our licensors, or misappropriate or otherwise violate our or our licensors’ intellectual property rights. We and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. In the future, we or our licensors may elect to initiate legal proceedings to enforce or defend our or our licensors’ intellectual property rights, to protect our or our licensors’ trade secrets or to determine the validity or scope of intellectual property rights we own or control. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights or that our intellectual property rights are invalid. In addition, third parties may initiate legal proceedings against us or our licensors to challenge the validity or scope of intellectual property rights we own or control. The proceedings can be expensive and time-consuming. Many of our or our licensors’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. Accordingly, despite our or our licensors’ efforts, we or our licensors may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect our rights as fully as in the United States Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensors’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Interference or derivation proceedings provoked by third parties, brought by us or our licensors or collaborators, or brought by the USPTO or any non-U.S. patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our or our licensors’ patents or patent applications. We may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any such proceeding could require us or our licensors to cease using the related technology and commercializing the affected product candidate, or to attempt to license rights to it from the prevailing party.

Our business could be harmed if the prevailing party does not offer us or our licensors a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our or our licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current and future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.

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

If we are unable to protect the confidentiality of our trade secrets and other proprietary information, the value of our technology could be materially adversely affected, and our business could be harmed.

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

Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, the laws of certain foreign countries do not protect proprietary rights such as trade secrets to the same extent or in the same manner as the laws of the United States Misappropriation or unauthorized disclosure of our trade secrets to third parties could impair our competitive advantage in the market and could materially adversely affect our business, results of operations and financial condition.

Risks Related to Commercialization of Our Current and Future Product Candidates

Our commercial success depends upon attaining significant market acceptance of our current and future product candidates, if approved, among physicians, patients, healthcare payors and cancer treatment centers.

Even if we obtain regulatory approval for any of our current or future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including cancer treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;

•	the clinical indications and patient populations for which the product candidate is approved;

•	the clinical indications and patient populations for which the product candidate is approved;

•	acceptance by physicians, major cancer treatment centers and patients of the drug as a safe and effective treatment;

•	the adoption of novel immunotherapies by physicians, hospitals and third-party payors;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including our use outside the approved indications;

•	any restrictions on use together with other medications;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	the timing of market introduction of our products as well as competitive products;

•	the development of manufacturing and distribution processes for commercial scale manufacturing for our novel WT1 peptide cancer immunotherapy product candidate;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement from third-party payors and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, private health insurers and other organizations.

Third-party payors determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefit and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, ability to raise capital needed to commercialize products and overall financial condition.

Recently enacted and future legislation, including potentially unfavorable pricing regulations may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our current or future product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our current or future product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In the United States, the European Union, United Kingdom and other potentially significant markets for our current and future product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act, or ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Recent changes in the U.S. administration could lead to repeal of or changes in some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to receive or set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

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

Risks Related to Healthcare Compliance Regulations

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings. If we or they are unable to comply with these provisions, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, healthcare entities, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal healthcare Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•
federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which impose criminal and civil penalties, and can be enforced through civil whistleblower or qui tam actions, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

•
the federal physician sunshine requirements under the Affordable Care Act which requires certain manufacturers of drugs, devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians

•	and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; certain state and local laws which require the registration of pharmaceutical sales representatives; and

•
state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and integrity oversight and reporting obligations.

We have been involved in multiple legal and governmental proceedings, and may in the future be involved in proceedings, relating to the commercial activities of our predecessor that could adversely affect our financial condition and our business.

Our predecessor company, Galena, was involved in multiple legal and governmental proceedings, including stockholder class actions, both state and federal, some of which are ongoing. These legal and governmental actions, which we refer to as the Galena Legacy Matters, included allegations relating to federal securities law violations, claims under the False Claims Act and Anti-Kickback Statute, claims regarding breaches of contract, and other stockholder allegations, including claims of breaches of fiduciary duty by our former directors, and fentanyl related litigation.

In December 2015, we announced we had received a subpoena from the U.S. Attorney’s Office for the District of New Jersey, or the USAO NJ, requesting the production of a broad range of documents pertaining to marketing and promotional practices related to Abstral, a fentanyl or synthetic opioid product, that we sold to Sentynl Therapeutics Inc., or Sentynl, in November 2015. In January 2016, we announced that the U.S. Attorney’s Office of New Jersey, of USAO NJ and the Department of Justice, or DOJ, were conducting a criminal and civil investigation of us, which came to involve criminal investigations with respect to possibly one or more then-current and/or former employees. On September 8, 2017, the DOJ announced a civil settlement agreement with our company regarding certain of the marketing and promotional practices at issue in the USAO NJ and DOJ’s investigation. The settlement involved a civil resolution agreement and a civil payment of approximately $7.551 million, plus interest accrued since the date of reaching an agreement in principle in return for a release of federal government claims against our company in connection with the covered conduct in investigation. The civil payment was fully paid by us on or about December 29, 2017. The settlement did not include releases of criminal claims by the USAO NJ and DOJ or claims by state agencies or administrative claims by the Department of Health and Human Services, or HHS, but each of these government authorities indicated that they had no present intention to pursue claims in connection with the investigation. A qui tam action had been filed against us and others as described in our settlement agreement with DOJ and USAO NJ. As set forth in that settlement agreement, for a release of all claims against us and our former officers and directors and dismissal with prejudice of the qui tam lawsuit, the relator received a portion of the $7.551 million payment to the federal government. As a result of the payment of the settlement amount, the federal government and the relator filed a stipulation of dismissal with prejudice as to their claims against us in the qui tam lawsuit. In a separate settlement agreement, we paid $0.3 million in cash to the relator’s counsel for the statutorily mandated attorney’s fees.

We also received a subpoena from the U.S. Attorney’s Office for the Southern District of New York, or USAO SDNY, in February 2018, seeking documents related to specific prescribing physicians for Abstral who have been subsequently indicted, to which we responded. To our knowledge, we are not a target or subject of that investigation and have had no further interaction with the USAO SDNY with regard to the matter after responding to the subpoena.

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

There continues to be significant litigation and governmental activity generally in the fentanyl and opioid area, and this activity is expected to continue and may increase in the future. We cannot assure you we will not become subject to additional significant legal or governmental proceedings relating to Galena’s former Abstral business in the future. Moreover, in addition to these ongoing and prior matters, we may be exposed to claims, or other legal or governmental actions in the future relating to violations of the False Claims Act, Anti-Kickback Statute, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or Affordable Care Act, or any other applicable state or federal statutes or regulations, and thereby be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs.

There can be no assurance that we will not be exposed to other liabilities or risks, including potential liabilities and risks not currently known to us, resulting from the prior operations of Galena. We can make no assurances as to the time or resources that will need to be devoted to the Galena Legacy Matters, or any new or future matters resulting from the prior operations of Galena or their outcome, or the impact, if any, that these matters or any resulting legal or governmental proceedings may have on our business or financial condition but any further action in respect of any such matter by a governmental agency could have a material adverse effect on our results of operation and our business and prospects.

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

We face an inherent risk of product liability exposure related to the testing of our current or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	termination of clinical trial sites or entire clinical trial programs;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial subjects or patients;

•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize any products that we may develop.

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

We face product liability exposure from prior sales of Abstral and Zuplenz (ondansetron) and, if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

Because we previously sold Abstral and Zuplenz (ondansetron), an anti-emetic, oral soluble film for chemotherapy-induced nausea we are exposed to possible product liability claims. In November 2015, Galena sold the rights to Abstral to Sentynl, and in December 2015, Galena sold the rights to Zuplenz to Midatech Pharma, PLC, or Midatech. Under the respective asset purchase agreements with Sentynl and Midatech, our future obligations under our former agreements with Orexo AB and MonoSol Rx have been assumed by Sentynl and Midatech, respectively, except that we will continue to be responsible for chargebacks, rebates, patient assistance and certain other product distribution channel liabilities related to Abstral and Zuplenz for a specified period of time post-closing. We are also required to indemnify Sentynl and Midatech for contractual or product liability claims arising from actions occurring prior to the sale date. With respect to Zuplenz, we will continue to be responsible for any downstream returns from end user customers or returns from wholesalers from inventory existing as of December 24, 2015 that was sold by us prior to December 24, 2015.

We do not consider our responsibilities with regard to Sentynl and Midatech to be material, but if substantial unknown liabilities were to arise, it could have a material adverse effect on our financial condition. If we cannot successfully defend ourselves against product liability claims we could incur substantial liabilities, regardless of merit or eventual outcome. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to our Business Operations

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reports, which would harm our business, the trading price of our common stock and our ability to raise additional capital in the future.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of Common Stock, and which could impact our ability to raise capital in the future. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), or any required subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2018. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Vice President - Finance our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Competition could result in reduced sales and pricing pressure on our current or future product candidates, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. The biotechnology industry, including the cancer immunotherapy market, is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the United States and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our products or on a more cost-effective basis. In addition, our technology may be subject to competition from other technology or methods developed using techniques other than those developed by traditional biotechnology methods. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. Our company and our collaborators may face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing those product candidates could result in our having limited prospects for establishing market share or generating revenue from our technology.

There are several agents in clinical development in similar settings to our planned Phase 3 AML clinical development program for GPS. The most advanced of these products is oral Vidaza (azacytidine) (also known as CC-486), under development by Celgene Corporation, which is anticipated to report results from a registration-enabling Phase 3 study (named the QUAZAR or CC-486-AML-001 study) by the end of 2019. There are several of other investigational immunotherapies advancing through Phase 2 and Phase 3 trials for target indications that we believe are also potential target indications for GPS. If these or other therapies are successful in their development, it could negatively impact our ability to enroll our clinical trials and could negatively impact the commercial potential of GPS.

We are also planning a clinical development program in combination with cancer checkpoint inhibitors. This is a highly competitive field, with hundreds of such combination trials with various checkpoint inhibitors ongoing. If one or more of these combinations produce positive results in indications that we believe are targets for GPS (either in combination or in stand-alone administration) this could increase the difficulty for us to conduct our trials and could negatively impact our path to regulatory approval and our ability to successfully commercialize our products.
Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or potentially advantageous to our business.

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

We enter into various contracts in the normal course of our business in which we may be required to indemnify the other party to the contract under certain specific scenarios. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically agree to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreements, we indemnify our collaborators from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services.

Should our obligations under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage for any claim, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage for the claim or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.

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

Our internal computer systems, and those of MSK, our CROs, our CMOs, and other business vendors on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our current and future product candidates could be delayed and our business could be otherwise adversely affected.

We will likely need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of December 31, 2018, we had eight full-time employees. Depending on the outcome of our review of our strategic alternatives, we may need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively, as well as our ability to develop a sales and marketing force when appropriate for our company. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. The failure to accomplish any of these tasks could prevent us from successfully growing our company.

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

We have in the past, and may in the future, become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or stockholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. Additionally, securities class action or stockholder derivative litigation has become common in our industry following the announcement of negative data or adverse events. We have in the past, and may in the future, become involved in this type of litigation. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the continuing company’s business.

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

Although we maintain workers’ compensation insurance to cover the costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials with a policy limit that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

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

Risks Relating to Ownership of Our Common Stock

We need to secure additional capital which may cause dilution to you and our existing stockholders, provide subsequent investors with rights and preference that are senior to yours, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We will need to raise additional capital in the future. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of common stock. In addition, if we raise funds through the issuance of additional equity, whether through private placements or additional public offerings, such an issuance would dilute our stockholders and, similar to some of our past financings, may contain terms that could result in additional further significant dilution in the future. Debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends, and may require us to grant security interests in our assets, including our intellectual property and for our subsidiaries to guarantee our obligations.

The market price and trading volume of shares of our common stock may be volatile.

The market price of shares of our common stock has exhibited substantial volatility recently. Between January 2, 2018 and December 31, 2018, the trading price of shares of our common stock as reported on Nasdaq ranged from a low of $0.80 to a high of $11.09. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

As of December 31, 2018, we had reserved for issuance 394,321 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $37.09 per share, 12,759 shares of our common stock issuable upon settlement of outstanding RSUs, and 17,698,061 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $5.47 per share. We also issued $1,250,000 of shares of our common stock as a settlement payment. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

Certain of our securityholders have registration rights and they can require us, subject to certain limitations, to register their securities for resale, or require us to include their securities for resale in any offering of our common stock we may propose. Any such resales into the public market could place downward pressure on the price of our common stock.

We have issued and may in the future issue additional preferred stock, and the terms of such preferred stock may reduce the value of our common stock.

We are authorized to issue up to five million shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue shares of preferred stock, it could affect stockholder rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.

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

In addition, Section 203 of the Delaware General Corporation Law provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares for a three-year period following the date on which that person or our affiliate crosses the 15% stock ownership threshold. Section 203 could operate to delay or prevent a change of control of us.

If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Bulletin Board does not meet such requirements and if the price of our common stock is less than $5.00 and our common stock is no longer listed on a national securities exchange such as Nasdaq, our stock may be deemed a penny stock. The penny stock rules require a broker-dealer, at least two business days prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver to the customer a standardized risk disclosure document containing specified information and to obtain from the customer a signed and date acknowledgment of receipt of that document. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our headquarters in New York, New York. The lease covers approximately 3,700 square feet of office space and expires in July 2020. Our monthly rent is $31,000 per month, which includes basic services. Our monthly rent increases to $32,000 per month on August 1, 2019 through July 2020. We believe that our facility is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Our predecessor company, Galena was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, some of which are ongoing and to which we are now subject as a result of the Merger. They are as follows:

On February 13, 2017, putative shareholder securities class action complaints were filed in federal court alleging, among other things, that the Company and certain of the Company's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the Court and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint and on December 21, 2018, Plaintiffs filed their opposition to the motion to dismiss. On January 18, 2019, the Company filed a reply in support of its motion. The Company’s motion to dismiss the amended complaint is currently pending in the U.S. District Court for the District of New Jersey.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. In June 2018, a derivative complaint was filed in U.S. District Court for the Northern District of California against the Company’s current and former directors, and the Company as a nominal defendant. The plaintiff in the June 2018 case voluntarily withdrew his complaint from the U.S District Court of the Northern District of California and on August 27, 2018 refiled the complaint in the Court of Chancery of the State of Delaware. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The March 2017, July 2017, and January 2018 lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action. On October 29, 2018, the defendants in the August 2018 lawsuit notified the plaintiff of their intent to file a motion to dismiss the lawsuit. On November 15, 2018, the defendants in the August 2018 lawsuit filed a motion to dismiss the complaint. On December 17, 2018, the plaintiff filed an amended complaint. The defendants filed a motion to dismiss the amended complaint on January 31, 2019.

On October 13, 2016, we filed a complaint in the Circuit Court for the County of Multnomah for the State of Oregon against Aon Risk Insurance Services West, Inc. as described in Note 10 in the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on The NASDAQ Capital Market under the symbol SLS.

Holders

As of February 28, 2019, there were approximately 118 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

During 2018, we paid $0.5 million in cash dividends to the holders of our Series A Convertible Preferred stock issued in our March 2018 private placement. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, for use in our development activities and the operation of our business. The payment of any future dividends will be subject to the discretion of our Board of Directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, prospects and other factors that our board of directors may deem relevant. Additionally, our ability to pay future dividends may be restricted by the terms of any debt financing.

Recent Sales of Unregistered Securities

During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

During the year ended December 31, 2018, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements within the meaning of federal securities laws. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contained in such forward-looking statements, including those discussed in the section “Risk Factors” in Part I — Item 1A of this annual report on Form 10-K.

Please see Part I, Item 1 “Business— Strategic Collaboration and License Agreements” and Note 6 to our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K for more information relating to such arrangements.

Recent Developments

On March 6, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with one of the holders of our warrants issued in July 2018. Pursuant to the Exercise Agreement, such holder agreed that it would cash exercise up to 3,800,000 of its warrants issued in July 2018 into shares of common stock at a reduced exercise price of $1.10 per share for any warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3,800,000 shares of common stock at an exercise price of $1.40 per share, or New Warrants, to be issued on a share-for-share basis in an amount equal to the number of the warrants that are cash exercised by the holder by May 31, 2019. To date, the holder has exercised approximately 1.2 million warrants for gross proceeds of $1.3 million and approximately 1.2 million New Warrants were issued. Under the terms of the Warrant Exchange Agreement, we may receive aggregate gross proceeds of up to approximately $4.2 million from the cash exercise if all of the warrants under the Exercise Agreement are exercised.

In February 2019, we engaged Cantor Fitzgerald & Co. as a financial advisor to explore a wide range of strategic alternatives, with the ultimate objective being an outcome that is in the best interest of our shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment/financing or a funded collaboration or partnership. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the engagement.

On July 16, 2018, we consummated an underwritten public offering of 6,845,000 shares of common stock and 4,675,000 pre-funded warrants exercisable for shares of common stock, and accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. At closing, we received aggregate net proceeds from the offering of approximately $21.6 million, after deducting underwriting discounts and commissions and offering expenses.

On July 16, 2018, following the consummation of the underwritten public offering, the holders of our shares of Series A convertible preferred stock exchanged an aggregate of $7,871,186 of stated value and accrued but unpaid dividends on their shares for an aggregate of 3,748,184 shares of our common stock and warrants to purchase an aggregate of 3,748,184 shares of our common stock. As a result of such exchange, there are no longer any shares of Series A convertible preferred stock issued and outstanding. The warrants have an exercise price of $2.10 per share and a term of five years. In addition, pursuant to certain anti-dilution provisions included in warrants issued to the holders of our Series A convertible preferred stock in March and May 2018, or PIPE warrants, the exercise price of the PIPE Warrants was automatically adjusted to $2.10 per share from the original exercise price of $6.59 per share.

On November 5, 2018, we entered into a settlement agreement with JGB (Cayman) Newton, Ltd., or JGB, regarding our counterclaims against JGB that were asserted in the litigation originally commenced by JGB in April 2018. As part of the settlement, JGB paid us approximately $6.6 million in exchange for a full discharge of all counterclaims asserted by us against JGB in the litigation. We and JGB also agreed to terminate the senior secured debenture agreement and all related agreements, and JGB released all of its interests in the collateral for the senior secured debenture. See Note 8 to the consolidated financial statements for a description of the litigation and settlement agreement.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel cancer immunotherapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S and nelipepimut-S.

Galinpepimut-S, or GPS

Our lead product candidate, galinpepimut-S, or GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, or MSK, that targets the Wilms tumor 1, or WT1, protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

In November 2018, following discussions with the U.S. Food and Drug Administration, or FDA, regarding a clinical trial design and biostatistical plan, we commenced preparations for a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. This trial is expected to serve as the basis for a Biologics License Application, or BLA, submission, subject to positive results. We are currently ready to start this Phase 3 trial, pending receipt of sufficient funding. We plan to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths).

In December 2018, we initiated a Phase 1/2 multi-arm (‘basket’ type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). We plan to enroll approximately 90 patients at up to 20 centers in the United States. The initial tumor types to be treated will be AML (in patients having achieved partial response as their best hematological response after four cycles of therapy with hypomethylating agents), and ovarian cancer (second or third line), to be followed by triple negative breast cancer, or TNBC, (second line), small cell lung cancer, or SCLC (second line), and colorectal cancer (third or fourth line).

GPS was granted Orphan Drug Product Designations from the FDA as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor, or HER2, expressing cancers. In 2018 we presented data from our Phase 2b study of the combination of trastuzumab plus NPS in HER 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that showed a clinically and statistically significant improvement in the DFS rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. In October 2018, the DSMB, unanimously concluded that the final analysis of the Phase 2b study data, with a median follow-up of 26 months, confirmed that TNBC patients should be the key target population for the development of trastuzumab plus NPS in the adjuvant setting in early-stage HER2 1+/2+ breast cancer patients. We are having ongoing discussions with the FDA to define an optimal path for further development of the combination of NPS plus trastuzumab in TNBC and expect to complete these discussions in the first half of 2019.

FBP-targeting bivalent vaccine (GALE-301/-302)

GALE-301 and GALE 302 are cancer immunotherapies that target the E39 peptide derived from the folate binding protein, or FBP. In a Phase 1/2a investigator sponsored trial, or IST, assessing GALE-301 in ovarian and endometrial cancers, we observed a clinically meaningful improvement in the 24-month rate of disease-free survival. We are evaluating GALE-301/302 for potential internal development, strategic partnership, or other type of product candidate rationalization.

Financial Position

At December 31, 2018, we had cash and cash equivalents of $5.3 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $27.7 million and $23.8 million for the years ended December 31, 2018 and 2017, respectively. Our accumulated deficit as of December 31, 2018 was $81.9 million, and we expect to continue to incur substantial losses in future periods.

Our operating expenses will increase substantially as we continue to advance our product candidates assuming we receive sufficient funding to continue our ongoing studies and initiate our planned studies. We anticipate that our expenses will increase as we:

•	complete our Phase 2 clinical trials and initiate our Phase 3 clinical trials;

•	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, manufacturing, and scientific personnel; and

•	add, acquire of develop operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of product candidates. We expect that our existing cash as of December 31, 2018, together with the gross proceeds of up to $4.2 million we may receive in connection with the exercise of certain warrants to purchase shares of common stock beginning in March 2019, pursuant to a warrant exercise agreement, will enable us to fund our operating expenses through June 2019. In the event that not all of the warrants subject to the warrant exercise agreement are exercised, we will need to raise additional capital earlier than anticipated to fund our operations.

Collaboration and License Agreements

Although we currently have a number of collaborations with corporate partners for the development of our products in various territories worldwide, the following collaborations and license agreements are those that are most significant to us from a financial statement perspective and where significant ongoing collaboration activity exists.

Memorial Sloan Kettering Cancer Center

In September 2014, we entered into a license agreement with MSK, under which we were granted an exclusive license to develop and commercialize MSK’s WT1 peptide vaccine technology. The MSK original license agreement was first amended in October 2015, further amended in August 2016, amended and restated in May 2017 and further amended and restated in October 2017. In connection with the entry of the original license agreement and its amendments, MSK was issued or assigned an aggregate of 4,846 ordinary shares of common stock of the privately held Bermuda exempted company, Sellas Life Sciences Group Ltd., or Private SELLAS, during the year ended December 31, 2017. These shares of common stock were converted into shares of our common stock upon the merger by and among Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS, or the Merger.

Under the terms of the current amended and restated MSK license agreement, we agreed to pay minimum royalty payments in the amount of $0.1 million each year commencing in 2015 and research funding costs of $0.2 million in each year and for three years commencing in January 2016. We also agreed to pay MSK a mid-six digit amount over a one year period in exchange for MSK’s agreement to further amend and restate the MSK license agreement in October 2017. In addition, to the extent certain development and commercial milestones are achieved, we also agreed to pay MSK up to $17.4 million in aggregate milestone payments for each licensed product, and for each additional patent licensed product, up to $2.8 million in additional milestone payments. We also agreed to pay MSK a tiered royalty in the mid-single digits in the event of commercial sales of any licensed products and agreed to raise $25.0 million in gross proceeds no later than December 31, 2018. We raised this amount from the proceeds received from the sale of our Series A Convertible Preferred stock in March 2018 and our underwritten public offering of shares of common stock, pre-funded warrants to purchase shares of common-stock, and warrants to purchase shares of common stock in July 2018. Under the terms of the agreement, we achieved a clinical development milestone the end of the fourth quarter of 2018 triggering a $0.5 million payment in the first quarter of the 2019.

Unless terminated earlier in accordance with its terms, the MSK license agreement, as amended and restated, will continue on a country-by-country and licensed product-by-licensed product basis, until the later of: (a) expiration of the last valid claim embracing such licensed product; (b) expiration of any market exclusivity period granted by law with respect to such licensed product; or (c) ten (10) years from the first commercial sale in such country.

For additional information on our collaboration arrangement with MSK, please read Note 6, Collaborative and License Agreements, to our consolidated financial statements included in this report.

Merck & Co., Inc.

In September 2017, we entered into a clinical trial collaboration and supply agreement through a Merck & Co. ("Merck") subsidiary, whereby we agreed with the Merck subsidiary to collaborate on a research program to evaluate GPS as it is administered in combination with Merck's PD1 blocker pembrolizumab (Keytruda) in a Phase 1/2 clinical trial enrolling patients in up to five cancer indications, including both hematologic malignancies and solid tumors.

The Phase 1/2 clinical trial will utilize a combination of GPS plus pembrolizumab in patients with WT1+ relapsed or refractory tumors. Specifically, the study is expected to explore the following cancer indications: AML, ovarian, triple-negative breast, small cell lung, and colorectal. This study will assess the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations. This trial was initiated in December 2018.

Advaxis, Inc.

In February 2017, we entered into a research and development collaboration agreement with Advaxis, Inc. whereby we agreed to collaborate in a research program to evaluate, through a “proof of principle," or PoP, trial, a clinical candidate comprised of the combination of Advaxis’ proprietary Lm-based antigen delivery technology and GPS, our WT1 peptide. Unless terminated earlier in accordance with its terms, the Advaxis agreement will expire upon the earlier of: (a) completion of the PoP trial, (b) a decision by the parties to cease further development of the clinical candidate or (c) early termination pursuant to the terms of the Advaxis agreement.

The Advaxis agreement provides for cost-sharing between the parties, with Advaxis being responsible for the costs of performing the research activities and filing any IND, cost-sharing for preparation of the IND, and us being responsible for the costs (exclusive of product costs) of conducting the PoP trial. We also agreed to make certain non-refundable milestone payments to Advaxis having an aggregate amount of up to $108.0 million, upon meeting certain clinical, regulatory and commercial milestones. In addition, if net sales exceed certain targets, we agreed to make non-refundable milestone payments of up to $250.0 million and royalty payments based on specified royalty rates, with a maximum rate capped at a percentage rate in the low double digits if net sales exceed $1.0 billion.

The University of Texas M. D. Anderson Cancer Center and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc.

In conjunction with the Merger and the acquisition of NPS, we acquired rights and assumed obligations under a license agreement among Apthera, Inc., our wholly owned subsidiary, the University of Texas M.D. Anderson Cancer Center, or MDACC, and the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., or HJF, which grants exclusive worldwide rights to a U.S. patent covering the nelipepimut-S peptide and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the license agreement we agreed to pay MDACC and HJF up to $3.8 million in aggregate milestone payments to the extent certain development and commercial milestones are reached and a $0.2 million annual maintenance fee. We also agreed to pay MDACC and HJF a tiered royalty in the mid-single digits in the event of commercial sales of any licensed product.

Components of Results of Operations

Research and Development

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

•	manufacturing expenses;

•	outsourced professional scientific development services;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments made under our license agreements agreement, under which we acquired certain intellectual property;

•	expenses relating to certain regulatory activities, including filing fees paid to regulatory agencies;

•	laboratory materials and supplies used to support our research activities; and

•	allocated expenses, utilities and other facility-related costs.

The successful development of our current and future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any current or future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of our clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that ultimately participate in the trials;

•	the number of doses patients receive;

•	the duration of patient follow-up;

•	the results of clinical trials;

•	the expenses associated with manufacturing;

•	the receipt of marketing approvals; and

•	the commercialization of current and future product candidates.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our current or future product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or target indications or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Cancer immunotherapy product commercialization may take several years and millions of dollars in development costs.

Research and development activities are central to our business model. Cancer immunotherapy product candidates in the later stages of clinical development generally have higher development costs than those in the earlier stages of clinical development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we initiate additional and late stage clinical trials and as our research and development relate personnel costs increase, including stock-based compensation.

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include facility related costs, patent filing and prosecution costs, professional fees for business development, accounting, consulting, legal and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC reporting requirements, investor relations costs, and director and officer insurance premiums associated with being a public company.

We anticipate that our general and administrative expenses will decrease as we focus on managing outside service providers in order to preserve capital as we explore strategic alternatives. If and when we believe that regulatory approval of a product candidate appears likely, we anticipate that an increase in payroll and expenses will occur as a result of our preparation for commercial operations, particularly as it relates to the sales and marketing of such product candidate.

In Process Research and Development Impairment Charge

This charge relates to the impairment charge recognized in connection with the abandonment of our GALE-401 IPR&D asset.

Severance Costs Related to the Merger

Severance costs include employee-related costs associated with severance payments to certain former Galena employees which were incurred in connection with the Merger.

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, loss on settlement of liability-classified warrants, and interest expense, net. Interest expense, net primarily reflects interest expense incurred on our convertible term notes and other loans held with current and former stockholders, offset by the interest earned from our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

(dollars in thousands)	Year ended December 31,
	2018	2017	Change
Operating expenses:
Research and development	$8,767	$6,067	$2,700
General and administrative	12,772	15,089	(2,317)
In-process research and development impairment charge	9,550	—	9,550
Severance costs related to Merger	—	1,883	(1,883)
Total operating expenses and operating loss	(31,089)	(23,039)	8,050
Non-operating income (expense)	2,041	(462)	(2,503)
Loss before income taxes	(29,048)	(23,501)	5,547
Income tax expense (benefit)	(1,378)	253	(1,631)
Net loss	$(27,670)	$(23,754)	$3,916

For the year ended December 31, 2018, our net loss was $27.7 million compared with a net loss of $23.8 million for the year ended December 31, 2017. The increase of $3.9 million in net loss was primarily attributable to an increase in operating loss of $8.1 million, primarily driven by a one-time non-cash charge of $9.6 million for impairment of in-process research and development, partially offset by an increase in non-operating income of $2.5 million and an increase in income tax benefit of $1.6 million.

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $8.8 million for the year ended December 31, 2018 compared to $6.1 million for the year ended December 31, 2017. As compared to the prior period, research and development expenses experienced a $1.4 million increase in clinical and regulatory consulting, a $1.0 million increase in licensing fees, and a $1.4 million increase in clinical expenses driven by startup costs related to the Phase 1/2 basket trial of GPS in combination with pembrolizumab (Keytruda®) in multiple tumor types during 2018, and ongoing costs incurred related to the Phase 2b trial of NPS in combination with trastuzumab (Herceptin®). These increases were partially offset by a $0.8 million decrease in compensation and benefits, including stock-based compensation, a $0.2 million decrease in manufacturing expenses, and $0.3 million in other expenses. We anticipate that our research and development expenses will increase in the future as we continue to advance our product candidates into and through clinical trials, including the basket trial of GPS in combination with pembrolizumab and our Planned 3 trial of GPS in AML.

General and Administrative

General and administrative expenses were $12.8 million for the year ended December 31, 2018 compared to $15.1 million for the year ended December 31, 2017. The $2.3 million decrease was primarily driven by a decrease in compensation and employee benefits of $1.1 million, including stock-based compensation, and a $4.5 million decrease in banking and advisory fees that were incurred in 2017 related to the Merger. These decreases were partially offset by a $1.2 million increase in outside services and public company costs, a $1.2 million increase in insurance premiums, $0.4 million increase in rebates and returns of former commercial products, and a $0.5 million increase in other expenses. Such increases during 2018 are a result of an increase in accounting, consulting, and tax-related services associated with maintaining compliance with Nasdaq and SEC reporting requirements, investor relations costs, and director and officer insurance premiums associated with being a public company.

Asset Impairment

In January 2014, Galena, our predecessor-in-interest, acquired the worldwide rights to develop and commercialize anagrelide CR formulation (GALE-401) through its acquisition of Mills Pharmaceuticals, LLC, or Mills. The license agreement (“BVI Agreement”) for GALE-401 between Mills and BioVascular, Inc. (“BioVascular”) provides that Mills may terminate the BVI Agreement by providing 60 days written notice to BioVascular. On December 5, 2018, our Board of Directors approved the termination of the BVI Agreement and we, on behalf of Mills, provided written notice of such termination to BioVascular and confirmed that Mills will no longer support or pursue the filing, prosecution, or maintenance of any patent covered in the BVI Agreement. We previously disclosed that management had been evaluating GALE-401, among other items, for potential internal development, strategic partnership, or other types of product rationalizations and determined that further development of GALE-401 is outside of the scope of our core focus on cancer immunotherapy/cancer vaccine development. We recognized asset impairment expenses of approximately $9.6 million for the year ended December 31, 2018. Included in the asset impairment expenses are a non-cash charge of approximately $9.1 million for impairment of intangible assets recorded as in-process research and development and an additional $0.5 million of milestone payments recorded as deposits and other assets.

Severance Costs related to Merger

There were no severance costs related to the Merger for the year ended December 31, 2018. Severance costs incurred during the year ended December 31, 2017 include employee-related costs for severance of certain former Galena employees of approximately $1.9 million. The amount was paid by Galena prior to the consummation of the Merger and subsequently recognized as an expense by the combined company immediately following the closing of the Merger. Such termination resulted in contingent consideration being paid out in the form of severance based on change of control provisions in their employment agreements. Their employment agreements all required both a change of control and termination of employment, or a double trigger in connection with the payment of such severance amounts. Since there was a change of control as a result of the Merger and Galena terminated all employees prior to the closing, with both provisions of the double trigger were satisfied and the severance is treated as an action triggered by the accounting acquirer, Private SELLAS.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the years ended December 31, 2018 and 2017, respectively, was as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017	Change
Change in fair value of warrant liability	$5,300	$—	$5,300
Change in fair value of the contingent consideration	(3,032)	—	(3,032)
Loss on settlement of liability-classified warrants	(727)	—	(727)
Gain on extinguishment of debt	766	—	766
Interest expense, net	(266)	(462)	196
Total non-operating income (expense), net	$2,041	$(462)	$2,503

The increase in our net non-operating income (expense) during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $5.3 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of our common stock and a $0.8 million gain on extinguishment of debt. The decrease in the estimated fair value of our warrant liability was primarily due to the decrease in our common stock price. The $0.8 million gain on extinguishment of debt relates to the settlement with JGB, the holder of our former senior secured debenture. As a result of the settlement, the $0.8 million of additional interest that was due at maturity was forgiven. See Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the litigation and settlement agreement.

These amounts were partially offset by a $3.0 million increase in the fair value of the contingent consideration liability and a $0.7 million loss on settlement of liability-classified awards. The change in the estimated fair value of the contingent consideration during the year ended December 31, 2018 reflects an adjusted probability and time-line for the potential approval of NPS associated with the positive interim data from the Phase 2b investigator-sponsored clinical trial of trastuzumab +/- NPS in HER2 1+/2+ breast cancer patients that was announced on April 2, 2018.

The $0.7 million loss on settlement of liability-classified warrants relates to warrants to acquire shares of common stock issued by Galena in February 2017 that were assumed in the Merger. During the year ended December 31, 2018, a total of 534,333 of the liability-classified warrants were canceled under various warrant exchange agreements, as further described herein. We issued 54,343 shares of our common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of our common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 412,667 shares of our common stock, as described in Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The fair value of the consideration exchanged which totaled approximately $1.3 million exceeded the fair value of the warrant liability of the canceled warrants by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the consolidated statement of operations for the year ended December 31, 2018.

Interest expense, net for the years ended December 31, 2018 and 2017 primarily consists of interest expense incurred on our long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The changes in fair value of warrant liability, changes in fair value of contingent consideration, the loss on settlement of liability-classified warrants, and the gain on extinguishment of debt are all non-cash in nature.

Income Tax Expense (Benefit)

For the year ended December 31, 2018 we recognized an income tax benefit of $1.4 million primarily attributable to the intangible asset impairment charge. For the year ended December 31, 2017, we recognized income tax expense of $0.3 million.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements in the years ended December 31, 2018 and 2017. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds from sale of debt and equity securities.

On March 6, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with one of the holders of our warrants issued in July 2018. Pursuant to the Exercise Agreement, such holder agreed that it would cash exercise up to 3,800,000 of its warrants issued in July 2018 into shares of common stock at a reduced exercise price of $1.10 per share for any warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3,800,000 shares of common stock at an exercise price of $1.40 per share, or New Warrants, to be issued on a share-for-share basis in an amount equal to the number of the warrants that are cash exercised by the holder by May 31, 2019. To date, the holder has exercised approximately 1.2 million warrants for gross proceeds of $1.3 million and approximately 1.2 million New Warrants were issued. Under the terms of the Warrant Exchange Agreement, we may receive aggregate gross proceeds of up to approximately $4.2 million from the cash exercise if all of the warrants under the Exercise Agreement are exercised.

On July 16, 2018, we completed an underwritten public offering, or the July 2018 Offering, pursuant to which we sold (i) 6,845,000 shares of common stock, (ii) 4,675,000 pre-funded warrants exercisable for shares of common stock and (iii) accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.10 per share and accompanying common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $2.0999 per pre-funded warrant and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of our common stock at an exercise price of $2.10 per share. The common stock warrants are exercisable immediately and will expire five years from the date of issuance, or on July 16, 2023. The pre-funded warrants are exercisable immediately, have an exercise price of $0.0001 per share, and will expire on July 16, 2023, five years from the date of issuance. The net proceeds to us from the July 2018 Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $21.6 million.

On March 7, 2018, we entered into a securities purchase agreement to issue an aggregate of 10,700 shares of Series A convertible preferred stock, and warrants to acquire 1,383,631 shares of our common stock in a private placement transaction to a select group of institutional investors. The sale of the Series A convertible preferred stock completed in two tranches and resulted in net proceeds to us, after deducting the underwriting discounts and commissions and other estimated offering expenses, of $9.6 million. We completed the first tranche for approximately $6.0 million gross proceeds on March 9, 2018. We completed the second tranche of the remaining $4.7 million gross proceeds on May 1, 2018, following stockholder approval.

In addition, in the first half of 2018, JGB redeemed $2.8 million of outstanding principal under that certain senior secured debenture that was satisfied with 659,529 shares of our common stock and redeemed $0.6 million of outstanding principal, which we satisfied in cash. As a result of the redemptions, we transferred $1.8 million out of restricted cash and cash equivalents and into unrestricted cash and cash equivalents to be used to fund our ongoing operations. Pursuant to the terms of the settlement agreement in the JGB litigation described in Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, JGB made a one-time payment to the Company of $6.6 million in November 2018.

As of December 31, 2018, we had an accumulated deficit of $81.9 million, cash and cash equivalents of $5.3 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $6.0 million as of December 31, 2018. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash of $5.3 million as of December 31, 2018, together with the gross proceeds of up to $4.2 million we may receive in connection with the exercise of certain warrants to purchase shares of common stock beginning in March 2019, pursuant to a warrant exercise agreement, will enable us to fund our operating expenses through June 2019. In the event that not all of the warrants subject to the warrant exercise agreement are exercised, we will need to raise additional capital earlier than anticipated to fund our operations.

We will require substantial additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. Alternatively, we will be required to scale back our plans and place certain activities on hold. We currently do not have any commitments to obtain additional funds (other than in connection with the warrant exercise agreement) and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. In addition to evaluating strategic alternatives, our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. However, at this stage our management does not believe liquidation is imminent.

In February 2019, we engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives to continue our business plan, with the ultimate objective being an outcome that is in the best interest of shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of corporate assets, a funded collaboration or partnership, or a financing which would allow the Company to continue with its current business plan of developing its development plans for its lead product candidates. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the engagement.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing or other strategic alternatives discussed above, (ii) our ability to complete revenue-generating partnerships with pharmaceutical companies, (iii) the success of our research and development activities, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our proposed future products.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2018 and 2017 (amounts in thousands):

	For the Twelve Months Ended December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	(30,422)	(10,989)
Investing activities	—	12,158
Financing activities	23,123	5,534
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(7,299)	$6,703

Net Cash Flow from Operating Activities

Net cash used in operating activities of $30.4 million during the year ended December 31, 2018 was primarily attributable to our net loss of $27.7 million. This amount was offset by various net non-cash charges of $7.3 million, which was comprised of a $9.1 million impairment of the Company's IPR&D asset associated with the GALE-401 product candidate, a $3.0 million increase in the fair value of our contingent consideration liability, $1.3 million increase in the fair value of common stock issued in connection with litigation settlements, and $0.7 million loss on settlement of liability-classified warrants, and $0.4 million in non-cash stock-based compensation expense. These amounts were partially offset by a gain of $5.3 million from the decrease in the fair value of liability-classified warrants and a $0.8 million gain on extinguishment of debt. The net change in our operating assets and liabilities of $10.0 million is primarily attributable to a decrease in our accounts payable and accrued expenses.

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

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $1.8 million of unrestricted cash and cash equivalents and $10.4 million of restricted cash and cash equivalents for the year ended December 31, 2017, which was acquired as a result of the Merger. There were no such activities in 2018.

Net Cash Flow from Financing Activities

We generated $23.1 million of net cash from financing activities for the year ended December 31, 2018, which was primarily attributable to $21.6 million in net proceeds from the sale of common stock and common stock warrants, $9.6 million in net proceeds from the sale of the Series A convertible preferred stock and warrants, partially offset by $7.6 million in principal payments on our previously outstanding senior secured debenture.

We generated $5.5 million of net cash from financing activities for the year ended December 31, 2017, which was primarily attributable to $6.0 million in net proceeds from the sale of shares of our common stock, partially offset by $0.5 million in principal payments on long-term debt.

Contractual Obligations

We acquire product candidates still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the product candidate in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). We also typically have to make royalty payments based upon a percentage of the sales of the product candidate in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

These arrangements may be material individually, and in the event that multiple milestones are reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to terminate development of the product candidate, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the product candidate successfully achieves clinical testing objectives.

As of December 31, 2018, we had the following noncancelable contractual commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating lease (1)	$601	$377	$224	$—	$—

(1) Operating lease obligations reflect our obligation to make payments in connection with our corporate headquarters in New York, NY.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements other than operating leases as of December 31, 2018.

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this annual report on Form10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Intangible Assets

In conjunction with the Merger, we recorded intangible assets related to in-process research and development, or IPR&D. We had total intangible assets of $8.5 million and $17.6 million as of December 31, 2018 and 2017, respectively.

The identifiable intangible assets are measured at their respective fair values as of the acquisition date and may be subject to revision within the measurement period, which may be up to one year from the acquisition date. The models used in valuing these intangible assets require the use of significant estimates and assumptions including but not limited to:

•	estimates of revenue and operating profits related to products or product candidates;

•	the probability of success for unapproved product candidates considering their stages of development;

•	the time and resources needed to complete the development and approval of product candidates;

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

We perform our annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Goodwill is evaluated for impairment using the simplified test of goodwill impairment as defined by the FASB Accounting Standards Update No. 2017-04. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. We did not recognize any impairment of goodwill during the years ended December 31, 2018 and 2017.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers require advance payments; however, some invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	Vendors in connection with preclinical development activities;

•	the production of preclinical and clinical trial materials; and

•	CROs in connection with clinical trials; and investigative sites in connection with clinical trials.

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

Valuation of Contingent Consideration

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

Stock-Based Compensation

We account for stock-based compensation by estimating the fair value of each stock option on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense on a straight-line basis over the vesting term. We account for stock-options issued to non-employees by valuing the award using the Black-Scholes model and re-measuring such awards to the current fair value until the awards are vested or a performance commitment has otherwise been reached. Because the fair market value of options granted to non-employee sis subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

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

We measure compensation for RSUs based on the price of our shares at the grant date and we recognize the expense on a straight-line basis over the vesting period. The expense relating to RSUs that contain both a service and a performance condition is estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition would be met. As a result, if we revise such assessment, our stock-based compensation expense could change.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services. We may also issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes.

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the year ended December 31, 2018, we issued warrants to purchase approximately 1,383,631 shares of common stock, in connection with sale of equity securities which the holders of such warrants have an option to put the warrants back to us in certain events. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the fair value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined, and the warrants are determined not to be indexed to the Company’s own stock.

The derivative liabilities are remeasured each period end to the estimated fair value. The fair value of our derivative liabilities is estimated using the appropriate pricing model, with the following assumptions used for the initial measurement of warrants granted:

2018
Risk free interest rate	2.76%
Volatility	83.14%
Expected lives (years)	5.5
Expected dividend yield	—

There were no warrants granted in 2017 accounted for as liabilities. The Company’s expected common stock price volatility assumption is based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for the warrants are estimated to coincide with the contractual terms of the warrants.

Recent Accounting Pronouncements Pending Adoption

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 modifies, adds and removes certain specific disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of the new standard on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU No. 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (i) liability-classified nonemployee awards that have not been settled as of the adoption date and (ii) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-07 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated results of operations, financial position and cash flows and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and No. 2018-11, Leases (Topic 842) - Targeted Improvements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and the Company adopted the standard effective January 1, 2019. The standard requires the use of a modified retrospective transition approach, applying the new standard to all leases existing at the adoption date. We estimate that the adoption of the standard will result in the recognition of an ROU asset and lease liability of approximately $0.5 million.

Recent Accounting Pronouncements Adopted

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, the Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. The Company's consolidated statement of cash flows for the year ended December 31, 2017 was reclassified to to conform to the current year presentation.

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$5,337	$2,319
Restricted cash and cash equivalents	114	10,431
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,451	$12,750

In connection with the Company's Senior Secured Debenture described in Notes 9, the Company was required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance were to be transferred to the Company's unrestricted account to fund its ongoing operations. As of December 31, 2017, the Company maintained $10.2 million of cash and cash equivalents in a restricted account. The Senior Secured Debenture was no longer outstanding as of December 31, 2018. In addition, the Company maintained $0.1 million and $0.2 million as of December 31, 2018 and December 31, 2017, respectively, on hand with the Company's financial institutions as collateral for its corporate credit cards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 22, 2019

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$5,337	$2,319
Restricted cash and cash equivalents	114	10,431
Prepaid expenses and other current assets	387	337
Total current assets	5,838	13,087
In-process research and development	8,500	17,600
Goodwill	1,914	1,914
Deposits and other assets	663	925
Total assets	$16,915	$33,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$8,377
Accounts payable	3,755	11,691
Accrued expenses and other current liabilities	2,219	3,201
Litigation settlement payable	—	1,300
Total current liabilities	5,974	24,569
Deferred tax liability	357	1,673
Warrant liability	1,013	1,309
Contingent consideration	4,326	1,294
Long-term debt, net of current portion	—	2,611
Total liabilities	11,670	31,456
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 22,026,476 shares issued and outstanding at December 31, 2018; 5,766,891 shares issued and outstanding at December 31, 2017	2	1
Additional paid-in capital	87,098	56,254
Accumulated deficit	(81,855)	(54,185)
Total stockholders’ equity	5,245	2,070
Total liabilities and stockholders’ equity	$16,915	$33,526

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$8,767	$6,067
General and administrative	12,772	15,089
In-process research and development impairment charge	9,550	—
Severance costs related to Merger	—	1,883
Total operating expenses and operating loss	(31,089)	(23,039)
Non-operating income (expense):
Change in fair value of warrant liability	5,300	—
Change in fair value of contingent consideration	(3,032)	—
Loss on settlement of liability-classified warrants	(727)	—
Gain on extinguishment of debt	766	—
Interest expense, net	(266)	(462)
Total non-operating income (expense), net	2,041	(462)
Loss before income taxes	(29,048)	(23,501)
Income tax expense (benefit)	(1,378)	253
Net loss	(27,670)	(23,754)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	(4,436)	—
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	(8,654)	—
Impact of anti-dilution protection on liability-classified warrants	(491)	—
Deemed dividend on conversion of 2015 Sely Note	$—	$(675)
Net loss attributable to common stockholders	$(41,251)	$(24,429)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(3.15)	$(10.44)
Weighted-average common shares outstanding, basic and diluted	13,077,140	2,340,368

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	—	$—	1,268,489	$—	$25,434	$(30,431)	$(4,997)
Shares issued in connection with amendments to MSK license	—	—	83,594	—	388	—	388
Shares issued upon conversion of 2015 Shareholder Notes and accrued interest	—	—	330,551	—	1,294	—	1,294
Sale of common shares to related parties	—	—	1,534,711	—	6,007	—	6,007
Shares issued in connection with settlement of related party payables	—	—	96,662	—	378	—	378
Shares issued upon the acceleration for restricted stock units	—	—	46,373	—	—	—	—
Shares issued upon cancellation of Equilibria restricted stock units	—	—	58,208	—	—	—	—
Shares issued in connection with acquisition of Galena	—	—	1,588,605	1	12,486	—	12,487
Fair value of assumed options issued in connection with acquisition of Galena	—	—	—	—	32	—	32
Shares and common stock warrants issued upon conversion of 2015 Sely Note and accrued interest to Equilibria	—	—	632,326	—	6,739	—	6,739
Deemed dividend associated with conversion of 2015 Sely Note and common stock warrant issuance to Equilibria	—	—	—	—	(675)	—	(675)
Shares issued to Equilibria for incentive fee payment in connection with the acquisition of Galena	—	—	119,672	—	941	—	941
Shares issued to MSK for anti-dilution provisions	—	—	7,700	—	61	—	61
Stock-based compensation expense	—	—	—	—	3,169	—	3,169
Net loss	—	—	—	—	—	(23.754)	(23,754)
Balance at December 31, 2017	—	$—	5,766,891	$1	$56,254	$(54,185)	$2,070
Issuance of common stock and common stock warrants, net of issuance costs	—	—	6,845,000	1	21,563	—	21,564
Issuance of common stock upon exercise of pre-funded warrants	—	—	4,049,783	—	—	—	—
Issuance of Series A convertible preferred stock, net of offering costs	10,700	—	—	—	9,647	—	9,647
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(5,039)	—	(5,039)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(4,436)	—	(4,436)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	4,436	—	4,436
Conversion of Series A convertible preferred stock	(2,898)	—	499,682	—	—	—	—
Issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	(7,802)	—	3,748,184	—	(8,654)	—	(8,654)
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	—	—	—	—	8,654	—	8,654
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(491)	—	(491)

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Convertible preferred stock dividends	—	—	—	—	(487)	—	(487)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	715,277	—	2,896	—	2,896
Issuance of common stock in connection with litigation settlements	—	—	228,672	—	1,250	—	1,250
Issuance of common stock upon conversion of promissory notes	—	—	118,644	—	825	—	825
Issuance of common stock in connection with warrant exchange agreements	—	—	54,343	—	285	—	285
Stock-based compensation	—	—	—	—	395	—	395
Net loss	—	—	—	—	—	(27,670)	(27,670)
Balance at December 31, 2018	—	$—	22,026,476	$2	$87,098	$(81,855)	$5,245

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,670)	$(23,754)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(766)	—
Non-cash In-process research and development impairment charge	9,100	—
Non-cash interest expense	134	—
Amortization of research and development expense	—	258
Deferred income taxes	(1,316)	—
Non-cash stock-based compensation	395	3,169
Fair value of common stock issued in exchange for services	—	449
Fair value of common stock issued in connection with litigation settlements	1,250	—
Fair value of shares issued for incentive fee to Equilibria	—	941
Change in fair value of common stock warrants	(5,302)	—
Change in fair value of contingent consideration	3,032	—
Loss on settlement of liability-classified warrants	727	—
Severance costs paid by Galena	—	1,883
Changes in operating assets and liabilities:
Prepaid expenses and other assets	212	73
Accounts payable	(7,936)	8,366
Accrued expenses and other current liabilities	(2,282)	(2,374)
Net cash used in operating activities	(30,422)	(10,989)
Cash flows from investing activities:
Net cash acquired from acquisition of Galena	—	12,158
Net cash used from investing activities	—	12,158
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock and common stock warrants, net of issuance costs	9,647	—
Proceeds from issuance of common stock, net of issuance costs	21,564	6,007
Dividends paid	(487)	—
Principal payments on long-term debt	(7,601)	(473)
Net cash provided by financing activities	23,123	5,534
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(7,299)	6,703
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	12,750	6,047
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$5,451	$12,750

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$186	$—
Cash paid during the periods for interest	$321	$—
Supplemental disclosure of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock recorded as issuance cost	$5,530	$—
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	$4,436	$—
Repayment of interest and principal on long-term debt through issuance of common stock	$3,721	$—
Reclassification of warrant liabilities upon exchange for shares of common stock	$285	$—
Impact of anti-dilution protection on liability-classified warrants	$491	$—
Debt issued in connection with warrant exchange agreements	$966	$—
Shares issued in connection with acquisition of Galena	$—	$12,487
Fair value of options assumed in connection with acquisition of Galena	$—	$32
Related party payable settled in shares	$—	$228
Memorial Sloan Kettering Cancer Center payable settled in shares	$—	$150
Shares issued upon conversion of 2015 Shareholder Notes and accrued interest	$—	$1,294
Shares issued upon conversion of 2015 Sely Note and accrued interest to Equilibria	$—	$6,064
Deemed dividend associated with conversion of 2015 Sely Note and common stock warrant issuance to Equilibria	$—	$675
See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company," or “SELLAS”) is a clinical-stage biopharmaceutical company focused on the development of novel cancer immunotherapeutics for a broad range of indications.

Merger of Galena Biopharma, Inc. and SELLAS Life Sciences Group Ltd.

As used in this annual report on Form 10-K, the words the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following completion of the business combination with Galena Biopharma, Inc., a Delaware corporation ("Galena"). This business combination is referred to as the Merger.

On December 29, 2017, Galena completed the Merger with SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company ("Private SELLAS"), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017 (the "Merger Agreement"), among the Galena, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. As a result of the Merger, the Company’s business is now substantially comprised of the business of Private SELLAS, and although the Company is considered the legal acquiror of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired the Company in the Merger. Consequently, the Merger was accounted for as a reverse acquisition and the Private SELLAS financial statements became the Company's financial statements.

Immediately prior to the Merger, Galena effected a 1-for-30 reverse stock split of its outstanding common stock, par value $0.0001 per share. Under the terms of the Merger Agreement, Galena issued shares of its common stock to Private SELLAS’ securityholders at an exchange ratio of 43.9972 shares of its common stock in exchange for each common share of Private SELLAS outstanding immediately prior to the Merger. The Company also assumed all of the restricted stock units (“RSUs”) issued and outstanding under the Private SELLAS Stock Incentive Plan #1, and all of the issued and outstanding warrants of Private SELLAS. Accordingly, such RSUs will now be settled in, and such warrants now are exercisable for, shares of the Company’s common stock. Accordingly, immediately after the Merger, there were 5,766,891 shares of the Company’s common stock outstanding, with the former Private SELLAS securityholders owning 67.5% of the Company’s fully diluted common stock, and the Company’s pre-Merger securityholders owning the remaining 32.5%. The number of shares and per share amounts of common stock in the accompanying consolidated financial statements and notes to the consolidated financial statements have been restated to give retroactive effect to the common stock conversion ratio and reverse stock split for all periods presented, including common stock options, RSUs, and common stock warrants.

Upon completion of the Merger, the Company’s name changed from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.," the Company’s financial statements became those of Private SELLAS, and the Company's common stock began trading on The Nasdaq Capital Market under the new ticker symbol “SLS” on January 2, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 16, 2018, the Company completed an underwritten public offering (the "July 2018 Offering"), and issued (i) 6,845,000 shares of common stock, (ii) 4,675,000 pre-funded warrants exercisable for shares of common stock and (iii) accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.10 per share and accompanying common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $2.0999 per pre-funded warrant and common stock warrant. Each common stock warrant sold with the shares of common stock and pre-funded warrants represents the right to purchase one share of the Company’s common stock at an exercise price of $2.10 per share. The common stock warrants are exercisable immediately and will expire on July 16, 2023, five years from the date of issuance. The pre-funded warrants are exercisable immediately, have an exercise price of $0.0001 per share, and will expire on July 16, 2023, five years from the date of issuance. The net proceeds to the Company from the July 2018 Offering, after deducting the underwriting discounts and commissions and other offering expenses, and excluding the exercise of any warrants, were approximately $21.6 million.

In addition to the proceeds from the July 2018 Offering, on March 7, 2018, the Company entered into a securities purchase agreement to issue shares of its Series A convertible preferred stock (“Series A Convertible Preferred”) and warrants to purchase shares of its common stock in a private placement transaction to a select group of institutional investors. The sale of the aggregate 10,700 shares of Series A Convertible Preferred and 5.5 year warrants to acquire an aggregate of 1,383,631 shares of common stock at $6.59 per share was completed in two tranches and resulted in aggregate gross proceeds to the Company of approximately $10.7 million. The Company completed the first tranche for approximately $6.0 million gross proceeds on March 9, 2018. The Company completed the second tranche of the remaining $4.7 million gross proceeds on May 1, 2018, following stockholder approval.

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

In February 2019, the Company engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives to continue the Company's business plan, with the ultimate objective being an outcome that is in the best interest of the Company's shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of corporate assets, a funded collaboration or partnership, or a financing which would allow the Company to continue with its current business plan of developing its development plans for its lead product candidates. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the engagement.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has evaluated the guidance of Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year from the date its financial statements are available to be issued. The Company has prepared its consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As of December 31, 2018, the Company had cash and cash equivalents of $5.3 million and a restricted cash balance of $0.1 million. In addition, the Company had outstanding accounts payable and accrued expenses of $6.0 million as of December 31, 2018. The Company expects its existing cash as of December 31, 2018, together with the gross proceeds of up to $4.2 million the Company may receive in connection with the exercise of certain warrants to purchase shares of common stock beginning in March 2019, pursuant to a warrant exercise agreement, will enable the Company to fund its operating expenses through June 2019. In the event that not all of the warrants subject to the warrant exercise agreement are exercised, the Company will need to raise additional capital earlier than anticipated to fund our operations.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and our wholly owned subsidiaries, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Private SELLAS, SLSG US, Inc., Sellas Life Sciences Limited, Sellas Life Sciences Group UK Ltd., Apthera, Inc., and Mills Pharmaceuticals, Inc. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s convertible notes that were outstanding as of December 31, 2017 approximate fair value due to the debt carrying a variable interest rate that is tied to the current London Interbank Offer Rate (“LIBOR”) rate. The fair value of the convertible notes is determined using a binomial lattice model that utilizes certain unobservable inputs that fall within Level 3 of the fair value hierarchy. The fair value of the warrants is determined using a Black-Scholes pricing model.

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

Restricted Cash and Cash Equivalents

Restricted cash consists of the minimum cash covenant as required by the debenture (see Note 9) and certificates of deposit on hand with the Company’s financial institutions as collateral for its corporate credit cards.

Intangible Assets

Intangible assets are comprised of identifiable in-process research and development (“IPR&D”) assets and are considered indefinite-lived intangible assets and are assessed for impairment annually on October 1 or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss. In the fourth quarter of 2018, the Company abandoned future development efforts for the IPR&D asset associated with the GALE-401 product candidate and recorded an impairment charge of $9.6 million, which was equal to the acquired value of GALE-401 of $9.1 million plus $0.5 million recorded as deposits and other assets related to upfront milestone payments. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. See Note 5 for further discussion of the Company's intangible assets.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs its annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Goodwill is evaluated for impairment using the simplified test of goodwill impairment as defined by FASB ASU No. 2017-04. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2018 and 2017.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Severance Costs Related to Merger

The Company recognized and paid $1.9 million of exit costs during 2017 related to severance benefits for certain former Galena employees terminated immediately prior to the consummation of the Merger.

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

Stock-based Compensation

The Company follows the provisions of the FASB ASC Topic 718, “Compensation— Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, non-employee directors, and consultants, including stock options and warrants. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options and warrants granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non-Employees.” Non-employee option and warrant grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to vesting, the value of these options and warrants, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options and warrants granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with FASBASC 740-10, “Accounting for Income Taxes” (“ASC740-10”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC740-10 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The recognition and measurement of benefits related to the company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.

On December 22, 2017 the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”). This legislation makes significant changes in the United States tax laws including, but not limited to, reducing the corporate tax rate to 21% starting in 2018. The 2017 Tax Act required the Company to revalue its deferred tax assets and liabilities to the new rate of 21%. For the years ended December 31, 2018 and December 31, 2017, the Company recognized an income tax benefit of $1.4 million and an income tax expense of $0.3 million, respectively. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company completed the analysis based on legislative updates relating to the Act currently available, and no material adjustments have been recorded as of December 31, 2018.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017
Common stock warrants	17,698	963
Stock options	395	10
Unvested restricted stock awards	13	13
	18,106	986

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Accounting Pronouncements Pending Adoption

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies, adds and removes certain specific the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of the new standard on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU No. 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (i) liability-classified nonemployee awards that have not been settled as of the adoption date and (ii) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-07 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated results of operations, financial position and cash flows and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and No. 2018-11, Leases (Topic 842) - Targeted Improvements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and the Company adopted the standard effective January 1, 2019. The standard requires the use of a modified retrospective transition approach, applying the new standard to all leases existing at the adoption date. The Company estimates that the adoption of the standard will result in the recognition of an ROU asset and lease liability of approximately $0.5 million.

Recent Accounting Pronouncements Adopted

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, the Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. The Company's consolidated statement of cash flows for the year ended December 31, 2017 was reclassified to to conform to the current year presentation.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$5,337	$2,319
Restricted cash and cash equivalents	114	10,431
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,451	$12,750

In connection with the Company's Senior Secured Debenture described in Note 9, the Company was required to maintain a minimum of the lesser of $18.5 million or the outstanding principal amount of unencumbered cash in a restricted account. Any funds in the restricted account in excess of the outstanding principal balance were to be transferred to the Company's unrestricted account to fund its ongoing operations. As of December 31, 2017, the Company maintained $10.2 million of cash and cash equivalents in a restricted account. The Senior Secured Debenture was no longer outstanding as of December 31, 2018. In addition, the Company maintained $0.1 million and $0.2 million as of December 31, 2018 and December 31, 2017, respectively, on hand with the Company's financial institutions as collateral for its corporate credit cards.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Acquisition

On December 29, 2017, the Company completed the Merger with Private SELLAS as discussed in Note 1. The Merger was accounted for as a reverse merger under the acquisition method of accounting, whereby Private SELLAS was considered to have acquired the Company for financial reporting purposes because, immediately upon completion of the Merger, Private SELLAS stockholders held a majority of the voting interest of the combined company.

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

Fair value of the Company's pre-Merger shares outstanding	$12,487
Estimated fair value of the Company's pre-Merger stock options outstanding	32
Total purchase price	$12,519

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following summary pro forma consolidated financial information reflects the Merger with Galena as if it had occurred on January 1, 2017 for purposes of the statements of operations. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Merger in fact occurred on January 1, 2017, and is not intended to project the Company’s results of operations for any future period.

Year Ended December 31, 2017
Net loss (in thousands)	$(24,089)
Basic and diluted net loss per share	$5.15

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

5. Goodwill and Intangible Assets

The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary. The Company's goodwill balance at December 31, 2018 and 2017 was $1.9 million.

Intangible assets consist of IPR&D acquired as part of the Merger. IPR&D assets represent research and development assets that have not yet reached commercialization. The Company's intangible assets consist of the following:

	Year Ended December 31,
	2018	2017
NPS	$5,700	$5,700
GALE-401	—	9,100
GALE-301 and GALE-302	2,800	2,800
	$8,500	$17,600

The Company's IPR&D assets consist of the NPS program for the prevention of cancer recurrent in breast cancer patients, and the GALE-301 and GALE-302 programs for the prevention of cancer recurrent in ovarian and endometrial cancer patients in the adjuvant setting. In the fourth quarter of 2018, the Company abandoned future development efforts for the IPR&D asset associated with the GALE-401 product candidate and recorded an impairment charge of $9.6 million, which was equal to the acquired value of GALE-401 of $9.1 million plus $0.5 million recorded as deposits and other assets related to upfront milestone payments associated with that product candidate. The abandonment also resulted in an income tax benefit of $1.4 million.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As part of the consideration for the rights, privileges and licenses granted under the Original MSK License Agreement, the Company issued 13,199 shares to MSK representing 1.5% of the Company’s fully diluted share capital as of the MSK Effective Date, which obligation was satisfied by assignment of 6,599 shares from each of the Company’s President, Chief Executive Officer, and co-founder, Dr. Angelos M. Stergiou, and the Company’s other co-founder, Dr. Miltiadis Sougioultzoglou (M.D.), to MSK, for which they received no consideration. Additionally, the Company was obligated to pay upfront license fees in an amount equal to $1.3 million. The Company recognized this amount as research and development expense during the year ended December 31, 2014, as it had no alternative future use. The Company would further be obligated to pay minimum royalty payments in the amount of $0.1 million each year commencing in 2015 and research funding costs of $0.2 million in each year and for three years commencing in January 2015. In addition, to the extent certain development and commercial milestones are achieved, the Company will be required to pay MSK up to $17.4 million in milestone payments for each licensed product, in addition to royalties in the event of commercial sales of any licensed products.

The Original MSK License Agreement, unless terminated earlier in accordance with the terms of the Original MSK License Agreement, will continue on a country-by-country and licensed product-by-licensed product basis, until the later of: (i) expiration of the last valid claim embracing such licensed product; (ii) expiration of any market exclusivity period granted by law with respect to such licensed product; or (iii) ten (10) years from the first commercial sale in such country.

On October 30, 2015, the Company and MSK entered into the License Amendment, Waiver and Share Issuance Agreement (the “First MSK Amendment”). The First MSK Amendment extended the date required for the Company to obtain financing from August 1, 2015 to December 31, 2016, modified the amount of required financing and waived past non-compliance with certain related provisions of the Original MSK License Agreement. In exchange for the First MSK Amendment, the Company agreed to issue an aggregate of 10,867 shares to MSK, which represented 1% of the fully diluted share capital of the Company at such date. The First MSK Amendment added certain anti-dilution protection clauses and entitled MSK to additional shares to the extent the Company was not able to obtain the required financing.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The MSK A&R License Agreement, among other changes, added certain milestone payments for each additional patent licensed product as defined in the MSK A&R License Agreement, and amended the milestone payments due upon commencement of the Phase 3 AML and mesothelioma clinical trials from $0.3 million to $0.4 million. In consideration for the MSK A&R License Agreement, the Company issued 8,799 shares to MSK. Pursuant to a side letter to the MSK A&R License Agreement, dated May 25, 2017 (the “MSK Side Letter”), MSK converted the next milestone payment of $0.2 million, which was due June 30, 2017, into shares. Further, in consideration for the MSK Side Letter, Dr. Stergiou, the Company’s Chief Executive Officer, assigned 15,399 of his shares to MSK, for which Dr. Stergiou received no cash consideration.

On October 11, 2017, the Company and MSK entered into a second Amended and Restated Exclusive License Agreement (the “Second MSK A&R License Agreement”). Under the Second MSK A&R License Agreement, the Company and MSK extended the dates for the Company to have obtained necessary financing, and certain milestone dates, in exchange for increased milestone payments, clarification regarding MSK’s anti-dilution rights, and termination of the MSK Side Letter dated May 25, 2017. In connection with the Second MSK A&R License Agreement, the Company issued 74,795 shares to MSK. Prior to the Merger, the Company issued an additional 7,700 shares to MSK in connection with their anti-dilution rights.

For the year ended December 31, 2018 the Company incurred $1.0 million of expenses relating to $0.5 million of milestone payments, $0.3 million in licensing fees, $0.1 million of guaranteed minimum royalty payments and $0.1 million of research funding costs. For the year ended December 31, 2017, the Company incurred $1.0 million of expenses relating to $0.7 million of milestone payments, $0.1 million of guaranteed minimum royal payments and $0.2 million of research funding costs. Such expenses have been included in research and development costs. Further, under the Second MSK Amendment, the Company is obligated to pay MSK $0.7 million in milestone payments in two equal installments, within 60 days following the initiation of its Phase 3 AML and mesothelioma clinical studies.

Merck & Co., Inc.

On September 21, 2017, the Company entered into a clinical trial collaboration and supply agreement through a Merck & Co., Inc. subsidiary, Merck Sharp & Dohme B.V. (“Merck subsidiary”), whereby the Company agreed with the Merck subsidiary to collaborate in a research program to evaluate GPS as it is administered in combination with Merck’s PD1 blocker pembrolizumab in a Phase 1/2 clinical trial enrolling patients in up to five cancer indications, including both hematologic malignancies and solid tumors. The Phase 1/2 clinical trial will utilize a combination of GPS plus pembrolizumab in patients with WT1+ relapsed or refractory tumors. Specifically, the study is expected to explore the following cancer indications: AML, ovarian, triple-negative breast, small cell lung, and colorectal (arm enriched in but not exclusive to patients with microsatelite instability-low tumors). This study will assess the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations. This trial was initiated in December 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Advaxis agreement provides for cost-sharing between the parties, with Advaxis being responsible for the costs of performing the research activities and filing any investigational new drug application (“IND”), cost-sharing for preparation of the IND, and the Company being responsible for the costs (exclusive of product costs) of conducting the PoP Clinical Trial. The Company also agreed to make certain non-refundable milestone payments to Advaxis having an aggregate amount of up to $108.0 million, upon meeting certain clinical, regulatory and commercial milestones. In addition, if net sales exceed certain targets, the Company agreed to make non-refundable sales milestone payments up to $250.0 million and royalty payments based on specific royalty rates, with a maximum rate capped at a percentage rate in the low double digits if net sales exceed $1.0 billion.

The University of Texas M. D. Anderson Cancer Center and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc.

On September 11, 2006, the Company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a United States patent covering the nelipepimut-S peptide vaccine ("NPS") and several United States and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, the Company is required to pay an annual maintenance fee of $0.2 million, up to $3.8 million for clinical milestone payments, and to pay a tiered royalty in the mid-single digits based on sales of NPS or other therapeutic products developed from the licensed technologies.

7. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	December 31, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,195	$5,195	$—	$—
Total assets measured and recorded at fair value	$5,195	$5,195	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,013	$—	$—	$1,013
Contingent consideration	4,326	—	—	4,326
Total liabilities measured and recorded at fair value	$5,339	$—	$—	$5,339

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description	December 31, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,662	$1,662	$—	$—
Restricted cash equivalents	10,245	10,245	—	—
Total assets measured and recorded at fair value	$11,907	$11,907	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,309	$—	$—	$1,309
Contingent consideration	1,294	—	—	1,294
Total liabilities measured and recorded at fair value	$2,603	$—	$—	$2,603

The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2018 and 2017. See Note 12 for a reconciliation of the changes in the fair value of the warrant liability for the years ended December 31, 2018.

A reconciliation of the change in the fair value of the contingent consideration liability for the years ended December 31, 2018 and 2017 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, January 1, 2017	$—
Contingent consideration acquired as part of the Merger	1,294
Contingent consideration, December 31, 2017	$1,294
Change in the estimated fair value of the contingent consideration	3,032
Contingent consideration, December 31, 2018	$4,326

The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to NPS. The contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules. The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The change in the estimated fair value of the contingent consideration during the year ended December 31, 2018 reflects an adjusted probability and timeline for the potential approval of NPS associated with the positive interim data in the triple-negative breast cancer cohort from the prospective, randomized, single-blinded, controlled Phase 2b investigator-sponsored clinical trial of trastuzumab (Herceptin®) +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Professional fees	$540	$1,744
Compensation and related benefits	675	566
Clinical trial costs	858	51
Value-added tax	—	426
Rebates and returns of former commercial products	138	223
Other	8	191
Accrued expenses and other current liabilities	$2,219	$3,201

9. Debt

The Company has no debt outstanding at December 31, 2018. Debt outstanding consisted of the following at December 31, 2017:

December 31, 2017
Debt
Current portion of Senior Secured Debenture	$8,377
Non-current portion of Senior Secured Debenture	2,611
Total debt	$10,988

Senior Secured Debenture

On May 10, 2016, the Company's predecessor company, Galena, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with JGB (Cayman) Newton, Ltd. ("JGB") pursuant to which Galena sold to JGB, at a 6.375% original issue discount, a $25.5 million senior secured debenture (the "Senior Secured Debenture") and warrants to purchase up to 3,333 shares of the Company's common stock. Net proceeds to Galena from the sale of the Senior Secured Debenture and warrants, after payment of commissions and legal fees, were approximately $23.4 million.

The maturity date of the Senior Secured Debenture was November 10, 2018, with accrued interest at 9% per year, payable monthly. In addition, on the maturity date of the Senior Secured Debenture (or such earlier date that the principal amount of the Senior Secured Debenture is paid in full by acceleration or otherwise) a fixed amount, which would have been deemed interest under the Senior Secured Debenture, equal to $0.8 million was due and payable to JGB on such date in, at the option of the Company, cash and, subject to the same conditions for the payment of interest, in shares of the Company’s common stock, or a combination of cash and the Company’s common stock.

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

•

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2017, the outstanding principal balance of the Senior Secured Debenture was $10.2 million. In addition to the outstanding principal balance, the Senior Secured Debenture had $0.8 million of additional interest that was included in the current portion of long-term debt as of December 31, 2017. During the year ended December 31, 2018, JGB redeemed $2.8 million of outstanding principal, which the Company satisfied with 659,529 shares of its common stock and redeemed $0.6 million of outstanding principal, which the Company satisfied with cash. As a result of the redemptions during 2018, the Company transferred $1.8 million of restricted cash into unrestricted cash and cash equivalents, which was used to fund the Company’s ongoing operations.

In April 2018, JGB commenced a lawsuit against the Company, as described in Note 10. On November 5, 2018, the parties to the JGB lawsuit entered into a settlement agreement, which required, among other things, that JGB make a one-time payment to the Company of $6.6 million, representing the $1.6 million excess cash removed from the amount in the restricted account from the outstanding principal balance of the Senior Secured Debenture and reimbursement of approximately $5.0 million of legal fees incurred by the Company. The Company recognized a gain on extinguishment of debt of $0.8 million that was previously accrued in long-term debt representing an additional interest payable at maturity as the amount is no longer required to be repaid by the Company. Accordingly, the Senior Secured Debenture is no longer outstanding and the related agreements have been terminated.

Short-term Convertible Promissory Notes

During the year ended December 31, 2018, the Company issued convertible promissory notes in the principal amount of $1.0 million in exchange for the surrender and cancellation of warrants to purchase 412,667 shares of its common stock pursuant to the February 2017 public offering by Galena. The convertible promissory notes accrued interest at a rate of 5% per annum and were convertible into shares of the Company's common stock at a conversion price equal to $7.00. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 118,644 shares of common stock. In November of 2018, the Company paid the remaining principal and interest of $0.2 million to settle the debt. As of December 31, 2018, there was no principal balance and accrued interest outstanding.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Legal Proceedings, Commitments and Contingencies

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

On October 13, 2016, Galena filed a complaint against Aon Risk Insurance Services West, Inc. in the Circuit Court for Multnomah County, Oregon. The complaint seeks damages related to Galena’s coverage dispute with a certain insurer, including the amounts Galena was required to contribute to the settlements of In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer’s failure to pay its full policy limits. On November 30, 2018, the Company amended its complaint to seek punitive damages. Trial is scheduled to begin on May 6, 2019.

On February 13, 2017, certain putative shareholder securities class action complaints were filed in federal court alleging, among other things, that the Company and certain of the Company's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the U.S. District Court for the District of New Jersey and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint and on December 21, 2018, plaintiffs filed their opposition to the motion to dismiss. On January 18, 2019, the Company filed a reply in support of its motion. The Company's motion to dismiss the amended complaint is currently pending in the U.S. District Court for the District of New Jersey.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. In June 2018, a derivative complaint was filed in the U.S. District Court for the Northern District of California against the Company’s current and former directors, and the Company as a nominal defendant. The plaintiff in the June 2018 case voluntarily withdrew his complaint from the U.S District Court of the Northern District of California and on August 27, 2018, refiled the complaint in the Court of Chancery of the State of Delaware. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The March 2017, July 2017, and January 2018 lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action. On November 15, 2018, the defendants in the August 2018 lawsuit filed a motion to dismiss the complaint. On December 17, 2018, the plaintiff filed an amended complaint. The defendants filed a motion to dismiss the amended complaint on January 31, 2019.

In April 2017, a putative stockholder class action, captioned Patel vs. Galena Biopharma Inc. et. al, was filed in Delaware state court seeking relief under Section 225 of the Delaware General Corporation Law ("DGCL") and alleging breaches of fiduciary duties by Galena’s former board of directors and former interim chief executive officer regarding the proposals to amend Galena’s certificate of incorporation to increase the amount of authorized shares of common stock and effectuate a reverse stock split at the July 2016 and October 2016 stockholder meetings, respectively. On June 2, 2017, an amended verified complaint was filed along with a motion to expedite the proceedings. On July 24, 2017, Galena entered into a binding settlement term sheet, involving payment of $50,000 in cash and $1,250,000 in unrestricted shares of common stock. The Court enforced the settlement term sheet on November 30, 2017. On June 14, 2018, the Court entered an Order and Final Judgment approving the settlement and awarding attorneys’ fees to the plaintiff. All obligations related to the Order and Final Judgment were satisfied in full by the Company in June 2018. In October 2018, the Company received $0.5 million from its insurance carrier for previous amounts paid by the Company in excess of its retention amount and recorded the amount as a reduction to general and administrative expense in the Company's consolidated statement of operations.

On or about April 9, 2018, JGB filed a lawsuit in the U.S. District Court for the Southern District of New York (the "Court") captioned JGB (Cayman) Newton, Ltd. v. Sellas Life Sciences Group, Inc., et al., Case 1:18-cv-3095 (DLC) (the "JGB Action"). The complaint in the JGB Action asserted claims under state law and federal securities law against the Company, the Company's Chief Executive Officer, Angelos M. Stergiou, M.D., ScD h.c., and the Company's former Interim Chief Financial Officer, Aleksey N. Krylov. On or about May 2, 2018, JGB filed an amended complaint, adding as defendants certain members of the Company's Board of Directors. On May 18, 2018, the Company filed an answer to the amended complaint and filed seven counterclaims. On June 18, 2018, the Company filed a motion for judgment on the pleadings and a motion to dismiss the amended complaint. On July 6, 2018, JGB filed a motion for partial judgment on the pleadings and motion to dismiss all of the Company's counterclaims. On September 24, 2018, without any prior written notice, JGB unilaterally directed that all of the funds, approximately $8.5 million in cash, be removed from the restricted account, an amount in excess of the outstanding principal balance of the Senior Secured Debenture.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On October 23, 2018, the Court entered an Opinion and Order, granting, in full, the Company's motion to dismiss JGB's amended complaint and allowing four of the Company's counterclaims to proceed to trial. Following the October 23 Opinion and Order of the Court, the parties to the JGB Action entered into a settlement agreement on November 5, 2018. The settlement agreement provides, among other things, that JGB will make a one-time payment to the Company of $6.6 million, inclusive of the $1.6 million excess amount removed from the restricted account. The entire settlement amount was received in November 2018. The Company offset approximately $5.0 million of legal fees incurred during the year ended December 31, 2018 previously recorded in general and administrative expense in the consolidated statement of operations with proceeds from the settlement. The Company recognized a gain on extinguishment of debt of $0.8 million that was previously accrued in long-term debt for an additional interest payable at maturity as the amount is no longer payable by the Company. The settlement agreement also provides for the termination of the Senior Secured Debenture and all ancillary agreements, including the security agreement covering the Company's assets as well as a release of all security interests in the collateral.

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

Commitments

The Company rents office space under a non-cancelable operating lease. Rental expense amounted to $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. The Company’s contractual obligations that may require future cash payments as of December 31, 2018 under the non-cancelable operating lease are as follows (in thousands):

Amount
2019	$377
2020	224
Total	$601

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Stockholders’ Equity

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

In the event of a "qualified offering," as defined in the securities purchase agreement, holders of the Series A Convertible Preferred (the "Series A Holders") had the right to exchange their shares of Series A Convertible Preferred for the same securities sold in a qualified offering on a $1.00 for $1.00 basis based on the stated value of their shares of Series A Convertible Preferred under the most favored nation provision. On July 16, 2018, following consummation of the July 2018 Offering, which was deemed a qualified offering as described below and in Note 2 above, the Series A Holders exchanged an aggregate of $7,871,186 of stated valued and accrued but unpaid dividends on their Series A Convertible Preferred for an aggregate of 3,748,184 shares of the Company’s common stock and warrants to purchase an aggregate of 3,748,184 shares of the Company’s common stock. Following such exchange, there are no shares of Series A Convertible Preferred issued and outstanding. The warrants have an exercise price of $2.10 per share and a term of five years. The fair value of the common stock and warrants to purchase shares of common stock exceeded the carrying amount of the Series A Preferred by $8.7 million and that amount is recorded as a deemed dividend in the consolidated statements of operations during the year ended December 31, 2018, as it represents a transfer of value from the common stockholders to the preferred investors. Since the Company does not have accumulated earnings, the deemed dividend is taken from additional paid-in capital. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the year ended December 31, 2018.

In addition, pursuant to the terms of the warrants, the exercise price of the warrants issued to the investors in March 2018 and May 2018 was automatically adjusted to $2.10 per share from the original exercise price of $6.59 per share. The Company recognized the $0.5 million increase to the fair value of the warrant liability as a result of the adjusted stock price as a deemed dividend in the consolidated statements of operations during the year ended December 31, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the year ended December 31, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company evaluated the Series A Convertible Preferred in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the Series A Convertible Preferred generated a beneficial conversion feature (“BCF”), which arose as the equity security was issued with an embedded conversion option that was beneficial to the investor or in the money at inception because the conversion option had an effective conversion price that was less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series A Convertible Preferred could have been converted immediately, the Company recognized a BCF of $2.0 million as a deemed dividend in the consolidated statements of operations related to the first closing on March 9, 2018 and an additional BCF of $2.5 million as a deemed dividend related to the second closing on May 1, 2018. These one-time, non-cash charges impacted net loss attributable to common stockholders and loss per share for the year ended December 31, 2018.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

On July 16, 2018, the Company completed the July 2018 Offering, issuing 6,845,000 shares of common stock and 4,675,000 pre-funded warrants exercisable for shares of common stock and accompanying common stock warrants to purchase an aggregate of 11,520,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.10 per share and accompanying common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $2.0999 per pre-funded warrant and common stock warrant. Each accompanying common stock warrant sold with the shares of common stock and pre-funded warrants represents the right to purchase one share of the Company’s common stock at an exercise price of $2.10 per share. The common stock warrants are exercisable immediately and will expire on July 16, 2023, five years from the date of issuance. The pre-funded warrants are exercisable immediately, have an exercise price of $0.0001 per share, and will expire on July 16, 2023, five years from the date of issuance. The net proceeds to the Company from the July 2018 Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $21.6 million.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Shares of common stock reserved for future issuance are as follows (in thousands):

December 31, 2018
Warrants outstanding	17,698
Stock options outstanding	395
Options reserved for future issuance under the Company’s 2017 Equity Incentive Plan	421
Shares reserved for future issuance under the Employee Stock Purchase Plan	115
Restricted stock units	13
Total reserved for future issuance	18,642

12. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2018 (in thousands):

Warrant Issuance	Outstanding, December 31, 2017	Granted	Exercised	Canceled/Expired	Outstanding, December 31, 2018	Expiration
July 2018 Offering	—	15,268	—	—	15,268	July 2023
Pre-funded July 2018 Offering	—	4,675	(4,050)	—	625	July 2023
Series A Convertible Preferred	—	1,384	—		1,384	September 2023
2017 Equilibria	316	—	—		316	December 2022
Galena February 2017	567	—	—	(534)	33	February 2022
Galena Other	80	—	—	(8)	72	January 2022
	963	21,327	(4,050)	(542)	17,698

Warrants to acquire shares of common stock consist of warrants that may be settled in cash, which are liability-classified warrants, and equity-classified warrants. During the year ended December 31, 2018, a total of 534,334 of the Galena February 2017 liability-classified warrants to purchase shares of common stock were canceled under various warrant exchange agreements. The Company issued 54,613 shares of its common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of its common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 412,667 shares of its common stock, as described in Note 11. The fair value of the common stock and promissory notes exchanged totaled $1.2 million, which exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the consolidated statement of operations for the year ended December 31, 2018. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 118,644 shares of common stock.

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings for the Series A Convertible Preferred, Galena's February 2017 offering, and various other Galena equity financings that were assumed by the Company at the consummation of the Merger. These warrants may be settled in cash and were determined to not be indexed to the Company’s common stock.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as change in fair value of warrant liability. The fair value of the warrants is estimated using a Black-Scholes pricing model with the following inputs:

As of December 31, 2018

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	1,384	$2.10	4.76	88.80%	2.50%
Galena February 2017	33	$33.00	3.12	94.12%	2.46%
Galena Other	72	$829.88	2.43	94.73%	2.46%

As of December 31, 2017
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Galena February 2017	567	$33.00	4.12	79.29%	2.09%
Galena Other	76	$888.22	2.74	72.46%	2.00%

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

The changes in fair value of the warrant liability for the year ended December 31, 2018 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2017	Fair value of warrants granted	Fair value of warrants canceled	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, December 31, 2018
Series A Convertible Preferred	$—	$5,039	$—	$491	$(4,520)	$1,010
Galena February 2017	1,305	—	(526)	—	(776)	3
Galena Other	4	—	—	—	(4)	—
	$1,309	$5,039	$(526)	$491	$(5,300)	$1,013

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the July 2018 offering are recorded in equity upon issuance as described in Note 11.

13. Stock-Based Compensation

Share and per share amounts below have been retroactively adjusted to reflect the exchange ratio and reverse stock split described in Note 1.

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved, and currently allows for the issuance of up to a maximum of approximately 1,686,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, not including shares subject to awards assumed in connection with certain transactions, including the Merger. Upon the consummation of the Merger, the Company assumed approximately 10,171 shares subject to outstanding common stock options granted under the Company’s 2016 Incentive Plan that remained exercisable through December 29, 2018 for former Company employees and directors.

The number of shares reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares reserved for issuance under the 2017 Equity Incentive Plan was automatically increased to approximately 1,686,000 on January 1, 2019. As of December 31, 2018, an aggregate of approximately 381,000 shares of common stock were reserved for future grants under the Company’s 2017 Equity Incentive Plan. There were no common stock options granted under the 2017 Equity Incentive Plan for the year ended December 31, 2017.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively (in thousands):

	Years Ended December 31,
	2018	2017
Research and development	$77	$729
General and administrative	318	2,440
Total stock-based compensation	$395	$3,169

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the weighted average fair value of all its stock options granted during the year ended December 31, 2018:

Risk free interest rate	2.73%
Volatility	80.83%
Expected lives (years)	6.20
Expected dividend yield	—%

The weighted-average grant date fair value of options granted during the year ended December 31, 2018 was $3.73. There were no stock options granted during the year ended December 31, 2017.

The Company’s expected common stock price volatility assumption is based upon the Company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method, which averages the contractual term of the Company’s options of ten years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero, because the Company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company accounts for forfeitures as they occur, therefore, outstanding stock options equal vested and expected to vest stock options.

As of December 31, 2018, there was $0.9 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.13 years.

The following table summarizes stock option activity of the Company for the year ended December 31, 2018:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2018	10	$1,240.55	1.00	$—
Granted	483	5.24		—
Canceled	(98)	5.30		$—
Outstanding at December 31, 2018	395	$37.09	9.01	$—
Options exercisable at December 31, 2018	53	$241.17	7.63	$—

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2018 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2018 of $1.23 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

RSUs with Time-Based and Performance-Based Conditions

The Company granted RSUs subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The initial vesting date for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: (a) change of control or (b) a qualified public offering. As of December 31, 2018 and December 31, 2017, there were approximately 13,000 RSUs outstanding with a weighted average grant date fair value of $52.94.

The Company recognizes compensation expense related to these RSUs when the liquidity event is deemed probable. As such, no compensation expense was recorded to date as the liquidity event is outside the Company’s control and not deemed probable until it occurs.

2017 Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. On each offering date, each eligible employee, pursuant to an offering made under the ESPP, will be granted a right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designated by the Board of Directors, but in either case not exceeding fifteen percent (15%) of such employee’s earnings (as defined by the Board of Directors in each offering) during the period that begins on the offering date (or such later date as the Board of Directors determines for a particular offering) and ends on the date stated in the offering, which date will be no later than the end of the offering. As of December 31, 2018, the Board of Directors has not established the various parameters under the ESPP and no shares have been delivered under the ESPP. There are approximately 265,000 shares of common stock reserved for issuance under the ESPP, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 150,000 shares of common stock.

14. Income Taxes

The loss before income taxes is as follows (in thousands):

	As of December 31,
	2018	2017
U.S.	$(17,179)	$265
Non - U.S.	(11,869)	(23,766)
	$(29,048)	$(23,501)

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of federal and state income tax expense are as follows (in thousands):

	As of December 31,
	2018	2017
Current
Federal	$(106)	$76
State	45	138
Foreign	—	—
Total current	(61)	214
Deferred expense
Federal	(747)	—
State	(570)	39
Foreign	—	—
Total deferred	(1,317)	39
Total income tax expense	$(1,378)	$253

The components of net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2018	2017

Net operating loss carryforwards	$4,464	$1,028
Tax credit carryforwards	134	345
Stock-based compensation	2,223	2,550
Licensing deduction deferral	5,961	2,105
Other	56	395
Gross deferred tax assets	12,838	6,423
Valuation allowance	(11,410)	(4,658)
Net deferred tax asset	$1,428	$1,765

The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2018	2017
In-process research and development not subject to future amortization for tax purposes	$1,785	$3,438
Gross deferred tax liability	$1,785	$3,438

The net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2018	2017
Net deferred tax asset	$1,428	$1,765
Gross deferred tax liability	1,785	3,438
Net deferred tax liability	$357	$1,673

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows:

	As of December 31,
	2018	2017
U.S. federal statutory income tax rate	(21.0)%	(34.0)%
State and local taxes, net of federal benefit	(1.0)%	0.4%
Foreign rate differential	8.6%	34.4%
Permanent differences	(1.5)%	1.1%
Tax rate change and true-up	(13.9)%	0.3%
Other	0.1%	0.2%
Valuation allowance	23.5%	0.1%
Tax credits	0.5%	(1.4)%
Effective income tax rate	(4.7)%	1.1%

At December 31, 2018, the Company had domestic federal and state net operating loss carryforwards of approximately $19.7 million and $3.7 million, respectively, available to reduce future taxable income, which expire beginning in 2027. The Company also had federal research and development tax credit carryforwards of approximately $0.1 million, available to reduce future tax liabilities and which expire at various dates beginning in 2035. The income tax expense for the year ended December 31, 2018 and 2017 relates to both the indefinite lived deferred tax liabilities and the December 22, 2017 enactment of the Tax Cuts and Jobs Act.
Under the provisions of the Internal Revenue Code, the net operating losses (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.
In assessing the need for a valuation allowance the Company may utilize indefinite-lived deferred tax liabilities from an indefinite-lived intangible asset as a future source of income. The Company’s IPR&D, as recorded in acquisition accounting, can be utilized as a source of income arising from the future reversal of temporary difference that can be offset against post 2017 indefinite-lived NOLs. Therefore, the Company is permitted to offset the indefinite-lived DTL up to the 80 percent limitation for NOL’s generated subsequent to January 1, 2018. The valuation allowance increased by $1.4 million for the year ended December 31, 2018 as a result of the impairment of one of the Company's indefinite-lived intangible assets and changes in the Company's state apportionment.
The Company files income tax returns in the United States and various state jurisdictions. The Company is subject to tax examinations for the 2014 tax year and beyond. The Company does not recognize tax benefits that are not more-likely-than-not to be supported based upon the technical merits of the tax position taken. In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table indicates the changes to the Company’s unrecognized tax benefits (in thousands):

	As of December 31,
	2018	2017
Beginning of the Year - unrecognized tax benefits	$72	$—
Increase/(Decrease) - prior year tax positions	(17)	44
Increase - current year tax positions	—	28
End of the Year - unrecognized tax benefits	$55	$72
The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $55,000 and $72,000 as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the near term. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring the Company's U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of the Company's deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in the Company's financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded no material adjustments as of December 31, 2018.

15. Related Party Transactions

Management and Strategic Collaboration Agreement

Effective in June 2016, the Company and Equilibria Capital Management ("Equilibria"), a company incorporated in Bermuda and a significant stockholder of the Company, entered into the management and strategic collaboration agreement. Under the Equilibria collaboration agreement, Equilibria, amongst other services, was engaged to provide certain strategic, management and capital raising advice to the Company. The Equilibria collaboration agreement was effective for three years and renewable thereafter only upon the mutual written agreement of both parties. The Equilibria collaboration agreement provided that it would automatically terminate upon the closing of an IPO or a strategic sale. During the term of the Equilibria collaboration agreement, the Company, in exchange for the services received, paid Equilibria a quarterly fee of $0.1 million (the “Equilibria Management Fee”). The Equilibria Management Fee can be paid in cash or, at the mutual agreement of the parties, in shares of the Company at a valuation equal to the Company’s most recent financing round. In addition to the Equilibria Management Fee, the Company agreed to pay Equilibria any expenses reasonably incurred in performing the services agreed. For the years ended December 31, 2017, the Company had incurred and paid in cash $0.3 million, respectively, of Equilibria Management Fees. These amounts are included in general and administrative expense in the consolidated statements of operations. As of December 31, 2017, the Company had an outstanding payable to Equilibria of $0.1 million. The management and strategic collaboration agreement was terminated upon consummation of the Merger in December 2017. There were no Equilibria Management Fees incurred during the year ended December 2018 and there was no outstanding payable as of December 31, 2018.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the provision of the management and strategic collaboration services, the Company also agreed to pay Equilibria an incentive fee equal to 2% of the post-money market value of the Company on the date of its IPO. Such fee would be payable in shares with a per-share price equal to the price set for the sale of the Company’s shares to other investors in its IPO. The Company and Equilibria may have jointly agreed to settle the incentive fee earlier, if deemed appropriate for achieving a successful IPO, through either a cash payment, issuance of shares, or a combination of the two. In the event that the Company was sold as part of a strategic sale, the incentive fee would be equal to 2% of the gross value paid by the purchaser in cash.

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

In August 2017, the Company and Equilibria further amended the Equilibria collaboration agreement to fix the compensation payable to Equilibria in connection with the completion of the Merger, described above in Note 1. Accordingly, upon consummation of the Merger on December 29, 2017, the Company incurred $0.1 million in fees to Equilibria and issued 119,672 shares of common stock to Equilibria at a fair value of $0.9 million. These amounts are included in general and administrative expense in the consolidated statements of operations. Also, upon consummation of the Merger and pursuant to the amended Equilibria collaboration agreement, such agreement was terminated.

Other Related Party Transactions

The Company’s Chief Executive Officer, Dr. Angelos M. Stergiou (M.D., ScD h.c.) is a significant stockholder of the Company owning 1.9% and 7.8% of the Company’s outstanding share capital as of December 31, 2018 and 2017, respectively. Further transactions involving the Company and Dr. Stergiou are described in Note 6.

16. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2018 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

On March 6, 2019, the Company entered into a Warrant Exercise Agreement, or the Exercise Agreement, with one of the holders of our warrants issued in July 2018. Pursuant to the Exercise Agreement, such holder agreed that it would cash exercise up to 3,800,000 of its warrants issued in July 2018 into shares of common stock at a reduced exercise price of $1.10 per share for any warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3,800,000 shares of common stock at an exercise price of $1.40 per share, or New Warrants, to be issued on a share-for-share basis in an amount equal to the number of the warrants that are cash exercised by the holder by May 31, 2019. To date, the holder has exercised approximately 1.2 million warrants for gross proceeds of $1.3 million and approximately 1.2 million New Warrants were issued. The Company may receive aggregate gross proceeds of up to approximately $4.2 million from the cash exercise if all of the warrants under the Exercise Agreement are exercised.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer who is also acting as our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer who is also acting as our acting principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)). Based upon that evaluation, our principal executive officer who is also acting as our principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer who is also acting as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer who is also acting as our principal financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance and Corporate Controller, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Remediation of Previously Issued Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2017 consolidated financial statements, we had a material weakness in our internal control over financial reporting due to our lack of sufficient management and personnel with appropriate expertise in GAAP and SEC rules and regulations with respect to financial reporting during the year ended December 31, 2017. At that time, we had only one designated finance and accounting employee and relied primarily on consultants to provide many accounting, book-keeping, and administrative services. This reflects the fact that prior to the Merger, Private SELLAS was a small privately-held company, and that in connection with the Merger, Private SELLAS historical operations, and not those of the predecessor company, represented virtually the entirety of the combined business. In addition, following the Merger, which occurred on December 29, 2017, our accounting and financial systems, as well as personnel, were replaced by those of Private SELLAS.

In order to remedy this material weaknesses, during the year ended December 31, 2018, we hired three full-time additional finance and accounting personnel, including a Chief Financial Officer, to build out our financial reporting team and further develop and document accounting policies and procedures. Our Chief Financial Officer has since left the Company and we have engaged our former interim Chief Financial Officer as a consultant. Additionally, during the first quarter of 2018, we engaged a consulting firm to assist us in evaluating and documenting the design of our internal control over financial reporting, including disclosure controls and procedures. Over the course of 2018 the Company successfully implemented a system of internal control over financial reporting appropriate to the Company's operation and financial reporting objectives. Under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance and Corporate Controller, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidance outlined in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 21, 2019, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), after consultation with the Board of Directors, approved a new employment agreement with Dr. Angelos Stergiou, the President and Chief Executive Officer of the Company (the “New Agreement”). The New Agreement will be effective as of July 1, 2019 at which time it will replace and supersede the Employment Agreement between the Company and Dr. Stergiou, dated September 1, 2016 (the “Prior Agreement”). The Prior Agreement shall continue in accordance with its terms until June 30, 2019.

Pursuant to the New Agreement and upon the effectiveness thereof, Dr. Stergiou’s annual base salary shall be $525,000. Dr. Stergiou shall be eligible for an annual incentive bonus with a target opportunity equal to 50% of his then current base salary, based on the achievement of certain performance objectives set by the Board of Directors or the Compensation Committee in consultation with Dr. Stergiou. Dr. Stergiou is also eligible to be granted equity compensation at the sole discretion of the Board of Directors or Compensation Committee.

The New Agreement further provides for certain severance arrangements for Dr. Stergiou. In the event that Dr. Stergiou is terminated without “cause” or leaves for “good reason,” other than termination for a “change of control” (each as defined in the New Agreement), the Company will pay Dr. Stergiou (a) in equal installments over the twelve (12) month period following the sixty (60) day period after the termination date (i) an amount equal to eighteen (18) months of Dr. Stergiou’s then base salary, less employment-related withholdings and deductions and (ii) an amount equal to a pro-rated portion of Dr. Stergiou’s annual short-term incentive compensation at his target level for the year in which his employment terminates, without regard to whether the performance goals have been met, less standard withholdings and deductions; and (b) should he elect to continue participation, reimbursement for the monthly premium to continue the Company’s medical and dental plans until the earlier of (x) the last calendar day of the eighteen (18) month anniversary following the month in which the date of termination occurred and (y) the end of the calendar month in which Dr. Stergiou becomes eligible to receive group health plan coverage under another employee benefit plan. In the event that Dr. Stergiou’s employment is terminated within one month prior to or within one year following a “change in control” event by the Company without “cause” or by Dr. Stergiou for “good reason,” the Company will (i) pay to Mr. Stergiou in equal installments over the twelve (12) month period following a sixty (60) day period after the termination date (A) an amount equal to twenty-four (24) months of Dr. Stergiou’s then current base salary, less standard employment related withholdings and deductions; and (B) an amount equal to one-and-one-half (1.5) times Dr. Stergiou’s target bonus for the year in which his employment terminates, without regard to whether performance goals have been met, less employment related withholdings and deductions; (ii) should he elect to continue participation, reimbursement for the monthly premium to continue the Company’s medical and dental plans until the earlier of (x) the last calendar day of the eighteen (18) month anniversary following the month in which the date of termination occurred and (y) the end of the calendar month in which Dr. Stergiou becomes eligible to receive group health plan coverage under another employee benefit plan; and (iii) provide that the then-unvested portion of any equity awards held by Dr. Stergiou shall immediately vest in full and become exercisable or free from forfeiture or repurchase, as applicable, as of the date of termination.

Dr. Stergiou agreed to certain confidentiality, non-solicitation and assignment of intellectual property obligations. Dr. Stergiou shall also be subject to certain non-competition obligations for a period of one (1) year following the termination of his employment.

The foregoing description of the New Agreement does not purport to be complete and is qualified in its entirety by reference to the New Agreement, which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 11. EXCUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 7, 2017, by and among the Registrant, Galena Bermuda Merger Sub, Ltd., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc. and SELLAS Life Sciences Group Ltd, as amended (included as Annex A to the proxy statement/prospectus/consent solicitation statement)	8-K	2.1	August 8, 2017
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	March 12, 2018
3.3	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1*	Form of Common Stock Certificate	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012	10-K	10.2	March 28, 2012
4.4	Registration Rights Agreement dated May 10, 2016 between the Registrant and Purchasers	10-Q	10.3	May 10, 2016
4.5	Series A Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd. dated May 10, 2016	10-Q	4.2	May 10, 2016
4.6	Series B Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd. dated May 10, 2016	10-Q	4.3	May 10, 2016
4.7	Subsidiary Guarantee dated May 10, 2016 between the Registrant and JGB Collateral LLC	10-Q	10.2	May 10, 2016
4.8	Security Agreement dated May 10, 2016 between the Registrant and JGB Collateral LLC	10-Q	10.4	May 10, 2016
4.9	Amended and Restated 9% Original Issue Discount Senior Secured Debenture Due November 10, 2018, issued to JGB (Cayman) Newton Ltd. as of August 22, 2016	8-K	4.1	August 23, 2016
4.10	Amendment Agreement, dated as of July 10, 2017, by and between JGB Cayman (Newton) Ltd. and the Registrant with respect to the 9% Original Issue Discount Senior Secured Convertible Debenture in the Original Issue Amount of $25,350,000 Issued and Sold to JGB Cayman (Newton) Ltd. by the Registrant	8-K	4.1	July 11, 2017
4.11	Consent, dated as of August 7, 2017, made by JGB (Cayman) Newton Ltd., in favor of the Registrant	8-K	10.3	August 8, 2017
4.12	Form of warrants granted on May 8, 2013 under the Loan and Security Agreement	10-Q	10.7	May 9, 2013
4.13	Form of Warrant Agreement by and among the Registrant, Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	September 18, 2013
4.14	Warrant Agreement, dated as of March 18, 2015, by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.	10-Q	4.1	August 6, 2015
4.15	Form of Warrant Agreement by and among the Registrant, Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	January 7, 2016

Exhibit Number	Description	Form	Exhibit	Filing Date
4.16	Form of Warrant, issued by the Registrant to the Investors on July 13, 2016	8-K	4.1	July 8, 2016
4.17	Form of Warrant Agreement, including the Form of Warrant, issued by the Registrant to the Investors on February 13, 2017	8-K	4.1	February 10, 2017
4.23	Warrant issued to EQC Private Markets SAC Fund Ltd – EQC Biotech Sely I Fund	8-K	10.5	January 5, 2018
4.18	Warrant Exchange Agreement by and between the Registrant and CVI Investments, Inc., dated February 6, 2018	10-K	10.73	April 13, 2018
4.19	Promissory Note by and between the Registrant and CVI Investments, Inc., dated February 6, 2018	10-K	10.74	April 13, 2018
4.20	Warrant Exchange Agreement by and between the Registrant and Anson Investments Master Fund LP, dated February 7, 2018	10-K	10.75	April 13, 2018
4.21	Warrant Exchange Agreement by and between the Registrant, Sabby Healthcare Master Fund Ltd and Sabby Volatility Warrant Master Fund Ltd, dated February 8, 2018	10-K	10.76	April 13, 2018
4.22	Warrant Exchange Agreement by and between the Registrant and Hudson Bay Master Fund Agreement, dated February 9, 2018	10-K	10.77	April 13, 2018
4.23	Promissory Note by and between the Registrant and Hudson Bay Master Fund Agreement, dated February 9, 2018	10-K	10.78	April 13, 2018
4.24	Warrant Exchange Agreement by and between the Registrant and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, dated February 13, 2018	10-K	10.79	April 13, 2018
4.25	Promissory Note by and between the Registrant and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, dated February 13, 2018	10-K	10.80	April 13, 2018
4.26	Warrant Exchange Agreement by and between the Registrant and Lincoln Park Capital LLC, dated February 14, 2018	10-K	10.81	April 13, 2018
4.27	Warrant Exchange Agreement by and between the Registrant and Empery Asset Master, Ltd., dated February 21, 2018	10-K	10.82	April 13, 2018
4.28	Warrant Exchange Agreement by and between the Registrant and Empery Tax Efficient, LP, dated February 21, 2018	10-K	10.83	April 13, 2018
4.29	Warrant Exchange Agreement by and between the Registrant and Empery Tax Efficient II, LP, dated February 21, 2018	10-K	10.84	April 13, 2018
4.30	Promissory Note by and between the Registrant and Empery Asset Master, Ltd., dated February 21, 2018	10-K	10.85	April 13, 2018
4.31	Promissory Note by and between the Registrant and Empery Tax Efficient, LP, dated February 21, 2018	10-K	10.86	April 13, 2018
4.32	Promissory Note by and between the Registrant and Empery Tax Efficient II, LP, dated February 21, 2018	10-K	10.87	April 13, 2018
4.33	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
4.34	Form of Pre-funded Warrant in connection with July 2018 public offering	8-K	10.2	July 18, 2018
4.35	Form of Warrant issued in exchange of Series A Preferred Stock in connection with July 2018 public offering	8-K	10.3	July 18, 2018
4.36	Warrant Exchange Agreement by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018 (including as Exhibit A thereto, that certain Convertible Promissory Note by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018)	8-K	10.1	June 1, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
4.37	Form of New Warrant issued in connection with Warrant Exercise Agreement dated March 6, 2019	8-K	4.1	March 6, 2019
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	10.1	March 12, 2018
10.1*	The Registrant’s 2016 Incentive Plan effective as of July 14, 2016	8-K	10.3	August 22, 2016
10.2*	Form Incentive Stock Option granted under the Registrant’s 2016 Incentive Plan	10-Q	10.1	August 8, 2015
10.3*	Form Nonstatutory Stock Option granted under the Registrant’s 2016 Incentive Plan	10-Q	10.2	August 8, 2015
10.4*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1	S-4/A	10.61	October 30, 2017
10.5*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1	S-4/A	10.63	October 30, 2017
10.6*	2017 Equity Incentive Plan of the Registrant	8-K	10.10	January 5, 2018
10.7*	2017 Employee Stock Purchase Plan of the Registrant	8-K	10.11	January 5, 2018
10.8*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.9*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.10*	Employment Agreement by and between SELLAS Life Sciences Group AG and Angelos Stergiou, effective September 1, 2016	S-4/A	10.53	October 30, 2017
10.11*	Employment Agreement by and between SELLAS Life Sciences Group AG and Gregory Torre, effective September 1, 2016	S-4/A	10.54	October 30, 2017
10.12*	Employment Agreement by and between SELLAS Life Sciences Group AG and Nicholas Sarlis, effective September 19, 2016	S-4/A	10.55	October 30, 2017
10.13*	Employment Agreement by and between SELLAS Life Sciences Group Ltd and Aleksey Krylov, dated October 24, 2017	S-4/A	10.56	October 30, 2017
10.14*	Retention Agreement Letter by and between SELLAS Life Sciences Group Ltd and Gregory Torre, dated July 31, 2017	S-4/A	10.57	October 30, 2017
10.15*	Retention Agreement Letter by and between SELLAS Life Sciences Group Ltd and Nicholas Sarlis, dated August 2, 2017	S-4/A	10.58	October 30, 2017
10.16*	Letter Employment Agreement by and between SELLAS Life Sciences Group, Inc. and Barbara Wood, dated March 14, 2018	8-K	10.1	March 19, 2018
10.17+	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.1	August 15, 2011
10.18	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.2	August 15, 2011
10.19	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.3	August 15, 2011

Exhibit Number	Description	Form	Exhibit	Filing Date
10.20	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.4	August 15, 2011
10.21+	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.5	August 15, 2011
10.22+	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.6	August 15, 2011
10.23	Scientific Advisory Agreement between the Registrant (formerly Galena Biopharma, Inc.) and George E. Peoples, Ph.D., dated April 13, 2011	10-Q	10.10	August 15, 2011
10.24+	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Registrant (formerly Galena Biopharma, Inc.) and its wholly owned subsidiary, Apthera, Inc.	10-Q	10.12	August 15, 2011
10.25+	Exclusive License Agreement, dated as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., The Board of Regents of the University of Texas System, The University of Texas M. D. Anderson Cancer Center and the Registrant (formerly Galena Biopharma, Inc.)	8-K	10.1	September 21, 2011
10.26+	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.	10-K	10.45	March 28, 2012
10.27	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and the Registrant	10-K	10.46	March 28, 2012
10.28+	License and Supply Agreement, effective December 3, 2012, by and between the Registrant and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals	10-K	10.43	March 12, 2013
10.29+	License and Development Agreement, dated January 13, 2014, between the Registrant and Dr. Reddy’s Laboratories, Ltd.	10-K	10.36	March 17, 2014
10.30+	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.	10-K	10.37	March 17, 2014
10.31	Amendment of the Exclusive License Agreement by and between Mills Pharmaceuticals, LLC and BioVascular, Inc.	8-K	10.1	September 11, 2017
10.32	License Agreement by and between SELLAS Life Sciences, Inc. and Madison Avenue Suites LLC, dated March 20, 2017	S-4/A	10.64	October 30, 2017
10.33+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017	S-4/A	10.65	October 30, 2017
10.34	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	8-K	10.8	January 5, 2018
10.35	License Agreement made as of May 19, 2018 by and between the Registrant and 38th Street Suites LLC	8-K	10.1	May 24, 2018
10.36	Surrender Agreement made as of May 19, 2018 by and between the Registrant and Madison Avenue Suites LLC	8-K	10.2	May 24, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
10.37	Settlement Agreement between SELLAS Life Sciences Group, Inc. and individual named defendants, on the one hand, and JGB (Cayman) Newton, Ltd., JGB Collateral LLC, JGB Capital Offshore Ltd., JGB Partners L.P., and JGB Capital L.P., on the other hand, dated as of November 5, 2018	8-K	10.1	November 9, 2018
10.38	Securities Purchase Agreement dated May 10, 2016 between the Registrant and Purchasers	10-Q	10.1	May 10, 2016
10.39	Amendment Agreement between the Registrant and JGB (Cayman) Newton Ltd. dated August 22, 2016.	8-K	10-1	August 23, 2016
10.40	Waiver dated December 14, 2016 to the Securities Purchase Agreement, dated as of May 10, 2016, by and between Registrant and JGB (Cayman) Newton Ltd.	8-K	10.3	February 7, 2017
10.41	Waiver dated April 1, 2017 to the Securities Purchase Agreement dated as of May 10, 2016 by and between the Registrant and JGB (Cayman) Newton Ltd.	8-K	10.1	April 3, 2017
10.42	Form of Voting Agreement by and between the Registrant and its named executive officers, Board of Directors and certain stockholders	8-K	10.2	March 12, 2018
10.43	Form of Warrant issued pursuant to that certain Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	4.1	March 12, 2018
10.44	Form of Warrant Exercise Agreement dated March 6, 2019	8-K	10.1	March 6, 2019
10.45	Amendment Agreement dated May 1, 2017 between the Registrant and JGB (Cayman) Newton Ltd.	8-K	10.1	May 2, 2017
14.1	Code of Business Conduct and Ethics	8-K	14.1	January 5, 2018
21.1	Subsidiaries of the Registrant	10-K	21.1	April 13, 2018
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Powers of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**
The certification attached as Exhibit 32.1 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: March 22, 2019	By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Angelos Stergiou and Barbara A. Wood, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 22, 2019
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Vice President, Finance and Corporate Controller (Interim Principal Accounting Officer)	March 22, 2019
John T. Burns, CPA

/s/ Jane Wasman	Chair of the Board of Directors	March 22, 2019
Jane Wasman

/s/ Stephen F. Ghiglieri	Director	March 22, 2019
Stephen F. Ghiglieri

/s/ David Scheinberg	Director	March 22, 2019
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 22, 2019
Robert Van Nostrand

/s/ John Varian	Director	March 22, 2019
John Varian