Form 10-K/A
period 2018-12-31
SELLAS Life Sciences Group, Inc.
filed 2019-04-30
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $14,425,577 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 30, 2019, SELLAS Life Sciences Group, Inc. had outstanding 24,176,475 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment, amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission, or SEC, on March 22, 2019, or the Original Filing. We are filing this Amendment to include the information required by Part III and not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and adds new Exhibit 10. 46, Transition Agreement between the Company and Nicholas Sarlis dated January 7, 2019. In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-K - Annual Report
For the Year Ended December 31, 2018

The names “SELLAS Life Sciences Group, Inc.,” “SELLAS,” the SELLAS logo, and other trademarks or service marks of SELLAS Life Sciences Group, Inc. appearing in this amendment on Form 10-K/A are the property of SELLAS Life Sciences Group, Inc. Other trademarks, service marks or trade names appearing in this prospectus are the property of their respective owners. We do not intend the use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of or by either, of these other companies.
Unless the context otherwise indicates, references to the “Company,” “we,” “us” or “our” refer to SELLAS Life Sciences Group, Inc. and its wholly owned subsidiaries. References to "Private SELLAS" refer to Sellas Life Sciences Group Ltd. and references to the "Merger" refer to the business combination between the Company and Private SELLAS which was effective on December 29, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors, together with their ages and certain other information, are listed below. Each of the directors will hold office until the next annual meeting of stockholders or until his or her respective successor has been elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position(s) with the Company	Term Expires
Jane Wasman	62	Chairman of the Board	2020
Angelos Stergiou	43	Director and CEO	2019
Stephen F. Ghiglieri	59	Director	2019
David A. Scheinberg, M.D., Ph.D.	63	Director	2021
Robert L. Van Nostrand	62	Director	2020
John Varian	59	Director	2020

Biographical Information Regarding Directors

Jane Wasman.  Ms. Wasman has been a director of the Company, Chair of the Board and Chair of the Nominating and Corporate Governance Committee of the Board since December 2017, effective as of the closing of the Merger. Ms. Wasman has been President, International & General Counsel and Corporate Secretary of Acorda Therapeutics, Inc., or Acorda, a publicly traded biopharmaceutical company, since October 2012, managing its international, legal, quality, IP and compliance functions. From January 2012 until October 2012, she was Acorda’s Chief, Strategic Development, General Counsel and Corporate Secretary, and from May 2004 until January 2012, she was Acorda’s Executive Vice President, General Counsel and Corporate Secretary. Before joining Acorda, Ms. Wasman was with Schering-Plough Corporation, a global pharmaceutical company, for over eight years, holding various U.S. and international leadership positions, including Staff Vice President and Associate General Counsel. Ms. Wasman earned a J.D. from Harvard Law School and her undergraduate degree magna cum laude from Princeton University. Ms. Wasman is also a member of the board of directors of Rigel Pharmaceuticals, Inc., a publicly traded biotechnology company and has been a member of the board of directors and of the executive committee of the board of NewYorkBIO since 2007. The Company believes Ms. Wasman's significant executive and management experience at publicly traded biopharmaceutical companies qualifies her to serve on our Board.

Angelos M. Stergiou, M.D., Sc.D. h.c. Dr. Stergiou has served as our President and Chief Executive Officer, and a director, since the effective date of the Merger. Dr. Stergiou founded Private SELLAS in 2012 and served as the President and Chief Executive Officer and a director since that time, both as Chairman from 2012 to July 2016, and as Vice Chairman from July 2016 to December 2017. Dr. Stergiou also co-founded Genesis Life Sciences, Ltd. (now Genesis Research), a boutique health economics and pricing-reimbursement and health access company where he served as President and Chief Operating Officer from 2009 to 2011. From 2004 to 2008 Dr. Stergiou served as Vice President and Head of Drug Development at Accentia Biopharmaceuticals, Inc and also served in the same capacity as well as Chief Medical Officer at its subsidiary Biovest International, Inc. during the same time. While at Biovest International, Inc., Dr. Stergiou led the Phase 3 development of a therapeutic cancer vaccine, BiovaxID, which was presented at the American Society of Clinical Oncology plenary session in 2009. Dr. Stergiou started his biotechnology career in 2002 at PAION AG where he served as its U.S. program lead of desmoteplase (DEDAS) and served on the joint steering and oversight committee of PAION AG with Forest Laboratories, Inc. in 2003-2004. Dr. Stergiou holds an M.D. from the U.S. American Institute of Medicine and a Sc.D. h.c. from Kentucky Wesleyan College and received his undergraduate degree in pre-medicine, biology and chemistry from Kentucky Wesleyan College. Dr. Stergiou is a member of the Board of Trustees at Kentucky Wesleyan College, a Fellow of the Royal Society of Medicine, an active member of the World Medical Association, and a member of the American Academy of Physicians in Clinical Research and the Association of Clinical Research Professionals. The Company believes that Dr. Stergiou’s experience as the founder of Private SELLAS and as President, Chief Executive Officer and Director of the Company, as well as his extensive experience in the biopharmaceutical industry and his significant management experience, qualifies him to serve on our Board.

Stephen F. Ghiglieri.  Mr. Ghiglieri has been a director of the company since December 2017, commencing upon the closing of the Merger. Mr. Ghiglieri formerly served as the Company’s Interim Chief Executive Officer and Chief Financial Officer prior to the closing of the Merger when he resigned from both positions. Mr. Ghiglieri joined the Company in November 2016 as Chief Financial Officer. In February 2017, his responsibilities increased as he was also appointed Interim Chief Executive Officer. Prior to his employment at the Company, Mr. Ghiglieri served as Chief Financial Officer of MedData Inc., a private equity backed healthcare services company that was sold to Mednax, a publicly traded national medical group, from 2013 until April 2016. Previously, he spent nearly 10 years at NeurogesX from October 2003 until June 2013, ending his tenure as its Executive Vice President, Chief Operating Officer and Chief Financial Officer. Prior to that, he served as the Chief Financial Officer of Hansen Medical, Inc., a medical device company. He also held senior level finance positions at two other healthcare companies: Oacis Healthcare Systems, Inc., and Oclassen Pharmaceuticals, Inc. Additionally, Mr. Ghiglieri served as the Chief Financial Officer and Corporate Secretary for two technology software companies: Avolent, Inc., and Andromedia, Inc. Mr. Ghiglieri began his career as an audit manager of PricewaterhouseCoopers, LLP. He received a B.S. in Business Administration from California State University, Hayward, where he graduated Magna Cum Laude. Mr. Ghiglieri is also a Certified Public Accountant (inactive). The Company believes Mr. Ghiglieri’s significant executive management experience of public and private companies in the biotechnology and healthcare sectors qualify him to serve on our Board.

David A. Scheinberg, M.D., Ph.D. Dr. Scheinberg has been a director of the Company since December 2017, commencing upon the closing of the Merger. Dr. Scheinberg is currently the Vincent Astor Chair and Chairman of Molecular Pharmacology, Sloan Kettering Institute. He also founded and chairs the Center for Experimental Therapeutics at Memorial Sloan Kettering Cancer Center, or MSK, where he spearheaded the discovery and early clinical development of galinpepimut-S and founded and was chair of the Nanotechnology Center from 2010 to 2014. Additionally, Dr. Scheinberg is a Professor of Medicine and Pharmacology and co-chair of the Pharmacology graduate program at the Weill-Cornell University Medical College and Professor in the Gerstner-Sloan Kettering Graduate School at MSK. Dr. Scheinberg is also an attending physician in the Department of Medicine, Leukemia Service and Hematology Laboratory Service/Department of Clinical Laboratories at Memorial Hospital. Dr. Scheinberg is an advisor to charitable foundations and cancer centers and sits on the board of directors of Progenics Pharmaceuticals, Inc. (NASDAQ: PGNX), a biotechnology company, and Sapience Therapeutics, Inc., a privately held, preclinical stage biotechnology company. Dr. Scheinberg also served on Private SELLAS’ Scientific Advisory Board from 2015 to 2017. From 2010 through 2016 he served on the board of directors of Contrafect Corporation, a publicly traded clinical-stage biotechnology company. Dr. Scheinberg holds an M.D. and a Ph.D. in Pharmacology and Experimental Therapeutics from the Johns Hopkins University School of Medicine. Dr. Scheinberg earned his undergraduate degree in Biology from Cornell University. The Company believes Dr. Scheinberg’s experience on Private SELLAS’s Scientific Advisory Board and other public board experience, as well as his expertise as a leading academic oncologist at MSK, including broad knowledge of and contacts in the highest levels of medical research, qualifies him to serve on our Board.

Robert L. Van Nostrand. Mr. Van Nostrand has been a director of the Company since December 2017 and Chair of the Compensation Committee, commencing upon the closing of the Merger. He is currently on the board of directors of Achillion Pharmaceuticals, Inc. (NASDAQ: ACHN), a biotechnology company, Intra-Cellular Therapies, Inc. (NASDAQ: ITCI), a biopharmaceutical company, Yield10 Bioscience, Inc. (NASDAQ: YTEN), formerly Metabolix, Inc., a bio-agricultural company, and the Biomedical Research Alliance of New York, a private company providing clinical trial services. Mr. Van Nostrand was Executive Vice President and Chief Financial Officer of Aureon Laboratories, Inc., a pathology life science company, from January 2010 to July 2010. Prior to joining Aureon Laboratories, Mr. Van Nostrand served as Executive Vice President and Chief Financial Officer of AGI Dermatics, a private biotechnology company, from July 2007 to September 2008, when the company was acquired. Between 1986 and 2007, Mr. Van Nostrand held various executive and other management positions, including Chief Compliance Officer and Chief Financial Officer, at OSI Pharmaceuticals, Inc., or OSI. Prior to joining OSI, Mr. Van Nostrand served in a managerial position with the accounting firm, Touche Ross & Co., currently Deloitte. Mr. Van Nostrand is a member of the board of NewYorkBIO where he previously served as Chairman. Mr. Van Nostrand holds a B.S. in Accounting from Long Island University, New York and completed advanced management studies at the Wharton School of the University of Pennsylvania. He is a Certified Public Accountant. The Company believes Mr. Van Nostrand’s vast board and industry experience in life sciences, his qualification as a financial expert, as well as his experience in transaction structuring and risk management qualifies him to serve on our Board.

John Varian. Mr. Varian has been a director of the Company since December 2017, and Chair of the Audit Committee, commencing upon the closing of the Merger. Mr. Varian served as Chief Executive Officer of XOMA Corporation, or XOMA, from August 2011 through December 2016 and served as a member of the board of directors of XOMA from December 2008 through May 2017. Mr. Varian served as a member of the board of directors of Versartis, Inc. (NASDAQ: VSAR) from March 2014 through October 2018, when it acquired Aravive, and the board of directors of Egalet Corporation (NASDAQ: EGLT) from June 2018 through February 2019, when it acquired the assets of Iroko. Mr. Varian previously served as Chief Operating Officer of ARYx Therapeutics, Inc. from December 2003 through August 2011. Beginning in May 2000, Mr. Varian was Chief Financial Officer of Genset S.A. in France, where he was a key member of the team negotiating Genset’s sale to Serono S.A. in 2002. From 1998 to 2000, Mr. Varian served as Senior Vice President, Finance and Administration of Elan Pharmaceuticals, Inc., joining the company as part of its acquisition of Neurex Corporation. Prior to the acquisition, he served as Neurex Corporation’s Chief Financial Officer from 1997 until 1998. From 1991 until 1997, Mr. Varian served as the VP Finance and Chief Financial Officer of Anergen Inc. Mr. Varian was an Audit Principal / Senior Manager at Ernst & Young LLP from 1987 until 1991, where he focused on life sciences. Mr. Varian was also a founding committee member of Bay Bio and a former chairman of the Association of Bioscience Financial Officers International Conference. Mr. Varian holds a B.B.A. from Western Michigan University. He is a Certified Public Accountant. The Company believes Mr. Varian’s significant experience working with biopharmaceutical companies, with a specific focus on financing, corporate financial management and related matters, qualifies him to serve on our Board.

Executive Officers

     The names and ages of our current executive officers and their positions are as follows:

Name	Age	Position(s) with the Company
Angelos M. Stergiou, M.D., Sc. D. h.c.	43	President, Chief Executive Officer and Director
Nicholas J. Sarlis, M.D., Ph.D., FACP	54	Executive Vice President and Chief Medical Officer
Barbara A. Wood	57	Executive Vice President, General Counsel and Corporate Secretary

Biographical Information Regarding Executive Officers

Set forth below is a biographical description of each executive officer based on information supplied by such executive officer:

Angelos M. Stergiou, M.D., Sc.D. h.c., see “Directors.”

Nicholas J. Sarlis, M.D., Ph.D., FACP. Dr. Sarlis has served as the Company’s Chief Medical Officer since September 2016, as a Senior Vice President from September 2016 to March 2018 and as an Executive Vice President since April 2018. Pursuant to the Transition Agreement (defined below), Dr. Sarlis will resign from his position as Chief Medical Officer and become a consultant effective May 15, 2019. Prior to joining the Company, Dr. Sarlis served as Vice President and Head of Global Medical Affairs at Incyte Corporation from July 2015 to May 2016, as well as Vice President and Head of Medical Affairs from September 2010 to June 2015. Prior to his time at Incyte Corporation, Dr. Sarlis held senior positions at Sanofi Aventis from June 2006 to September 2010, where he led medical teams launching oncology and cancer supportive care products in both the United States and the European Union. Prior thereto, Dr. Sarlis held a senior faculty position at the M.D. Anderson Cancer Center from 2002 to 2006, and from 1997 to 2002 at the National Institutes of Health. Dr. Sarlis holds an M.D. and Sc.D. (Med.) from the University of Athens, and a Ph.D. in Neuroendocrinology/Molecular Biology from the University of London. Dr. Sarlis received his undergraduate degree in Chemistry/Biology from the School of Experimental Pedagogy, University of Athens. Dr. Sarlis is board certified by the American Board of Internal Medicine, and a Fellow of the American College of Physicians, Academy of Physicians in Clinical Research (US) and Royal Society of Medicine (UK).

Barbara A. Wood, Esq. Ms. Wood has served as the Company’s Executive Vice President, General Counsel and Corporate Secretary since March 2018. Prior to joining the Company, Ms. Wood served as Senior Vice President, General Counsel and Corporate Secretary at Ophthotech Corporation from November 2013 to February 2018. From January 2011 to November 2013, Ms. Wood practiced law at Wood Legal. From April 2001 to December 2010 Ms. Wood served in varying roles at OSI Pharmaceuticals, Inc., most recently as Senior Vice President, General Counsel and Corporate Secretary. Before joining OSI, Ms. Wood was a partner at the New York law firm of Squadron, Ellenoff, Plesent & Sheinfeld (now part of Hogan Lovells), focusing on mergers and acquisitions, biotechnology, licensing, securities and venture capital matters Ms. Wood received her B.A. in Economics and Classics, magna cum laude, from Connecticut College and her J.D. from Columbia Law School where she was a Harlan Fiske Stone Scholar.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During 2018, there were no late Form 4 filings made by our directors or officers. In making these disclosures, we have relied on written representations of our directors and executive officers and copies of the reports that we have filed on their behalf with the SEC.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code, which, along with our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the charters of our Board committees, provides a framework for the governance of our company. The Board’s Corporate Governance and Nominating Committee is responsible for periodically reviewing our governance practices and principles. The Code applies to all of our directors, officers and employees.

The Code reflects current best practices and enhances our personnel’s understanding of our standards of ethical business practices, promotes awareness of ethical issues that may be encountered in carrying out an employee’s or director’s responsibilities, and provides clarity as to how to address ethical issues that may arise.
The foregoing description of the Code does not purport to be complete and is qualified in its entirety by reference to the full text of the Code, a copy of which is posted on our website at https://www.sellaslifesciences.com/investors/corporate-governance/default.aspx, and a printed copy may also be obtained by any stockholder upon request directed to SELLAS Life Sciences Group, Inc., 15 West 38th Street, 10th Floor, New York, NY 100018 Attention: Corporate Secretary. We also anticipate filing any future amendment or waiver of the Code on our website within four business days of the date of such amendment or waiver. The contents of our website are not incorporated by reference in this report or made a part hereof for any purpose.

Shareholder Nominating Procedures

There have been no material changes to the procedures provided in our definitive proxy statement for our 2018 Annual Meeting of Stockholders by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Audit Committee was established by our Board in accordance with Section 3(a)(58)(A) of the of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee’s responsibilities include, among other things:

•	appointing our independent registered public accounting firm;

•	evaluating the qualifications, independence and performance of our independent registered public accountants;

•	reviewing and approving the audit and non-audit services to be performed by the independent registered public accountants;

•	reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;

•	conferring with management and the independent registered public accountants regarding the effectiveness of internal control over financial reporting;

•	discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;

•	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing and approving transactions between the Company and any related persons; and

•	reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

The Audit Committee is comprised of three directors: Messrs. Varian, Van Nostrand, and Ghiglieri. The Audit Committee met 10 times in 2018. Our Board has adopted a written Audit Committee charter that is available to stockholders in the corporate governance section of our website at www.sellaslife.com.

Our Board reviews the Nasdaq listing standards' definition of "independence" for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and under Rule 10A-3 under the Exchange Act).

Our Board has also determined that each of the members of our Audit Committee qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board made a qualitative assessment of each of the members of our Audit Committee's level of knowledge and experience based on a number of factors, including the formal education and experience of each of Messrs. Ghiglieri, Van Nostrand and Varian as former chief financial officers for public reporting companies, and the status of Messrs. Van Nostrand and Varian as Certified Public Accountants.

Compensation Committee
The Compensation Committee is currently comprised of three directors: Ms. Wasman and Messrs. Van Nostrand and Ghiglieri. Each of Ms. Wasman and Messrs. Van Nostrand and Ghiglieri are independent (as "independence" is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Compensation Committee met seven times during 2018. Our Board has adopted a written Compensation Committee charter that is available to stockholders in the corporate governance section of our website at www.sellaslifesciences.com.
The Compensation Committee of the Board acts on behalf of the Board to review, recommend for adoption and oversee our compensation strategy, policies, plans and programs, including:

•
establishing corporate performance goals and objectives relevant to the compensation of our executive officers, directors and other senior management and evaluating performance in light of these stated goals and objectives;

•
reviewing and recommending to the Board for approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of our executive officers and directors; and

•	administering our equity compensation plans, pension and profit-sharing plans, deferred compensation plans and other similar plans and programs.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting candidates for election to our Board, making recommendations to our Board regarding the membership of the committees of the Board, and assessing the performance of management and our Board.

The Nominating and Corporate Governance Committee is comprised of three directors: Ms. Wasman and Messrs. Van Nostrand and Varian. All members of our Nominating and Corporate Governance Committee are "independent" (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met three times in 2018. Our Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders in the corporate governance section of our website at www.sellaslifesciences.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows the compensation paid or accrued during the last two fiscal years ended December 31, 2017 and 2018 to our named executive officers, or NEOs, for 2018. The NEOs are our President and Chief Executive Officer, or CEO, Angelos M. Stergiou, M.D., Sc.D. h.c. and the other two most highly compensated executive officers earning more than $100,000 during the year ended December 31, 2018, each identified below under the heading “Summary Compensation Table.”

Name	Year (1)	Salary ($)	Bonus ($)		Option awards ($) (2)	All other compensation ($)		Total ($)
Angelos M. Stergiou, M.D., Sc. D. h.c.	2018	548,959	141,304	(3)	343,566	206,478	(4)	1,240,307
President and Chief Executive Officer	2017	400,000	186,667	(5)	—	142,044	(6)	728,711
Nicholas J. Sarlis, M.D., Ph.D., FACP	2018	373,742	106,400	(3)	253,154	50,008	(7)	783,304
Executive Vice President and Chief Medical Officer	2017	438,889	161,000	(5)	—	17,003	(7)	616,892
Barbara A. Wood	2018	294,223	133,149	(9)	185,788	17,524	(7)	630,684
Executive Vice President, General Counsel and Corporate Secretary (8)	2017	—	—		—	—		—
________________

(1)	The amounts reflected in this column for 2017 reflects payments made to the individuals during their respective tenure at Private Seller prior to the Merger.

(2)
The amounts reflected in this column represent the aggregate grant date fair value computed in accordance with ASC Topic 718. To determine the value of stock option awards, we use a Black Scholes pricing model to value stock options at the time of their grant. This model requires us to estimate the future value of our stock price based in part on the historic price volatility of our stock. See Note 13 to our consolidated financial statements in the Original Filing, “Consolidated Financial Statements - Notes to Consolidated Financial Statements - Stock-Based Compensation,” for details as to the assumptions used to determine the fair value of equity awards.

(3)	Represents a discretionary bonus accrued at year end 2018 and paid in February 2019.

(4)
Comprised of $158,134 related to a monthly housing allowance, and $48,344 related to Company benefits paid on behalf of Dr. Stergiou including: medical, dental, vision, short-term/long-term liability insurances, basic life insurance and personal accident insurance, workers’ compensation insurance and employer liability insurance.

(5)	Represents a discretionary bonus for 2017 accrued at year end 2017 and paid in March 2018.

(6)	Comprised of $22,044 related to payment of social, medical, dental, and vision insurance premiums required under Bermuda law and $120,000 related to a housing allowance.

(7)
Represents the following Company benefits paid on behalf of the employee: medical, dental, vision, short-term/long-term liability insurances, education, basic life insurance, personal accident insurance, workers’ compensation insurance and employer liability insurance.

(8)	Ms. Wood’s employment with the Company commenced on March 14, 2018.

(9)	Represents Ms. Wood’s sign-on bonus of $16,845 and a discretionary bonus of $116,304 which was accrued at year end and paid in February 2019.

Narrative Disclosure to Summary Compensation Table

The Compensation Committee typically meets at least quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chairman of the Compensation Committee, in consultation with the Chief Executive Officer. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising our Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
In 2018, the Company’s Compensation Committee engaged Radford, a division of Aon Hewitt, which is a subsidiary of Aon plc, or Radford, as its compensation consultant, to evaluate long and short-term executive compensation, director compensation and executive severance plans. Radford reviewed our executive officer and director compensation relative to a peer group and against survey data available to Radford. Radford ultimately developed recommendations that were presented to the Compensation Committee for its consideration. Based on these recommendations, we determined our current compensation levels for our executive officer, including base salary and target bonus payments.
During the year ended December 31, 2018, the Compensation Committee recommended and our Board approved the grant of 95,000, 70,000 and 50,000 options to Dr. Stergiou, Dr. Sarlis and Ms. Wood, respectively, at an exercise price of $5.24 per share. One quarter of the shares subject to these options vested in March 2019 and the remaining shares subject to the options will vest and become exercisable in equal monthly installments for 36 months thereafter.
We have entered into employment agreements with each of the named executive officers described below, which include standard confidential information and/or inventions assignment agreements, and under which each of the named executive officers has agreed not to disclose our confidential information. The named executive officers are each eligible to participate in, subject to applicable eligibility requirements, all of our employee retirement and welfare benefit plans and programs made available to senior level executives. All severance benefits payable to the named executive officers under their employment agreements are subject to their signing, not revoking and complying with a release of claims in favor of us and are subject to applicable taxes and withholding.

Angelos M. Stergiou, M.D., Sc.D. h.c.

In September 2016, Private SELLAS entered into an employment agreement, or 2016 Stergiou Agreement, with Dr. Stergiou, President and Chief Executive Officer. Under 2016 Stergiou Agreement, Dr. Stergiou is entitled to an annual base salary of $400,000, net of all legally required applicable taxes, withholdings and deductions (subject to review and adjustment in the discretion of the Board or the compensation committee) and a discretionary annual cash bonus, with a target amount no less than 30% of Dr. Stergiou’s then effective base salary (subject to continued employment and the achievement of certain performance objectives established by the board of directors or compensation committee). The 2016 Stergiou Agreement also provides that Dr. Stergiou will receive a monthly housing allowance of $10,000, net of all legally required applicable taxes, withholdings and deductions, and may be eligible to receive an additional discretionary bonus as determined by the Company in its sole discretion.

The 2016 Stergiou’s Agreement does not have a specified term and either party may terminate such agreement by providing written notice at any time, with or without cause. We must provide Dr. Stergiou with six months’ notice prior to a termination without cause and may elect to place Dr. Stergiou on garden leave (with base salary and other benefits) during such period. Dr. Stergiou must provide written notice of a termination for good reason within 90 days of the event constituting good reason. We have a period of 30 days to correct the act or failure to act that constitutes good reason. If we fail to cure, Dr. Stergiou must provide a second notice of termination at least 30 and no more than 90 days after the first notice.

In March 2019, we entered into a new employment agreement, or 2019 Stergiou Agreement, with Dr. Stergiou which becomes effective as of July 1, 2019, at which time it will replace and supersede the 2016 Stergiou Agreement. The 2019 Stergiou Agreement has a two-year term unless terminated prior thereto (i) by us with cause (at any time) or without cause (upon at least 30 days’ prior written notice), or (ii) by Dr. Stergiou for good reason (upon at least 90 days prior written notice of the reason with a cure period of 30 days for us to correct the act or failure to act that constitutes good reason), or without good reason (upon at least 90 days prior written notice) or (iii) due to Dr. Stergiou’s death or disability.

Pursuant to the terms of the 2019 Stergiou Agreement, Dr. Stergiou is entitled to an annual base salary of $525,000 (subject to review and adjustment in the sole discretion of the Board or the compensation committee thereof) and a discretionary annual cash bonus, with a target amount no less than 50% of Dr. Stergiou’s then effective base salary (subject to continued employment and the achievement of certain performance objectives established by the board of directors or compensation committee of the Board). The agreement also provides that to the extent that any benefit distributable pursuant to the terms of the agreement would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, or the IRC, then the total payments payable to Dr. Stergiou will be reduced as set forth in the agreement (but not below zero) so that the maximum amount of such payments (after the reduction) shall be one dollar ($1.00) less than the amount which would cause such payments to be subject to the excise tax.

In addition, Dr. Stergiou is eligible to receive equity awards in the sole discretion of the Board or the compensation committee thereof.

Nicholas J. Sarlis, M.D., Ph.D., FACP

In September 2016, Private SELLAS entered into an employment agreement with Dr. Sarlis, or the Sarlis Employment Agreement, which was in effect during the years ended December 31, 2017 and 2018. The Sarlis Employment Agreement provided for a four-year term with an annual base salary of $345,000. Pursuant to the terms of such agreement, Dr. Sarlis was eligible to receive a discretionary annual cash bonus of up to 25% of his base salary (subject to continued employment and the achievement of certain performance objectives established by the board of directors or compensation committee). Dr. Sarlis was also eligible to receive an additional discretionary bonus.

In January 2019, we entered into a new agreement with Dr. Sarlis, or the Transition Agreement, which supersedes the Sarlis Employment Agreement. The Transition Agreement provides that that Dr. Sarlis will resign from his position as Chief Medical Officer and become a consultant effective May 15, 2019, or such earlier date as agreed on which a successor chief medical officer takes over Dr. Sarlis’ responsibilities. Pursuant to the terms of the Transition Agreement, until the termination of his employment, Dr. Sarlis will continue to receive his current base salary of $380,000 per annum, and will continue to participate in our benefit plans and programs. Dr. Sarlis will also be entitled to a pro rata cash bonus for the period of his employment in 2019 following determination thereof by the compensation committee and will be reimbursed for COBRA coverage for health benefits for the period between the termination of his employment and December 31, 2019 or such earlier date that Dr. Sarlis becomes eligible to receive health benefits under another employee benefit plan. Following the termination of his employment until December 31, 2019, Dr. Sarlis will provide consulting services to us for not less than 25 hours per week for a monthly fee of $23,500. Upon termination of Dr. Sarlis’ transition period of employment, Dr. Sarlis will receive a lump sum payment, payable on or before December 31, 2019, consisting of his pro-rata incentive bonus for 2019, in an amount determined by the board based upon our achievement of the approved corporate goals for 2019, with a target percentage of 40% prorated for the actual number of days in the transition employment period.

Barbara A. Wood, Esq.

Effective March 14, 2018, we entered into an employment letter agreement with Ms. Wood. Under this agreement, Ms. Wood is entitled to an annual base salary of $365,000 (subject to review and adjustment in the discretion of the board of directors or the compensation committee) and a discretionary annual cash bonus, with a target amount of up to 40% of Ms. Wood’s then-effective base salary (subject to continued employment and the achievement of certain performance objectives established by our Board or compensation committee).

In connection with Ms. Wood entering into her employment letter agreement, and pursuant to the terms thereof, we granted to Ms. Wood incentive stock options to purchase up to 50,000 shares of our common stock. The option has an exercise price equal to the market price of our common stock upon the date of grant and vests as to one quarter after one year from grant and with the remainder over 36 equal monthly installments thereafter, so that the option will be fully vested and exercisable four years from the date of grant.

Ms. Wood’s employment letter agreement does not have a specified term and either party may terminate Ms. Wood’s employment agreement by providing written notice at any time, with or without cause. In December 2018, we entered into a severance agreement with Ms. Wood, or the Wood Severance Agreement, pursuant to which Ms. Wood may receive additional compensation in the event that Ms. Wood's employment was terminated under certain conditions. See the discussion below under “Potential Payments Upon Termination or Change of Control.” In addition to the payment of severance amounts, the Wood Severance Agreement also provides that to the extent that any benefit distributable pursuant to the terms of the Wood Severance Agreement would be subject to the excise tax imposed under Section 4999 of the IRC, then the total payments payable to Ms. Wood shall be reduced as set forth in the Wood Severance Agreement (but not below zero) so that the maximum amount of such payments (after the reduction) shall be one dollar ($1.00) less than the amount which would cause such payments to be subject to the excise tax.

Outstanding Equity Awards At Fiscal Year-End

The following table discloses certain information regarding all outstanding equity awards at fiscal year-end for each of the officers named in the Summary Compensation Table.

	Outstanding Equity Awards at December 31, 2018
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($) (1)	Option Expiration Date
Angelos M. Stergiou, M.D., Sc. D. h.c.	3/13/2018	—	95,000	(2)	$5.24	3/13/2028
Nicholas J. Sarlis, M.D., Ph.D., FACP	3/13/2018	—	70,000	(3)	$5.24	3/13/2028
Barbara A. Wood	3/14/2018	—	50,000	(4)	$5.10	3/14/2018
___________________________

(1)	The exercise price was determined by using the market price for our common stock at the close of business on the grant date.

(2)	These stock options vest at a rate of one quarter (23,750 shares) after one year from grant and with the remainder over 36 equal monthly installments (1979.16667 shares).

(3)	These stock options vest at a rate of one quarter (17,500 shares) after one year from grant and with the remainder over 36 equal monthly installments (1,458.33 shares).

(4)	These stock options vest at a rate of one quarter (12,500 shares) after one year from grant and with the remainder over 36 equal monthly installments (1,041.66667 shares).

Potential Payments Upon Termination or Change of Control

Angelos M. Stergiou

Potential Payments Made Upon Termination with Cause or Without Good Reason. Both the 2016 Stergiou Agreement and the 2019 Stergiou Agreement provide that if Dr. Stergiou’s employment is terminated with cause by us, or by Dr. Stergiou without good reason, we will pay Dr. Stergiou all his accrued benefits, and all other rights and benefits of Dr. Stergiou will terminate upon such termination, except for any right to the continuation of benefits otherwise provided by law.

Potential Payments Made Upon Termination Without Cause or for Good Reason. The 2016 Stergiou Agreement provides that if we terminate Dr. Stergiou’s employment without cause or Dr. Stergiou resigns for good reason, then we will pay Dr. Stergiou a lump sum severance payment equal to two years base salary, less any payments made in respect of any termination notice period. The 2019 Stergiou Agreement provides that if we terminate Dr. Stergiou’s employment without cause or Dr. Stergiou resigns for good reason, we will pay Dr. Stergiou the following amounts in equal installments over a defined twelve month period: (i) an amount equal to 18 months of his then-current base salary, less standard employment-related withholdings and deductions and (ii) an amount equal to a pro-rated portion of his annual short-term incentive compensation for the year in which his employment terminates, without regard to whether the performance goals with respect to such bonus have been established or met and less standard employment-related withholdings and deductions. In addition, Dr. Stergiou will be entitled, if he so elects, to receive reimbursement for Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) monthly premiums for a specified period of time.

Payments Made Upon Death or Disability. The 2016 Stergiou Agreement provides that upon Dr. Stergiou’s death or permanent disability, we will pay Dr. Stergiou or his estate, as the case may be, (i) any base salary that has fully accrued but not been paid as of the effective date of such termination, any annual and discretionary bonuses that have been earned pursuant to the terms of his agreement but not paid as of the date of such termination, as well as any vested and accrued employment benefits subject to the terms of any applicable employment benefit arrangements and applicable law; and (ii) a prorated bonus for the year in which his death or permanent disability occurs; and (iii) all other payments and benefits to which he may be entitled under the terms of any other applicable compensation arrangement or benefit, equity or perquisite plan or program, including, but not limited to, any applicable insurance benefits. All other rights and benefits will terminate upon such termination, except for any right to the continuation of benefits otherwise provided by law.

Potential Payments Upon Termination Related to Change in Control. The 2016 Stergiou Agreement provides that if we terminate his employment without cause or he resigns for good reason within one month prior to or 12 months following the effective date of a change in control, Dr. Stergiou will be eligible to receive a lump sum severance payment equal to two years base salary, less any payments made in respect of or relating to any termination notice period. In addition, notwithstanding anything contained in stock award agreement to the contrary, the vesting of all of his awards will be accelerated in full and become vested effective on the effective date of the change in control and the term and the period during which his stock options may be exercised will be extended to 12 months after the date of the termination of his employment subject to the original expiration date of such options.

The 2019 Stergiou Agreement provides that if we terminate Dr. Stergiou’s employment without cause or he resigns for good reason within a one month period to or one year following a change in control we will pay him the following amounts in equal installments over a 12 month period: (i) an amount equal to 24 months of his then-current Base Salary, less standard employment-related withholdings and deductions; and (ii) an amount equal to one and one-half times his target bonus for the year in which his employment terminates, without regard to whether the performance goals with respect to such target bonus have been established or met and less standard employment-related with holdings and deductions. In addition, Dr. Stergiou will be entitled, if he so elects, to receive reimbursement for COBRA monthly premiums for a specified period of time. Furthermore, the vesting of all of his equity awards will immediately vest in full and become exercisable as of the date of termination.

Barbara A. Wood

Potential Payments Made Upon Termination Without Cause or for Good Reason. Pursuant to the terms of the Wood Severance Agreement, in the event that Ms. Wood's employment is terminated by us without cause or by Ms. Wood for good reason, we will pay Ms. Wood the following amounts in equal installments over a 12- month period: (i) an amount equal to 12 months of the then-current base salary, less standard employment-related withholdings and deductions, and (ii) an amount equal to a pro-rated portion of Ms. Wood annual short-term incentive compensation for the year in which the employment terminates, without regard to whether the performance goals with respect to such bonus have been have been established or met and less standard employment-related withholdings and deductions. In addition, Ms. Wood will be entitled, if she so elects, to receive reimbursement for COBRA monthly premiums for a specified period of time.

Potential Payments Upon Termination Related to Change in Control. The Wood Severance Agreement provides that if we terminate Ms. Wood's employment without cause or she resigns for good reason within one year following a change in control we will pay her the following amounts in equal installments over a 18 month period: (i) an amount equal to 18 months of her then-current Base Salary, less standard employment-related withholdings and deductions; and (ii) an amount equal to her target bonus for the year in which her employment terminates, without regard to whether the performance goals with respect to such target bonus have been established or met and less standard employment-related with holdings and deductions. In addition, Ms. Wood will be entitled, if she so elects, to receive reimbursement for COBRA monthly premiums for a specified period of time.

Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)		Option Awards ($) (2)	Total ($)
Robert L. Van Nostrand	61,375	(3)	61,250	122,625
Jane Wasman	77,500	(4)	61,250	138,750
Stephen F. Ghiglieri	52,500	(5)	61,250	113,750
John Varian	62,750	(6)	61,250	124,000
David A. Scheinberg	95,625	(7)	61,250	156,875
Fabio Lopez	30,000	(8)	40,340	70,340
___________________

(1)	Dr. Angelos M. Stergiou, our Chief Executive Officer, is also a member of our Board, but does not receive any additional compensation for his service as a director.

(2)
All of the options awards remained outstanding as of December 31, 2018. The amounts shown reflect the grant date fair value computed in accordance with FASB ASC 718, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. Each director, except for Fabio Lopez who resigned as a director in July 2018, received 5,500 stock options on June 12, 2018. The assumptions we used in valuing options are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the footnotes to our financial statements incorporated in the Original Filing.

(3)	Of such amount, $15,343.75 was accrued at year end and paid in January 2019.

(4)	Of such amount, $19,375 was accrued at year end and paid in January 2019.

(5)	Of such amount, $13,125 was accrued at year end and paid in January 2019.

(6)	Of such amount, $15,687.50 was accrued at year end and paid in January 2019.

(7)
Of such amount, $60,000 related to fees paid for Scientific Advisory Board membership accrued at year end 2017 and paid in 2018, and $11,875 related to board fees which were accrued at year end and paid in January 2019.

(8)	Mr. Lopez resigned from the board in July 2018.

Director Compensation

Our Board and its compensation committee have adopted the following compensation for our directors:

Compensation Category	Amount
Annual Base Compensation	$40,000
Additional Non-Executive Chair Compensation	$30,000	*
Additional Committee Chair Compensation:
Audit	$15,000
Compensation	$10,000
Nominations and Governance	$7,500
Research and Development	$7,500
Additional Committee Membership Compensation:
Audit	$7,500
Compensation	$5,000
Nominations and Governance	$3,875
Research and Development	$3,875
* $25,000 during fiscal 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information relating to the beneficial ownership of our common stock as of April 30, 2019, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
Beneficial ownership is based upon 24,176,475 shares of common stock issued and outstanding as of April 30, 2019 and determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting of outstanding equity awards that are exercisable or subject to vesting within 60 days after April 30, 2019 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.
As otherwise noted below, the address for persons listed in the table is c/o SELLAS Life Sciences Group, Inc., 15 West 38th Street, 10th Floor, New York, New York, 10018.

Name of Beneficial Owner	Number		Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Angelos M. Stergiou, President, Chief Executive Officer and Director	456,545	(1)	1.89%
Nicholas J. Sarlis, Executive Vice President and Chief Medical Officer	21,875	(2)	*
Barbara A. Wood, Executive Vice President, General Counsel and Corporate Secretary	15,625	(3)	*
Jane Wasman, Chair of the Board	10,083	(4)	*
Stephen Ghighlieri, Director	10,083	(4)	*
David L. Scheinberg, Director	10,083	(4)	*
Robert Van Nostrand, Director	10,083	(4)	*
John Varian, Director	10,083	(4)	*
All current executive officers and directors as a group (8 persons)	544,460		2.25%

Name and Address of 5% Beneficial Owners:
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	1,222,588	(5)	5.06%
________________
* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)
Includes (i) 25,729 shares issuable upon the exercise of vested options granted to Mr. Stergiou on March 13, 2018 exercisable at $5.24 per share (“Stergiou March Option Grant”); and (ii) 3,958 shares issuable upon the exercise of the Stergiou March Option Grant which will vest within the next 60 days.

(2)
Represents (i) 18,958 shares issuable upon the exercise of vested options granted to Mr. Sarlis on March 13, 2018 exercisable at $5.24 per share (the “Sarlis March Option Grant”) and (ii) 2,917 shares issuable upon the exercise of the Sarlis March Option Grant which will vest within the next 60 days.

(3)
Represents (i) 13,542 shares issuable upon the exercise of vested options granted to Ms. Wood on March 13, 2018 exercisable at $5.24 per share (the “Wood March Option Grant”) and (ii) 2,083 shares issuable upon the exercise of the Wood March Option Grant which will vest within the next 60 days.

(4)
Represents (i) 3,965 shares issuable upon the exercise of vested options granted to the holder on March 13, 2018 exercisable at $5.24 per share (the “March Director Option Grant”) and (ii) 6,110 shares issuable upon the exercise of the holder’s March Director Option Grant which will vest within the next 60 days.

(5)	Based solely on the information as of December 31, 2018, contained in a Schedule 13G filed with the SEC by Renaissance Technologies LLC on February 12, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2018

	(a)	(b)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2017 Equity Incentive Plan	384,150	$5.24	421,149
Amended and Restated 2016 Incentive Plan	10,171	$1,240.55	—
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	319,497	$10.03	—
Employee Stock Purchase Plan	—	—	115,131
Restricted stock units	12,759	—	—
Total	726,577	$24.99	536,280

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related-Person Transactions

Our Audit Committee reviews and approves in advance all related-person transactions. Other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation,” and “Director Compensation,” there were no transactions during the year ended December 31, 2018 to which either we were a party and in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) a director, executive officer, holder of more than 5% of our outstanding common stock, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Indemnification

We provide indemnification to our directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under our Bylaws and Amended and Restated Certificate of Incorporation, we are required to indemnify our directors and officers to the extent not prohibited under Delaware or other applicable law. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws and Amended and Restated Certificate of Incorporation.

Related Person Transactions Policy and Procedures

We have adopted a written Related Person Transactions and SEC Compliance Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related persons transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of our Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits of the transaction to us and whether any alternative transactions were available. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee determines in the good faith exercise of its discretion.

Director Independence

An “independent” director is a director who meets the criteria for independence as required by Nasdaq’s listing standards and applicable SEC rules and regulations, which includes an affirmative determination of independence by the Board. The Board has determined that each of the current directors of our company is independent, with the exception of Dr. Stergiou, our CEO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2018 and 2017, by Moss Adams, our principal accountant.

	2018	2017
	(in thousands)
Audit Fees(1)	$345	$511
Audit-related Fees(2)	117	162
Tax Fees(3)	44	19
All Other Fees	—	—
Total Fees	$506	$692

(1)	For the years ended December 31, 2018 and 2017, the aggregate audit fees billed for professional services rendered for audits and quarterly reviews of our consolidated financial statements.

(2)
For the years ended December 31, 2018 and 2017, audit-related fees billed by Moss Adams pertained to services rendered in connection with procedures required for filings with the SEC in conjunction with financing transactions and the merger.

(3)	Tax fees consist of fees for tax consultation and compliance services.

All fees described above were pre-approved by the Audit Committee.

We furnished the foregoing disclosure to Moss Adams.

Pre-Approval Procedures

Our Audit Committee pre-approves of audit and non-audit services rendered by our independent registered public accounting firm, Moss Adams. Our audit committee pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.
Our Audit Committee has determined that the rendering of services other than audit services by Moss Adams is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS

(b) Exhibits
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in Item 15(b) “Exhibits” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

Exhibit Number	Description
10.46	Transition Agreement between the Registrant and Nicholas Sarlis, dated January 7, 2019.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: April 30, 2019	By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer