Form 10-Q
period 2019-03-31
SELLAS Life Sciences Group, Inc.
filed 2019-05-15
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of May 15, 2019, SELLAS Life Sciences Group, Inc. had outstanding 25,176,475 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2019

The names “SELLAS Life Sciences Group, Inc.,” “SELLAS,” the SELLAS logo, and other trademarks or service marks of SELLAS Life Sciences Group, Inc. appearing in this quarterly report on Form 10-Q are the property of SELLAS Life Sciences Group, Inc. Other trademarks, service marks or trade names appearing in this prospectus are the property of their respective owners. We do not intend the use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of or by either, of these other companies.
Unless the context otherwise indicates, references in these notes to the “Company,” “we,” “us” or “our” refer to SELLAS Life Sciences Group, Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. Such forward-looking statements include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("SEC"), on March 22, 2019 ("2018 Annual Report"), all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,576	$5,337
Restricted cash and cash equivalents	114	114
Prepaid expenses and other current assets	726	387
Total current assets	3,416	5,838
Operating lease right-of-use asset	471	—
In-process research and development	8,500	8,500
Goodwill	1,914	1,914
Deposits and other assets	626	663
Total assets	$14,927	$16,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,638	$3,755
Accrued expenses and other current liabilities	807	2,219
Operating lease liability, current	359	—
Total current liabilities	5,804	5,974
Operating lease liability, non-current	112	—
Deferred tax liability	357	357
Warrant liability	991	1,013
Contingent consideration	4,713	4,326
Total liabilities	11,977	11,670
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 24,176,475 shares issued and outstanding at March 31, 2019; 22,026,476 shares issued and outstanding at December 31, 2018	2	2
Additional paid-in capital	89,340	87,098
Accumulated deficit	(86,392)	(81,855)
Total stockholders’ equity	2,950	5,245
Total liabilities and stockholders’ equity	$14,927	$16,915

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$1,859	$1,804
General and administrative	2,500	3,880
Total operating expenses and operating loss	(4,359)	(5,684)
Non-operating income (expense):
Change in fair value of warrant liability	195	1,881
Change in fair value of contingent consideration	(387)	(3,411)
Loss on settlement of liability-classified warrants	—	(685)
Interest income (expense), net	14	(96)
Total non-operating income (expense), net	(178)	(2,311)
Net loss	$(4,537)	$(7,995)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	(1,968)
Deemed dividend arising from warrant modifications	(439)	$—
Net loss attributable to common stockholders	$(4,976)	$(9,963)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.22)	$(1.67)
Weighted-average common shares outstanding, basic and diluted	22,368,142	5,952,193
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	22,026,476	$2	$87,098	$(81,855)	$5,245
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(173)	—	(173)
Issuance of common stock upon exercise of warrants, net of offering costs	—	—	2,149,999	—	2,230	—	2,230
Stock-based compensation	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	(4,537)	(4,537)
Balance at March 31, 2019	—	$—	24,176,475	$2	$89,340	$(86,392)	$2,950

	Three Months Ended March 31, 2018
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	5,766,891	$1	$56,254	$(54,185)	$2,070
Issuance of Series A convertible preferred stock, net of offering costs	5,987	—	—	—	5,328	—	5,328
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(2,587)	—	(2,587)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(1,968)	—	(1,968)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	1,968	—	1,968
Accretion of convertible preferred stock dividends	—	—	—	—	(72)	—	(72)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	333,143	—	1,631	—	1,631
Issuance of common stock in connection with warrant exchange agreements	—	—	54,343	—	285	—	285
Stock-based compensation for directors and employees	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(7,995)	(7,995)
Balance at March 31, 2018	5,987	$—	6,154,377	$1	$60,861	$(62,180)	$(1,318)

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,537)	$(7,995)
Non-cash interest expense	—	20
Non-cash stock-based compensation	185	22
Change in fair value of common stock warrants	(195)	(1,881)
Change in fair value of contingent consideration	387	3,411
Loss on settlement of liability-classified warrants	—	685
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(302)	(622)
Accounts payable	883	(240)
Accrued expenses and other current liabilities	(1,412)	1,197
Net cash used in operating activities	(4,991)	(5,403)
Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	—	5,328
Net proceeds from exercise of warrants	2,230	—
Principal payments on long-term debt	—	(589)
Net cash provided by financing activities	2,230	4,739
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,761)	(664)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	5,451	12,750
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$2,690	$12,086

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$14	$34
Cash paid during the periods for interest	$—	$110
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	$—	$1,968
Repayment of interest and principal on long-term debt through issuance of common stock	$—	$1,631
Reclassification of warrant liabilities upon exchange for shares of common stock	$—	$285
Impact of anti-dilution protection on liability-classified warrants	$173	$—
Long-term debt issued in connection with warrant exchange agreements	$—	$888
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

Merger of Galena Biopharma, Inc. and SELLAS Life Sciences Group Ltd.

As used in this Quarterly Report on Form 10-Q, the words the “Company,” and “SELLAS” refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following completion of the business combination between Galena Biopharma, Inc., a Delaware corporation ("Galena"), and SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company ("Private SELLAS") in December 2017. This business combination is referred to as the Merger. Upon completion of the Merger, the Company’s name changed from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.," the Company’s financial statements became those of Private SELLAS and the Company's common stock began trading on The Nasdaq Capital Market under a new ticker symbol “SLS” on January 2, 2018.

2. Liquidity

The Company has not generated any revenues, including from product sales, and has funded operations primarily from the proceeds of sales of its equity interests and convertible notes. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

On March 6, 2019, the Company entered into a Warrant Exercise Agreement (the "Exercise Agreement") with one of the holders of the Company's warrants originally issued in July 2018. Pursuant to the Exercise Agreement, the warrant holder agreed to cash exercise up to 3.8 million of its warrants issued in July 2018 ("Existing Warrants") into shares of common stock at an adjusted exercise price of $1.10 per share for any Existing Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the Existing Warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3.8 million shares of common stock at an exercise price of $1.40 per share ("New Warrants") to be issued on a share-for-share basis in an amount equal to the number of the Existing Warrants that are cash exercised by the warrant holder prior to May 31, 2019. During the three months ended March 31, 2019, the warrant holder exercised approximately 2.2 million Existing Warrants for gross proceeds of $2.4 million and approximately 2.2 million New Warrants were issued. Subsequent to March 31, 2019, the holder exercised an additional 1.0 million Existing Warrants for gross proceeds of $1.1 million and 1.0 million New Warrants were issued. To date, the holder has exercised approximately 3.1 million Existing Warrants for gross proceeds of $3.5 million and approximately 3.1 million additional New Warrants were issued. We may receive aggregate gross proceeds of up to approximately $4.2 million from the cash exercise if all of the remaining Existing Warrants held by the holder are exercised pursuant to the Exercise Agreement.

In February 2019, the Company engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives to continue the Company's business plan, with the ultimate objective being an outcome that is in the best interest of the Company's shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of assets, a funded collaboration or partnership, or a financing which would allow the Company to continue with its current business plan of advancing its development plans for its lead product candidates. To the extent that this engagement results in a transaction, the Company's business objectives may change depending upon the nature of the transaction. There can be no assurance that the Company will enter into any transaction as a result of the exploration of strategic alternatives.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions.

The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has evaluated the guidance of Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year from the date its financial statements are available to be issued. The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or the risk of failure of any such product candidates at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As of March 31, 2019, the Company had cash and cash equivalents of approximately $2.6 million, and restricted cash and cash equivalents of $0.1 million. In addition, the Company had outstanding accounts payable and accrued expenses and other current liabilities of $5.4 million as of March 31, 2019. The Company expects its existing cash as of March 31, 2019, together with the $1.0 million from the exercise of Existing Warrants subsequent to March 31, 2019, and the remaining gross proceeds of up to $0.8 million the Company may receive in connection with the exercise of the Existing Warrants, will enable the Company to fund its operating expenses and capital expenditure requirements through June 2019. In the event that not all of the warrants subject to the Exercise Agreement are exercised, the Company will need to raise additional capital earlier than anticipated to fund our operations.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and its wholly owned subsidiaries, Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Private SELLAS, SLSG US, Inc., Sellas Life Sciences Limited, Sellas Life Sciences Group UK Ltd., Apthera, Inc., and Mills Pharmaceuticals, LLC. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Unaudited Interim Results

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2018 Annual Report. The accompanying condensed consolidated financial statements at March 31, 2019 and for the three months ended March 31, 2019 and 2018, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2018 have been derived from the audited financial statements as of that date.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$2,576	$5,337
Restricted cash and cash equivalents	114	114
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,690	$5,451

The Company maintained restricted cash and cash equivalents as of March 31, 2019 and December 31, 2018 as collateral for its corporate credit cards.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Recent Accounting Pronouncements Pending Adoption

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies, adds and removes certain specific the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and to delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of the new standard on the consolidated financial statements.

Recent Accounting Pronouncements Adopted

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new guidance retains a distinction between finance leases and operating leases, while requiring companies to recognize both types of leases on their balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in legacy U.S. GAAP - ASC 840.

The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company evaluated the potential cumulative effect of applying the new leases guidance and determined that such an adjustment would be immaterial. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting under Topic 840.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of what the Company's credit rating would be. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise such options. In connection with the adoption, the Company did not separate lease and associated non-lease components for the transitioned leases, but instead are accounting for them together as a single component. The adoption did not change the classification of lease-related expenses in the condensed consolidated statements of operations, and the Company does not expect changes to the pattern of expense recognition. As a result, the adoption does not impact the Company's beginning retained earnings, or the Company's prior year condensed consolidated statements of operations and will not materially affect the condensed consolidated statements of cash flows.

4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	March 31, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,237	$1,237	$—	$—
Total assets measured and recorded at fair value	$1,237	$1,237	$—	$—
Liabilities:
Warrants liability	$991	$—	$—	$991
Contingent consideration	4,713	—	—	4,713
Total liabilities measured and recorded at fair value	$5,704	$—	$—	$5,704

Description	December 31, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,195	$5,195	$—	$—
Total assets measured and recorded at fair value	$5,195	$5,195	$—	$—
Liabilities:
Warrants liability	$1,013	$—	$—	$1,013
Contingent consideration	4,326	—	—	4,326
Total liabilities measured and recorded at fair value	$5,339	$—	$—	$5,339

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2019 and or the year ended December 31, 2018. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the three months ended March 31, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

A reconciliation of the change in the fair value of the contingent consideration liability for the three months ended March 31, 2019 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2018	$4,326
Change in the estimated fair value of the contingent consideration	387
Contingent consideration, March 31, 2019	$4,713

The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to the Company’s nelipepimut-S ("NPS") product candidate. The contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules. The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Compensation and related benefits	$332	$675
Clinical trial costs	184	858
Professional fees	291	540
Rebates and returns of former commercial products	—	138
Other	—	8
Accrued expenses and other current liabilities	$807	$2,219

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

6. Legal Proceedings, Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office space in New York, New York, which began August 1, 2018 with a term through July 31, 2020. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.4 million and a non-current operating lease liability of $0.2 million with a corresponding ROU asset of $0.6 million, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 13%. As of March 31, 2019, the lease has a remaining term of 1.3 years.

Rent expense related to the Company's operating lease was approximately $0.1 million for the three months ended March 31, 2019 and 2018. Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of March 31, 2019 (in thousands):

March 31, 2019
2019	$284
2020	224
Total minimum lease payments	508
Less: imputed interest	(37)
Operating lease liabilities	$471

Operating lease amortization of the ROU asset was $0.1 million for the three months ended March 31, 2019.

Future minimum rental payments under the Company's non-cancelable operating lease as of December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$377
2020	224
Total minimum lease payments	$601

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company’s predecessor company, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, and to which the Company is now subject, as follows:

On October 13, 2016, Galena filed a complaint against Aon Risk Insurance Services West, Inc. in the Circuit Court for Multnomah County, Oregon. The complaint seeks damages related to Galena’s coverage dispute with a certain insurer, including the amounts Galena was required to contribute to the settlements of In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer’s failure to pay its full policy limits. On November 30, 2018, the Company amended its complaint to seek punitive damages. The trial in this action commenced on May 6, 2019 and is continued until July 1-2, 2019.

On February 13, 2017, multiple putative shareholder securities class action complaints were filed in federal court alleging, among other things, that the Company and certain of the Company's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The individual actions were consolidated, lead plaintiffs were named by the Court and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. The Company’s motion to dismiss the amended complaint is currently pending in the U.S. District Court for the District of New Jersey.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. In June 2018, a derivative complaint was filed in U.S. District Court for the Northern District of California against the Company’s current and former directors, and the Company as a nominal defendant. The plaintiff in the June 2018 case voluntarily withdrew his complaint from the U.S District Court of the Northern District of California and on August 27, 2018 refiled the complaint in the Court of Chancery of the State of Delaware. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The March 2017, July 2017, and January 2018 lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action. The defendants in the August 2018 lawsuit filed a motion to dismiss the complaint which is currently pending in the Court of Chancery of the State of Delaware.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

7. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of March 31, 2019, the Company has shares of common stock reserved for future issuance for as follows (in thousands):

March 31, 2019
Warrants outstanding	17,698
Stock options outstanding	1,333
Options reserved for future issuance under the Company’s 2017 Equity Incentive Plan	362
Shares reserved for future issuance under the Employee Stock Purchase Plan	265
Restricted stock units	13
Total reserved for future issuance	19,671

8. Warrants to Acquire Shares of Common Stock

Warrant Exercise Agreement

On July 16, 2018, the Company issued warrants to purchase up to an aggregate of 11,520,000 shares of common stock, with an exercise price per share of $2.10 (the “Existing Warrants”). The Existing Warrants were immediately exercisable and expire on July 16, 2023.

On March 6, 2019, the Company entered into the Exercise Agreement with one of the holders of the Existing Warrants. Pursuant to the Exercise Agreement, such warrant holder agreed to cash exercise up to 3,800,000 of the Existing Warrants into shares of common stock at an adjusted exercise price of $1.10 per share for any Existing Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the Existing Warrants held by the warrant holder, the Exercise Agreement also provides for the issuance of the New Warrants to purchase up to an aggregate of approximately 3,800,000 shares of common stock at an exercise price of $1.40 per share to be issued on a share-for-share basis in an amount equal to the number of the Existing Warrants that are cash exercised by the warrant holder prior to May 31, 2019. The New Warrants expire five years from the date of issuance. During the three months ended March 31, 2019, the warrant holder exercised approximately 2.2 million of the Existing Warrants for gross proceeds to the Company of $2.4 million and approximately 2.2 million New Warrants were issued. Subsequent to March 31, 2019, the warrant holder exercised an additional 1.0 million Existing Warrants for gross proceeds of $1.1 million and 1.0 million New Warrants were issued. To date, the warrant holder has exercised approximately 3.1 million Existing Warrants for gross proceeds of $3.5 million and approximately 3.1 million New Warrants were issued. We may receive aggregate gross proceeds of up to approximately $4.2 million from the cash exercise if all of the Existing Warrants held by the holder are exercised pursuant to the Exercise Agreement. The reduced exercise price of the 2.2 million Existing Warrants exercised by the warrant holder increased the fair value of these Existing Warrants by approximately $0.3 million which is recorded as a deemed dividend increasing the net loss attributable to common stockholders during the three months ended March 31, 2019, and in additional paid-in capital.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In addition, pursuant to the terms of certain warrants issued in connection with our previously outstanding Series A Convertible Preferred stock in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted to $1.10 per share from the previous exercise price of $2.10 per share. The Company recognized the $0.2 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the three months ended March 31, 2019.

Warrants Outstanding

The following is a summary of the Company's warrants to acquire shares of common stock activity for the three months ended March 31, 2019 (in thousands):

Warrant Issuance	Outstanding, December 31, 2018	Granted	Exercised	Canceled/Expired	Outstanding, March 31, 2019	Expiration
March 2019	—	2,150	—	—	2,150	March 2024
July 2018 Offering	15,268	—	(2,150)	—	13,118	July 2023
Pre-funded July 2018 Offering	625	—	—	—	625	July 2023
Series A Convertible Preferred	1,384	—	—	—	1,384	September 2023
2017 Equilibria	316	—	—	—	316	December 2022
Galena February 2017	33	—	—	—	33	February 2022
Galena Other	72	—	—	—	72	January 2022
	17,698	2,150	(2,150)	—	17,698

Warrants to acquire shares of common stock consist of warrants that may be settled in cash, which are liability-classified warrants, and equity-classified warrants.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings for the Series A Convertible Preferred stock, Galena's February 2017 financing, and various other Galena equity financings that were assumed by the Company at the consummation of the Merger. These warrants may be settled in cash and were determined to not be indexed to the Company’s common stock.

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

As of March 31, 2019

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	1,384	$1.10	4.51	96.95%	2.22%
Galena February 2017	33	$33.00	2.88	104.71%	2.22%
Galena Other	72	$829.88	2.18	105.53%	2.22%

As of December 31, 2018
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	1,384	$2.10	4.76	88.80%	2.50%
Galena February 2017	33	$33.00	3.12	94.12%	2.46%
Galena Other	72	$829.88	2.43	94.73%	2.46%

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

The changes in fair value of the warrant liability for the three months ended March 31, 2019 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2018	Fair value of warrants granted	Fair value of warrants canceled	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, March 31, 2019
Series A Convertible Preferred	$1,010	$—	$—	$173	$(195)	$988
Galena February 2017	3	—	—	—	—	3
Galena Other	—	—	—	—	—	—
	$1,013	$—	$—	$173	$(195)	$991

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

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the July 2018 Offering were recorded in equity upon issuance. During its evaluation of equity classification for the pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued in the July 2018 Offering, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

9. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved, and currently allows for the issuance of up to a maximum of approximately 1,686,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, not including shares subject to awards assumed in connection with certain transactions, including the Merger. Upon the consummation of the Merger, the Company assumed approximately 10,171 shares subject to outstanding common stock options granted under the Company’s 2016 Incentive Plan that will remain exercisable through maturity for former Company employees and directors.

The number of shares reserved for issuance under the 2017 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date occurs and ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares reserved for issuance under the 2017 Equity Incentive Plan was automatically increased to approximately 1,686,000 on January 1, 2019. As of March 31, 2019, an aggregate of approximately 362,000 shares of common stock were reserved for future grants under the 2017 Equity Incentive Plan.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$39	$6
General and administrative	146	16
Total stock-based compensation	$185	$22

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the fair value of all its stock options granted during the three months ended March 31:

	Three Months Ended March 31,
	2019	2018
Risk free interest rate	2.49%	2.71%
Volatility	96.57%	80.05%
Expected lives (years)	6.15	6.21
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $1.08 and $3.70, respectively.

The Company’s expected common stock price volatility assumption is based upon the Company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method, which averages the contractual term of the Company’s options of ten years with the average vesting term of four years for an average of approximately six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero, because the Company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company accounts for forfeitures as they occur.

As of March 31, 2019, there was $1.7 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.76 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes stock option activity of the Company for the three months ended March 31, 2019:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2019	395	$37.09	9.01	$—
Granted	940	1.38	10.00	—
Canceled	(2)	5.24		$—
Outstanding at March 31, 2019	1,333	$11.94	9.60	$—
Options exercisable at March 31, 2019	123	$107.54	8.29	$—

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2019 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 31, 2019 of $1.02 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Time-Based and Performance-Based Conditions

The Company granted Restricted Stock Units ("RSUs") subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the Company's 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The initial vesting date for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: (a) change of control or (b) a qualified public offering. As of March 31, 2019, there were approximately 13,000 RSUs outstanding with a weighted average grant date fair value of $52.94.

The Company recognizes compensation expense related to these RSUs when the liquidity event is deemed probable. As such, no compensation expense was recorded to date as the liquidity event is outside the Company’s control and not deemed probable until it occurs.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2019 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, including below, the Company did not have any material subsequent events.

Pursuant to the Exercise Agreement, subsequent to March 31, 2019, the holder of the Existing Warrants exercised an additional 1.0 million Existing Warrants for gross proceeds of $1.1 million and 1.0 million New Warrants were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report, and our other public reports filed with the SEC.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel cancer immunotherapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S and nelipepimut-S.

Galinpepimut-S, or GPS

Our lead product candidate, galinpepimut-S, or GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, that targets the Wilms tumor 1, or WT1, protein which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

In November 2018, following discussions with the U.S. Food and Drug Administration, or FDA, regarding a clinical trial design and biostatistical plan, we commenced preparations for a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission following successful completion of second-line antileukemic therapy. This trial is expected to serve as the basis for a Biologics License Application, or BLA, submission, subject to positive results. We are currently ready to start this Phase 3 trial, pending receipt of sufficient funding. We plan to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and the study is contemplated to have a planned interim safety and futility analysis after 80 events (deaths).

In December 2018, we initiated a Phase 1/2 multi-arm ‘basket’ type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). We plan to enroll approximately 90 patients in this study at up to 20 centers in the United States. The initial tumor types to be treated will be AML (in patients having achieved partial response as their best hematological response after four cycles of therapy with hypomethylating agents), and ovarian cancer (second or third line), to be followed by triple negative breast cancer, or TNBC, (second line), small cell lung cancer (second line), and colorectal cancer (third or fourth line).

GPS was granted Orphan Drug Product Designations from the FDA as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S, or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor, or HER2, expressing cancers. In 2018 we presented data from our Phase 2b study of the combination of trastuzumab plus NPS in HER 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that showed a clinically and statistically significant improvement in the disease free survival rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. In October 2018, the data safety monitoring board ("DSMB"), unanimously concluded that the final analysis of the Phase 2b study data, with a median follow-up of 26 months, confirmed that TNBC patients should be the key target population for the further development of trastuzumab plus NPS in the adjuvant setting in early-stage HER2 1+/2+ breast cancer patients. We are having ongoing discussions with the FDA to define an optimal path for further development of the combination of NPS plus trastuzumab in TNBC and expect to complete these discussions in the first half of 2019.

FBP-targeting bivalent vaccine (GALE-301/-302)

GALE-301 and GALE 302 are cancer immunotherapies that target the E39 peptide derived from the folate binding protein. In a Phase 1/2a investigator sponsored trial, assessing GALE-301 in ovarian and endometrial cancers, we observed a clinically meaningful improvement in the 24-month rate of disease-free survival. We are evaluating GALE-301/302 for potential internal development, strategic partnership, or other type of product candidate rationalization.

Recent Developments

On March 6, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with one of the holders of our warrants issued in July 2018. Pursuant to the Exercise Agreement, such holder agreed that it would cash exercise up to 3.8 million of its warrants issued in July 2018, or Existing Warrants, into shares of common stock, at a reduced exercise price of $1.10 per share for any Existing Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the Existing Warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3.8 million shares of common stock at an exercise price of $1.40 per share, or New Warrants, to be issued on a share-for-share basis in an amount equal to the number of the Existing Warrants that are cash exercised by the holder prior to May 31, 2019. To date, the holder has exercised approximately 3.1 million Existing Warrants for gross proceeds of $3.5 million and approximately 3.1 million New Warrants were issued. We may receive aggregate gross proceeds of up to approximately $4.2 million from the cash exercise if all of the Existing Warrants under the Exercise Agreement are exercised.

In February 2019, we engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives, with the ultimate objective being an outcome that is in the best interest of our shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of assets, a funded collaboration or partnership, or a financing which would allow us to continue with our current business plan of advancing our development plans for our lead product candidates. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the exploration of strategic alternatives.

Components of Results of Operations

Research and Development

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

•	manufacturing expenses;

•	outsourced professional scientific development services;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments made under our license agreements, under which we acquired certain intellectual property;

•	expenses relating to certain regulatory activities, including filing fees paid to regulatory agencies;

•	laboratory materials and supplies used to support our research activities; and

•	allocated expenses, utilities and other facility-related costs.

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

Research and development activities are central to our business model. Cancer immunotherapy product candidates in the later stages of clinical development generally have higher development costs than those in the earlier stages of clinical development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we initiate additional and late stage clinical trials and as our research and development related personnel costs increase, including stock-based compensation.

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include facility-related costs, patent filing and prosecution costs, professional fees for business development, accounting, consulting, legal and tax-related services associated with maintaining compliance with our Nasdaq listing and U.S. Securities and Exchange Commission reporting requirements, investor relations costs, and director and officer insurance premiums associated with being a public company.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$1,859	$1,804	$55
General and administrative	2,500	3,880	(1,380)
Total operating expenses and operating loss	(4,359)	(5,684)	(1,325)
Non-operating income (expense)	(178)	(2,311)	(2,133)
Net loss	$(4,537)	$(7,995)	$3,458

For the three months ended March 31, 2019, our net loss was $4.5 million compared to a net loss of $8.0 million for the three months ended March 31, 2018. The decrease of $3.5 million in net loss was primarily attributable to a decrease in operating loss of $1.3 million and an decrease in non-operating expense of $2.1 million.

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $1.9 million for the three months ended March 31, 2019 compared to $1.8 million for the three months ended March 31, 2018. The $0.1 million increase was primarily attributable to a $0.4 million increase in outsourced clinical and regulatory consulting related to our ongoing discussions with the FDA for further development of the combination of NPS plus trastuzumab in TNBC and a $0.2 million increase in licensing fees. These increases were partially offset by a $0.3 million decrease in clinical expenses due to the completion of the Phase 2b trial of NPS in combination with trastuzumab in 2018 and a $0.2 million decrease in personnel related expenses due to reduced headcount. We anticipate that our research and development expenses will increase in the future as we continue to advance our product candidates into and through clinical trials, including the ongoing basket trial of GPS in combination with pembrolizumab and our Planned 3 trial of GPS in AML, pending funding.

General and Administrative

General and administrative expenses were $2.5 million for the three months ended March 31, 2019 compared to $3.9 million for the three months ended March 31, 2018. The $1.4 million decrease was due to a $0.6 million decrease in legal fees, a $0.2 million decrease in accounting and audit fees, a $0.2 million decrease in outsourced consulting, a $0.2 million decrease in public company costs, and a $0.2 million decrease in other expenses. These decreases were driven by our focus on reducing expenses as we explore a wide range of strategic alternatives, which may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of corporate assets, a funded collaboration or partnership, or a financing which would allow us to continue with our current business plan of advancing its development plans for our lead product candidates.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three months ended March 31, 2019 and 2018, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Change in fair value of warrant liability	$195	$1,881	$(1,686)
Change in fair value of contingent consideration	(387)	(3,411)	3,024
Loss on settlement of liability-classified warrants	—	(685)	685
Interest income (expense), net	14	(96)	110
Total non-operating expense, net	$(178)	$(2,311)	$2,133

Net non-operating expense of $0.2 million during the three months ended March 31, 2019 was primarily due to a $0.4 million increase in the fair value of the contingent consideration liability, partially offset by a $0.2 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock. Net non-operating expense of $2.3 million during the three months ended March 31, 2019 was primarily due to a $3.4 million increase in the fair value of the contingent consideration liability, a $0.7 million loss on settlement of liability-classified warrants to acquire shares of common stock, and $0.1 million in interest expense, partially offset by a $1.9 million gain resulting from the decrease in the estimated fair value of outstanding liability-classified warrants to acquired shares of common stock. The decreases in the estimated fair value of our warrant liability were primarily due to decreases in our common stock price. The change in the estimated fair value of the contingent consideration during the three months ended March 31, 2018 reflects an adjusted probability and time line for the potential approval of NPS associated with the positive interim data from the Phase 2b investigator-sponsored clinical trial of trastuzumab +/- NPS that was announced on April 2, 2018.

During the three months ended March 31, 2018, the $0.7 million loss on settlement of liability-classified warrants relates to warrants to acquire shares of common stock issued by Galena in February 2017 that were assumed in the Merger. A total of 501,000 of the Galena February 2017 liability-classified warrants to acquire shares of common stock were canceled under various warrant exchange agreements. We issued 54,343 shares of our common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of our common stock and $0.9 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 379,333 shares of our common stock. The fair value of the consideration exchanged totaling $1.2 million exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the three months ended March 31, 2018.

Interest expense, net for the three months ended March 31, 2018, primarily consisted of interest expense incurred on our previously outstanding long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The change in fair value of warrant liability, change in fair value of contingent consideration, and loss on settlement of liability-classified warrants are all non-cash in nature.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements in the three months ended March 31, 2019 and 2018. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

In February 2019, we engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives, with the ultimate objective being an outcome that is in the best interest of our shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of corporate assets, a funded collaboration or partnership, or a financing which would allow us to continue with our current business plan of advancing its development plans for its lead product candidates. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the exploration of strategic alternatives.

As previously described, during the three months ended March 31, 2019, pursuant to the Exercise Agreement, we received approximately $2.4 million from the exercise of Existing Warrants. In addition, subsequent to March 31, 2019, we received an additional $1.1 million from the exercise of Existing Warrants. There remains 0.7 million Existing Warrants available for exercise by the holder through May 31, 2019 at an exercise price of $1.10 per share.

As of March 31, 2019, we had an accumulated deficit of $86.4 million, cash and cash equivalents of $2.6 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $5.4 million as of March 31, 2019. These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our condensed consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash of $2.6 million as of March 31, 2019, together with the $1.1 million received from the exercise of Existing Warrants, and the remaining gross proceeds of up to $0.8 million that we may receive in connection with the exercise of Existing Warrants, pursuant to the Exercise Agreement, will enable us to fund our operating expenses and capital expenditure requirements through June 2019. In the event that not all of the warrants subject to the warrant exercise agreement are exercised, we will need to raise additional capital earlier than anticipated to fund our operations. We will require substantial additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. Alternatively, we will be required to scale back our plans and place certain activities on hold. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. However, our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful identification of a strategic alternative, (ii) the timely and successful completion of additional financing discussed above, (iii) our ability to complete revenue-generating partnerships with pharmaceutical companies, (iv) the success of our research and development activities, (v) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (vi) regulatory approval and market acceptance of our proposed future products.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(4,991)	$(5,403)
Financing activities	2,230	4,739
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(2,761)	$(664)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $5.0 million during the three months ended March 31, 2019 was primarily attributable to our net loss of $4.5 million. This amount was offset by various net non-cash charges of $0.4 million, which was comprised of $0.4 million increase in the fair value of our contingent consideration liability, $0.2 million increase in stock-based compensation, offset by a gain of $0.2 million from the decrease in the fair value of liability-classified warrants. The net change in our operating assets and liabilities of $0.8 million is primarily attributable to an increase in prepaid expenses of $0.3 million and a $0.5 million decrease in our accounts payable and accrued expenses and other current liabilities.

Net cash used in operating activities of $5.4 million during the three months ended March 31, 2018 was primarily attributable to our net loss of $8.0 million. This amount was offset by various net non-cash charges of $2.2 million, which was comprised of $3.4 million increase in the fair value our contingent consideration liability and a $0.7 million loss on settlement of liability-classified warrants, partially offset by a gain of $1.9 million from the decrease in the fair value of liability-classified warrants. The net change in our operating assets and liabilities of $0.3 million is primarily attributable to an increase in our accounts payable and accrued expenses and other current liabilities as we extend payables until we receive additional financing to be able to meet our obligations when they become due.

Net Cash Flow from Financing Activities

We generated $2.2 million of net cash from financing activities for the three months ended March 31, 2019 from the exercise of certain common stock warrants.

We generated $4.7 million of net cash from financing activities for the three months ended March 31, 2018, which was primarily attributable to $5.3 million in net proceeds from the sale of the first tranche of the Series A Convertible Preferred stock, partially offset by $0.6 million in redemptions of the senior secured debenture satisfied in cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of March 31, 2019.

Critical Accounting Policies and Estimates

In the 2018 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2018 that are not included in Note 3 of the accompanying condensed consolidated financial statements for the three months ended March 31, 2019. Readers are encouraged to read the 2018 Annual Report in conjunction with this quarterly report.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and our principal financial officer (the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2018 Annual Report. The risks described in such 2018 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.2	Form of New Warrant issued in connection with Warrant Exercise Agreement dated March 6, 2019.	8-K	4.1	March 6, 2019
10.1	Form of Warrant Exercise Agreement date March 6, 2019.	8-K	10.1	March 6, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
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

Date: May 15, 2019