Form 10-Q
period 2019-06-30
SELLAS Life Sciences Group, Inc.
filed 2019-08-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33958
SELLAS Life Sciences Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
15 West 38th Street, 10th Floor, New York, NY 10018
(917) 438-4353
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SLS	The Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 14, 2019, SELLAS Life Sciences Group, Inc. had outstanding 226,544,712 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2019

The names “SELLAS Life Sciences Group, Inc.,” “SELLAS,” the SELLAS logo, and other trademarks or service marks of SELLAS Life Sciences Group, Inc. appearing in this Quarterly Report on Form 10-Q are the property of SELLAS Life Sciences Group, Inc. Other trademarks, service marks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend the use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of or by either, of these other companies.
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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("SEC"), on March 22, 2019 ("2018 Annual Report"), all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,751	$5,337
Restricted cash and cash equivalents	114	114
Prepaid expenses and other current assets	776	387
Total current assets	13,641	5,838
Operating lease right-of-use asset	390	—
In-process research and development	8,500	8,500
Goodwill	1,914	1,914
Deposits and other assets	589	663
Total assets	$25,034	$16,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,762	$3,755
Accrued expenses and other current liabilities	1,276	2,219
Operating lease liability, current	362	—
Total current liabilities	5,400	5,974
Operating lease liability, non-current	28	—
Deferred tax liability	357	357
Warrant liability	103	1,013
Contingent consideration	4,808	4,326
Total liabilities	10,696	11,670
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 100,135,175 and 22,026,476 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	10	2
Additional paid-in capital	103,854	87,098
Accumulated deficit	(89,526)	(81,855)
Total stockholders’ equity	14,338	5,245
Total liabilities and stockholders’ equity	$25,034	$16,915

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,381	$1,592	$3,240	$3,396
General and administrative	2,638	4,909	5,138	8,789
Total operating expenses and operating loss	(4,019)	(6,501)	(8,378)	(12,185)
Non-operating income (expense):
Change in fair value of warrant liability	962	1,218	1,157	3,099
Change in fair value of contingent consideration	(95)	(452)	(482)	(3,863)
Loss on settlement of liability-classified warrants	—	(42)	—	(727)
Interest income (expense), net	18	(122)	32	(218)
Total non-operating income (expense), net	885	602	707	(1,709)
Loss before income taxes	(3,134)	(5,899)	(7,671)	(13,894)
Income tax expense	—	163	—	163
Net loss	(3,134)	(6,062)	(7,671)	(14,057)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	(2,468)	—	(4,436)
Deemed dividend arising from warrant modifications	(952)	—	(1,391)	—
Net loss attributable to common stockholders	$(4,086)	$(8,530)	$(9,062)	$(18,493)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.13)	$(1.26)	$(0.33)	$(2.89)
Weighted-average common shares outstanding, basic and diluted	32,298,234	6,767,200	27,360,621	6,391,948
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	24,176,475	$2	$89,340	$(86,392)	$2,950
Issuance of common stock and common stock warrants, net of issuance costs	—	—	26,367,200	3	13,413	—	13,416
Issuance of common stock upon exercise of warrants, net of offering costs	—	—	1,000,000	—	1,045	—	1,045
Issuance of common stock upon exercise of pre-funded warrants	—	—	48,591,500	5	—	—	5
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(70)	—	(70)
Stock-based compensation	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	(3,134)	(3,134)
Balance at June 30, 2019	—	$—	100,135,175	$10	$103,854	$(89,526)	$14,338

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	22,026,476	$2	$87,098	$(81,855)	$5,245
Issuance of common stock and common stock warrants, net of issuance costs	—	—	26,367,200	3	13,413	—	13,416
Issuance of common stock upon exercise of warrants, net of offering costs	—	—	3,149,999	—	3,275	—	3,275
Issuance of common stock upon exercise of pre-funded warrants	—	—	48,591,500	5	—	—	5
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(243)	—	(243)
Stock-based compensation	—	—	—	—	311	—	311
Net loss	—	—	—	—	—	(7,671)	(7,671)
Balance at June 30, 2019	—	$—	100,135,175	$10	$103,854	$(89,526)	$14,338

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	5,987	$—	6,154,377	$1	$60,861	$(62,180)	$(1,318)
Issuance of Series A convertible preferred stock, net of offering costs	4,713	—	—	—	4,319	—	4,319
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(2,452)	—	(2,452)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(2,468)	—	(2,468)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	2,468	—	2,468
Conversion of Series A Convertible Preferred Stock	(2,898)	—	499,682	—	—	—	—
Convertible preferred stock dividends	—	—	—	—	(415)	—	(415)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	382,134	—	1,245	—	1,245
Issuance of common stock in connection with litigation settlements	—	—	228,672	—	1,250	—	1,250
Issuance of common stock upon conversion of promissory notes	—	—	118,644	—	825	—	825
Stock-based compensation	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(6,062)	(6,062)
Balance at June 30, 2018	7,802	$—	7,383,509	$1	$65,758	$(68,242)	$(2,483)

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	5,766,891	$1	$56,254	$(54,185)	$2,070
Issuance of Series A convertible preferred stock, net of offering costs	10,700	—	—	—	9,647	—	9,647
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(5,039)	—	(5,039)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(4,436)	—	(4,436)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	4,436	—	4,436
Conversion of Series A Convertible Preferred Stock	(2,898)	—	499,682	—	—	—	—
Convertible preferred stock dividends	—	—	—	—	(487)	—	(487)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	715,277	—	2,876	—	2,876
Issuance of common stock in connection with litigation settlements	—	—	228,672	—	1,250	—	1,250
Issuance of common stock upon conversion of promissory notes	—	—	118,644	—	825	—	825
Issuance of common stock in connection with warrant exchange agreements	—	—	54,343	—	285	—	285
Stock-based compensation	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	(14,057)	(14,057)
Balance at June 30, 2018	7,802	$—	7,383,509	$1	$65,758	$(68,242)	$(2,483)
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,671)	$(14,057)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	115
Deferred taxes	—	49
Non-cash stock-based compensation	311	147
Fair value of common stock issued in connection with litigation settlements	—	1,250
Change in fair value of common stock warrants	(1,153)	(3,099)
Change in fair value of contingent consideration	482	3,863
Loss on settlement of liability-classified warrants	—	727
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(315)	(604)
Accounts payable	(263)	408
Accrued expenses and other current liabilities	(1,038)	(501)
Net cash used in operating activities	(9,647)	(11,702)
Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	—	9,647
Proceeds from issuance of common stock, net of offering costs	13,781	—
Net proceeds from exercise of warrants	3,280	—
Dividends paid	—	(111)
Principal payments on long-term debt	—	(589)
Net cash provided by financing activities	17,061	8,947
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	7,414	(2,755)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	5,451	12,750
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$12,865	$9,995

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$32	$79
Cash paid during the periods for interest	$—	$182
Supplemental disclosure of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock recorded as issuance cost	$—	$5,039
Repayment of interest and principal on long-term debt through issuance of common stock	$—	$3,701
Reclassification of warrant liabilities upon exchange for shares of common stock	$—	$285
Operating right of use asset and current and non-current liability	$550	$—
Impact of anti-dilution protection on liability-classified warrants	$243	$—
Offering expenses in accounts payable and accrued expenses and other current liabilities	$365	$—
Long-term debt issued in connection with warrant exchange agreements	$—	$966
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company" or “SELLAS”) is a late-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapeutics for a broad range of indications.

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

On June 18, 2019, the Company consummated an underwritten public offering (the “June 2019 Offering”) of (i) 26,367,200 shares of common stock, (ii) 73,632,800 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 100,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $0.15 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represented the right to purchase one share of common stock at an exercise price of $0.50 per share and may be exercised pursuant to the terms thereof on a cashless basis, at the option of the holder, in whole or in part, for one share of common stock, if the weighted average price of the common stock on any trading day immediately prior to the exercise date is lower than the then-applicable exercise price per share.  See Note 10 for a description of the Investor Agreements (as defined in Note 10) pertaining to the warrants sold in the June 2019 Offering.  The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $0.1499 per pre-funded warrant and common stock warrant. The pre-funded warrants are exercisable immediately, at an exercise price of $0.0001 per share and expire on June 18, 2024.

The net proceeds to the Company from the June 2019 Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $13.4 million. See Notes 7 and 8 for further discussion of the June 2019 Offering.

On March 6, 2019, the Company entered into a Warrant Exercise Agreement (the "Exercise Agreement") with one of the holders of the Company's warrants issued in July 2018. Pursuant to the Exercise Agreement, the warrant holder agreed to exercise for cash up to 3.8 million of its warrants issued in July 2018 ("Existing Warrants") into shares of common stock at an adjusted exercise price of $1.10 per share for any Existing Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the Existing Warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3.8 million shares of common stock at an exercise price of $1.40 per share ("New Warrants") to be issued on a share-for-share basis in an amount equal to the number of the Existing Warrants that are cash exercised by the warrant holder prior to May 31, 2019. During the six months ended June 30, 2019, the warrant holder exercised approximately 3.1 million Existing Warrants for gross proceeds of $3.5 million and approximately 3.1 million New Warrants were issued. The Exercise Agreement expired on May 31, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In February 2019, the Company engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives to continue the Company's business plan, with the ultimate objective being an outcome that is in the best interest of the Company's shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of assets, a funded collaboration or partnership, or a financing which would allow the Company to continue with its current business plan of advancing its development plans for its lead product candidates. In addition to the consummation of the June 2019 Offering, the Company is continuing to explore other potential transactions for advancing its development programs and maximizing shareholder value. There can be no assurance that the Company will enter into any additional transactions as a result of the exploration of strategic alternatives.

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

The Company has evaluated the guidance of Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year from the date its financial statements are available to be issued. The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or the risk of failure of any such product candidates at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As of June 30, 2019, the Company had cash and cash equivalents of approximately $12.8 million, and restricted cash and cash equivalents of $0.1 million. The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $89.5 million as of June 30, 2019. In addition, the Company had aggregate outstanding accounts payable and accrued expenses and other current liabilities of $5.4 million as of June 30, 2019. The Company expects its existing cash as of June 30, 2019, will enable the Company to fund its operating expenses and capital expenditure requirements through the end of 2020.

3. Basis of Presentation and Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's 2018 Annual Report have not materially changed, except as set forth below.

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

Unaudited Interim Results

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2018 Annual Report. The accompanying condensed consolidated financial statements at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2018 have been derived from the audited financial statements as of that date.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$12,751	$5,337
Restricted cash and cash equivalents	114	114
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$12,865	$5,451

The Company maintained restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018 as collateral for its corporate credit cards.

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

Recent Accounting Pronouncements Adopted

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new guidance retains a distinction between finance leases and operating leases, while requiring companies to recognize both types of leases on their balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in legacy U.S. GAAP - ASC 840.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company evaluated the potential cumulative effect of applying the new guidance and determined that such an adjustment would be immaterial. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting under Topic 840.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity Topic (480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instrument with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which modifies the classification of some financial instruments. A down round feature no longer precludes equity classification, therefore a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities present earnings per share in accordance with Topic 260, and to recognize the effect of the down round feature when triggered. Convertible instruments are now subject to specialized contingent beneficial conversion features. The Company adopted ASU No. 2017-11 on January 1, 2019 and determined it did not have a material impact to its condensed consolidated financial statements. The Company determined its liability classified warrants contained cash settlement features that would continue to preclude equity classification subsequent to its adoption of ASU No. 2017-11.

Recent Accounting Pronouncements Pending Adoption

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In August 2018, FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 modifies, adds and removes certain specific disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and to delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of the new standard on the consolidated financial statements.

4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	June 30, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$12,334	$12,334	$—	$—
Total assets measured and recorded at fair value	$12,334	$12,334	$—	$—
Liabilities:
Warrant liability	$103	$—	$—	$103
Contingent consideration	4,808	—	—	4,808
Total liabilities measured and recorded at fair value	$4,911	$—	$—	$4,911

Description	December 31, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,195	$5,195	$—	$—
Total assets measured and recorded at fair value	$5,195	$5,195	$—	$—
Liabilities:
Warrant liability	$1,013	$—	$—	$1,013
Contingent consideration	4,326	—	—	4,326
Total liabilities measured and recorded at fair value	$5,339	$—	$—	$5,339

The Company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2019 or the year ended December 31, 2018. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the six months ended June 30, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

A reconciliation of the change in the fair value of the contingent consideration liability for the six months ended June 30, 2019 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2018	$4,326
Change in the estimated fair value of the contingent consideration	482
Contingent consideration, June 30, 2019	$4,808

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Compensation and related benefits	$388	$675
Clinical trial costs	132	858
Professional fees	756	540
Rebates and returns of former commercial products	—	138
Other	—	8
Accrued expenses and other current liabilities	$1,276	$2,219

6. Legal Proceedings, Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office space in New York, New York, which began August 1, 2018 with a term through July 31, 2020. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.4 million and a non-current operating lease liability of $0.2 million with a corresponding ROU asset of $0.6 million, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 13%. As of June 30, 2019, the lease has a remaining term of 1.1 years.

Rent expense related to the Company's operating lease was approximately $0.1 million for the three months ended June 30, 2019 and 2018. Rent expense for the six months ended June 30, 2019 and 2018 was approximately $0.2 million. Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of June 30, 2019 (in thousands):

June 30, 2019
Year ending December 31, 2019 (remaining six months)	$191
Year ending December 31, 2020	224
Total minimum lease payments	415
Less: imputed interest	(25)
Operating lease liabilities	$390

Operating lease amortization of the ROU asset was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

Future minimum rental payments under the Company's non-cancelable operating lease as of December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$377
2020	224
Total minimum lease payments	$601

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

On October 13, 2016, Galena filed a complaint against Aon Risk Insurance Services West, Inc. in the Circuit Court for Multnomah County, Oregon. The lawsuit sought damages related to Galena’s coverage dispute with a certain insurer, including the amounts Galena was required to contribute to the settlements of In re Galena Biopharma, Inc. Derivative Litigation and In re Galena Biopharma, Inc. Securities Litigation as a direct result of certain insurer’s failure to pay its full policy limits. The trial in this action concluded on July 19, 2019, with a verdict which awarded no damages to Galena. A final judgment reflecting the verdict is expected to be entered within the 60 days from July 29, 2019.

On February 13, 2017, multiple putative shareholder securities class action complaints were filed in federal court alleging, among other things, that the Company and certain of the Company's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The individual actions were consolidated, lead plaintiffs were named by the federal court and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. The Company’s motion to dismiss the amended complaint is currently pending in the U.S. District Court for the District of New Jersey.

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

On June 18, 2019, the Company consummated the June 2019 Offering of (i) 26,367,200 shares of common stock, (ii) 73,632,800 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 100,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $0.15 per share and common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of common stock at an exercise price of $0.50 per share. The common stock warrants are exercisable immediately, expire five years from the date of issuance and contain anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrants, subject to certain exceptions. Additionally, the common stock warrants may be exercised pursuant to the terms thereof on a cashless basis, at the option of the holder, in whole or in part, for one share of common stock, if the weighted average price of the common stock on any trading day immediately prior to the exercise date is lower than the then-applicable exercise price per share.  See Note 10 for a description of the Investor Agreements (as defined in Note 10) pertaining to the warrants sold in the June 2019 Offering.

The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $0.1499 per pre-funded warrant and common stock warrant. Each pre-funded warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until the pre-funded warrants are exercised in full. The shares of common stock and pre-funded warrants, and accompanying common stock warrants, were issued separately and were immediately separable upon issuance.

The net proceeds to the Company from the June 2019 Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $13.4 million.

As of June 30, 2019, the Company has shares of common stock reserved for future issuance for as follows (in thousands):

June 30, 2019
Warrants outstanding	142,739
Stock options outstanding	1,281
Options reserved for future issuance under the Company’s 2017 Equity Incentive Plan	416
Shares reserved for future issuance under the Employee Stock Purchase Plan	265
Restricted stock units	13
Total common stock reserved for future issuance	144,714

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8. Warrants to Acquire Shares of Common Stock

Warrant Exercise Agreement

On July 16, 2018, the Company issued the Existing Warrants to purchase up to an aggregate of 11,520,000 shares of common stock, with an exercise price per share of $2.10. The Existing Warrants were immediately exercisable and expire on July 16, 2023.

On March 6, 2019, the Company entered into the Exercise Agreement with one of the holders of the Existing Warrants. Pursuant to the Exercise Agreement, such warrant holder agreed to exercise for cash up to 3,800,000 of the Existing Warrants into shares of common stock at an adjusted exercise price of $1.10 per share for any Existing Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the Existing Warrants held by the warrant holder, the Exercise Agreement also provides for the issuance of the New Warrants to purchase up to an aggregate of approximately 3,800,000 shares of common stock at an exercise price of $1.40 per share to be issued on a share-for-share basis in an amount equal to the number of the Existing Warrants that are cash exercised by the warrant holder prior to May 31, 2019. The New Warrants expire five years from the date of issuance. During the six months ended June 30, 2019, the warrant holder exercised approximately 3.1 million of the Existing Warrants for gross proceeds to the Company of $3.5 million and approximately 3.1 million New Warrants were issued. The reduced exercise price of the 3.1 million Existing Warrants exercised by the warrant holder increased the fair value of these Existing Warrants by approximately $0.1 million and $0.3 million during the three months and six months ended June 30, 2019, respectively, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and in additional paid-in capital. The Exercise Agreement expired on May 31, 2019.

Pursuant to the terms of certain warrants issued in connection with our previously outstanding Series A Convertible Preferred stock in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted on March 6, 2019 to $1.10 per share from the previous exercise price of $2.10 per share as a result of the Company's entry into the Exercise Agreement. The Company recognized the $0.3 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the three months ended March 31, 2019.

Additionally, no later than November 8, 2019, the Company has agreed to seek the approval of The Nasdaq Stock Market to reduce the exercise price to $0.15 per share (subject to adjustment for stock splits and the like) of those warrants what were issued to certain holders pursuant to those certain Warrant Exercise Agreements entered into by and among the Company such holders on March 6, 2019.

June 2019 Offering

In connection with the June 2019 Offering, the Company reduced the exercise price of those warrants that were issued on July 16, 2018 (the "July 2018 Offering Warrants") to $0.15 per share from the previous exercise price of $2.10 per share. The reduced exercise price of the July 2018 Offering Warrants increased the value of fair value of the July 2018 Offering Warrants by approximately $0.8 million and is recorded as a deemed dividend increasing net loss attributable to common stockholders and additional paid-in-capital during the three and six months ended June 30, 2019.

Pursuant to the terms of certain liability-classified warrants issued in connection with our previously outstanding Series A Convertible Preferred stock in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted on June 18, 2019 to $0.15 per share from the previous exercise price of $1.10 per share. The Company recognized the $0.1 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the three and six months ended June 30, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants Outstanding

The following is a summary of the Company's warrants to acquire shares of common stock activity for the six months ended June 30, 2019 (in thousands):

Warrant Issuance	Outstanding, December 31, 2018	Granted	Exercised	Canceled/Expired	Outstanding, June 30, 2019	Expiration
June 2019 Offering	—	100,000	—	—	100,000	June 2024
Pre-funded June 2019 Offering	—	73,633	(47,967)	—	25,666	June 2024
March 2019 Exercise Agreement	—	3,150	—	—	3,150	March 2024
July 2018 Offering	15,268	—	(3,150)	—	12,118	July 2023
Pre-funded July 2018 Offering	625	—	(625)	—	—	July 2023
Series A Convertible Preferred	1,384	—	—	—	1,384	September 2023
2017 Equilibria	316	—	—	—	316	December 2022
Galena February 2017	33	—	—	—	33	February 2022
Galena Other	72	—	—	—	72	January 2022
	17,698	176,783	(51,742)	—	142,739

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

As of June 30, 2019

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	1,384	$0.15	4.26	99.14%	1.74%
Galena February 2017	33	$33.00	2.63	105.00%	1.71%
Galena Other	72	$829.88	1.93	105.00%	1.71%

As of December 31, 2018
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	1,384	$2.10	4.76	88.80%	2.50%
Galena February 2017	33	$33.00	3.12	94.12%	2.46%
Galena Other	72	$829.88	2.43	94.73%	2.46%

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

The changes in fair value of the warrant liability for the six months ended June 30, 2019 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2018	Fair value of warrants granted	Fair value of warrants canceled	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, June 30, 2019
Series A Convertible Preferred	$1,010	$—	$—	$243	$(1,153)	$100
Galena February 2017	3	—	—	—	—	3
	$1,013	$—	$—	$243	$(1,153)	$103

Warrants Classified as Equity

The Company issued warrants to acquire 316,163 shares of the its common stock at an exercise price of $7.42 per share, maturing five years from issuance, to EQC Private Markets SAC Fund Ltd-EQC Biotech Sely I Fund on December 29, 2017.

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the June 2019 Offering and July 2018 Offering were recorded in equity upon issuance. During its evaluation of equity classification for the pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued in the June 2019 Offering, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. In addition, the Company determined that the down round feature in the warrants to acquires shares of common stock issued in the June 2019 Offering did not preclude equity classification. As described in Note 3, the Company adopted ASU No. 2017-11 on January 1, 2019 which changed the classification of certain equity-linked financial instruments (or embedded features) with down round features. A down round feature no longer precludes equity classification, therefore a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.

9. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for the issuance of up to a maximum of approximately 1,686,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, not including shares subject to awards assumed in connection with certain transactions, including the Merger. Upon the consummation of the Merger, the Company assumed approximately 10,171 shares subject to outstanding common stock options granted under the Company’s 2016 Incentive Plan that will remain exercisable through maturity for former Company employees and directors.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The number of shares reserved for issuance under the 2017 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than ten years, commencing on January 1 of the year following the year in which the effective date occurs and ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares reserved for issuance under the 2017 Equity Incentive Plan was automatically increased to approximately 1,686,000 on January 1, 2019. As of June 30, 2019, an aggregate of approximately 416,000 shares of common stock were reserved for future grants under the 2017 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$(43)	$27	$(4)	$33
General and administrative	169	98	315	114
Total stock-based compensation	$126	$125	$311	$147

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the fair value of all its stock options granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Risk free interest rate	2.49%	2.73%
Volatility	96.57%	80.83%
Expected lives (years)	6.20	6.20
Expected dividend yield	—%	—%

There were no stock options granted during the three months ended June 30, 2019. The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 was $1.08 and $3.73, respectively. The weighted-average grant date fair value of options granted during the three months ended June 30, 2018 was $3.89.

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

As of June 30, 2019, there was $1.4 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.67 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes stock option activity of the Company for the six months ended June 30, 2019:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2018	395	$37.09	9.01	$—
Granted	940	1.38		—
Canceled	(54)	5.24		$—
Outstanding at June 30, 2019	1,281	$12.21	9.38	$—
Options exercisable at June 30, 2019	157	$85.51	8.25	$—

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2019 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on June 30, 2019 of $0.11 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Time-Based and Performance-Based Conditions

The Company granted Restricted Stock Units ("RSUs") subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the Company's 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The initial vesting date for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: (a) change of control or (b) a qualified public offering. As of June 30, 2019, there were approximately 13,000 RSUs outstanding with a weighted average grant date fair value of $52.94.

The Company recognizes compensation expense related to these RSUs when the liquidity event is deemed probable. As such, no compensation expense was recorded to date as the liquidity event is outside the Company’s control and not deemed probable until it occurs.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2019 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, including below, the Company did not have any material subsequent events.

On July 8, 2019, the Company entered into a series of Investor Agreements (collectively, the "Investor Agreements") with certain purchasers of securities (each an "Investor") in connection with the June 2019 Offering. In connection with the Investor Agreements, the parties thereto agreed to, among other things, (i) amend the expiration date of those certain leak-out agreements previously entered into with certain Investors in connection with the June 2019 Offering from August 2, 2019 to August 15, 2019, (ii) amend the warrants issued to such Investors in connection with the June 2019 Offering such that they became cashlessly exercisable pursuant to the terms thereof on July 10, 2019 (the "Warrant Amendment"), and (iii) amend the warrant agreement entered into with Computershare Trust Company, N.A. on June 18, 2019 to reflect the terms of the Warrant Amendment. Pursuant to the Investor Agreements, the Investors also agreed to vote their shares of the Company’s common stock held on the applicable record date in favor of one or more future proposals that the Company expects to ask its stockholders to approve in connection with a contemplated reverse stock split of the Company’s common stock, at a ratio to be determined in the future by the Company’s board of directors.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Subsequent to June 30, 2019, 98,634,000 warrants to acquire shares of common stock issued in the June 2019 Offering were cashlessly exercised. In addition, the remaining 25,666,300 pre-funded warrants to acquire shares of common stock issued in the June 2019 Offering were exercised at an exercise price of $0.0001 per share. The Company also received $0.3 million from the exercise of 2,100,130 warrants to acquire shares of common stock at an exercise price of $0.15 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report, and our other public reports filed with the SEC.

Overview

We are a late-stage biopharmaceutical company focused on the development of novel cancer immunotherapeutics for a broad range of indications.

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

In November 2018, following discussions with the U.S. Food and Drug Administration, or FDA, regarding a clinical trial design and biostatistical plan, we commenced preparations for a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. This trial is expected to serve as the basis for a Biologics License Application, or BLA, submission, subject to positive results. We plan to initiate this Phase 3 trial in the fourth quarter of 2019. The study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths).

In December 2018, we initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). In July 2019, we dosed the first patient in this trial. We plan to enroll approximately 90 patients at up to 20 centers in the United States. The trial is initially evaluating patients with ovarian cancer (second or third line) and colorectal cancer (third or fourth line), to be followed by patients with AML who are unable to attain deeper morphological response than partial on hypomethylating agents and who are not eligible for allogeneic hematopoietic stem cell transplant, and patients with triple negative breast cancer (TNBC) (second line), and small cell lung cancer (second line).

GPS was granted Orphan Drug Product Designations from the FDA as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S, or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor, or HER2, expressing cancers. Data presented in 2018 from our Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER1/2+ breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS, rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. In October 2018, the Data Safety Monitoring Board, or DSMB, unanimously concluded that the final analysis of the Phase 2b study data, with a median follow-up of 26 months, confirmed that TNBC patients should be the key target population for the development of trastuzumab plus NPS in the adjuvant setting in early-stage HER2 1+/2+ breast cancer patients. We are having ongoing discussions with the FDA since January 2019 to define an optimal path for further development of the combination of NPS plus trastuzumab in TNBC.

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

Recent Developments

On June 18, 2019, we consummated an underwritten public offering, or the June 2019 Offering, of (i) 26,367,200 shares of common stock, (ii) 73,632,800 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 100,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $0.15 per share and common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of common stock at an exercise price of $0.50 per share.  The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $0.1499 per pre-funded warrant and common stock warrant. The pre-funded warrants are exercisable immediately at an exercise price of $0.0001 per share, and expire on June 18, 2024.

The net proceeds to us from the June 2019 Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $13.4 million.

On July 8, 2019, we entered into a series of agreements, or the Investor Agreements, with certain purchasers of securities, or Investors, in connection with the June 2019 Offering. In connection with the Investor Agreements, the parties thereto agreed to, among other things, (i) amend the expiration date of those certain leak-out agreements previously entered into with certain Investors in connection with the June 2019 Offering from August 2, 2019 to August 15, 2019, (ii) amend the warrants issued to such Investors in connection with the June 2019 Offering such that they became cashlessly exercisable pursuant to the terms thereof on July 10, 2019 (the "Warrant Amendment"), and (iii) amend the warrant agreement entered into with Computershare Trust Company, N.A. on June 18, 2019, to reflect the terms of the Warrant Amendment. Pursuant to the Investor Agreements, the Investors have agreed to vote their shares of our common stock held on the applicable record date in favor of one or more future proposals that we expect to ask our stockholders to approve in connection with a contemplated reverse stock split of our common stock, at a ratio to be determined in the future by our board of directors.

On March 6, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with one of the holders of our warrants issued in July 2018. Pursuant to the Exercise Agreement, such holder agreed that it would cash exercise up to 3.8 million of its warrants issued in July 2018, or Existing Warrants, into shares of common stock, at a reduced exercise price of $1.10 per share for any Existing Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the Existing Warrants, the Exercise Agreement also provides for the issuance of new warrants to purchase up to an aggregate of approximately 3.8 million shares of common stock at an exercise price of $1.40 per share, or New Warrants, to be issued on a share-for-share basis in an amount equal to the number of the Existing Warrants that are cash exercised by the holder prior to May 31, 2019. The holder exercised approximately 3.1 million Existing Warrants for gross proceeds of $3.5 million and approximately 3.1 million New Warrants were issued. The Exercise Agreement expired on May 31, 2019.

In February 2019, we engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives, with the ultimate objective being an outcome that is in the best interest of our shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of assets, a funded collaboration or partnership, or a financing which would allow us to continue with our current business plan of advancing our development plans for our lead product candidates. In addition to the consummation of the June 2019 Offering, we are continuing to explore other potential transactions for advancing our development programs and maximizing shareholder value. There can be no assurance that we will enter into any additional transactions as a result of the exploration of strategic alternatives.

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

We anticipate that our general and administrative expenses will decrease as we focus on managing outside service providers in order to prudently preserve capital. If and when we believe that regulatory approval of a product candidate appears likely, we anticipate that an increase in payroll and expenses will occur as a result of our preparation for commercial operations, particularly as it relates to the sales and marketing of such product candidate.

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

Critical Accounting Policies and Estimates

In the 2018 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2018 that are not included in Note 3 of the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019. Readers are encouraged to read the 2018 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

(dollars in thousands)	Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$1,381	$1,592	$(211)
General and administrative	2,638	4,909	(2,271)
Total operating expenses and operating loss	(4,019)	(6,501)	2,482
Non-operating income, net	885	602	283
Loss before income taxes	(3,134)	(5,899)	2,765
Income tax expense	—	163	(163)
Net loss	$(3,134)	$(6,062)	$2,928

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

(dollars in thousands)	Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$3,240	$3,396	$(156)
General and administrative	5,138	8,789	(3,651)
Total operating expenses and operating loss	(8,378)	(12,185)	3,807
Non-operating income (expense), net	707	(1,709)	2,416
Loss before income taxes	(7,671)	(13,894)	6,223
Income tax expense	—	163	(163)
Net loss	$(7,671)	$(14,057)	$6,386

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $1.4 million for the three months ended June 30, 2019 compared to $1.6 million for the three months ended June 30, 2018. The $0.2 million decrease was primarily attributable to a $0.5 million decrease in personnel related expenses due to reduced headcount and a $0.3 million decrease in outsourced clinical and regulatory consulting services. These decreases were partially offset by a $0.5 million increase in clinical trial expenses due to our ongoing basket trial of GPS in combination with pembrolizumab, and a $0.1 million increase in licensing fees. We anticipate that our research and development expenses will increase in the future as we continue to advance our product candidates into and through clinical trials, including the ongoing basket trial of GPS in combination with pembrolizumab, and our planned Phase 3 trial of GPS in AML.

Research and development expenses were $3.2 million for the six months ended June 30, 2019 compared to $3.4 million for the six months ended June 30, 2018. The $0.2 million decrease was primarily attributable to a $0.8 million decrease in personnel related expenses due to reduced headcount. This decrease was partially offset by a $0.3 million increase in clinical trial expenses due to our ongoing basket trial of GPS in combination with pembrolizumab, and a $0.3 million increase in licensing fees.

General and Administrative

General and administrative expenses were $2.6 million for the three months ended June 30, 2019 compared to $4.9 million for the three months ended June 30, 2018. The $2.3 million decrease was due to a $1.3 million decrease in legal fees, a $0.4 million decrease in public company costs, a $0.3 million decrease in personnel related expenses due to reduced headcount, and a $0.3 million decrease in other expenses. These decreases were driven by our focus on reducing expenses as we prudently manage our capital in order to continue with our current business plan of advancing our development programs for our product candidates.

General and administrative expenses were $5.1 million for the six months ended June 30, 2019 compared to $8.8 million for the six months ended June 30, 2018. The $3.7 million decrease was due to a $1.8 million decrease in legal fees, a $0.5 million decrease in public company costs, a $0.4 million decrease in accounting and audit fees, a $0.3 million decrease in personnel related expenses due to reduced headcount, a $0.3 million decrease in outsourced consulting, and a $0.4 million decrease in other expenses.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and six months ended June 30, 2019 and 2018, respectively, was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Change in fair value of warrant liability	$962	$1,218	$(256)	$1,157	$3,099	$(1,942)
Change in fair value of contingent consideration	(95)	(452)	357	(482)	(3,863)	3,381
Loss on settlement of liability-classified warrants	—	(42)	42	—	(727)	727
Interest income (expense), net	18	(122)	140	32	(218)	250
Total non-operating income (expense), net	$885	$602	$283	$707	$(1,709)	$2,416

Net non-operating income of $0.9 million during the three months ended June 30, 2019 was primarily due to a $1.0 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock, partially offset by a $0.1 million increase in the fair value of the contingent consideration liability. Net non-operating income of $0.7 million during the six months ended June 30, 2019 was primarily due to a $1.2 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock, partially offset by a $0.5 million increase in the fair value of the contingent consideration liability. The decreases in the estimated fair value of our warrant liability were primarily due to decreases in our common stock price.

Net non-operating income of $0.6 million during the three months ended June 30, 2018 was primarily due to a $1.2 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock, partially offset by a $0.5 million increase in the fair value of the contingent consideration liability, and $0.1 million of interest expense. Net non-operating expense of $1.7 million during the six months ended June 30, 2018 was primarily due to a $3.9 million increase in the fair value of the contingent consideration liability, a $0.7 million loss on settlement of liability-classified warrants to acquire shares of common stock, and $0.2 million of interest expense. These non-operating expenses during the six months ended June 30, 2018 were partially offset by a $3.1 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock. The change in the estimated fair value of the contingent consideration during the six months ended June 30, 2018 reflects an adjusted probability and time line for the potential approval of NPS associated with the positive interim data from the Phase 2b investigator-sponsored clinical trial of trastuzumab +/- NPS that was announced on April 2, 2018.

During the six months ended June 30, 2018, the $0.7 million loss on settlement of liability-classified warrants relates to warrants to acquire shares of common stock issued by Galena in February 2017 that were assumed in the Merger. A total of 534,333 of the Galena February 2017 liability-classified warrants to acquire shares of common stock were canceled under various warrant exchange agreements. We issued 54,343 shares of our common stock in exchange for the surrender and cancellation of warrants to acquire 121,667 shares of our common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 412,667 shares of our common stock. The fair value of the consideration exchanged totaling $1.3 million exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the six months ended March 31, 2018.

Interest expense, net for the three and six months ended June 30, 2019 and 2018 primarily consisted of interest expense incurred on our previously outstanding long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The change in fair value of warrant liability, change in fair value of contingent consideration, and loss on settlement of liability-classified warrants are all non-cash in nature.

Income Tax Expense

There was no income tax expense for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, we recognized income tax expense of $0.2 million. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements in the six months ended June 30, 2019 and 2018. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

In February 2019, we engaged Cantor Fitzgerald & Co. to explore a wide range of strategic alternatives, with the ultimate objective being an outcome that is in the best interest of our shareholders. Such alternatives may include, but are not limited to, a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of corporate assets, a funded collaboration or partnership, or a financing which would allow us to continue with our current business plan of advancing its development programs for our product candidates. On June 18, 2019, we received $13.8 million in net proceeds from the sale of shares of common stock, pre-funded warrants to acquire shares of common stock, and accompanying common stock warrants to acquire shares of common stock. We are using the proceeds of this offering to advance our development programs. We are also continuing to explore other potential transactions for advancing our development plans and maximizing shareholder value. There can be no assurance that we will enter into any additional transactions as a result of the exploration of strategic alternatives. In addition to the June 2019 financing, during the six months ended June 30, 2019, we received $3.3 million in net proceeds from the exercise of the Existing Warrants. Subsequent to June 30, 2019, we received $0.3 million in net proceeds from the exercise of 2.1 million warrants to acquire shares of common stock at an exercise price of $0.15 per share.

As of June 30, 2019, we had an accumulated deficit of $89.5 million, cash and cash equivalents of $12.8 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $5.0 million as of June 30, 2019. We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our condensed consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash of $12.8 million as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2020. We will require additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. We may be required to delay, scale back or eliminate some or all of our research and development programs and place certain activities on hold, or cease operations if we are unable to raise funds as needed. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. However, our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. To the extent that we raise additional capital through the sale of our common stock, the interests of our current stockholders may be diluted. If we issue additional preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock or any outstanding classes of preferred stock. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(9,647)	$(11,702)
Financing activities	17,061	8,947
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,414	$(2,755)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $9.6 million during the six months ended June 30, 2019 was primarily attributable to our net loss of $7.7 million. This amount was impacted by a non-cash gain of $1.2 million from the decrease in the fair value of liability-classified warrants, partially offset by various net non-cash charges of $0.8 million, which was comprised of $0.5 million increase in the fair value of our contingent consideration liability, and a $0.3 million increase in stock-based compensation. The net change in our operating assets and liabilities of $1.6 million is primarily attributable to an increase in prepaid expenses of $0.3 million, and a $1.3 million decrease in our accounts payable and accrued expenses and other current liabilities as we paid down longer outstanding payables during the first half of 2019.

Net cash used in operating activities of $11.7 million during the six months ended June 30, 2018 was primarily attributable to our net loss of $14.0 million. This amount was offset by various net non-cash charges of $3.1 million, which was comprised of $3.9 million increase in the fair value our contingent consideration liability, a $1.3 million increase in the fair value of common stock issued in connection with litigation settlements, and a $0.7 million loss on settlement of liability-classified warrants, partially offset by a gain of $3.1 million from the decrease in the fair value of liability-classified warrants. The net change in our operating assets and liabilities of $0.7 million was primarily attributable to an increase in our accounts payable and accrued expenses and other current liabilities as we extended payables until we received additional financing.

Net Cash Flow from Financing Activities

We generated $17.1 million of net cash from financing activities for the six months ended June 30, 2019. We received $13.8 million in net proceeds from our June 2019 Offering through the sale of shares of common stock, pre-funded warrants to acquire shares of common stock, and accompanying common stock warrants to acquire shares of common stock. As of June 30, 2019, we had $0.4 million of offering expenses from the June 2019 Offering in accounts payable and accrued expenses that are expected to be paid in the third quarter of 2019. In addition, during the six months ended June 30, 2019, we received $3.3 million in net proceeds from the exercise of the Existing Warrants.

We generated $8.9 million of net cash from financing activities for the six months ended June 30, 2018, which was primarily attributable to $9.6 million in net proceeds from the sale of the Series A Convertible Preferred stock and warrants, partially offset by $0.6 million in redemptions of a senior secured debenture satisfied in cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock may be delisted from the Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the Nasdaq Capital Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from the Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

As previously reported, on May 31, 2019, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Minimum Bid Price Rule. We have been provided an initial period of 180 calendar days, or until November 27, 2019, to regain compliance with the Minimum Bid Price Rule. The letter also indicated that if at any time before November 27, 2019 the closing bid price for our common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide written notification to the company that it complies with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by November 27, 2019, we may be eligible for a second compliance period of 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and notify Nasdaq of our intention to cure the deficiency during such second compliance period, including by effecting a reverse stock split, if necessary. If we do not regain compliance with the Minimum Bid Price Rule by November 27, 2019 and are not eligible for a second compliance period at that time, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearings panel. If we timely appeal, our common stock would remain listed pending the panel’s decision. There can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Warrant Agreement including form of accompanying Common Warrant, dated June 18, 2019, between the Company and Computershare Trust Company, N.A.	8-K	10.1	June 18, 2019
10.2	Form of Pre-Funded Warrant	8-K	10.2	June 18, 2019
10.3	Form of Investor Agreement	8-K	10.1	July 9, 2019
10.4	Amendment to Warrant Agreement	8-K	10.2	July 9, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
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

Date: August 14, 2019