Form 10-Q
period 2019-09-30
SELLAS Life Sciences Group, Inc.
filed 2019-11-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 14, 2019, SELLAS Life Sciences Group, Inc. had outstanding 4,871,927 shares of common stock.

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-fifty reverse stock split of our shares of common stock effected on November 7, 2019. See Note 3 under our condensed consolidated financial statements for further information.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2019

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("SEC"), on March 22, 2019 ("2018 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,119	$5,337
Restricted cash and cash equivalents	115	114
Prepaid expenses and other current assets	977	387
Total current assets	10,211	5,838
Operating lease right-of-use asset	306	—
In-process research and development	8,500	8,500
Goodwill	1,914	1,914
Deposits and other assets	553	663
Total assets	$21,484	$16,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,764	$3,755
Accrued expenses and other current liabilities	1,504	2,219
Operating lease liability, current	306	—
Total current liabilities	5,574	5,974
Operating lease liability, non-current	—	—
Deferred tax liability	357	357
Warrant liability	80	1,013
Contingent consideration	4,836	4,326
Total liabilities	10,847	11,670
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 4,549,208 and 440,529 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	5	1
Additional paid-in capital	104,360	87,099
Accumulated deficit	(93,728)	(81,855)
Total stockholders’ equity	10,637	5,245
Total liabilities and stockholders’ equity	$21,484	$16,915

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,799	$1,720	$5,039	$5,116
General and administrative	2,385	1,341	7,523	10,130
Total operating expenses and operating loss	(4,184)	(3,061)	(12,562)	(15,246)
Non-operating income (expense):
Change in fair value of warrant liability	(49)	2,241	1,108	5,340
Change in fair value of contingent consideration	(28)	(162)	(510)	(4,025)
Loss on settlement of liability-classified warrants	—	—	—	(727)
Gain on extinguishment of debt	—	766	—	766
Interest income (expense), net	59	(74)	91	(292)
Total non-operating income (expense), net	(18)	2,771	689	1,062
Loss before income taxes	(4,202)	(290)	(11,873)	(14,184)
Income tax expense	—	—	—	163
Net loss	(4,202)	(290)	(11,873)	(14,347)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	—	(4,436)
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	$—	(8,654)	—	(8,654)
Deemed dividend arising from warrant modifications	(7,268)	(491)	(8,659)	(491)
Net loss attributable to common stockholders	$(11,470)	$(9,435)	$(20,532)	$(27,928)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(2.68)	$(26.75)	$(11.37)	$(137.43)
Weighted-average common shares outstanding, basic and diluted	4,281,855	352,713	1,805,773	203,223
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	—	$—	2,002,702	$2	$103,862	$(89,526)	$14,338
Issuance of common stock upon exercise of warrants, net of offering costs	—	—	2,032,950	2	381	—	383
Issuance of common stock upon exercise of pre-funded warrants	—	—	513,326	1	2	—	3
Issuance of common stock upon vesting of restricted stock units.	—	—	230	—	—	—	—
Stock-based compensation	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	(4,202)	(4,202)
Balance at September 30, 2019	—	$—	4,549,208	$5	$104,360	$(93,728)	$10,637

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	440,529	$1	$87,099	$(81,855)	$5,245
Issuance of common stock and common stock warrants, net of issuance costs	—	—	527,344	—	13,416	—	13,416
Issuance of common stock upon exercise of warrants, net of offering costs	—	—	2,095,949	2	3,656	—	3,658
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,485,156	2	6	—	8
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(243)	—	(243)
Issuance of common stock upon vesting of restricted stock units.	—	—	230	—	—	—	—
Stock-based compensation	—	—	—	—	426	—	426
Net loss	—	—	—	—	—	(11,873)	(11,873)
Balance at September 30, 2019	—	$—	4,549,208	$5	$104,360	$(93,728)	$10,637

See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	7,802	$—	147,670	$1	$65,758	$(68,242)	$(2,483)
Issuance of common stock and common stock warrants, net of issuance costs	—	—	136,900	—	21,564	—	21,564
Issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	(7,802)	—	74,963	—	(8,654)	—	(8,654)
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	—	—	—	—	8,654	—	8,654
Convertible preferred stock dividends	—	—	—	—	(470)	—	(470)
Issuance of common stock upon exercise of pre-funded warrants	—	—	50,491	—	—	—	—
Stock-based compensation	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	(290)	(290)
Balance at September 30, 2018	—	$—	410,024	$1	$86,988	$(68,532)	$18,457

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	115,337	$1	$56,254	$(54,185)	$2,070
Issuance of common stock and common stock warrants, net of issuance costs	—	—	136,900	—	21,564	—	21,564
Issuance of Series A convertible preferred stock, net of offering costs	10,700	—	—	—	9,647	—	9,647
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(5,039)	—	(5,039)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(4,436)	—	(4,436)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	4,436	—	4,436
Conversion of Series A Convertible Preferred Stock	(2,898)	—	9,993	—	—	—	—
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(491)	—	(491)
Convertible preferred stock dividends	—	—	—	—	(487)	—	(487)
Issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	(7,802)	—	74,963	—	(8,654)	—	(8,654)
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	—	—	—	—	8,654	—	8,654
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	14,305	—	2,896	—	2,896
Issuance of common stock in connection with litigation settlements	—	—	4,573	—	1,250	—	1,250
Issuance of common stock upon conversion of promissory notes	—	—	2,372	—	825	—	825
Issuance of common stock in connection with warrant exchange agreements	—	—	1,086	—	285	—	285
Issuance of common stock upon exercise of warrants	—	—	50,495	—	—	—	—
Stock-based compensation	—	—	—	—	284	—	284
Net loss	—	—	—	—	—	(14,347)	(14,347)
Balance at September 30, 2018	—	$—	410,024	$1	$86,988	$(68,532)	$18,457
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,873)	$(14,347)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(766)
Non-cash interest expense	—	134
Deferred taxes	—	49
Non-cash stock-based compensation	426	284
Fair value of common stock issued in connection with litigation settlements	—	1,250
Change in fair value of common stock warrants	(1,108)	(5,340)
Change in fair value of contingent consideration	510	4,025
Loss on settlement of liability-classified warrants	—	727
Changes in operating assets and liabilities:
Other receivable	—	(6,600)
Prepaid expenses and other assets	(480)	(538)
Litigation settlement insurance recovery	—	(474)
Accounts payable	(227)	(4,453)
Accrued expenses and other current liabilities	(715)	182
Net cash used in operating activities	(13,467)	(25,867)
Cash flows from financing activities:
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	—	9,647
Proceeds from issuance of common stock, net of offering costs	13,652	21,564
Net proceeds from exercise of warrants	3,598	—
Dividends paid	—	(487)
Principal payments on long-term debt	—	(7,525)
Net cash provided by financing activities	17,250	23,199
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	3,783	(2,668)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	5,451	12,750
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$9,234	$10,082

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$87	$166
Cash paid during the periods for interest	$—	$321
Supplemental disclosure of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock recorded as issuance cost	$—	$5,039
Repayment of interest and principal on long-term debt through issuance of common stock	$—	$3,587
Reclassification of warrant liabilities upon exchange for shares of common stock	$—	$285
Operating right of use asset and current and non-current liability	$550	$—
Impact of anti-dilution protection on liability-classified warrants	$243	$491
Offering expenses in accounts payable and accrued expenses and other current liabilities	$236	$—
Long-term debt issued in connection with warrant exchange agreements	$—	$966
Reclassification of warrant liabilities upon exercise	$68	$—
See accompanying notes to condensed consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company" or “SELLAS”) is a late-stage clinical biopharmaceutical company focused on the development of novel cancer immunotherapeutics for a broad range of indications.

As used in this Quarterly Report on Form 10-Q, the words the "Company," and "SELLAS" refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following the completion of the business combination with Galena Biopharma, Inc., a Delaware corporation ("Galena"), and SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company ("Private SELLAS") in December 2017. This business combination is referred to as the Merger. Upon completion of the Merger, the Company's name changed from "Galena Biopharma, Inc." to "SELLAS Life Sciences Group, Inc." and the Company's financial statements became those of Private SELLAS.

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

On June 18, 2019, the Company consummated an underwritten public offering (the “June 2019 Offering”) of (i) 527,344 shares of common stock, (ii) 1,472,656 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 2,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $7.50 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represented the right to purchase one share of common stock at an exercise price of $25.00 per share and, commencing July 10, 2019, could be exercised pursuant to the terms thereof on a cashless basis, at the option of the holder, in whole or in part, for one share of common stock, if the weighted average price of the common stock on any trading day immediately prior to the exercise date is lower than the then-applicable exercise price per share. As of September 30, 2019, 1,997,740 of the June 2019 Offering warrants were cashlessly exercised and 2,260 warrants remain outstanding. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $7.495 per pre-funded warrant and common stock warrant. The pre-funded warrants were exercisable immediately, at an exercise price of $0.005 per share. As of September 30, 2019, all of the pre-funded warrants sold in the June 2019 Offering were exercised.

The net proceeds to the Company from the June 2019 Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $13.4 million. See Notes 7 and 8 for further discussion of the June 2019 Offering.

On March 6, 2019, the Company entered into a Warrant Exercise Agreement (the "Exercise Agreement") with one of the holders of the Company's warrants issued in July 2018. Pursuant to the Exercise Agreement, the warrant holder agreed to exercise for cash up to 76,000 of its warrants issued in July 2018 ("2018 Warrants") into shares of common stock at an adjusted exercise price of $55.00 per share for any 2018 Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the 2018 Warrants, the Exercise Agreement also provided for the issuance of new warrants to purchase up to an aggregate of approximately 76,000 shares of common stock at an exercise price of $70.00 per share ("New Warrants") to be issued on a share-for-share basis in an amount equal to the number of the 2018 Warrants that were cash exercised by the warrant holder prior to May 31, 2019. During the nine months ended September 30, 2019, the warrant holder exercised approximately 63,000 2018 Warrants for gross proceeds of $3.5 million and approximately 63,000 New Warrants were issued. The Exercise Agreement expired on May 31, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions.

On October 29, 2019, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Maxim Group LLC (the "Agent"). From time to time during the term of the Distribution Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $5.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Distribution Agreement will be offered and sold pursuant to the Company's effective registration statement on Form S-3. Subsequent to September 30, 2019, the Company sold 322,719 shares of common stock pursuant to the Distribution Agreement for net proceeds of $1.9 million.

Other than the Distribution Agreement, the Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

As of September 30, 2019, the Company had cash and cash equivalents of approximately $9.1 million, and restricted cash and cash equivalents of $0.1 million. The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $93.7 million as of September 30, 2019. In addition, the Company had aggregate outstanding accounts payable and accrued expenses and other current liabilities of $5.6 million as of September 30, 2019. The Company expects its cash as of September 30, 2019, together with the net proceeds received from the sale of common stock pursuant to the Distribution Agreement subsequent to September 30, 2019, will enable the Company to fund its operating expenses and capital expenditure requirements through the third quarter of 2020.

The Company has evaluated the guidance of Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year from the date its financial statements are available to be issued. The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company's ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or the risk of failure of any such product candidates at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Reverse Stock Split

On November 6, 2019, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1 - for - 50 reverse stock split of the Company's outstanding shares of common stock which became effective on November 7, 2019. The shares of common stock underlying the Company's outstanding options and warrants were also proportionately adjusted for the reverse stock split. In addition, the number of shares of common stock available for issuance, under the Company’s equity incentive plans and employee stock purchase plan, were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans were proportionately adjusted for the reverse stock split. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at November 8, 2019 from 227,800,147 to 4,549,208, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. These condensed consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and its wholly owned subsidiaries, Private SELLAS, SLSG Limited, LLC, Sellas Life Sciences Limited, Sellas Life Sciences Group UK Ltd., and Apthera, Inc. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

Unaudited Interim Results

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2018 Annual Report. The accompanying condensed consolidated financial statements at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2018 have been derived from the audited financial statements as of that date.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$9,119	$5,337
Restricted cash and cash equivalents	115	114
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$9,234	$5,451

The Company maintained restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018 as collateral for its corporate credit cards.

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

Recent Accounting Pronouncements Adopted

In July 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU No. 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU No. 2019-07 became effective upon issuance and the adoption of ASU No. 2019-07, which is applied prospectively, did not have an impact on the Company’s consolidated financial statements and disclosures.

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new guidance retains a distinction between finance leases and operating leases, while requiring companies to recognize both types of leases on their balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in legacy U.S. GAAP - ASC 840.

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

4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Description	September 30, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,055	$9,055	$—	$—
Total assets measured and recorded at fair value	$9,055	$9,055	$—	$—
Liabilities:
Warrant liability	$80	$—	$—	$80
Contingent consideration	4,836	—	—	4,836
Total liabilities measured and recorded at fair value	$4,916	$—	$—	$4,916

Description	December 31, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,195	$5,195	$—	$—
Total assets measured and recorded at fair value	$5,195	$5,195	$—	$—
Liabilities:
Warrant liability	$1,013	$—	$—	$1,013
Contingent consideration	4,326	—	—	4,326
Total liabilities measured and recorded at fair value	$5,339	$—	$—	$5,339

The Company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2019 or the year ended December 31, 2018. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the nine months ended September 30, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

A reconciliation of the change in the fair value of the contingent consideration liability for the nine months ended September 30, 2019 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2018	$4,326
Change in the estimated fair value of the contingent consideration	510
Contingent consideration, September 30, 2019	$4,836

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

5. Balance Sheet Accounts

Prepaid expenses and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Insurance	$479	$154
Clinical development	347	48
Professional services	107	56
Other	44	129
Prepaid expenses and other current assets	$977	$387

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Compensation and related benefits	$735	$675
Clinical trial costs	441	858
Professional fees	328	540
Rebates and returns of former commercial products	—	138
Other	—	8
Accrued expenses and other current liabilities	$1,504	$2,219

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

6. Legal Proceedings, Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office space in New York, New York, which began August 1, 2018 with a term through July 31, 2020. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.4 million and a non-current operating lease liability of $0.2 million with a corresponding ROU asset of $0.6 million, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 13%. As of September 30, 2019, the lease has a remaining term of less than 1.0 year.

Rent expense related to the Company's operating lease was approximately $0.1 million for the three months ended September 30, 2019 and 2018. Rent expense for the nine months ended September 30, 2019 and 2018 was approximately $0.3 million. Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of September 30, 2019 (in thousands):

September 30, 2019
Year ending December 31, 2019 (remaining three months)	$96
Year ending December 31, 2020	224
Total minimum lease payments	320
Less: imputed interest	(14)
Operating lease liabilities	$306

Operating lease amortization of the ROU asset was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

Future minimum rental payments under the Company's non-cancelable operating lease as of December 31, 2018 were as follows (in thousands):

December 31, 2018
2019	$377
2020	224
Total minimum lease payments	$601

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

On February 13, 2017, multiple putative shareholder securities class action complaints were filed in federal court alleging, among other things, that the Company and certain of the Company's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The individual actions were consolidated, lead plaintiffs were named by the federal court and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss. Plaintiffs have 30 days from November 13, 2019 to file an amended complain.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. In June 2018, a derivative complaint was filed in U.S. District Court for the Northern District of California against the Company’s current and former directors, and the Company as a nominal defendant. The plaintiff in the June 2018 case voluntarily withdrew his complaint from the U.S. District Court of the Northern District of California and on August 27, 2018 refiled the complaint in the Court of Chancery of the State of Delaware. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The March 2017, July 2017, and January 2018 lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action. The defendants in the August 2018 lawsuit filed a motion to dismiss the complaint. On November 13, 2019, the August 2018 lawsuit was dismissed without prejudice by the Court of Chancery of the State of Delaware.

7. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

On October 29, 2019, the Company entered into the Distribution Agreement with the Agent, pursuant to which the Company may offer and sell shares of common stock through the Agent having an aggregate offering price up to $5.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Sales of the shares, if any, under the Distribution Agreement may be made in transactions that are deemed to be "at the market offering" as defined in Rule 415 under the Securities Act. The Company has no obligation to sell any shares under the Distribution Agreement, and may use the Distribution Agreement until it is terminated by either the Agent or the Company, as permitted thereby. Shares sold, if any, under the Distribution Agreement will be offered and sold pursuant to the Company's effective registration statement on Form S-3. Subsequent to September 30, 2019, the Company sold 322,719 shares of common stock pursuant to the Distribution Agreement for net proceeds of $1.9 million.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On June 18, 2019, the Company consummated the June 2019 Offering of (i) 527,344 shares of common stock, (ii) 1,472,656 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 2,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $7.50 per share and common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $7.495 per pre-funded warrant and common stock warrant. Each pre-funded warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $0.005 per share. The net proceeds to the Company from the June 2019 Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $13.4 million.

As of September 30, 2019, the Company has shares of common stock reserved for future issuance for as follows (in thousands):

September 30, 2019
Warrants outstanding	302
Stock options outstanding	23
Options reserved for future issuance under the Company’s 2019 Equity Incentive Plan	201
Shares reserved for future issuance under the Employee Stock Purchase Plan	5
Total common stock reserved for future issuance	531

8. Warrants to Acquire Shares of Common Stock

Warrants Issued in 2018

On July 16, 2018, the Company issued the 2018 Warrants to purchase up to an aggregate of 230,400 shares of common stock, with an exercise price per share of $105.00. The 2018 Warrants were immediately exercisable and expire on July 16, 2023.

On March 6, 2019, the Company entered into the Exercise Agreement with one of the holders of the 2018 Warrants. Pursuant to the Exercise Agreement, such warrant holder agreed to exercise for cash up to 76,000 of the 2018 Warrants for shares of common stock at an adjusted exercise price of $55.00 per share for any 2018 Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the 2018 Warrants held by the warrant holder, the Exercise Agreement also provided for the issuance of the New Warrants to purchase up to an aggregate of approximately 76,000 shares of common stock at an exercise price of $70.00 per share to be issued on a share-for-share basis in an amount equal to the number of the 2018 Warrants that were cash exercised by the warrant holder prior to May 31, 2019. The New Warrants expire five years from the date of issuance. During the nine months ended September 30, 2019, the warrant holder exercised approximately 63,000 of the 2018 Warrants for gross proceeds to the Company of $3.5 million and approximately 63,000 New Warrants were issued. The reduced exercise price of the 63,000 2018 Warrants exercised by the warrant holder increased the fair value of these Existing Warrants by approximately $0.3 million during the nine months ended September 30, 2019, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and in additional paid-in capital. The Exercise Agreement expired on May 31, 2019.

Pursuant to the terms of certain warrants issued in connection with our previously outstanding Series A Convertible Preferred stock in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted on March 6, 2019 to $55.00 per share from the previous exercise price of $105.00 per share as a result of the Company's entry into the Exercise Agreement. The Company recognized the $0.3 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the nine months ended September 30, 2019.

Additionally, the Company agreed to seek the approval of The Nasdaq Stock Market, by November 8, 2019, to reduce the exercise price to $7.50 per share (subject to adjustment for stock splits and the like) of the New Warrants. Prior to November 8, 2019, the Company requested such approval from The Nasdaq Stock Market.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In connection with the June 2019 Offering, the Company reduced the exercise price of the 2018 Warrants to $7.50 per share from the previous exercise price of $105.00 per share. The reduced exercise price of the 2018 Warrants increased the value of fair value of the 2018 Warrants by approximately $0.8 million and is recorded as a deemed dividend increasing net loss attributable to common stockholders and additional paid-in-capital during the nine months ended September 30, 2019.

Pursuant to the terms of certain liability-classified warrants issued in connection with our previously outstanding Series A Convertible Preferred stock in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted on June 18, 2019 to $7.50 per share from the previous exercise price of $55.00 per share. The Company recognized the $0.1 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the nine months ended September 30, 2019.

July 2019 Investor Agreements

On July 8, 2019, the Company entered into a series of Investor Agreements (collectively, the "Investor Agreements") with certain purchasers of securities (each an "Investor") in connection with the June 2019 Offering. In connection with the Investor Agreements, the parties thereto agreed to, among other things, (i) amend the expiration date of those certain leak-out agreements previously entered into with certain Investors in connection with the June 2019 Offering from August 2, 2019 to August 15, 2019, (ii) amend the warrants issued to such Investors in connection with the June 2019 Offering such that they became cashlessly exercisable pursuant to the terms thereof on July 10, 2019 (the "Warrant Amendment"), and (iii) amend the warrant agreement entered into with Computershare Trust Company, N.A. on June 18, 2019 to reflect the terms of the Warrant Amendment. The reduced exercise price from $25.00 to $0.00 resulted in the Company recognizing a $7.3 million deemed dividend, during the three and nine months ended September 30, 2019, increasing net less loss attributable to common stockholders and additional paid-in capital.

Warrants Outstanding

The following is a summary of the Company's warrants to acquire shares of common stock activity for the nine months ended September 30, 2019 (in thousands):

Warrant Issuance	Outstanding, December 31, 2018	Granted	Exercised	Canceled/Expired	Outstanding, September 30, 2019	Expiration
June 2019 Offering	—	2,000	(1,998)	—	2	June 2024
Pre-funded June 2019 Offering	—	1,473	(1,473)	—	—	June 2024
March 2019 Exercise Agreement	—	63	—	—	63	March 2024
July 2018 Offering	305	—	(97)	—	208	July 2023
Pre-funded July 2018 Offering	13	—	(13)	—	—	July 2023
Series A Convertible Preferred	28	—	(9)	—	19	September 2023
2017 Equilibria	6	—	—	—	6	December 2022
Galena February 2017	1	—	—	—	1	February 2022
Galena Other	3	—	—	—	3	January 2022
	356	3,536	(3,590)	—	302

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

As of September 30, 2019

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	4.01	105.47%	1.56%
Galena February 2017	1	$1,650.00	2.38	107.21%	1.56%
Galena Other	3	$41,494.00	1.68	107.21%	1.56%

As of December 31, 2018
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	28	$7.50	4.76	88.80%	2.50%
Galena February 2017	1	$1,650.00	3.12	94.12%	2.46%
Galena Other	3	$41,494.00	2.43	94.73%	2.46%

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

The changes in fair value of the warrant liability for the nine months ended September 30, 2019 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2018	Fair value of warrants granted	Fair value of warrants exercised	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, September 30, 2019
Series A Convertible Preferred	$1,010	$—	$(68)	$243	$(1,108)	$77
Galena February 2017	3	—	—	—	—	3
	$1,013	$—	$(68)	$243	$(1,108)	$80

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants Classified as Equity

The Company issued warrants to acquire 6,323 shares of the its common stock at an exercise price of $371.00 per share, maturing five years from issuance, to EQC Private Markets SAC Fund Ltd-EQC Biotech Sely I Fund on December 29, 2017.

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the June 2019 Offering and July 2018 Offering were recorded in equity upon issuance. During its evaluation of equity classification for the pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued in the June 2019 Offering, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. In addition, the Company determined that the down round feature in the warrants to acquires shares of common stock issued in the June 2019 Offering did not preclude equity classification. As described in Note 3, on January 1, 2019, the Company adopted ASU No. 2017-11, which changed the classification of certain equity-linked financial instruments (or embedded features) with down round features. A down round feature no longer precludes equity classification, therefore a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.

9. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for the issuance of up to a maximum of 24,204 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for issuance of up to (i) 200,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate plus (ii) any shares of common stock that are represented by awards granted under the Company’s 2017 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 10, 2019. As of September 30, 2019, an aggregate of 1,018 shares of common stock under the 2017 Equity Incentive Plan were forfeited back to the Company subsequent to September 10, 2019 and are available for future issuance.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of September 30, 2019, 201,018 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$(1)	$21	$(4)	$55
General and administrative	116	115	430	229
Total stock-based compensation	$115	$136	$426	$284

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the fair value of all its stock options granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Risk free interest rate	2.49%	2.73%
Volatility	96.57%	80.83%
Expected lives (years)	6.20	6.20
Expected dividend yield	—%	—%

There were no stock options granted during the three months ended September 30, 2019 and 2018. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $54.00 and $186.50, respectively.

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

As of September 30, 2019, there was $1.1 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.53 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2019:

	Total Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2018	7,650	$261.09	9.01	$—
Granted	18,800	69.00		$—
Canceled	(3,264)	191.05		$—
Outstanding at September 30, 2019	23,186	$115.19	9.22	$—
Options exercisable at September 30, 2019	2,486	$261.22	8.51	$—

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2019 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on September 30, 2019 of $6.00 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Time-Based and Performance-Based Conditions

The Company granted Restricted Stock Units ("RSUs") subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the Company's 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The initial vesting date for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: (a) change of control or (b) a qualified public offering. During the three months ended September 30, 2019, approximately 230 shares of common stock were issued in connection upon the vesting of RSUs. As of September 30, 2019, there were no RSUs outstanding under any of the Company's incentive plans.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2019 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the condensed consolidated financial statements, including below, the Company did not have any material subsequent events.

On October 29, 2019, the Company entered into a Distribution Agreement with Maxim Group LLC as described in Notes 3 and 7.

On November 6, 2019, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1 for 50 reverse stock split of the Company's outstanding shares of common stock which became effective on November 7, 2019 as described in Note 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report, and our other public reports filed with the SEC.

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel cancer immunotherapeutics for a broad range of indications.

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

In November 2018, following discussions with the U.S. Food and Drug Administration, or FDA, regarding a clinical trial design and biostatistical plan, we commenced preparations for a Phase 3 randomized open-label clinical trial for GPS monotherapy compared to Investigator's choice of best available therapies, or BAT, in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy, or the REGAL study. This trial is expected to serve as the basis for a Biologics License Application, or BLA, submission, subject to positive results. We are on track to initiate this Phase 3 trial in the fourth quarter of 2019. The study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe (Germany, Netherlands, Belgium, Poland and the Czech Republic) and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths). The primary endpoint of the study is overall survival, or OS. The study is powered at not less than 90% under an assumed hazard ratio, or HR, of 0.52 based on an assumed median OS of 5.4 months for BAT vs. 10.4 months for GPS. In order to attain statistical significance, a HR of less than 0.60 needs to be observed at interim analysis or a HR of less than 0.675 needs to be observed at final analysis. We expect that the interim analysis will occur approximately five months after the final patient has been randomized. We anticipate this interim data by the end of 2021. Secondary endpoints to be measured include leukemia-free survival, antigen-specific T-cell immune response dynamics, measurable residual disease by multigene array, and assessments of AML clonal evolution and inflammasome molecular signatures in the tumor microenvironment in bone marrow biopsy samples.

On October 11, 2019, we entered into Work Order #1, or the Work Order, with Worldwide Clinical Trials Limited, or Worldwide, a global contract research organization, or CRO, to provide certain services with respect to our GPS Phase 3 AML clinical trial. The Work Order was entered into pursuant to a Master Services Agreement with Worldwide, effective as of August 15, 2019. Worldwide and the Company entered into a Letter of Intent dated August 15, 2019, or the LOI, for the performance of certain start-up services related to our Phase 3 clinical trial of GPS. The LOI was superseded by the Work Order.

In the fourth quarter of 2018, we initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). In July 2019, we dosed the first patient in this trial. We plan to enroll approximately 90 patients at up to 20 centers in the United States. The trial is initially evaluating patients with ovarian cancer (second or third line) and colorectal cancer (third or fourth line), to be followed by patients with AML who are unable to attain deeper morphological response than partial on hypomethylating agents and who are not eligible for allogeneic hematopoietic stem cell transplant, and patients with triple negative breast cancer, or TNBC (second line), and small cell lung cancer (second line). We expect initial clinical data by the second half of 2020.

In November 2019, we received follow-up data from our Phase 1 clinical trial of GPS in combination with nivolumab to treat WT1 positive patients with ovarian cancer in second- or third-line remission. Topline data from this study at ten months had been presented at the June 2018 meeting of the American Society of Clinical Oncology. These follow-up data now show that three of the eleven patients enrolled in the study have continued to show no signs of disease progression. The mean progression free survival, or PFS, for these three patients is 35.4 months from the initiation of salvage chemotherapy or mean PFS of 30.1 months from the first administration of GPS plus nivolumab. Based on this follow-up information, the estimated two-year PFS rate for this study is now 27.3% for the intent-to-treat patients (n=11) and approximately 30% for patients who received greater than two doses of GPS and nivolumab (n=10), as compared to a historical 3% to 10% PFS rate for patients receiving only salvage chemotherapy. No new serious adverse events were noted during the longer follow-up period.

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

Recent Developments

On June 18, 2019, we consummated an underwritten public offering, or the June 2019 Offering, of (i) 527,344 shares of common stock, (ii) 1,472,656 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 2,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $7.50 per share and common stock warrant. Each common stock warrant sold with the shares of common stock represented the right to purchase one share of common stock at an exercise price of $25.00 per share and, commencing July 10, 2019, could be exercised pursuant to the terms thereof on a cashless basis, at the option of the holder, in whole or in part, for one share of common stock, if the weighted average price of the common stock on any trading day immediately prior to the exercise date is lower than the then-applicable exercise price per share. As of September 30, 2019, 1,997,740 of the June 2019 Offering warrants were cashlessly exercised and 2,260 warrants remain outstanding. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $7.495 per pre-funded warrant and common stock warrant. The pre-funded warrants are exercisable immediately at an exercise price of $0.005 per share. As of September 30, 2019, all of the pre-funded warrants sold in the June 2019 Offering were exercised.

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

On October 29, 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Maxim Group LLC, or the Agent, pursuant to which we may offer and sell shares of common stock through the Agent having an aggregate offering price up to $5.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Sales of the shares, if any, under the Distribution Agreement may be made in transactions that are deemed to be "at the market offering" as defined in Rule 415 under the Securities Act. We have no obligation to sell any shares under the Distribution Agreement, and may use the Distribution Agreement until it is terminated by either the Agent or us, as permitted thereby. Shares sold, if any, under the Distribution Agreement will be offered and sold pursuant to the our effective registration statement on Form S-3. Subsequent to September 30, 2019, we sold 322,719 shares of common stock pursuant to the Distribution Agreement for net proceeds of $1.9 million.

On November 7, 2019, we effected a 1-for-50 reverse stock split of our outstanding shares of common stock, outstanding options to purchase shares of our common stock and warrants to acquire shares of common stock. In addition, the number of shares of common stock subject to stock options or similar right authorized under our equity incentive plans and employee stock purchase plan were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans was proportionately adjusted for the reverse stock split. The reverse stock split reduced the number of shares of our common stock that were outstanding at November 7, 2019 from 227,800,147 to 4,549,208, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of our common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. These condensed consolidated financial statements give retroactive effect to such reverse stock split, and all share and per share amounts have been adjusted accordingly.

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

Critical Accounting Policies and Estimates

In the 2018 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2018 that are not included in Note 3 of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019. Readers are encouraged to read the 2018 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

(dollars in thousands)	Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$1,799	$1,720	$79
General and administrative	2,385	1,341	1,044
Total operating expenses and operating loss	(4,184)	(3,061)	(1,123)
Non-operating income, net	(18)	2,771	(2,789)
Loss before income taxes	(4,202)	(290)	(3,912)
Income tax expense	—	—	—
Net loss	$(4,202)	$(290)	$(3,912)

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$5,039	$5,116	$(77)
General and administrative	7,523	10,130	(2,607)
Total operating expenses and operating loss	(12,562)	(15,246)	2,684
Non-operating income (expense), net	689	1,062	(373)
Loss before income taxes	(11,873)	(14,184)	2,311
Income tax expense	—	163	(163)
Net loss	$(11,873)	$(14,347)	$2,474

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $1.8 million for the three months ended September 30, 2019 compared to $1.7 million for the three months ended September 30, 2018. The $0.1 million increase was primarily attributable to a $0.2 million increase in manufacturing related expenses for GPS and a $0.1 million increase in clinical trial expenses due to our ongoing basket trial of GPS in combination with pembrolizumab and start-up costs for our Phase 3 clinical trial of GPS as a monotherapy in AML, partially offset by $0.1 million decrease in personnel related expenses due to reduced headcount and $0.1 million decrease in other research and development expenses. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including the ongoing basket trial of GPS in combination with pembrolizumab, and our planned Phase 3 trial of GPS in AML.

Research and development expenses were $5.0 million for the nine months ended September 30, 2019 compared to $5.1 million for the nine months ended September 30, 2018. The $0.1 million decrease was primarily attributable to a $0.9 million decrease in personnel related expenses due to reduced headcount and $0.1 million decrease in other research and development expenses. This decrease was partially offset by a $0.5 million increase in manufacturing related expenses for GPS, a $0.3 million increase in licensing fees, and a $0.1 million increase in clinical trial expenses due to our ongoing basket trial of GPS in combination with pembrolizumab and start-up costs for our Phase 3 clinical trial of GPS as a monotherapy in AML.

General and Administrative

General and administrative expenses were $2.4 million for the three months ended September 30, 2019 compared to $1.3 million for the three months ended September 30, 2018. The $1.1 million increase was due to a $1.2 million increase in legal fees and $0.1 million increase in public company costs, partially offset by a $0.2 million decrease in personnel related expenses due to reduced headcount. During the three months ended September 30, 2018, we recorded legal fee reimbursements totaling $2.5 million related to a litigation settlement and received an additional $0.5 million from our insurance carrier for previous amounts paid in excess of our deductible related to a previously settled litigation. These amounts were recorded as a reduction of our general and administrative expenses for the three months ended September 30, 2018.

General and administrative expenses were $7.5 million for the nine months ended September 30, 2019 compared to $10.1 million for the nine months ended September 30, 2018. The $2.6 million decrease was due to a $0.6 million decrease in legal fees, a $0.5 million decrease in personnel related expenses due to reduced headcount, a $0.5 million decrease in public company costs, a $0.4 million decrease in accounting and audit fees, a $0.3 million decrease in outsourced consulting, and a $0.3 million decrease in other expenses.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and nine months ended September 30, 2019 and 2018, respectively, was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Change in fair value of warrant liability	$(49)	$2,241	$(2,290)	$1,108	$5,340	$(4,232)
Change in fair value of contingent consideration	(28)	(162)	134	(510)	(4,025)	3,515
Loss on settlement of liability-classified warrants	—	—	—	—	(727)	727
Gain on extinguishment of debt	—	766	(766)	—	766	(766)
Interest income (expense), net	59	(74)	133	91	(292)	383
Total non-operating income (expense), net	$(18)	$2,771	$(2,789)	$689	$1,062	$(373)

Net non-operating expense was nominal during the three months ended September 30, 2019. Net non-operating income of $0.7 million during the nine months ended September 30, 2019 was primarily due to a $1.1 million gain arising and $0.1 million of interest income from the decrease in the fair value of liability-classified warrants to acquire shares of common stock, partially offset by a $0.5 million increase in the fair value of the contingent consideration liability. The decrease in the estimated fair value of our warrant liability was primarily due to decreases in our common stock price.

Net non-operating income of $2.8 million during the three months ended September 30, 2018 was primarily due to a $2.2 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock and a $0.8 million gain on extinguishment of debt partially offset by a $0.2 million increase in the fair value of the contingent consideration liability, and $0.1 million of interest expense. Net non-operating income of $1.1 million during the nine months ended September 30, 2018 was primarily due to a $5.3 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock and a $0.8 million gain on extinguishment of debt partially offset by a $4.0 million increase in the fair value of the contingent consideration liability, a $0.7 million loss on settlement of liability-classified warrants to acquire shares of common stock, and $0.3 million of interest expense. The change in the estimated fair value of the contingent consideration during the nine months ended September 30, 2018 reflects an adjusted probability and time line for the potential approval of NPS associated with the positive interim data from the Phase 2b investigator-sponsored clinical trial of trastuzumab +/- NPS that was announced on April 2, 2018.

The $0.8 million gain on extinguishment of debt during the three and nine months ended September 30, 2018 relates to the settlement with the holder of our formerly outstanding senior secured debenture. We were previously involved in litigation regarding the senior secured debenture, and entered into a settlement agreement in November 2018. As a result of the settlement, the $0.8 million of additional interest that was due at maturity was forgiven.
The $0.7 million loss on settlement of liability-classified warrants during the three and nine months ended September 30, 2018 relates to warrants to acquire shares of common stock issued by Galena in February 2017 that were assumed in the Merger. During the nine months ended September 30, 2018, a total of 10,686 of the Galena February 2017 liability-classified warrants to acquire shares of common stock were canceled under various warrant exchange agreements. We issued 1,086 shares of our common stock in exchange for the surrender and cancellation of warrants to acquire 2,433 shares of our common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 8,253 shares of our common stock. The fair value of the consideration exchanged totaling $1.3 million exceeded the fair value of the warrant liability of the warrants canceled by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

Interest income during the three and nine months ended September 30, 2019 consisted of interest earned from our cash and cash equivalents. Interest expense, net for the three and nine months ended September 30, 2018 primarily consisted of interest expense incurred on our previously outstanding long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The change in fair value of warrant liability, change in fair value of contingent consideration, loss on settlement of liability-classified warrants, and gain on extinguishment of debt are all non-cash in nature.

Income Tax Expense

There was no income tax expense for the three and nine months ended September 30, 2019. For the nine months ended September 30, 2018, we recognized income tax expense of $0.2 million. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements in the nine months ended September 30, 2019 and 2018. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

On June 18, 2019, we received $13.8 million in net proceeds from the sale of shares of common stock, pre-funded warrants to acquire shares of common stock, and accompanying common stock warrants to acquire shares of common stock. We are using the proceeds of this offering to advance our GPS development program. We continue to explore other potential transactions for advancing our development plans and maximizing shareholder value. In addition to the June 2019 financing, during the nine months ended September 30, 2019, we received $3.6 million in net proceeds from the exercise of warrants and pre-funded warrants.

On October 29, 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Maxim Group LLC, or the Agent, pursuant to which we may offer and sell shares of common stock through the Agent having an aggregate offering price up to $5.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Sales of the shares, if any, under the Distribution Agreement may be made in transactions that are deemed to be "at the market offering" as defined in Rule 415 under the Securities Act. We have no obligation to sell any shares under the Distribution Agreement, and may use the Distribution Agreement until it is terminated by either the Agent or us, as permitted thereby. Shares sold, if any, under the Distribution Agreement will be offered and sold pursuant to our effective registration statement on Form S-3. Subsequent to September 30, 2019, we sold 322,719 shares of common stock pursuant to the Distribution Agreement for net proceeds of $1.9 million.

As of September 30, 2019, we had an accumulated deficit of $93.7 million, cash and cash equivalents of $9.1 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $5.3 million as of September 30, 2019. These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our condensed consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash of $9.1 million as of September 30, 2019, together with the net proceeds received from the sale of common stock pursuant to the Distribution Agreement subsequent to September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2020. We will require additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. We may be required to delay, scale back or eliminate some or all of our research and development programs and place certain activities on hold, or cease operations if we are unable to raise funds as needed. Other than the Distribution Agreement, we currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. To the extent that we raise additional capital through the sale of our common stock, the interests of our current stockholders may be diluted. If we issue additional preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock or any outstanding classes of preferred stock. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	NIne Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(13,467)	$(25,867)
Financing activities	17,250	23,199
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,783	$(2,668)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $13.5 million during the nine months ended September 30, 2019 was primarily attributable to our net loss of $11.9 million. This amount was impacted by a non-cash gain of $1.1 million from the decrease in the fair value of liability-classified warrants, partially offset by various net non-cash charges of $0.9 million, which was comprised of $0.5 million increase in the fair value of our contingent consideration liability, and a $0.4 million increase in stock-based compensation. The net change in our operating assets and liabilities of $1.4 million is primarily attributable to an increase in prepaid expenses of $0.5 million, and a $0.9 million decrease in our accounts payable and accrued expenses and other current liabilities as we paid down longer outstanding payables during the nine months ended September 30, 2019.

Net cash used in operating activities of $25.9 million during the nine months ended September 30, 2018 was primarily attributable to our net loss of $14.3 million. This amount was offset by various net non-cash charges of $0.4 million, which was comprised of $4.0 million increase in the fair value of our contingent consideration liability, $1.3 million increase in the fair value of common stock issued in connection with litigation settlements, and $0.7 million loss on settlement of liability-classified warrants, partially offset by a gain of $5.3 million from the decrease in the fair value of liability-classified warrants and a $0.8 million gain on extinguishment of debt. The net change in our operating assets and liabilities of $11.9 million was primarily attributable to an increase in prepaid expenses and other receivables of $7.6 million related to the settlement of litigation that was received in November 2018 and a decrease of $4.3 million in our accounts payable and accrued expenses.

Net Cash Flow from Financing Activities

We generated $17.3 million of net cash from financing activities for the nine months ended September 30, 2019. We received $13.7 million in net proceeds from our June 2019 Offering through the sale of shares of common stock, pre-funded warrants to acquire shares of common stock, and accompanying common stock warrants to acquire shares of common stock. As of September 30, 2019, we had $0.2 million of offering expenses from the June 2019 Offering in accounts payable and accrued expenses that are expected to be paid in the fourth quarter of 2019. In addition, during the nine months ended September 30, 2019, we received $3.6 million in net proceeds from the exercise of warrants and pre-funded warrants.

We generated $23.2 million of net cash from financing activities for the nine months ended September 30, 2018, which was primarily attributable to $21.6 million in net proceeds from the sale of common stock and common stock warrants, $9.6 million in net proceeds from the sale of the Series A Convertible Preferred and warrants, partially offset by $7.5 million in principal payments on our previously outstanding senior secured debenture and $0.5 million in dividends paid.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, on May 31, 2019, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Minimum Bid Price Rule. We have been provided an initial period of 180 calendar days, or until November 27, 2019, to regain compliance with the Minimum Bid Price Rule. The letter also indicated that if at any time before November 27, 2019 the closing bid price for our common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide written notification to the company that it complies with the Minimum Bid Price Rule. While we effected a 1-for-50 reverse stock split of our common stock on November 7, 2019, as of the date of this Quarterly Report on Form 10-Q, the closing bid price of our common stock has not been at least $1.00 for ten consecutive business days and therefore there can be no assurance that the reverse stock split will allow us to regain compliance with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by November 27, 2019, we may be eligible for a second compliance period of 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and notify Nasdaq of our intention to cure the deficiency during such second compliance period, including by effecting a reverse stock split, if necessary. If we do not regain compliance with the Minimum Bid Price Rule by November 27, 2019 and are not eligible for a second compliance period at that time, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearings panel. If we timely appeal, our common stock would remain listed pending the panel’s decision. There can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

We are, and in the future may be, subject to legal or governmental proceedings that could adversely affect our financial condition and our business.

Our predecessor company, Galena, was involved in multiple legal and governmental proceedings, including stockholder class actions and derivative suits, both state and federal, some of which are ongoing. As a result of a cease and desist order issued by the SEC on April 10, 2017 and our related settlement with the SEC, or the SEC Settlement, we are currently an “ineligible issuer” as the term is defined under Rule 405 promulgated under the Securities Act. This could make it more difficult for us to raise necessary financing in the future. If we fail to comply with the terms of the SEC Settlement in the future, it could have significant additional adverse consequences to us.

We may, in the future, become subject to additional legal and governmental actions that will also require us to expend time and resources.  Future legal and governmental proceedings may not qualify for coverage under, or may exceed the limit of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us. We can make no assurances as to the time or resources that will need to be devoted to any new or future matters or their outcome, or the impact, if any, that these matters or any resulting legal or governmental proceedings may have on our business or financial condition but any further action in respect of any such matter by a governmental agency could have a material adverse effect on our results of operation and our business and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Form of Investor Agreement	8-K	10.1	July 9, 2019
10.2	Amendment to Warrant Agreement	8-K	10.2	July 9, 2019
10.3	2019 Equity Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
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

Date: November 14, 2019