Form 10-K
period 2019-12-31
SELLAS Life Sciences Group, Inc.
filed 2020-03-13
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $11,217,186 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 13, 2020, SELLAS Life Sciences Group, Inc. had outstanding 6,717,900 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Some of the information contained in this annual report on Form 10-K may include forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. Such forward-looking statements include the words "expect," "intend,” "plan," "believe," "project," "estimate,” "may,” "should," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections entitled "Business - Overview - Recent Developments," "Risk Factors," "Legal Proceedings," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this annual report on Form 10-K, which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-K - Annual Report
For the Year Ended December 31, 2019

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

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company focused on developing novel cancer immunotherapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S and nelipepimut-S.

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

In January 2020, we commenced a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for a Biologics License Application, or BLA, submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. This trial is expected to serve as the basis for a Biologics License Application, or BLA, submission, subject to positive results. The study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths).

In December 2018, we initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). We plan to enroll up to approximately 90 patients at up to 20 centers in the United States. The initial tumor types being studied are ovarian cancer (second or third line) and colorectal cancer (third or fourth line) with up to approximately 40 patients in total in these two indications, to be followed by AML (in patients having achieved partial response as their best hematological response after four cycles of therapy with hypomethylating agents), triple negative breast cancer, or TNBC, (second line), and small cell lung cancer, or SCLC.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor 2, or HER2, expressing cancers. Data presented in 2018 from a Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER2 low expressing (1+ or 2+ per immunohistochemistry, or IHC) breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS, rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. Following ongoing discussions with the FDA and based upon written feedback from the FDA and on the totality of clinical, safety and translational NPS data to date, we have finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment. If successful, we believe this study may be considered as the basis for a BLA submission to the FDA. We are seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and we do not plan to conduct and fund a Phase 3 program for NPS on our own.

FBP-targeting bivalent vaccine (GALE-301/-302)

In order to prioritize development of our core assets, we have determined to cease development of GALE-301 and GALE-302, cancer immunotherapies that target the E39 peptide derived from the folate binding protein, or FBP, which were licensed in from The Henry M. Jackson Foundation, or HJF, and the MD Anderson Cancer Center, or MDACC. We are currently negotiating a termination of the license agreement with HJF and MDACC.

The chart below summarizes the current status of our clinical development pipeline:

Recent Developments

On January 9, 2020, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell, in a registered direct offering (i) an aggregate of 1,189,000 shares of our common stock at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of our common stock at an offering price of $3.9725 per pre-funded warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses.

Concurrently, in a private placement we agreed to issue to the investors in the registered direct offering warrants exercisable for an aggregate of 818,900 shares of our common stock at an exercise price of $3.93 per share. Each warrant will be immediately exercisable and will expire five and one-half years from the issuance date. The warrants and the shares of our common stock issuable upon the exercise of the warrants were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

Merger of SELLAS Life Sciences Group Ltd. and Galena Biopharma, Inc.

On December 29, 2017, we completed the business combination with the privately held Bermuda exempted company, Sellas Life Sciences Group Ltd., or Private SELLAS, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 7, 2017 and amended November 5, 2017, or the Merger Agreement, among SELLAS Life Sciences Group, Inc., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc., Galena Bermuda Merger Sub, Ltd., and Private SELLAS. We refer to this business combination throughout this annual report on Form 10-K as the Merger. Immediately after the Merger, the former Private SELLAS shareholders owned approximately 67.5% of our fully diluted common stock, and the pre-Merger shareholders owned the remaining approximately 32.5%.

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

Market

According to a January 2020 report by Kelly Scientific Publications, cancer immunotherapy drugs have already captured nearly 50% of the overall oncology drugs market in 2019, generating about $75 billion in that year alone and are forecast to surpass $115 billion in 2023. Additionally, an October 2019 Allied Market Research report on the estimated entire market value of oncology drugs (of any type) suggests that cancer immunotherapies could represent up to 77% of that total value by 2023. According to a report published in September 2018, it was projected that approximately 70% of the 2019 immunotherapy market would be comprised of checkpoint inhibitors (~30% of the market share), immune synapse co-stimulators and bispecific monoclonal antibodies (~40% of the market share), as well as approximately 30% of other immunotherapies, including chimeric antigen receptor (CAR) T-cell therapies and other cell-based modalities (e.g., ex vivo modified natural killer or NK cells). It is predicted that the checkpoint inhibitor market share will decrease slightly by 2023, reaching a 27% value (from a 30% value in 2019), as novel therapies, including peptide cancer active immunizers (vaccines) such as our product candidates, GPS and NPS and cell-based therapies, advance into regulatory approvals and use in the cancer market.

The total number of newly diagnosed patients with AML per year in the United States is approximately 21,450 (2019 epidemiological data: American Cancer Society). It is estimated that the number of adult patients of any age with AML in the United States per year who successfully enter into CRem2, the indication of our REGAL study, is approximately 2,000 patients and approximately 4,700 patients outside of the United States in the rest of the world, or ROW, while the number of patients who achieve CRem1 is estimated to be approximately 16,400 patients in the United States and approximately 38,100 patients ROW.  The number of patients potentially eligible for GPS maintenance therapy after achievement of CRem2 status is approximately 1,200 patients in the United States and approximately 2,800 patients ROW.

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

The following figure shows the ratio of samples testing positive for WT1 expression compared to the total number of samples tested for WT1 expression in a number of different malignancies.

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

The following diagram illustrate GPS’ mechanism of action:

GPS cannot be administered to patients in a water-soluble form, and so it is given under the skin, or subcutaneously. If administered on its own, GPS would rapidly degrade and would not have the opportunity to activate the immune system. Therefore, GPS is mixed with Montanide™, a commercially available, non-specific immune adjuvant composed of a natural metabolizable oil and a very refined emulsifier, creating a dense emulsion. Montanide is co-administered with GPS by subcutaneous injection to optimally activate cellular and humoral immune responses in vaccinated patients. Additionally, prior to the administration of GPS, patients receive another immune adjuvant, GM-CSF, to non-specifically stimulate and activate antigen-presenting cells, or APCs, in the vicinity of the subcutaneous injection of GPS.

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

Development Program for GPS

GPS has the potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. We are currently exploring the potential role for GPS in both monotherapy and combination therapy environments:

•
GPS monotherapy: Phase 2 clinical trials of GPS as monotherapy for AML, MPM and MM have been completed. In January 2020, we commenced the Phase 3 clinical trial of GPS in AML, also known as the REGAL Study. The pivotal Phase 3 REGAL study is a 1:1 randomized, open-label study comparing GPS monotherapy in the maintenance setting to investigators’ choice of best available treatment in AML patients who have achieved hematologic complete remission, with or without thrombocytopenia (CRem2/CRem2p), after second-line antileukemic therapy and who are deemed ineligible for or unable to undergo allogeneic stem-cell transplantation. The study is expected to enroll approximately 116 patients across approximately 50 clinical sites in the United States and Europe. The primary endpoint is overall survival, or OS, from the time of study entry. The Phase 2 study in AML CRem2 patients, which is the same indication as the Phase 3 REGAL study, showed a median OS of 21.0 months, at a median follow-up of 30.8 months, in patients receiving GPS compared to 5.4 months in contemporaneously treated patients with best standard therapy. See data set forth in “- AML Clinical Data.”

•	GPS combination therapy:

◦
Combination basket study: In December 2018, we initiated a Phase 1/2 multi-arm ("basket" type) clinical trial of GPS in combination with the anti-PD-1 therapy Keytruda (pembrolizumab) in collaboration with a Merck & Co., Inc., Kenilworth, N.J., U.S. subsidiary (known as MSD outside the United States and Canada), or Merck. The purpose of the basket trial is to determine if the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect.

◦
Mesothelioma: A Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab, in patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced in February 2020 at MSK. The study drug is being provided by us and Bristol-Myers Squibb. The principal investigator for the study is Dr. Marjorie G. Zauderer, MD, Co-Director, Mesothelioma Program and Associate Attending Physician in the Thoracic Oncology Service, Department of Medicine at MSK.

The purpose of the trial is to determine if the administration of GPS in combination with nivolumab has the potential to demonstrate antitumor immune responses and meaningful clinical activity in the presence of macroscopic disease in MPM patients. The study will also investigate the tolerability of the combination, evaluate the immunogenicity of the two agents administered together, by CD4+ and CD8+ T-lymphocytes (both peripherally and at the tumor site), and gauge the degree of clinical benefit by assessment of the overall response rate with the combination in comparison with that reported with nivolumab alone in historical comparable patient populations. In a randomized, controlled, blinded Phase 2 clinical trial in MPM patients completed in 2017, GPS monotherapy, given as maintenance after first line tumor-debulking multimodality treatment, demonstrated meaningful clinical activity with median survival of 22.8 months vs. 18.3 months in the control group (N=41) and with associated sustained immune responses (both CD4+ and CD8+) against the WT1 antigen while adverse events were mainly comprised of low grade reactions at the site of the injection.

Targeted Indications

GPS Monotherapy for Acute Myeloid Leukemia (AML)

Current AML Treatment Therapies

AML is an aggressive and highly lethal blood cancer characterized by the rapid growth of abnormal white blood cells that build up in the bone marrow and interfere with the production of normal blood cells. Its symptoms include fatigue, shortness of breath, bruising and bleeding, and increased risk of infection. The cause of AML is unknown, and the disease is typically fatal within weeks or months if untreated. AML most commonly affects adults, and its incidence increases with age. Until recently, the overall treatment landscape for AML had remained static for decades, as numerous targeted and antiproliferative agents were unsuccessful in according meaningful long-term clinical benefits, including increments in survival. Standard treatments included chemotherapy as well as hypomethylating agents, or HMAs, while select patients could have also undergone a hematopoietic, or blood-forming, stem cell transplant, or allo-HSCT. Recently approved agents that target mutations of the isocitrate dehydrogenase, or IDH, type-1 and -2 proteins and the FMS-like tyrosine-protein kinase, or FLT3, proteins, as well as the novel fixed-combination of chemotherapy Vyxeos and the CD33-targeting antibody-drug conjugate gemtuzumab ozogamicin, the B-cell lymphoma 2 (bcl-2) inhibitor venetoclax, and the sonic hedgehog (Hh) signaling inhibitor glasdegib have led to modest incremental improved patient outcomes. Nonetheless, the goal of therapy for AML, both in the upfront and salvage settings, is to achieve a state of complete remission, or CRem. CRem is defined per consensus criteria by the European Leukemia Net, whereby the hematologic and clinical features of the disease are no longer detected. In the first line setting, once AML patients achieve a status of first CRem (CRem1) they have two options for a meaningful long-term benefit: allo-HSCT and maintenance therapy with an investigational oral form of the HMA azacytidine, which is not yet approved for use by any health authority. In the second line setting, i.e., in AML patients who have relapsed and are receiving salvage antileukemic therapy we are not aware of any therapies, other than allo-HSCT, that have shown any meaningful long-term benefit when used as maintenance after patients achieve a status of second CRem or CRem2. Once the disease relapses after second-line therapy, patients have very limited options, as no third-line therapies have shown demonstrable clinical impact to date and eventually AML patients in second relapse generally succumb to AML or complications associated with it. We believe that there is a significant unmet medical need for a reasonably safe and effective maintenance therapy for AML patients who have achieved CRem2 status after successful second-line (salvage) therapies, as a large proportion of these patients are ineligible for or unable to undergo allo-HSCT.

The AML indication was chosen for first-in-human clinical studies of GPS for the following reasons:

•	AML presents a clinical setting in which CRem status (specifically CRem2) can be achieved with standard antileukemic therapy;

•
the high degree of unmet medical need in recurrent/relapsed AML and the absence of an effective maintenance therapy over the decades after salvage re-induction until and immediately after achievement of CRem2 status, especially considering that most patients in this clinical scenario are older than 60 years of age;

•
the almost universal expression of WT1 in leukemic blasts, which are AML’s replicating malignant cells, as well as leukemic stem cells, or LSCs, cells that are or become extremely resistant to standard chemotherapy or targeted agent approaches and which can be realistically eradicated only with immunotherapy methods (including allo-HSCT). LSCs have been shown to be susceptible to targeting by cytotoxic T cells (CD8 and CD4 cells) stimulated against leukemia-associated antigens and we predicted this would be the case for GPS;

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

•
early anecdotal (at the time) clinical data showing antileukemic activity of WT1 monovalent vaccines in the CRem1 maintenance setting in Japanese population (albeit restricted to HLA-A*2401 type), as well as a dendritic cell vaccine in the Netherlands (independent of HLA haplotype) in the same setting;

•
a predictive assumption of very low to negligible degree of clinical toxicity with a WT1-targeted immunotherapy such as GPS, due to the fact that WT1 in normal, non-cancerous, tissues is both expressed at extremely low levels and limited in number of organs and tissues, but also due to the fact that WT1 fragments, or peptide epitopes, in normal cells are presented to host APCs in a different manner than are WT1 fragments produced in cancer cells; of note, WT1 expression in normal tissues of adults is limited to the podocyte layer of the glomerulus (kidney), Sertoli cells (testis), granulosa cells (ovary), decidual cells (uterus), mesothelial cells (peritoneum, pleura), mammary duct and lobule (breast), and blood-forming (hematopoietic) progenitor cells (CD34+ cells in the bone marrow); and

•
the advent of modern immunotherapeutics in cancer and the promise of an innovative, off-the-shelf potentially effective, low adverse event burden immunotherapy to prevent or delay relapse in patients once they achieve CRem status in AML, a disease that has historically been associated with dearth of deep and sustained responses to checkpoint inhibitors.

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

GPS administration was also shown to improve OS in comparison to historical data in patients in CRem1. Administration of GPS resulted in a median OS that was poised to exceed 67.6 months from the time of initial AML diagnosis in patients of all ages, which represents a substantial improvement compared to best standard therapy. Only five of the 22 patients underwent allo-HSCT and an ad hoc statistical analysis failed to show a significant effect of the transplant upon OS (either in median survival times or survival rates at specific landmark time-points). In this study, the patients’ median age was 64 years old. The most frequent toxicities were mild to moderate local skin reactions and inflammation, as well as fatigue, which were self-limited and responded to local supportive measures and analgesics. None of the patients developed significant serious or high grade systemic adverse reactions (including anaphylaxis) attributable to GPS. GPS elicited WT1-specific immune responses in 88% of patients, including CD4 and CD8 T-cell responses. Further, the heteroclitic principle was confirmed, in that immune responses were seen against the native version of the two mutated WT1 peptides within the GPS mixture. The results showed a trend in improved clinical outcomes in patients who mounted an immune response with GPS compared to those patients who did not. Importantly, a preplanned subgroup analysis for the cohort of 13 patients within the clinical trial who were 60 years of age or older demonstrated a median OS of 35.3 months from time of initial diagnosis. Comparable historical populations have a median OS ranging from 9.5 to 15.8 months from initial diagnosis, which represents a 2.25 to 3.75-fold improvement in OS associated with GPS therapy in the CRem1 maintenance setting as contrasted to these historical cohorts of broadly comparable patients.

An additional Phase 2 clinical trial of GPS was performed at the H. Lee Moffitt Cancer Center & Research Institute, or Moffitt. This Phase 2 trial included 10 AML patients who had received first-line therapy for their disease, who then experienced relapse and were subsequently treated with second-line chemotherapy and achieved a CRem2. This group of patients had a more advanced disease in comparison to those treated in the Phase 2 clinical trial in CRem1 patients discussed above, and typically demonstrated a historical OS of less than ~8 months, even with post-CRem2 allo-HSCT. In the Moffitt trial, the efficacy of GPS (measured as median OS, from the time of achievement of CRem2 until death from any cause) was compared with that of “watchful waiting” in a cohort of 15 contemporaneously treated (but not matched by randomization) broadly comparable patients treated by the same clinical team at Moffitt. Initial data, at a median follow-up of 19.3 months, showed that GPS administration resulted in a median OS of 16.3 months (495 days) compared to 5.4 months (165 days) from the time of achievement of CRem2. This was a statistically significant difference (p=0.0175). Two of 14 AML patients demonstrated relapse-free survival of more than one year. Both of these patients were in CRem2 at time of GPS administration, with duration of their second remission exceeding duration of their CRem1, strongly suggesting a potential benefit based on immune response mechanisms. Final data, at a median follow-up of 30.8 months, showed a median OS of 21.0 months in patients receiving GPS therapy compared to 5.4 months in the AML CRem2 patients treated with best standard care. This is a statistically significant difference (p-value < 0.02). GPS was well-tolerated in this clinical trial.

AML Phase 3 Clinical Trial

In January 2020, we commenced a Phase 3 pivotal registration-enabling study for GPS in AML patients in second complete remission, including those in complete remission with incomplete platelet recovery (CRp). This study is a 1:1 randomized, open-label study comparing GPS in the maintenance setting to investigators’ choice of best available treatment, or BAT, in adult AML patients (age >18 yrs) who have achieved their second hematologic (morphological) complete remission, with or without thrombocytopenia (CRem2/CRem2p; with “p” designating platelets), after second-line antileukemic therapy and who are deemed ineligible for or unable to undergo allo-HSCT. We expect this study will be used as the basis for a BLA submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the FDA.

The Phase 3 study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe. The primary endpoint is OS and secondary endpoints include leukemia-free survival rates of achievement of MRD negativity, and antigen-specific T-cell immune response dynamics over time. The study will have a single planned interim safety and futility analysis after 80 events (deaths). The key features and schema of this study are shown in the following graphic:

GPS IN AML IN CRem2/CRem2p PIVOTAL PHASE 3 STUDY – "REGAL" STUDY SCHEMA

- **AML in CRem2/CRem2p post-SLT**
  (but with adequate WBC counts)
- **N = 116**
- **Ineligible/unable to undergo Allo-SCT**
- **~50 centers (50:50 US/EU)**
- **Open label**
- **Stratification axes:**
  - ❖ **CRem2 vs CRem2p status**
  - ❖ **Cytogenetics risk category at initial diagnosis (poor/unfavorable vs all other, incl. unknown)**
  - ❖ **Duration of historical CRem1 (≤12/>12 months)**

R

1:1

- **Galinpepimut-S**
- **Montanide (500 µl/ dose)**
- **GM-CSF (70 µg/dose; d-2 & d0)**

Schedule of Administration

0 2 4 6 8 10 14 18 22 26 30 34 40 46 52 weeks

- **Best Available Therapy (BAT)**
- **Clinician's choice:**
  - **Observation; HMAs; Venetoclax; Low-dose Ara-C**

Primary Endpoint: Overall Survival

Secondary Endpoints:

- Leukemia (progression)-free survival (PFS/LFS)
- WT1-specific T-cell (CD8/CD4) immune response
- MRD status by multigene array
- AML clonal evolution studies
- Bone marrow stroma immune cell infiltrates quantification and distribution (by IHC)

KEY STUDY FEATURES

- Total treatment phase duration = 1 year – including
  up to 9 booster inoculations.
  Total # of GPS administrations = 15
- Study duration: up to 1.75 years – for non-progressors
- End of Study: 9 months (mo) after completion of up to 1 year of therapy (for non-progressing patients) or from time of relapse
- OS and PFS: assessed every 3 mo during the off-treatment period for a total of 9 mo after the end of investigational therapy, after which time only survivorship status will be recorded until patient dies, is lost to follow-up or is withdrawn from the study

SLT: second line (antileukemic) therapy; CRem2p: second complete remission with incomplete platelet recovery, i.e., platelet count of ≥60 but <100 x 10^9/liter

GPS Monotherapy in Other Indications

MPM

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

Multiple Myeloma (MM)

MM is a cancer formed by malignant plasma cells, and its cause is unknown. The overgrowth of plasma cells in the bone marrow crowds out normal blood-forming cells, causing low blood counts and anemia (a shortage of red blood cells). MM can also cause a shortage of platelets (cells responsible for normal blood clotting) and lead to increased bleeding and bruising, along with problems fighting infections due to low white cell counts and/or lower levels of infection-fighting antibodies. MM causes a host of organ problems and symptoms, including fatigue, bone pain, fractures, circulatory problems (in small vessels of the brain, eye retina, heart, bowel, etc.) and kidney failure. Treatment for MM includes chemotherapy, glucocorticoids, drugs that modulate the immune system (immunomodulatory drugs, or IMiDs), proteasome inhibitors, histone deaceylase inhibitors, targeted monoclonal antibodies, radiation and autologous stem cell transplants, or ASCTs. The prognosis in MM is highly variable and depends on numerous risk factors, some related to the biology of the disease, others to the host (e.g., age and functional status). Consequently, median survival can vary from up to at least 15 years in non-high-risk patients who achieve CRems, as defined by the International Myeloma Working Group, or IMWG, criteria, to approximately three years (from time of initial treatment) in patients with MM who achieve less than partial response, or PR, after ASCT. There are patients with MM who fare even more poorly than described above. For example, those in the immediately aforementioned group who also have high-risk cytogenetics at baseline may survive on average less than three years. Similarly, patients who are ineligible for ASCT and are managed only with chemotherapy and long-term IMiD maintenance (with up to nine cycles of lenalidomide) who also achieve less than CRems and remain MRD-positive demonstrate a three-year OS rate of only about 55%; these landmark three-year OS rates decrease by approximately 40 to 50% in patients who also have high-risk cytogenetics at baseline. Despite significant therapeutic advances in the management of MM, the prognosis of patients with high-risk cytogenetics at the time of diagnosis remains quite poor, even when they successfully complete an ASCT, particularly if such patients continue to have evidence of MRD.

We have reported comprehensive final data from a Phase 2 study for GPS in 19 patients with MM. All non-progression events were confirmed and remained ongoing as of the time of the latest presentation (median follow-up at 20 months for survivors). The data indicate promising clinical activity among MM patients with high-risk cytogenetics at initial diagnosis who also remain MRD(+) after successful frontline therapy (induction regimen followed by ASCT). This subgroup of MM patients, when serially assessed per IMWG criteria, typically relapse/progress within 12 to 14 months after ASCT, even when they receive maintenance therapy with IMiDs such as thalidomide or proteasome inhibitors such as bortezomib. Of note, 18 of the 19 patients received lenalidomide maintenance starting after the first three GPS administrations following ASCT; the remaining single patient received bortezomib under the same schedule. All patients had evidence of at least MRD after ASCT, while 15 of the 19 also had high-risk cytogenetics at diagnosis. Combined, these characteristics typically result in low PFS rates that do not exceed 12 to 14 months following ASCT, even while on maintenance therapy with IMiDs or proteasome inhibitors, which are the current standards of care. At June 2017, median PFS with GPS was 23.6 months, while median OS had not been reached. Our results compare favorably with an unmatched cohort of broadly comparable MM patients with high-risk cytogenetics published by the Spanish PETHEMA group from the PETHEMA Network No. 2005-001110-41 trial. Our GPS therapy demonstrated a 1.87-fold increase in median PFS, as well as a 1.34-fold increase in the PFS rate at 18 months compared to the aforementioned historical cohort, which included MM patients with high-risk cytogenetics and MRD(+) post-ASCT and on continuous intensive maintenance with thalidomide +/- bortezomib. The safety profile was devoid of grade 3/4/5 treatment-related adverse events. Immune response data showed that up to 91% of patients had successfully developed T-cell (CD8 or CD4) reactivity to any of the four peptides within the GPS mixture, while up to 64% of patients demonstrated immune response positivity (CD4/CD8) against more than one WT1 peptide (multivalent responses). Moreover, multifunctional cross-epitope T-cell reactivity was observed in 75% of patients to antigenic epitopes against which hosts were not specifically immunized, in a pattern akin to epitope spreading. Further, a distinctive link was shown between the evolution of immune responses and changes in clinical response status (achievement of CR/very good partial response clinical status per IMWG criteria) over time following treatment with GPS, with each patient being used as his or her own control for each longitudinal comparison. This association has not been previously described for a peptide vaccine in MM. We believe that these results offer mechanistic underpinnings for immune activation against WT1 in patients with aggressive, high-risk MM, and support the potential antimyeloma activity of GPS.

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

Follow-up data now show that three of the 11 patients enrolled in the study have continued to show no signs of disease progression. The mean progression free survival (PFS) for these three patients is 35.4 months from the initiation of salvage chemotherapy, or mean PFS of 30.1 months from the first administration of GPS plus nivolumab. Based on this follow-up information, the estimated two-year PFS rate for this study is now 27.3% for the intent-to-treat (ITT) patients (n=11) and approximately 30% for patients who received greater than two doses of GPS and nivolumab (n=10), as compared to a historical 3% to 10% PFS rate for patients receiving only salvage chemotherapy.  No new serious adverse events were noted during the longer follow-up period.

GPS Combination Therapy with PD1 blocker (pembrolizumab) for Other Cancers

Given the potential immunobiologic and pharmacodynamic synergy between GPS and an immune check-point inhibitor (e.g., PD1 blocker), we entered into a Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada), to assess the efficacy and safety of GPS in combination with Merck’s anti-PD-1 therapy pembrolizumab with exploratory long-term follow-up for OS and safety and have commenced a Phase 1/2 open-label, non-comparative, multicenter, multi-arm study of patients with WT1-positive advanced cancers, including both hematologic malignancies and solid tumors. The initial tumor types to be treated are ovarian cancer (second or third line) and colorectal cancer (third or fourth line), to be followed by TNBC (second line), SCLC (second line), and AML (patients unable to attain deeper morphological response than PR on hypomethylating agents and who are either ineligible for or unable to undergo allo-HSCT). This clinical study was initiated in December 2018 and we plan to enroll up to approximately 40 patients in the two currently actively accruing arms, out of a total of up to approximately 90 patients for the entire study, in up to 20 centers in the United States only. The purpose of this five-arm “basket” trial is to determine whether the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect. The negative influence of TME factors on the immune response is predicted to be mitigated by PD1 inhibition (by pembrolizumab), thus allowing the patients’ own immune cells to invade and destroy cancerous growth deposits specifically sensitized against WT1 (by concomitantly-administered GPS). The key features and schema of this study are shown in the graphic below:

PHASE 2A STUDY OF GPS + PEMBROLIZUMAB (KEYTRUDA®) – BASKET STUDY SCHEMA

Adult patients (≥18 yrs) with confirmed WT1 expression (by IHC)
Advanced measurable disease at entry
ECOG PS 0-1
Presence of technically biopsy-accessible lesions
ENROLLMENT
CRC^ 3/4L
OvC 2/3L
SCLC 2L
TNBC 2L
AML in PR (HMAs)*
Total N = up to 90
Currently enrolling arms (N = up to 40)
Galinpepimut-S
(200 µg/ peptide x 4 → 800 µg/dose)
→Administered SC
Pembrolizumab (KEYTRUDA)
(200 mg every 3 weeks)
→Administered IV
Treatment continued until disease progression or unacceptable toxicity (up to 111 weeks)
Study Endpoints

Primary Endpoints:

- Safety
- ORR (RECIST) (solid tumors)
- Achievement of Morphologic CRem (incl. CRem[i] or CRem[p]) (AML)

Secondary Endpoints:

- TTR, TTNT, DOR

Exploratory Endpoints (among others):

- PFS, OS
- ORR (iRECIST) (solid tumors) and MRD(-) rate (%) (AML)
- Immune Response (IR) and Pembrolizumab PD Correlates
  - GPS-relevant: WT1-peptide-specific CD8 and CD4 T-cell frequencies
  - CD8 and CD4 T-cell and total lymphocyte quantification and tissue distribution
  - MDSC; Treg; TAM and NK cell quantification and tissue distribution
  - PD-L1 and inflammatory marker expression

N.B.: Study is conducted under a CTSA with Merck (known as MSD outside the United States and Canada; tradename of Merck & Co., Inc., Kenilworth, N.J., USA)

^: focus will be genomically microsatellite-stable (MSS) tumor – rather than those with microsatellite instability (MSI); *: Allotransplant non-eligible

Abbreviations: CRem: complete remission (includes incomplete hematologic recovery [i] and inadequate platelet recovery [p], in addition to stringent CRem); L: line of therapy; SC: subcutaneously; IV: intravenously; d: day; BL: baseline; BM: bone marrow; CTSA: Clinical Trial Collaboration and Supply Agreement; IHC: immunohistochemistry; WT1: Wilms Tumor-1 (protein); PFS: progression-free survival; OS: overall survival; PR: partial response; MRD: minimal residual disease; GPS: galinpepimut-S; CRC: colorectal Ca; OvC: ovarian Ca; SCLC: small-cell lung cancer; TNBC: triple-negative breast Ca; AML: acute myelogenous leukemia; HMAs: hypomethylating agent(s); TTR: time to response; TTNT: time to next therapy; DOR: duration of response; RECIST: Response Evaluation Criteria In Solid Tumors; iRECIST: immunotherapy-modified RECIST;
PD: pharmacodynamics; FC: flow cytometry; MDSC: myeloid-derived suppressor cells; Treg: regulatory T-cells; TAM: tumor-associated macrophages; NK: natural killer;
PD-L1: Programmed death-ligand 1.

GPS Combination Therapy with PD1 blocker (nivolumab) for MPM

A single-center, open-label, single-arm, non-randomized investigator-sponsored Phase 1 trial of concomitant administration of GPS in combination with nivolumab was initiated in February 2020 at MSK in patients with MPM who have previously received treatment with pemetrexed-based chemotherapy and have measurable disease on imaging, either due to residual disease after prior treatment or recurrent disease. We are providing GPS and BMS is providing nivolumab for this study.

The IST is planned to accrue a minimum of 10 patients. Its primary objective is to determine the tolerability of the GPS plus nivolumab combination in patients with previously treated MPM who have documented progression of disease on imaging at the time of study entry, while the secondary objective is to evaluate the immunogenicity of the above combination by assessing the WT1-specific cell-mediated immune response both in peripheral blood and at the tumor site.

The key features and schema of the study are shown in the Figure below:

NPS (nelipepimut-S)

Our other cancer immunotherapy product, NPS, utilizes a targeted approach and is being developed to potentially: (i) prevent secondary recurrence of HER2, low expressing breast cancer and (ii) prevent ductal carcinoma in situ, or DCIS, from becoming invasive breast cancer. Our programs for NPS primarily target patients in the adjuvant, or after-surgery, setting who have relatively healthy immune systems but may still have residual disease. MRD, or micrometastases, that are undetectable by current radiographic scanning technologies, can result in breast cancer recurrence.

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

In April 2018, we announced positive interim data from the prospective, randomized, single-blinded, controlled Phase 2b IST clinical trial of trastuzumab +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences. A pre-specified interim analysis, conducted by the DSMB of the efficacy and safety data for the study in an overall population of 275 patients as well as the two primary study target patient populations (node-positive and TNBC) after a median follow-up of 19 months, demonstrated:

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

In June 2019, we announced results from a preplanned analysis of immunologic responses in the TNBC cohort at the 2019 Annual Meeting of the American Society of Clinical Oncology (ASCO). 91 of the 97 TNBC patients, 51 of whom received the combination therapy, were analyzed for immune responses, or IR, at five timepoints. IR were evaluated ex vivo by clonal expansion of antigen NPS-specific cytotoxic T-lymphocytes, or CTL, by dextramer-staining/flow cytometry at predefined time points over three years. In vivo IR were assessed by cutaneous delayed type hypersensitivity, or DTH, reactions periodically, by measuring the diameter of skin induration post treatment.
NPS plus trastuzumab-treated TNBC patients exhibited increases in CTL frequencies compared with baseline by 1.1-, 1.73-, and 2.86-fold at 18, 24 and 30 months, respectively. The mean CTL frequencies in these patients increased from 29±0.1 per 10-4 at baseline to 112±2.6% at 30 months, a 2.86-fold difference that was highly clinically indicative (p = 0.058), as compared with patients receiving trastuzumab only, whereby CTL frequencies were 20±0.1 per 10-4 at baseline compared with 52±1.6 per 10-4 at 30 months, a 1.6-fold non-significant difference (p=0.70).  Three patients in the combination arm recurred (5.9%) as compared with 12 (30%) in the trastuzumab-alone arm. TNBC patients treated with NPS plus trastuzumab whose disease recurred did not mount an IR by ex vivo assessment (absolute CTL frequency change) or by in vivo DTH (no change in skin induration), while non-recurrent patients mounted both vigorous NPS-specific clonal CTL expansion and enhanced in vivo DTH.

In a Type C meeting with the FDA in late 2018, as well as subsequently during 2019, we discussed several key points of the clinical and regulatory strategy for NPS in combination with trastuzumab for TNBC, a registration-enabling Phase 3 trial design and biostatistical plan. After having received written feedback from the FDA in February 2020, we have finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment based upon the FDA feedback and on the totality of clinical, safety and translational NPS data to date.  The FDA indicated in its feedback that there is adequate safety information to support the use of NPS in combination with trastuzumab. The planned Phase 3 study will be a 1:1 randomized, blinded two-arm study to evaluate the efficacy and safety of the NPS vaccine (NPS plus GM-CSF) in combination with trastuzumab vs. GM-CSF alone as maintenance treatment in the adjuvant setting following standard-of-care therapy in patients with TNBC, defined as hormone receptor-negative, HER2 1+/2+ tumors (as assessed by immunohistochemistry tumors), at high risk of recurrence.  If successful, we believe this study may be considered as the basis for a BLA submission to the FDA. We are seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and we do not plan to conduct and fund a Phase 3 program for NPS on our own.

Our second IST for NPS plus trastuzumab is a Phase 2 study in high-risk HER2 3+ breast cancer patients who are defined as patients with HER2 3+ (“classic” HER2+) breast cancer who have completed neoadjuvant therapy with an approved regimen that includes trastuzumab and who have failed to achieve a pathological complete response, meaning they have microscopic evidence of residual disease at the time of their primary surgery and are therefore at an increased risk of disease recurrence. The protocol for this study specified that the patients also should be HLA A2+ or HLA A3+. This multi-center, prospective, randomized, single-blinded Phase 2 clinical trial is fully enrolled with 100 patients actively participating. The rationale for this study is based on the fact that HER2 3+ patients with high risk features are known to have higher recurrence rates than all other HER2 3+ breast cancer patients. Eligible patients are being randomized to receive NPS + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is DFS. Funding for this trial was awarded through the Congressionally Directed Medical Research Program, funded through the Department of Defense, via a breast cancer research program breakthrough award. In February 2017, the DSMB reported that there were no safety concerns with the trial and the trial is not futile. The pre-specified interim safety analysis was also completed on 50 patients and demonstrated that the combination is well tolerated with no increased cardiotoxicity associated with giving NPS in combination with trastuzumab. The recommendation from the DSMB was to continue the HER2 3+ trial unmodified. Top-line data is expected by the end of 2020.

NPS was previously granted Fast Track designation by the FDA for the adjuvant treatment of patients with early stage breast cancer with low to intermediate HER2 expression following standard of care upfront therapy (surgery plus chemotherapy +/- radiotherapy).

NPS for Ductal Carcinoma In Situ of the Breast (DCIS)

DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct and have not spread outside the duct to other tissues in the breast. DCIS is the most common type of breast neoplasm with malignant potential. DCIS represents about 20% of breast cancer cases diagnosed annually in the United States, which translates to more than 48,000 women being newly diagnosed in 2019, according to the most recent estimates by the American Cancer Society. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. The goal of therapy for DCIS is to prevent the progression of the tumor toward an invasive breast cancer. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. Considering the potential for side effects from radiation therapy and the prolonged use of hormonal blockade therapy such as tamoxifen, an alternative adjuvant therapy that would be at least equally effective in reducing progression of DCIS to an invasive breast cancer would be an attractive management option. We are supporting a Phase 2 IST to evaluate women diagnosed with DCIS who are HLA-A2+ or A3+ positive, who express HER2 at IHC 1+, 2+, or 3+ levels, and who are pre- or post-menopausal. This clinical study was initiated in February 2018. Patients are being randomized to one of two arms: NPS plus GM-CSF or GM-CSF alone. The trial is sponsored and operationalized by the NCI, studying NPS’s potential clinical effects in earlier stage disease. The trial has an immunological (rather than clinical) endpoint evaluating NPS peptide-specific cytotoxic T lymphocyte (CTL; CD8+ T-cell) response in vaccinated patients. In August 2019, the Company announced the completion of enrollment in this study. Initial data from this trial are expected in the second quarter of 2020.

Strategic Collaborations and License Agreements

Exclusive License Agreement-Memorial Sloan Kettering Cancer Center

In September 2014, we entered into a license agreement with MSK under which we were granted an exclusive license to develop and commercialize MSK’s WT1 peptide vaccine technology. The MSK original license agreement was first amended in October 2015, further amended in August 2016, amended and restated in May 2017 and again amended and restated in October 2017. In connection with the entry of the original license agreement and its amendments, MSK was issued or assigned an aggregate of 4,846 ordinary shares of Private SELLAS common stock for the year ended December 31, 2017. These common stock shares were converted into our common stock shares upon the Merger.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients, and finished product candidate for our clinical trials, including manufacturers with facilities in northern Italy. We do not have any current contractual arrangements for the manufacture of commercial supplies of any product candidates. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring European Union oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business. Patents and other intellectual property rights are crucial to our success. It is our policy to protect our intellectual property rights through available means, including filing and prosecuting patent applications in the United States and other countries, protecting trade secrets, and utilizing regulatory protections such as data exclusivity. We also include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties, and utilize customary confidentiality and invention assignment agreements with our employees, consultants, clinical investigators and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is our policy to operate without knowingly infringing on, or misappropriating, the proprietary rights of others.

An international patent law treaty, or PCT, provides a unified procedure for filing patent applications to protect inventions in each of its contracting states. Thus, a single PCT application can be converted into a national stage patent application in any of the more than 150 PCT contracting states, and is considered a simple, cost-effective means for seeking patent protection in numerous regions or countries. This nationalization (converting into an application in any of the contracting states) typically occurs 18 months after the PCT application filing date. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. It remains to be seen how the FDA and the courts will interpret the statutory language for patent term extension on biologics.

The following chart summarizes our intellectual property rights:

Product Candidate	Product Candidate Component	Jurisdiction	Indication	Claims	Scope	Latest Estimated Patent Exclusivity Period
GPS	Peptide WT1-A1	United States	Any	Composition of Matter	1 issued	03/22/2026*

GPS	Peptide WT1-A1	Australia, Switzerland, Germany, Spain, France, Great Britain, Italy	Any	Composition of Matter	8 issued	11/30/2024

GPS	Peptide WT1-A1	Canada	Any	Composition of Matter and Method of Use	1 issued	11/30/2024

GPS	Peptides WT1-427 long and WT1-331 long	United States	Any	Composition of Matter	1 issued	10/26/2031*

GPS	Peptides WT1-427 long and WT1-331 long	United States	WT1-expressing cancer	Method of Use	1 issued	10/17/2026

GPS	Peptides WT1-427 long and WT1-331 long	United States	Any	Composition of Matter and Method of Use	1 issued	10/17/2026

GPS	Peptides WT1-427 long and WT1-331 long	United States		Composition of Matter and Method of Use	1 pending	10/17/2026**

GPS	Peptide WT1-427 long	Australia, Switzerland, Germany, Spain, France, Great Britain, Ireland, Italy	Any	Composition of Matter and Method of Use	9 issued	10/17/2026

GPS	Peptide WT1-331 long	Switzerland, Germany, Spain, France, Great Britain, Ireland, Italy	Any	Composition of Matter and Method of Use	8 issued	10/17/2026

GPS	Peptide WT1-427 long	Canada	Any	Composition of Matter and Method of Use	1 issued	10/17/2026

GPS	Peptides WT1-427 long and WT1-331 long	Canada	Any	Composition of Matter and Method of Use	1 pending	10/17/2026**

GPS	Non-product peptide	United States	Any	Composition of Matter	1 issued	12/21/2026

GPS	Peptide WT1-122A1 long	United States	Any	Composition of Matter	1 issued	02/20/2033*

GPS	Peptide WT1-122A1 long	United States	Any	Composition of Matter and Method of Use	1 pending	04/10/2027**

GPS	Peptide WT1-122A1 long	Austria, Belgium, Switzerland, Germany, Spain, Finland, France, Great Britain, Greece, Ireland, Italy, Netherlands, Poland, Romania, Turkey	Any	Composition of Matter and Method of Use	15 issued	4/10/2027

GPS	Peptide WT1-122A1 long	Europe, Canada, Hong Kong	Any	Composition of Matter and Method of Use	3 pending	4/10/2027

GPS	Product peptides plus checkpoint inhibitors	United States, Australia, Canada, China, Europe, Hong Kong, Japan, South Korea	Any	Composition of Matter and Method of Use	8 pending	11/18/2036**

GPS	Product peptides plus other WT1 peptides	United States	Any	Composition of Matter and Method of Use	1 pending	2040***

Not applicable	Non-product peptide	United States	Any	Composition of Matter and Method of Use	1 issued, 1 pending	1/15/2034

Not applicable	Non-product peptide	Australia, China, Macau, Japan	Any	Composition of Matter and Method of Use	4 issued	1/15/2034

Not applicable	Non-product peptide	Australia, Canada, China, Europe, Japan		Composition of Matter and Method of Use	6 pending	1/15/2034**

NeuVax™		United States, Australia, Canada, China, Europe, Hong Kong, Japan, Korea	Recurrence of cancers expressing low to intermediate levels of HER2/neu	Methods of Use	6 pending and 12 issued	2028
and Mexico

NeuVax™ in combination with trastuzumab		United States and Australia	HER2/neu expressing cancer	Methods of Use	2 issued	2026

NeuVax™ in combination with trastuzumab		United States and PCT	Triple-negative breast cancer	Methods of Use	2 pending	2039

GALE-301	United States, Europe, and Hong Kong	Cancers expressing low levels of FBP (IHC 0 or 1+)	Dosage Regimen	3 pending	2037

GALE-301 & GALE-302 Combination	United States, Canada, Europe, Hong Kong, and Japan	Cancers expressing Folate Binding Protein (FBP)	Compositions & Methods of Use	1 pending and 9 issued	2022

GALE-301 & GALE-302 Combination	United States	Cancers expressing Folate Binding Protein (FBP)	Combination Dosage Regimen	1 issued and 1 pending	2036

*	Includes patent term adjustment

**	Projected expiration date of pending application, if granted

***	Projected expiration date of non-provisional application to be filed from provisional application

Each of the above-referenced pending or issued patents is owned by us, or has been option licensed by us. To our knowledge, there are no contested proceedings or third-party claims relating to any of the above pending or issued patents.

Competition

Cancer immunotherapy has become a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. Generally, our principal competitors in the cancer immunotherapy market comprise both companies with currently approved products for various indications, such as manufacturers of approved bispecific antibodies, CAR-T cells, and checkpoint inhibitors, as well as companies currently engaged in cancer immunotherapy clinical development. The large and medium-size players who have successfully obtained approval for cancer immunotherapy products include Bristol-Myers Squib Company, or BMS, Merck & Co., Inc., Genentech, Inc. (a subsidiary of Roche Holding AG), AstraZeneca PLC, Celgene Corporation, which was acquired by BMS, Johnson & Johnson/Janssen Pharmaceuticals, Amgen, Novartis, Acerta Pharmaceuticals (a subsidiary of AstraZeneca), Juno Therapeutics, Inc. (a subsidiary of Celgene, now BMS), Kite Pharma, Inc., a wholly-owned subsidiary of Gilead Sciences, Inc. and Pfizer, Inc./EMD Serono, Inc. Most of these companies, either alone or together with their collaborative partners, have substantially greater financial resources than we do.

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and maintain market share. Principal competitors for our AML indication include both companies with currently approved products in AML, such as AbbVie/Genentech (the holders of rights to VENCLEXTA), Agios Pharmaceuticals, Inc. (the holder of U.S. rights to TIBSOVO), Novartis AG (the holder of rights to RYDAPT), Astellas (the holder of rights to XOSPATA), Celgene (now BMS) (the holder of rights to VIDAZA and IDHIFA), Otsuka Pharmaceutical Co., Ltd. (the holder of rights to DACOGEN), among others, as well as those with front-line chemotherapy drugs and maintenance therapies such as Jazz Pharmaceuticals plc (the holder of rights to VYXEOS), as well as Pfizer (the holder of rights to MYLOTARG and DAURISMO), among others, as well as companies with drugs currently in development in AML, such as Celgene (now BMS), the holder of rights to oral azacytidine, Stemline Therapeutics (the holder of rights to ELZONRIS), Novartis AG (the holder of rights to ODOMZO), Daiichi Sankyo (the holder of rights to quizartinib), Pfizer/EMD Serono (the holders of rights to BAVENCIO), Karyopharm Therapeutics (the holder of rights to XPOVIO), Pfizer/AROG Pharmaceuticals, LLC (the holders of rights to crenolanib), and PharmaMar (the holder of rights to lurbinectedin), among several others. Companies currently engaged in the clinical development of WT1-targeting vaccines (not specifically for AML) include Otsuka Pharmaceutical Co., Ltd. (the holder of rights to OCV-501) and Sumitomo Dainippon Pharma Co., Ltd./ Boston Biomedical, Inc. (the holder of rights to DSP-7888).

For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term DFS. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeting drug trastuzumab (HERCEPTIN) - alone or in combination with pertuzumab (PERJETA), both manufactured and marketed by Roche/Genentech, may be given to patients with tumors with high expression of HER2 (HER2-positive or HER2 IHC 3+). Various other novel targets are in clinical studies in breast cancer, such as MUC1, in the context of antigen-specific immunotherapy. In addition, the FDA recently approved the first ever immunotherapy regimen for TNBC that cannot be removed with surgery and is locally advanced or metastatic, the combination of the PD-L1 checkpoint inhibitor atezolizumab (TECENTRIQ; Roche/Genentech) with nab-paclitaxel (ABRAXANE; Celgene/BMS). This combination could be further developed for earlier stages of the disease, including the adjuvant setting, which could then become directly competitive with NPS. Finally, more recently, Daiichi Sankyo and AstraZeneca have been pursuing the clinical development of the HER2-targeting antibody drug conjugate (ADC) Fam-trastuzumab deruxtecan (or DS-8201), which may have activity in patients harboring breast cancers with low-to-intermediate (IHC1+/2+) HER2 expression (including TNBC), an agent that has the potential of becoming directly competitive with NPS.

With regard to additional competition for NPS in the adjuvant setting for TNBC, there are several cancer vaccines in development for breast cancer, including but not limited toTPIV200 (Marker Therapeutics, Inc.), AE-37 (Antigen Express), and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, and AE-37 has published data in the HER2-positive (IHC3+) breast cancer patient population, there is no guarantee that any of these compounds will not in the future be indicated for treatment of low-to-intermediate (IHC1+/2+) HER2 breast cancer patients (including TNBC patients) and become directly competitive with NPS.

Both with regard to GPS and NPS, many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and also greater experience in obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for cancer immunotherapy products and achieving widespread market acceptance. Our competitors’ treatments may be more effectively marketed and sold than any products we may commercialize, thus causing limited market share before we can recover the expenses of developing and commercializing of our cancer immunotherapy product candidate.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations or other applicable regulations;

•	submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is begun;

•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, and other clinical-trial related regulations to establish the safety, purity and potency of the investigational biologic product candidate for its proposed indication;

•	preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency;

•	potential audit of selected clinical trial sites to assess compliance with current GCP and the integrity of the clinical data submitted in support of the BLA; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our current or future product candidates will be granted on a timely basis, if at all.

Preclinical studies

Before testing any drug or biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational drug candidate is submitted to the FDA and human clinical trials have been initiated.

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Human clinical trials in support of a BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent DSMB organized by the clinical trial sponsor, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

•
Phase 3-The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

•
Phase 4-In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain additional information and experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. These so-called Phase 4 studies may be made a condition to approval of the BLA.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events, or SAEs, occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, cGCP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must contain proof of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications in the form of relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under federal law, the fee for the submission of a BLA for which clinical data is submitted and analyzed is substantial (for example, for FY2020 this application fee exceeds $2.9 million), and the sponsor of an approved BLA is also subject to an annual program fee, currently more than $300,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

Once a BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. This FDA review typically takes twelve months from the date the BLA is submitted to the FDA (for a standard review) and eight months from the date the BLA is submitted (for a “priority review”) because the FDA has approximately two months, or 60 days, after BLA submission to make a “filing” decision. Furthermore, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the BLA is accepted for filing, the FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refer any BLA, including applications for novel biologic candidates which present difficult questions of safety or efficacy to an advisory committee to provide clinical insight on application review questions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

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

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or the FDASIA, enacted in 2012, made permanent PREA to require a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in its efforts to secure necessary governmental approvals, which could delay or preclude us from marketing its products. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally outlines the deficiencies in the submission and may require substantial additional testing, information or clarification for FDA to reconsider the application. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

If a product receives regulatory approval from the FDA, the approval is limited to the conditions of use (e.g., patient population, indication) described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Priority Review, Accelerated Approval, and Breakthrough Therapy Designations

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a product candidate with Fast Track designation, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A Fast Track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. We have obtained Fast Track designation for GPS in AML, MPM, and MM, and for NPS in TNBC. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the Accelerated Approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug.

In addition, a sponsor may seek FDA designation of its product candidate as a Breakthrough Therapy, if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application. Breakthrough designation also allows the sponsor to file sections of the BLA for review on a rolling basis. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast Track, Priority Review and Breakthrough Therapy designations do not change the standards for approval but may expedite the development or approval process.

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

A drug with Orphan Drug Product Designation may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received Orphan Drug Product Designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We have obtained Orphan Drug Product Designation in the United States for GPS in AML, MPM and MM.

Pediatric exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a Written Request does not require the sponsor to undertake the described studies.

Reference product exclusivity for biological products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. A federal district court ruling in Texas struck down the Affordable Care Act in its entirety based on constitutionality last year, and in December 2019 the Fifth Circuit Court of Appeals upheld the lower court’s finding that the individual mandate in the law is unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act, but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the Affordable Care Act so as not to be declared invalid. It is unclear how this decision, subsequent appeals, including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, although to date no such products have been approved for marketing in the United States.

The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. If pediatric studies are performed and accepted by the FDA as responsive to a Written Request, the twelve-year exclusivity period will be extended for an additional six months. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the twelve-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;

•	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; and

•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

The FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, requires manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the U.S. Department of Health and Human Services information related to payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and comparative cost-effectiveness of our product candidates. Seeking coverage and reimbursement from third-party payors can be time consuming and expensive. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In some foreign countries, proposed pricing for a drug must be approved before the product may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after agreement on a reimbursement price has been reached. Some countries may require additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicines. A member state may approve a specific price for the product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own drug prices but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to by significantly lower.

Downward pressure on health care costs in general, particularly prescription drugs, is intensifying. As a result, barriers to the entry of new drug products are increasing. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue even after reimbursement has been obtained. Reference pricing used by various E.U. member states and parallel distribution (arbitrage between low-priced and high-priced member states) could further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Foreign Regulation

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the E.U. member states resulting from the national implementation of underlying E.U. legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements. To obtain regulatory approval of a new drug or medicinal product in the European Union, a sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product.

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated as “orphan drugs” and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if (a) the human drug contains a new active substance which was not authorized in the European Community before May 20, 2004; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days, excluding clock stops, and the opinion issued thereafter.

There are also two other possible routes to authorize medicinal products in several E.U. countries, which are available for investigational medicinal products for which the centralized procedure is not obligatory: the decentralized procedure and the mutual recognition procedure, or MRP. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one E.U. country of medicinal products that have not yet been authorized in any E.U. country and that do not fall within the mandatory scope of the centralized procedure.

The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. The characteristic of the MRP is that the procedure builds on an already existing marketing authorization in an E.U. member state which is used as reference in order to obtain marketing authorizations in other E.U. member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the E.U. and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states.

The MRP is based on the principle of the mutual recognition by E.U. member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

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

The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	the applicant consents to a second orphan medicinal product application; or

•	the applicant cannot supply enough orphan medicinal product.

We have obtained Orphan Medicinal Product Designations from the EMA for GPS in AML, MPM and MM.

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

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. This coronavirus has since spread to other parts of the world, including the United States and Europe, and efforts to contain the spread of this coronavirus have intensified. If this outbreak continues to spread, we may need to limit operations or implement limitations, and may experience limitations in employee resources. There are risks that other countries or regions may be less effective at containing the coronavirus, or that it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay or pause ongoing trials. Further, if the spread of the coronavirus continues and our operations are impacted, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure, and the operations of certain of our active pharmaceutical ingredient manufacturers could be significantly delayed as well. Additionally, while we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates or the materials contained therein (such as the APIs for our GPS study, which are manufactured in the Lombardy region of Italy), come from facilities in areas impacted by the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. If any of the foregoing were to occur, it could materially adversely affect our revenues, financial condition, profitability, and cash flows.

Risks Relating to Our Financial Position and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a late-stage clinical stage biopharmaceutical company focused on development of novel cancer immunotherapies for a broad range of cancer indications. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2019 and 2018, we reported a net loss of $19.3 million and $27.7 million, respectively. As of December 31, 2019 and December 31, 2018, we had an accumulated deficit of $101.1 million and $81.9 million, respectively.

We do not expect to generate revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

•	conduct additional clinical trials of our lead product, GPS, including the Phase 3 clinical trial evaluating GPS for AML and the Phase 1/2 basket study in combination with pembrolizumab;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

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

We will need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our existing cash as of December 31, 2019 and the proceeds received in the first quarter of 2020 from the shares of common stock sold pursuant to the Distribution Agreement and the Registered Direct Offering will enable us to fund our operating expenses through the end of 2020. Our existing cash will not be sufficient to complete development and obtain regulatory approval for our lead product candidate, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. If we are unable to obtain sufficient funding for our operations, we may be delayed in pursuing development programs in potentially promising indications, if at all.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our product candidates and the advancement and expansion of our preclinical research pipeline, in particular the Phase 1/2 basket study of GPS in combination with pembrolizumab and our Phase 3 study of GPS in AML. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any.

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

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

•	the costs to in-license future product candidates or technologies;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the costs in defending and resolving future derivative and securities class action litigation;

•	our operating expenses; and

•	the emergence of competing technologies or other adverse market developments.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it will impact our ability to raise capital. If adequate funds are not available to us on a timely basis, we may not be able to continue as a going concern or we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or target indications, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under management or other types of contracts, or upon the exercise or conversion of outstanding derivative securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. For example, in March and May 2018, we issued convertible preferred stock which contained rights, preferences and privileges which were senior to those of holders of our common stock. Such preferred stock is no longer outstanding. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of our common stock. Debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends and may require us to grant security interests in our assets, including our intellectual property, and for our subsidiaries to guarantee our obligations. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2019, we had a cash and cash equivalents balance of approximately $7.3 million. In addition, we had outstanding accounts payable and accrued expenses of $5.3 million. We expect our existing cash as of December 31, 2019 and the $5.9 million net proceeds received from the January 2020 Registered Direct Offering will enable us to fund our operating expenses and capital expenditure requirements through the end of 2020. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, defense costs related to our ongoing legal proceedings and any additional legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. See Note 2 to our consolidated financial statements included elsewhere in the 2019 Form 10-K for additional information on our assessment as of December 31, 2019. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2019 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our securityholders may lose some or all of their investment in us.

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

We are currently a late-stage clinical biopharmaceutical company with product candidates in clinical development. The success of our product candidates will depend on several factors, including the following:

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

Moreover, public perception of safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional educational upfront costs and training. Physicians may not be willing to undergo training to adopt this novel therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh their costs.

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

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

•	disruptions caused by the global coronavirus pandemic;

•	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

•	design of the clinical trial;

•	size and nature of the patient population;

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

For example, in our recently initiated Phase 3 clinical trial for GPS in patients with AML, only patients who meet specific inclusion criteria will be eligible to participate in the study. Primary entry restrictions include having achieved complete remission or CRem, and demonstrating adequate hematologic recovery, not being candidates for bone marrow transplant and not being eligible for treatments targeted at certain mutations common in significant proportions of AML patients. The estimated prevalence of AML is 12,000 to 20,000 cases in the United States (across all ages) and only a subset of this group satisfies the enrollment criteria for our AML Phase 3 clinical trial.

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

•
uncertainties related to the withdrawal of the United Kingdom from the European Union (known as "Brexit") and its financial, trade, regulatory and legal implications, which could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate, and which may further create global economic uncertainty, which could materially adversely affect our business, business opportunities, results of operations, financial condition, and cash flows;

•
the recent outbreak of an infection caused by COVID-19, a novel coronavirus strain commonly referred to as coronavirus, which has resulted in global travel restrictions and as of March 2020, has spread to over 50 countries, including the United States and the Lombardy region of Italy, which is where our APIs are manufactured for our GPS study;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the recent coronavirus outbreak; and

•	business interruptions resulting from geopolitical actions, including war and terrorism.

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

Our product development program may not uncover all possible adverse events that patients who take our product candidates may experience. The number of subjects exposed to product candidates and the average exposure time in the clinical development program may be inadequate to detect rare adverse events or chance findings that may only be detected once the product is administered to more patients and for greater periods of time.

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

Our business is dependent on our ability to obtain regulatory approval for our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

We currently have Orphan Drug designation for certain product candidates, and may seek Orphan Drug Product designation for additional product candidates or indications, which might not be received or provide the intended benefit thereof.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drugs. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have received Orphan Drug Product designations from the FDA for GPS in AML, MPM and MM as well as Orphan Medicinal Product designations from the EMA for GPS in AML, MPM and MM. Although we have received Orphan Drug Product designation for GPS, there is no guarantee that any of these indications for GPS will be successfully approved by the FDA, that GPS will be commercially successful in the marketplace, or that another product will not be approved for the same indication ahead of our product candidate.

Even if we obtain Orphan Drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an Orphan Drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We currently have Fast Track designation for certain product candidates and may seek Fast Track designation for additional product candidates or indications, which might not be received or provide the intended benefits thereof.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply to the FDA for Fast Track designation, which may or may not be granted by the FDA. The FDA has given us Fast Track designation for GPS in AML and MPM and for NPS for the adjuvant treatment of patients with early stage breast cancer with low to intermediate HER2 expression following standard of care upfront therapy (surgery plus chemotherapy +/- radiotherapy).

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

In addition to regulations in the United States, to market and sell our product candidates in the European Union, United Kingdom, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country, or may receive reimbursement at a level that is not commercially viable.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring quality control and manufacturing procedures conform to cGMP, regulations and corresponding foreign regulatory manufacturing requirements. Accordingly, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA submission to the FDA or any other type of domestic or foreign marketing authorization application.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or it disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers' facilities; or

•	require a product recall.

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

We and our CMOs will need to conduct significant development work for each product candidate for each target indication for studies, trials and commercial launch readiness. We intend to improve the existing processes for GPS in connection with more advanced clinical trials or commercialization efforts we may undertake in the future. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, storage issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the recent coronavirus outbreak, other pandemics, earthquakes and other natural disasters, equipment failures, labor shortages, lack of adequate temperature controls, power failures, and numerous other factors. We currently estimate that we have sufficient clinical supplies to support our clinical trials through the end of 2020, however, this estimate is dependent on patient enrollment rates and a number of other factors and, accordingly, could change. Moreover, current clinical supplies may not be adequate for future clinical studies.

Additionally, the process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

•	product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error;

•	product loss or manufacturing failure due to failure of temperature controls in production, storage or transit;

•	reduced production yields, product defects, and other supply disruptions due to deviations, even minor, from normal manufacturing and distribution processes;

•	unexpected product defects;

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

Some of our product candidates are administered in combination with GM-CSF, which is available in both liquid and lyophilized forms exclusively from one manufacturer. We will continue to be dependent on that manufacturer for our supply of GM-CSF in connection with the ongoing GPS and NPS trials and the potential commercial manufacture of these programs. We have not entered into a dedicated supply agreement with the manufacturer for GM-CSF, and instead rely on purchase orders to meet our supply needs. Any temporary interruptions or discontinuation of the availability of GM-CSF, or any determination by us to change the GM-CSF used with GPS or NPS, could have a material adverse effect on our clinical trials and any commercialization of the assets. Similarly, for GPS. Montanide is also administered in combination with GM-CSF and GPS. Any temporary interruptions or discontinuation of the availability of Montanide could have a material adverse effect on our clinical trials for GPS and any commercialization of the asset.

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

Our internal capacity for clinical trial execution and management is limited and therefore we rely heavily on third parties. We have relied upon and plan to continue to rely upon third-party CROs, vendors and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK, along with their clinical and clinical operations teams, assist with the ongoing clinical trials for GPS as well as performance of the analysis, publication and presentation of data and results related to this program. We also rely on collaborating investigators, along with their clinical and clinical operations teams, at MSK for the collection and transfer of various types of follow-up data regarding studies previously conducted by MSK.
We have engaged Worldwide Clinical Trials to perform as a CRO with respect to our Phase 3 trial for GPS in AML. We currently rely on and plan to continue to rely on Worldwide and/or other CROs and other third-party vendors for all of our ongoing and contemplated clinical studies, with services to be rendered by such CROs and vendors ranging from, in the case of assorted Phase 2 trials, specific and need-tailored (e.g., data management and biostatistics) only to, in the case of our immune combination (PD1 blocker) Phase 2 trials and our Phase 3 trial for GPS in AML, all-encompassing. We rely on these parties for the execution of our preclinical studies and clinical trials, including the proper and timely conduct of our clinical trials, and we control only some aspects of their activities. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all.

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

We may not be able to identify any suitable acquiror, licensing or collaboration partner for NPS, or if we are able to find such a suitable acquiror or partner, to enter into a transaction with such acquiror or partner on favorable terms, which will impair our ability to derive value from the NPS asset.

We have determined that we will not engage in further development of NPS. As a result of such determination, the primary path available to derive value from the NPS asset is to find a suitable acquiror, licensing or collaboration partner for the asset. We currently have no agreements or commitments to engage in any specific transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. To the extent that this effort results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of this effort or that a transaction will be able to be consummated upon favorable terms, including up-front, milestone, royalty and/or license payments as a result of numerous factors, many of which are outside of our control. Furthermore, if we enter into a transaction relating to NPS, we cannot predict the impact that such transaction might have on our stock price. We also cannot predict the impact on our stock price if we fail to enter into such a transaction. If we do enter into a transaction to out-license NPS, there is no assurance that the licensee will be successful in the development and commercialization of the asset as any potential licensee would be subject to many of the same risks associated with clinical development set forth in this “Risk Factors” section.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Moreover, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, term, enforceability and commercial value of our patent rights are highly uncertain.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to the U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act, in particular the first-to-file provision and our implementation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement of or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

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

Our product candidates may face biosimilar competition sooner than expected after the expiration of our composition of matter patent protection for such products.

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. Most biological products are licensed for marketing by FDA via a biologics license application, or BLA, under authorities in the Public Health Service Act, or PHSA. To obtain licensure or marketing approval for a new biologic, the sponsor (generally, the manufacturer) must demonstrate in the BLA that the biological product, and that the facility in which it is manufactured, processed, packed, or held, meets standards to assure that the product is safe, pure, and potent. As with other FDA-approved products, any subsequent change to the manufacturing process requires a demonstration to FDA of the comparability of the product’s attributes before and after the change to ensure that the safety and effectiveness of the product is maintained. In 2010, the Biologics Price Competition and Innovation Act, or BPCIA, enacted as Title VII of the Patient Protection and Affordable Care Act, or ACA, established an abbreviated pathway under the PHSA for licensure of biosimilar biologics (i.e., biosimilars, sometimes referred to as follow-on biologics). A biosimilar is a biological product that is demonstrated to be “highly similar” (i.e., biosimilar), but not identical, to an FDA-licensed biological product (i.e., the reference product).

The BPCIA also establishes periods of exclusivity for a brand-name biologic (the reference product), one with a duration of 4 years and the other with a duration of 12 years. These periods of regulatory exclusivity initiate upon licensure of the new biological product if certain requirements are met. During the four-year exclusivity period, an abbreviated BLA for a biosimilar referencing the protected brand-name biologic may not be submitted to FDA. During the 12-year exclusivity period, approval of an abbreviated BLA for a biosimilar referencing the protected brand-name biologic may not be made effective, which means FDA may not approve the biosimilar application until 12 years after the date on which the reference product was first licensed.

In addition, the BPCIA provides for a process for disclosure and negotiation between the biosimilar applicant and reference product sponsor, sometimes referred to as the “patent dance”. Although not mandatory on the party of the biosimilar applicant, the dance involves several rounds of informational exchanges concerning potential disputes over the biosimilar applicant’s infringement of the reference product sponsor’s patents. Also, biosimilar licensure under the BPCIA is not contingent upon resolution of patent disputes. Therefore, the FDA may approve a biosimilar despite unresolved patent issues between the reference product sponsor and the biosimilar applicant.

Our composition of matter patents for certain of our product candidates have expired or will expire prior to any product marketing approval. We intend to seek data exclusivity and market exclusivity for our GPS as well as our NPS product candidates, which are expected to be regulated by the FDA as biological products, provided under the PHSA, and similar laws in other countries. We believe that these product candidates will qualify for four years of data exclusivity and 12 years of market exclusivity under the BPCIA. The law is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates. There is also a risk that the U.S. Congress could amend the BPCIA to shorten the 12-year market exclusivity period or that the FDA will not consider our product candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the health care provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, health care providers are not restricted from prescribing biosimilar products in an off-label manner.

Even if, as we expect, GPS and NPS are considered to be reference products eligible for 12 years of exclusivity under the BPCIA, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials. In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

The regulatory, or non-patent, exclusivity available to drugs or biologics in some countries is less than that provided by the United States. On January 29, 2020, the United States signed the United States-Mexico-Canada Agreement (USMCA), which is to replace the North American Free Trade Agreement (NAFTA) of 1994. The current version, which awaits ratification by Canada, does not include a minimum 10-year market exclusivity period for biologics that was part of earlier versions of the Agreement. The 10-year period in the USMCA would have increased Canada’s 8-year period of exclusivity and Mexico’s 5-year period of exclusivity. Furthermore, in some countries outside of the United States, peptide vaccines, such as GPS and NPS are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of shares of our common stock. Furthermore, under Title XI of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, certain agreements, including patent litigation settlement agreements between brand and generic drug companies, must be filed with the Federal Trade Commission, or FTC, and Department of Justice, or DOJ. The Patient Right to Know Drug Prices Act amended MMA Title XI, expanding the reporting requirements to include agreements between biosimilar product applicants and biologic companies.

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

Some intellectual property that we have in-licensed, if created as a result of government funded programs, may be subject to certain federal regulations.

Some of the agreements covering the intellectual property rights we have licensed provide that to the extent that such rights are derived from the use of U.S. government funding, those rights may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as "march-in rights"). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Recently enacted and future legislation, including potentially unfavorable pricing regulations, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our current or future product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our current or future product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In the United States, the European Union, United Kingdom and other potentially significant markets for our current and future product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. For example, on May 8, 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that would have required direct-to-consumer television advertisements of prescription drugs and biological products to include the Wholesale Acquisition Cost, or list price, of the product; however, the U.S. District Court for the District of Columbia invalidated the final rule, preventing it from taking effect. The District Court’s ruling is currently on appeal to the U.S. Court of Appeals for the DC Circuit, and the outcome of the final rule is uncertain. In addition, under the Trump Administration’s Safe Importation Plan, at the end of December 2019, the FDA issued a notice of proposed rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada, although the impact of such future programs is uncertain. Congress and the Trump administration have each indicated that it will continue to seek additional new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act, or ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current U.S. administration to repeal or repeal and replace certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as a part of the Tax Act, the remaining provisions of the ACA are invalid as well. In December 2019, the Fifth Circuit Court of Appeals upheld the lower court’s finding that the individual mandate in the law is unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act, but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the Affordable Care Act so as not to be declared invalid. It is unclear how this decision, subsequent appeals, including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law. Until there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare, including facilitation of generic entry and biosimilars. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to receive or set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	our ability to enjoy or maintain market exclusivity;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, healthcare entities, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal healthcare Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;

•
federal civil and criminal false claims laws, including the federal False Claims Act that can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•
the federal physician sunshine requirements under the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and

•
state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Many healthcare laws and regulations are rapidly changing and legislative bodies and regulatory agencies are regularly considering amendments and supplements to existing laws and regulations, and as a result interpretations of rules and confirmation of our compliance with such rules can be ambiguous.

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

We have been involved in multiple legal and governmental proceedings, including securities class action litigation, and may in the future be involved in proceedings, relating to the commercial activities of our predecessor that could divert management’s attention and adversely affect our financial condition and our business.

Our predecessor company, Galena, was involved in multiple legal and governmental proceedings, including stockholder class actions, both state and federal, some of which are ongoing. These legal and governmental actions, or the Galena Legacy Matters, included allegations relating to federal securities law violations, claims under the False Claims Act and Anti-Kickback Statute, claims regarding breaches of contract, and other stockholder allegations, including claims of breaches of fiduciary duty by our former directors, and fentanyl related litigation. Additionally, securities class action or stockholder derivative litigation has become common in our industry following the announcement of negative data or adverse events. We have in the past, and may in the future, become involved in this type of litigation. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the continuing company’s business.

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

We also received a subpoena from the U.S. Attorney’s Office for the Southern District of New York, or USAO SDNY, in February 2018, seeking documents related to specific prescribing physicians for Abstral (fentanyl) sublingual tablets, who have been subsequently indicted, to which we responded. To our knowledge, we are not a target or subject of that investigation and have had no further interaction with the USAO SDNY with regard to the matter after responding to the subpoena.

A federal investigation led by the U.S. Attorney’s Office for the Southern District of Alabama, or the SDAL, of two of the high-prescribing physicians for Abstral resulted in the criminal prosecution of the two physicians for alleged violations of the federal False Claims Act and other federal statutes. On April 28, 2016, a second superseding indictment was filed in the criminal case, which added additional information about the defendant physicians and provided information regarding the facts and circumstances involving a rebate agreement between us and the defendant physicians’ pharmacy as well as their ownership of our common stock. The criminal trial, which began on January 4, 2017, concluded with a jury verdict on February 23, 2017 finding these physicians guilty on 19 of 20 counts. In May 2017, one physician was sentenced to 20 years in prison, and the other physician was sentenced to 21 years in prison. At the end of the SDAL case, SDAL dismissed count 18 of the indictment charging that the physicians conspired, through the C&R Pharmacy, to receive illegal kickbacks in exchange for prescribing Abstral. To our knowledge, we were not a target or subject of that investigation.

There continues to be significant litigation and governmental activity generally in the fentanyl and opioid area, and this activity is expected to continue and may increase in the future. We cannot assure you we will not become subject to additional significant legal or governmental proceedings relating to Galena’s former Abstral business in the future. Moreover, in addition to these ongoing and prior matters, we may be exposed to claims, or other legal or governmental actions in the future relating to violations of the False Claims Act, Anti-Kickback Statute, the Affordable Care Act, or any other applicable state or federal statutes or regulations, and thereby be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. Since DOJ published a memorandum in 2016 formally instructing prosecutors to focus on individual accountability when dealing with corporate misconduct, individual prosecutions have increased. As a result, former individual executives or other former employees of Galena could be subjected to prosecution relating to Galena’s former Abstral business in the future. Further, we cannot predict how the results of the upcoming presidential election may impact current DOJ enforcement policies.

In February 2017, our predecessor company, Galena, and certain of its officers and directors, were named in a purported consolidated putative class action lawsuit that generally alleges that Galena and certain of its then officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose, among other things, that certain of Galena’s promotional practices were allegedly improper and that these alleged failures rendered Galena’s statements about its business misleading. This action is currently pending in the U.S. District Court for the District of New Jersey. Three related derivative lawsuits were filed and are currently stayed pending resolution of the securities litigation. We deny any and all allegations of wrongdoing and are vigorously defending against these lawsuits. We are, however, unable to predict the outcome of these matters at this time. These lawsuits could adversely impact our reputation and divert management attention and resources away from other priorities.

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

These Galena Legacy Matters have required and continue to require our management and board of directors to devote a significant amount of time and resources to defending such claims and addressing such allegations, rather than focusing on executing on our business plans and operations. We may, in the future, become subject to additional legal and governmental actions that will also require us to expend time and resources. The settlement of the Galena Legacy Matters has resulted in substantial payments, some of which have not been fully covered by our insurance policies. We may continue to incur substantial unreimbursed legal fees and other expenses in connection with the Galena Legacy Matters. These ongoing and other future legal and governmental proceedings may not qualify for coverage under, or may exceed the limit of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us. Moreover, in addition to these ongoing and prior matters, we may be exposed to claims as a result of the Merger, or other legal or governmental actions in the future, which could result in the payment of additional amounts and have a material adverse effect on our financial condition and results of operations. We can make no assurances as to the time or resources that will need to be devoted to the Galena Legacy Matters, or any new or future matters or their outcome, or the impact, if any, that these matters or any resulting legal or governmental proceedings may have on our business or financial condition but any further action in respect of any such matter by a governmental agency could have a material adverse effect on our results of operation and our business and prospects. See “Business-Legal Proceedings” for more information regarding our legal and governmental proceedings.

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

We currently hold product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, even in instances where we have insurance coverage, our insurance carriers may deny coverage, which could lead to the inability to recover for certain losses and costly insurance coverage disputes with our carriers.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2019. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Vice President Finance and Interim Principal Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

There are several agents in clinical development in potentially comparable settings to our Phase 3 AML clinical development program for GPS. The most advanced of these products is oral Vidaza (azacitidine) (also known as CC-486), under development by Celgene Corporation, now a subsidiary of Bristol-Myers Squibb (NYSE: BMY), which reported top-line results from a registration-enabling Phase 3 study (named the QUAZAR or CC-486-AML-001 study) in September, 2019 in patients being maintained on this drug after achievement of CRem1. According to Celgene, the study met primary and key secondary endpoints, with no unexpected safety events, and Celgene/BMY plans to pursue a New Drug Application, or NDA, submission to the FDA in the first quarter of 2020. There are several of other investigational immunotherapies advancing through Phase 2 and Phase 3 trials for target indications that we believe are also potential target indications for GPS. If these or other therapies are successful in their development, it could negatively impact our ability to enroll our clinical trials and could negatively impact the commercial potential of GPS.

Principal competitors for our AML indication include both companies with currently approved products in AML, such as AbbVie/Genentech (the holders of rights to VENCLEXTA), Agios Pharmaceuticals, Inc. (the holder of U.S. rights to TIBSOVO), Novartis AG (the holder of rights to RYDAPT), Astellas (the holder of rights to XOSPATA), Celgene (now BMS) (the holder of rights to VIDAZA and IDHIFA), Otsuka Pharmaceutical Co., Ltd. (the holder of rights to DACOGEN), among others, as well as those with front-line chemotherapy drugs and maintenance therapies such as Jazz Pharmaceuticals plc (the holder of rights to VYXEOS), as well as Pfizer (the holder of rights to MYLOTARG and DAURISMO), among others, as well as companies with drugs currently in development in AML, such as Celgene (now BMS), the holder of rights to oral azacytidine, Stemline Therapeutics (the holder of rights to ELZONRIS), Novartis AG (the holder of rights to ODOMZO), Daiichi Sankyo (the holder of rights to quizartinib), Pfizer/EMD Serono (the holders of rights to BAVENCIO), Karyopharm Therapeutics (the holder of rights to XPOVIO), Pfizer/AROG Pharmaceuticals, LLC (the holders of rights to crenolanib), and PharmaMar (the holder of rights to lurbinectedin), among several others. Companies currently engaged in the clinical development of WT1-targeting vaccines (not specifically for AML) include Otsuka Pharmaceutical Co., Ltd. (the holder of rights to OCV-501) and Sumitomo Dainippon Pharma Co., Ltd./ Boston Biomedical, Inc. (the holder of rights to DSP-7888).

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

As of December 31, 2019 we had five full-time employees. Depending on the outcome of our review of our strategic alternatives, we may need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	improving our managerial, development, operational, information technology, human resources and finance systems; and

•	expanding our facilities.

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

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

H.R. 1, “An Act to provide for reconciliation pursuant to title II and V of the concurrent resolution on the budget for fiscal year 2018,” informally entitled the Tax Cuts and Jobs Act, or the Tax Act, enacted on December 22, 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a single rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), providing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $29.7 million and $6.0 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

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

The market price of shares of our common stock has exhibited substantial volatility. Between January 2, 2019 and December 31, 2019, the trading price of shares of our common stock as reported on Nasdaq ranged from a low of $3.54 to a high of $89.50. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of December 31, 2019, we had reserved for issuance 21,520 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $112.81 per share and 301,714 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $225.01 per share. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

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

We have settled in the past and may in the future settle legal claims through the issuance of freely tradable shares of our common stock, which results in dilution to holders of our common stock and may adversely affect the market price of our common stock

We have settled in the past and may in the future settle legal claims through the issuance of freely tradable shares of our common stock. In June 2018, we issued 4,574 unrestricted shares of our common stock (or $1,250,000 based on the volume-weighted average closing price for the 20 trading days immediately preceding June 21, 2018, the day before the transfer of the settlement stock to the settlement fund) to settle the case entitled Patel vs. Galena Biopharma, Inc. et. al. We may issue additional shares of common stock as settlement payments in the future. Payment of these amounts in our common stock could cause significant dilution to our stockholders, and the amount of that dilution will vary depending on the price of our common stock at the time of the payment. In addition, the issuance of such a significant number of shares of our may cause a decrease in the trading price of our common stock.

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

As previously reported, on May 31, 2019, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to the Minimum Bid Price Rule. We were provided an initial period of 180 calendar days, or until November 27, 2019, to regain compliance with the Minimum Bid Price Rule. The letter also indicated that if at any time before November 27, 2019 the closing bid price for our common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide written notification to the company that it complies with the Minimum Bid Price Rule.

We effected a 1-for-50 reverse stock split of our common stock on November 7, 2019, and on November 25, 2019, we were informed by Nasdaq that we regained compliance with the Minimum Bid Price Rule as a result of the closing bid price of our common stock being $1.00 per share or greater for the 10 consecutive business day period from November 8, 2019 to November 22, 2019.

Notwithstanding the reverse stock split and our compliance with The Nasdaq Capital market requirements, we cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The Nasdaq Capital Market in the future, or that we will comply with the other continued listing requirements. If our shares of common stock lose their status on Nasdaq, we believe that they would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our shares of common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, Nasdaq. Selling our shares on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our headquarters in New York, New York. The lease covers approximately 3,700 square feet of office space and expires in July 2020. Our monthly rent is $32,000 per month, which includes basic services. We believe that our facility is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Our predecessor company, Galena was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, some of which are ongoing and to which we are now subject as a result of the Merger. They are as follows:

On February 13, 2017, multiple putative shareholder securities class action complaints were filed in federal court alleging, among other things, that Galena and certain of its former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The individual actions were consolidated, lead plaintiffs were named by the federal court and a consolidated complaint was filed. Galena filed a motion to dismiss the consolidated complaint on December 15, 2017. On August 21, 2018, our motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, we filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted our motion to dismiss with leave to file an amended complaint. On December 20, 2019, the lead plaintiffs filed a Second Amended Consolidates Class Action Complaint. On January 29, 2020, we filed a motion to dismiss the amended complaint.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against Galena’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors, officers and employees, and us as a nominal defendant. In June 2018, a derivative complaint was filed in U.S. District Court for the Northern District of California against our current and former directors, and us as a nominal defendant. The plaintiff in the June 2018 case voluntarily withdrew his complaint from the U.S. District Court of the Northern District of California and on August 27, 2018 refiled the complaint in the Court of Chancery of the State of Delaware. These complaints purport to assert derivative claims for breach of fiduciary duty on our behalf against our former directors and, in certain of the complaints, our current directors, and our former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The March 2017, July 2017, and January 2018 lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action. The defendants in the August 2018 lawsuit filed a motion to dismiss the complaint. On November 13, 2019, the motion to dismiss was granted in its entirety by the Court of Chancery of the State of Delaware.

We deny the allegations in these cases and intend to vigorously defend against them. We are unable, however, to predict the outcome of these matters at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol SLS.

Holders

As of February 28, 2020, there were approximately 26 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

During 2018, we paid $0.5 million in cash dividends to the holders of our Series A Convertible Preferred stock issued in our March 2018 private placement. We paid no cash dividends in 2019. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

During the year ended December 31, 2019, we did not purchase any of our equity securities. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Previous Columns)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan	21,520	$112.81	—
2019 Equity Incentive Plan	—	N/A	202,684
Employee Stock Purchase Plan	—	N/A	5,302
Equity compensation plans not approved by security holders
None	—	—	—
Total	21,520	$112.81	207,986

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

Overview

We are a late-stage clinical biopharmaceutical company focused on developing novel cancer immunotherapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S and nelipepimut-S.

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

In January 2020, we commenced a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for a Biologics License Application, or BLA, submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. This trial is expected to serve as the basis for a Biologics License Application, or BLA, submission, subject to positive results. The study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths).

In December 2018, we initiated a Phase 1/2 multi-arm (‘basket’ type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). We plan to enroll up to approximately 90 patients at up to 20 centers in the United States. The initial tumor types being studied are ovarian cancer (second or third line) and colorectal cancer (third or fourth line) with up to approximately 40 patients in total in these two indications, to be followed by AML (in patients having achieved partial response as their best hematological response after four cycles of therapy with hypomethylating agents), triple negative breast cancer, or TNBC, (second line), and small cell lung cancer, or SCLC.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor, or HER2, expressing cancers. Data presented in 2018 data from our Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER2 low expressing 1+ or 2+ per immunohistochemistry, or IHC) breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. Following ongoing discussions with the FDA and based upon written feedback from the FDA and on the totality of clinical, safety and translational NPS data to date, we have finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment. If successful, we believe this study may be considered as the basis for a BLA submission to the FDA. We are seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and we do not plan to conduct and fund a Phase 3 program for NPS on our own.

FBP-targeting bivalent vaccine (GALE-301/-302)

In order to prioritize development of our core assets, we have determined to cease development of GALE-301 and GALE-302, cancer immunotherapies that target the E39 peptide derived from the folate binding protein, or FBP, which were licensed in from The Henry M. Jackson Foundation, or HJF, and the MD Anderson Cancer Center, or MDACC. We are currently negotiating a termination of the license agreement with HJF and MDACC.

Financial Position

At December 31, 2019, we had cash and cash equivalents of $7.3 million. Since inception, we have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $19.3 million and $27.7 million for the years ended December 31, 2019 and 2018, respectively. Our accumulated deficit as of December 31, 2019 was $101.1 million, and we expect to continue to incur substantial losses in future periods.

Our operating expenses will increase substantially as we continue to advance our product candidates assuming we receive sufficient funding to continue our ongoing studies and initiate our planned studies. We anticipate that our expenses will increase as we:

•	complete our Phase 3 clinical trial and our Phase 1/2 basket study;

•	continue the research, development and scale-up of manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, manufacturing, and scientific personnel; and

•	add, acquire of develop operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates. We expect that our existing cash as of December 31, 2019, together with the net proceeds of $5.9 million we received in the January 2020 Registered Direct Offering, will enable us to fund our operating expenses through the end of 2020.

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

Research and development activities are central to our business model. Cancer immunotherapy product candidates in the later stages of clinical development generally have higher development costs than those in the earlier stages of clinical development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase for the foreseeable future as we conduct and complete our ongoing early and late stage clinical trials and initiate additional clinical trials.

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses, fees for outside legal counsel, and director and officer insurance premiums. Other general and administrative expenses include facility related costs, patent filing and prosecution costs, professional fees for business development, accounting, consulting, legal and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC reporting requirements, investor relations costs, and other expenses associated with being a public company.

If and when we believe that regulatory approval of a product candidate appears likely, we anticipate that an increase in general and administrative expenses will occur as a result of our preparation for commercial operations, particularly as it relates to the sales and marketing of such product candidate.

In Process Research and Development Impairment Charge

These charges relate to the impairment charges recognized in connection with the abandonment of future development of GALE-401, GALE-301, and GALE-302 in-process research and development, or IPR&D, assets.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

(dollars in thousands)	Year ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$7,285	$8,767	$(1,482)
General and administrative	9,923	12,772	(2,849)
In-process research and development impairment charge	2,833	9,550	(6,717)
Total operating expenses and operating loss	(20,041)	(31,089)	(11,048)
Non-operating income	668	2,041	(1,373)
Loss before income taxes	(19,373)	(29,048)	(9,675)
Income tax expense (benefit)	(81)	(1,378)	1,297
Net loss	$(19,292)	$(27,670)	$(8,378)

For the year ended December 31, 2019, our net loss was $19.3 million compared with a net loss of $27.7 million for the year ended December 31, 2018. The decrease of $8.4 million in net loss was primarily attributable to a decrease in operating loss of $11.0 million, primarily driven by a decrease in non-cash charges of $6.7 million for impairments of in-process research and development, partially offset by an decrease in non-operating income of $1.4 million and a decrease in income tax benefit of $1.3 million.

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $7.3 million for the year ended December 31, 2019 compared to $8.8 million for the year ended December 31, 2018. As compared to the prior period, the $1.5 million decrease in research and development expenses was driven by a $1.0 million decrease in personnel related expenses due to decreased headcount, a $0.6 million decrease in licensing fees primarily driven by a clinical milestone for GPS recorded in 2018, a $0.3 million decrease in clinical expenses due to the completion of the Phase 2b trial of NPS in combination with trastuzumab (Herceptin®) in 2018, and a $0.2 million decrease in other research and development expenses. These decreases were partially offset by a $0.6 million increase in manufacturing related expenses for GPS. We anticipate that our research and development expenses will increase in the future as we continue to advance our product candidates into and through clinical trials, including the basket trial of GPS in combination with pembrolizumab and our Phase 3 trial of GPS in AML.

General and Administrative

General and administrative expenses were $9.9 million for the year ended December 31, 2019 compared to $12.8 million for the year ended December 31, 2018. The $2.9 million decrease was primarily driven by a $0.8 million decrease in outside services and public company costs, a $0.7 million decrease in legal fees, a $0.7 million decrease in personnel related expenses due to reduced headcount, a $0.4 million decrease in rebates and returns of former commercial products, a $0.2 million decrease in accounting fees, and a $0.3 million decrease in other general and administrative expenses. These decreases during 2019 reflect the Company's efforts to limit expenses in order to preserve capital. These decreases were partially offset by a $0.2 million increase in insurance premiums.

In-Process Research and Development Impairment Charges

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

In September 2011, Galena, our predecessor-in-interest, acquired the worldwide rights to develop and commercialize cancer immunotherapies, GALE-301 and GALE-302, that target the E39 peptide derived from FBP receptor-alpha (FBP) through its license agreement with the Henry M. Jackson Foundation. We previously disclosed that management had been evaluating GALE-301 and GALE-302, among other items, for potential internal development, strategic partnership, or other types of product rationalizations and determined that further development of GALE-301 and GALE-302 is outside of our core focus of clinical development of GPS. During the fourth quarter of 2019, we determined that the IPR&D asset associated with the GALE-301 and 302 product candidates was impaired and recorded an impairment charge of approximately $2.8 million for the year ended December 31, 2019. Included in the asset impairment expenses are a non-cash charge of approximately $2.8 million for impairment of intangible assets recorded as in-process research and development and an acceleration of a de minimis amount of prepaid expenses and other current assets.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the years ended December 31, 2019 and 2018, respectively, was as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018	Change
Change in fair value of warrant liability	$1,136	$5,300	$(4,164)
Change in fair value of the contingent consideration	(586)	(3,032)	2,446
Loss on settlement of liability-classified warrants	—	(727)	727
Gain on extinguishment of debt	—	766	(766)
Interest income (expense), net	118	(266)	384
Total non-operating income (expense), net	$668	$2,041	$(1,373)

The decrease in our net non-operating income (expense) during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a non-cash $4.2 million decrease in the gain arising from the change in the fair value of liability-classified warrants to acquire shares of our common stock and a $0.8 million gain on extinguishment of debt in 2018. The decrease in the estimated fair value of our warrant liability was primarily due to the decrease in our common stock price. The $0.8 million gain on extinguishment of debt relates to the settlement with JGB (Cayman) Newton LTD, or JGB, the holder of our former senior secured debenture. As a result of the settlement, the $0.8 million of additional interest that was due at maturity was forgiven. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the litigation and settlement agreement.

These amounts were partially offset by a $2.4 million increase in the change in fair value of the contingent consideration liability and a $0.7 million loss on settlement of liability-classified awards in 2018. The change in the estimated fair value of the contingent consideration is driven by changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. The $3.0 million change in fair value of the contingent consideration in 2018 reflects an adjusted probability and time-line for the potential approval of NPS associated with the positive interim data from the Phase 2b investigator-sponsored clinical trial of trastuzumab +/- NPS in HER2 1+/2+ breast cancer patients that was announced on April 2, 2018.

The $0.7 million loss on settlement of liability-classified warrants relates to warrants to acquire shares of common stock issued by Galena in February 2017 that were assumed in the Merger. During the year ended December 31, 2018, a total of 10,686 of the liability-classified warrants were canceled under various warrant exchange agreements, as further described herein. We issued 1,092 shares of our common stock in exchange for the surrender and cancellation of warrants to acquire 2,433 shares of our common stock and $1.0 million in convertible promissory notes in exchange for the surrender and cancellation of warrants to acquire 8,253 shares of our common stock. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 2,372 shares of common stock. In November of 2018, we paid the remaining principal and interest of $0.2 million to settle the debt. The fair value of the consideration exchanged which totaled approximately $1.3 million exceeded the fair value of the warrant liability of the canceled warrants by $0.7 million and is recorded as loss on settlement of liability-classified warrants in the consolidated statement of operations for the year ended December 31, 2018.

Interest income for the year ended December 31, 2019 consists of nominal interest earned from our cash and cash equivalents. Interest expense, net during the year ended December 31, 2018 consists of interest expense incurred on our previously outstanding long-term debt, partially offset by nominal interest earned from our cash and cash equivalents.

The changes in fair value of warrant liability, changes in fair value of contingent consideration, the loss on settlement of liability-classified warrants, and the gain on extinguishment of debt are all non-cash in nature.

Income Tax Expense (Benefit)

For the year ended December 31, 2019 we recognized an income tax benefit of $0.1 million primarily attributable to the intangible asset impairment charge. For the year ended December 31, 2018 we recognized an income tax benefit of $1.4 million primarily attributable to the intangible asset impairment charge.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements in the years ended December 31, 2019 and 2018. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds from sale of debt and equity securities.

On January 9, 2020, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain investors named therein, or the Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the Investors, or the January 2020 Registered Offering, (i) an aggregate of 1,189,000 shares of our common stock at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of our common stock, or the Pre-Funded Warrants, at an offering price of $3.9725 per Pre-Funded Warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. The net proceeds to us from the January 2020 Registered Offering, after deducting placement agent fees and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $5.9 million.

In 2019, we raised approximately $19.6 million, net of issuance costs, through the issuance of securities and the exercise of warrants.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions.

As of December 31, 2019, we had an accumulated deficit of $101.1 million, cash and cash equivalents of $7.3 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $5.3 million as of December 31, 2019. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash of $7.3 million as of December 31, 2019, together with the net proceeds of $5.9 million we received in the January 2020 Registered Direct Offering, will enable us to fund our operating expenses through end of 2020.

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

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing, (ii) our ability to complete revenue-generating partnerships with pharmaceutical companies, (iii) the success of our research and development activities, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our proposed future products.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2019 and 2018 (amounts in thousands):

	For the December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	(17,643)	(30,422)
Financing activities	19,569	23,123
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,926	$(7,299)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $17.6 million during the year ended December 31, 2019 was primarily attributable to our net loss of $19.3 million. This amount was offset by various net non-cash charges of $2.8 million, which was comprised of a $2.8 million impairment of our IPR&D asset associated with the GALE-301 and GALE-302 product candidates, a $0.6 million increase in the fair value of our contingent consideration liability, and $0.6 million in non-cash stock-based compensation expense. These amounts were partially offset by a gain of $1.1 million from the decrease in the fair value of liability-classified warrants and a $0.1 million decrease in our deferred tax liability. The net change in our operating assets and liabilities of $1.1 million is primarily attributable to a decrease in our accounts payable and accrued expenses.

Net cash used in operating activities of $30.4 million during the year ended December 31, 2018 was primarily attributable to our net loss of $27.7 million. This amount was offset by various net non-cash charges of $7.3 million, which was comprised of a $9.1 million impairment of our IPR&D asset associated with the GALE-401 product candidate, a $3.0 million increase in the fair value of our contingent consideration liability, $1.3 million increase in the fair value of common stock issued in connection with litigation settlements, and $0.7 million loss on settlement of liability-classified warrants, and $0.4 million in non-cash stock-based compensation expense. These amounts were partially offset by a gain of $5.3 million from the decrease in the fair value of liability-classified warrants and a $0.8 million gain on extinguishment of debt. The net change in our operating assets and liabilities of $10.0 million is primarily attributable to a decrease in our accounts payable and accrued expenses.

Net Cash Flow from Financing Activities

We generated $19.6 million of net cash from financing activities for the year ended December 31, 2019, which was primarily attributable to $16.0 million in net proceeds from the sale of common stock, common stock pre-funded warrants, and common stock warrants and $3.6 million in net proceeds from the exercise of warrants to acquire shares of common stock.

We generated $23.1 million of net cash from financing activities for the year ended December 31, 2018, which was primarily attributable to $21.6 million in net proceeds from the sale of common stock, common stock pre-funded warrants, and common stock warrants, $9.6 million in net proceeds from the sale of the Series A convertible preferred stock and warrants, partially offset by $7.6 million in principal payments on our previously outstanding senior secured debenture.

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

These arrangements may be material individually and in the event that multiple milestones are reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to terminate development of the product candidate, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the product candidate successfully achieves clinical testing objectives.

As of December 31, 2019, we had the following noncancelable contractual commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating lease (1)	$224	$224	$—	$—	$—

(1) Operating lease obligations reflect our obligation to make payments in connection with our corporate headquarters in New York, NY.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of December 31, 2019.

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

Valuation of Intangible Assets

In conjunction with the Merger, we recorded intangible assets related to IPR&D. We had total intangible assets of $5.7 million and $8.5 million as of December 31, 2019 and 2018, respectively.

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

We perform our annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Goodwill is evaluated for impairment using the simplified test of goodwill impairment as defined by the FASB Accounting Standards Update No. 2017-04. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. We did not recognize any impairment of goodwill during the years ended December 31, 2019 and 2018.

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

We measure compensation for restricted stock units, or RSUs, based on the price of our shares at the grant date and we recognize the expense on a straight-line basis over the vesting period. The expense relating to RSUs that contain both a service and a performance condition is estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition would be met. As a result, if we revise such assessment, our stock-based compensation expense could change.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services. We may also issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes.

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the year ended December 31, 2018, we issued warrants to purchase approximately 27,672 shares of common stock, in connection with sale of equity securities which the holders of such warrants have an option to put the warrants back to us in certain events. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the fair value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined, and the warrants are determined not to be indexed to the Company’s own stock.

The derivative liabilities are remeasured each period end to the estimated fair value. The fair value of our derivative liabilities is estimated using the appropriate pricing model, with the following assumptions used for the initial measurement of warrants granted:

2018
Risk free interest rate	2.76%
Volatility	83.14%
Expected lives (years)	5.5
Expected dividend yield	—

There were no warrants granted in 2019 accounted for as liabilities. The Company’s expected common stock price volatility assumption is based upon the volatility of a basket of companies that we consider comparable to us. The expected life assumptions for the warrants are estimated to coincide with the contractual terms of the warrants.

Recent Accounting Pronouncements Pending Adoption

In August 2018, FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 modifies, adds and removes certain specific disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and to delay adoption of the additional disclosures until their effective date. We are currently evaluating the potential impact of the adoption of the new standard on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU No. 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. We are currently evaluating the potential impact of the adoption of the new standard on our consolidated financial statements.

Recent Accounting Pronouncements Adopted

In July 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU No. 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU No. 2019-07 became effective upon issuance and the adoption of ASU No. 2019-07, which is applied prospectively, did not have an impact on our consolidated financial statements and disclosures.

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new guidance retains a distinction between finance leases and operating leases, while requiring companies to recognize both types of leases on their balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in legacy U.S. GAAP - ASC 840.

We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. We evaluated the potential cumulative effect of applying the new guidance and determined that such an adjustment would be immaterial. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. Our lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that we will exercise such options. In connection with the adoption, we did not separate lease and associated non-lease components for the transitioned leases, but instead are accounting for them together as a single component. The adoption did not change the classification of lease-related expenses in the consolidated statements of operations, and we did not change the pattern of expense recognition. As a result, the adoption does not impact our beginning retained earnings, or our prior year consolidated statements of operations and has not materially affect the consolidated statements of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity Topic (480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instrument with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which modifies the classification of some financial instruments. A down round feature no longer precludes equity classification and, therefore, a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities present earnings per share in accordance with Topic 260, and to recognize the effect of the down round feature when triggered. Convertible instruments are now subject to specialized contingent beneficial conversion features. We adopted ASU No. 2017-11 on January 1, 2019 and determined it did not have a material impact to our consolidated financial statements. We determined our liability classified warrants contained cash settlement features that would continue to preclude equity classification subsequent to its adoption of ASU No. 2017-11.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date. In accordance with ASU No. 2017-09, the Company adopted this standard prospectively in the first quarter of 2018. The adoption of ASU No. 2017-09 did not have a material impact on our consolidated financial statements.

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$7,277	$5,337
Restricted cash and cash equivalents	100	114
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,377	$5,451

We maintained $0.1 million and $0.1 million as of December 31, 2019 and December 31, 2018, respectively, on hand with our financial institutions as collateral for its corporate credit cards.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”), as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 13, 2020

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,277	$5,337
Restricted cash and cash equivalents	100	114
Stock subscription receivable	308	—
Prepaid expenses and other current assets	557	387
Total current assets	8,242	5,838
Operating lease right-of-use asset	217	—
In-process research and development	5,700	8,500
Goodwill	1,914	1,914
Deposits and other assets	536	663
Total assets	$16,609	$16,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,902	$3,755
Accrued expenses and other current liabilities	1,171	2,219
Operating lease liability	217	—
Total current liabilities	5,290	5,974
Deferred tax liability	262	357
Warrant liability	52	1,013
Contingent consideration	4,912	4,326
Total liabilities	10,516	11,670
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 5,080,100 shares issued and outstanding at December 31, 2019; 440,529 shares issued and outstanding at December 31, 2018	5	1
Additional paid-in capital	107,235	87,099
Accumulated deficit	(101,147)	(81,855)
Total stockholders’ equity	6,093	5,245
Total liabilities and stockholders’ equity	$16,609	$16,915

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$7,285	$8,767
General and administrative	9,923	12,772
In-process research and development impairment charge	2,833	9,550
Total operating expenses and operating loss	(20,041)	(31,089)
Non-operating income (expense):
Change in fair value of warrant liability	1,136	5,300
Change in fair value of contingent consideration	(586)	(3,032)
Loss on settlement of liability-classified warrants	—	(727)
Gain on extinguishment of debt	—	766
Interest income (expense), net	118	(266)
Total non-operating income, net	668	2,041
Loss before income taxes	(19,373)	(29,048)
Income tax benefit	(81)	(1,378)
Net loss	(19,292)	(27,670)
Deemed dividend arising from warrant modifications	(8,416)	—
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	(4,436)
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	—	(8,654)
Impact of anti-dilution protection on liability-classified warrants	(243)	(491)
Net loss attributable to common stockholders	$(27,951)	$(41,251)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(10.92)	$(157.72)
Weighted-average common shares outstanding, basic and diluted	2,558,755	261,542

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	—	$—	115,337	$1	$56,254	$(54,185)	$2,070
Issuance of common stock and common stock warrants, net of issuance costs	—	—	136,900	—	21,564	—	21,564
Issuance of common stock upon exercise of pre-funded warrants	—	—	81,000	—	—	—	—
Issuance of Series A convertible preferred stock, net of offering costs	10,700	—	—	—	9,647	—	9,647
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock offering	—	—	—	—	(5,039)	—	(5,039)
Beneficial conversion feature arising from Series A convertible preferred stock	—	—	—	—	(4,436)	—	(4,436)
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	4,436	—	4,436
Conversion of Series A convertible preferred stock	(2,898)	—	9,993	—	—	—	—
Issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	(7,802)	—	74,963	—	(8,654)	—	(8,654)
Deemed dividend arising from the issuance of common stock to Series A convertible preferred stockholders under most favored nation provision	—	—	—	—	8,654	—	8,654
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(491)	—	(491)
Convertible preferred stock dividends	—	—	—	—	(487)	—	(487)
Issuance of common stock as repayment of principal and interest on long-term debt	—	—	14,305	—	2,896	—	2,896
Issuance of common stock in connection with litigation settlements	—	—	4,573	—	1,250	—	1,250
Issuance of common stock upon conversion of promissory notes	—	—	2,372	—	825	—	825
Issuance of common stock in connection with warrant exchange agreements	—	—	1,086	—	285	—	285
Stock-based compensation	—	—	—	—	395	—	395
Net loss	—	—	—	—	—	(27,670)	(27,670)
Balance at December 31, 2018	—	—	440,529	1	87,099	(81,855)	5,245
Issuance of common stock and common stock warrants, net of issuance costs	—	—	1,051,441	1	16,143	—	16,144
Issuance of common stock for exercise of warrants, net of offering costs	—	—	2,102,744	2	3,656	—	3,658
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,485,156	1	7	—	8
Impact of anti-diultion protection on liability-classified warrants	—	—	—	—	(243)	—	(243)
Issuance of common stock upon vesting of restricted stock units	—	—	230	—	—	—	—
Stock-based compensation	—	—	—	—	573	—	573
Net loss	—	—	—	—	—	(19,292)	(19,292)
Balance at December 31, 2019	—	$—	5,080,100	$5	$107,235	$(101,147)	$6,093
See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,292)	$(27,670)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(766)
Non-cash In-process research and development impairment charge	2,833	9,100
Non-cash interest expense	—	134
Deferred income taxes	(95)	(1,316)
Non-cash stock-based compensation	573	395
Fair value of common stock issued in connection with litigation settlements	—	1,250
Change in fair value of common stock warrants	(1,136)	(5,302)
Change in fair value of contingent consideration	586	3,032
Loss on settlement of liability-classified warrants	—	727
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(76)	212
Accounts payable	12	(7,936)
Accrued expenses and other current liabilities	(1,048)	(2,282)
Net cash used in operating activities	(17,643)	(30,422)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock and common stock warrants, net of issuance costs	—	9,647
Proceeds from issuance of common stock, net of issuance costs	15,971	21,564
Proceeds from exercise of warrants	3,598	—
Dividends paid	—	(487)
Principal payments on long-term debt	—	(7,601)
Net cash provided by financing activities	19,569	23,123
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,926	(7,299)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of year	5,451	12,750
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of year	$7,377	$5,451

Supplemental disclosure of cash flow information:
Cash received during the year for interest	$118	$186
Cash paid during the year for interest	$—	$321
Supplemental disclosure of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock recorded as issuance cost	$—	$5,350
Deemed dividend arising from beneficial conversion feature of Series A convertible preferred stock	$—	$4,436
Repayment of interest and principal on long-term debt through issuance of common stock	$—	$3,721
Stock subscription receivable	$308	$—
Reclassification of warrant liabilities upon exchange for shares of common stock	$68	$285
Impact of anti-dilution protection on liability-classified warrants	$243	$491
Debt issued in connection with warrant exchange agreements	$—	$966
Deferred offering costs included in accounts payable and accrued expenses	$135	$—
Right-of-use assets recorded upon adoption of ASC 842	$549	$—

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

SELLAS Life Sciences Group, Inc. (the "Company" or "SELLAS") is a late-stage clinical biopharmaceutical company focused on novel cancer immunotherapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is licensed from Memorial Sloan Kettering Cancer Center and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination to address a broad spectrum of hematologic malignancies and solid tumor indications. SELLAS’ second product candidate, nelipepimut-S ("NPS"), is a HER2-directed cancer immunotherapy with potential for the treatment of patients with early stage breast cancer with low to intermediate HER2 expression, otherwise known as HER2 1+ or 2+, which includes triple negative breast cancer patients, following standard of care.

As used in this Annual Report on Form 10-K, the words the "Company," and "SELLAS" refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following the completion of the business combination with Galena Biopharma, Inc., a Delaware corporation ("Galena"), and SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company ("Private SELLAS") in December 2017. This business combination is referred to as the Merger. Upon completion of the Merger, the Company's name changed from "Galena Biopharma, Inc." to "SELLAS Life Sciences Group, Inc." and the Company's financial statements became those of Private SELLAS.

2. Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $101.1 million as of December 31, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its products candidates. No assurance can be given that any such financing will be available when needed or that the Company's research and development efforts will be successful. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors named therein (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $3.9725 per Pre-Funded Warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. The net proceeds to the Company from the January 2020 Registered Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $5.9 million.

In 2019, the Company raised $19.6 million, net of issuance costs, through the issuance of securities and the exercise of warrants. Please see Notes 10 and 11 for further information.

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

As of December 31, 2019, the Company had cash and cash equivalents of $7.3 million and restricted cash and cash equivalents of $0.1 million. In addition, the Company had outstanding accounts payable and accrued expenses of $5.3 million as of December 31, 2019. The Company expects its existing cash and cash equivalents as of December 31, 2019, together with the net proceeds of $5.9 million the Company received in the January 2020 Registered Direct Offering, will enable the Company to fund its operating expenses through the end of 2020.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, the fair value of the warrants, fair value of intangible assets acquired, carrying value of goodwill, fair value of contingent purchase price consideration, fair value of deferred tax liability assumed and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Reverse Stock Split

The Company effected a one-for-50 reverse stock split of its common stock on November 6, 2019. The reverse stock split combined 50 shares of the Company's issued and outstanding common stock into one share of common stock and correspondingly adjusted the exercise prices for options and warrants that were issued and outstanding. Options granted were proportionately adjusted for the reverse stock split. These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s contingent consideration and liability-classified warrants are each recorded at their estimated fair value. The fair value of the contingent consideration and warrants utilize certain unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

Stock Subscription Receivable

In accordance with FASB ASC 505-10-45-2, “Receivables for Issuance of Equity,” the Company recorded a stock subscription receivable as of December 31, 2019 related to the sale of shares of common stock prior to December 31, 2019 as the cash was collected before the financial statements are issued or available to be issued. Prior to December 31, 2019, the Company sold 75,000 shares of common stock for gross proceeds of $0.3 million. On January 2, 2020, the Company received the $0.3 million gross proceeds for the sale of shares of common stock and therefore recorded a stock subscription receivable of $0.3 million as of December 31, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

Intangible assets are comprised of identifiable in-process research and development (“IPR&D”) assets and are considered indefinite-lived intangible assets and are assessed for impairment annually on October 1 or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written off, and the Company will record a non-cash impairment loss. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. In December 2019, the Company abandoned future development efforts for the IPR&D asset associated with the GALE-301 and 302 product candidates and recorded an impairment charge of $2.8 million, which was equal to the acquired value. In the fourth quarter of 2018, the Company abandoned future development efforts for the IPR&D asset associated with the GALE-401 product candidate and recorded an impairment charge of $9.1 million and also recorded a separate charge of $0.5 million for deposits and other assets related to upfront milestone payments for this product candidate.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company performs its annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. The Company did not recognize any impairment of goodwill during the years ended December 31, 2019 and 2018.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized recognized to research and development expenses as the services are provided. Clinical study costs, a component of research and development expenses, are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development expenses. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset.

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

Stock-based Compensation

The Company measures employee and nonemployee director share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, and, for stock options, the expected life of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The expected life of the stock options is estimated using the “simplified method,” as the Company has no historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return it files, if such a position is more likely than not to be sustained. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense. No interest or penalties were recognized in either of the years ended December 31, 2019 or 2018.

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

	Year Ended December 31,
	2019	2018
Common stock warrants	302	356
Stock options	22	8
	324	364

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Accounting Pronouncements Pending Adoption

In August 2018, FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13 modifies, adds and removes certain specific disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and to delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of the adoption of the new standard on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Accounting ("ASU No. 2018-07"), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. ASU No. 2018-07 supersedes ASC 505-50 and expands the scope of ASC 718, Compensation - Stock Compensation (Topic 718) ("ASC 718") to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU No. 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

Recent Accounting Pronouncements Adopted

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update) ("ASU No. 2019-07"). ASU No. 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU No. 2019-07 became effective upon issuance and the adoption of ASU No. 2019-07, which is applied prospectively, did not have an impact on the Company’s consolidated financial statements and disclosures.

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

The Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company evaluated the potential cumulative effect of applying the new guidance and determined that such an adjustment would be immaterial. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting under Topic 840.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of lease commencement. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of what the Company's credit rating would be. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise such options. In connection with the adoption, the Company did not separate lease and associated non-lease components for the transitioned leases, but instead are accounting for them together as a single component. The adoption did not change the classification of lease-related expenses in the consolidated statements of operations, and the Company did not change the pattern of expense recognition. As a result, the adoption does not impact the Company's beginning accumulated deficit, or the Company's prior year consolidated statements of operations and has not materially affect the consolidated statements of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity Topic (480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instrument with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU No. 2017-11"), which modifies the classification of some financial instruments. A down round feature no longer precludes equity classification and, therefore, a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities present earnings per share in accordance with Topic 260, and to recognize the effect of the down round feature when triggered. Convertible instruments are now subject to specialized contingent beneficial conversion features. The Company adopted ASU No. 2017-11 on January 1, 2019 and determined it did not have a material impact to its consolidated financial statements. The Company determined its liability classified warrants contained cash settlement features that would continue to preclude equity classification subsequent to its adoption of ASU No. 2017-11.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date. In accordance with ASU No. 2017-09, the Company adopted this standard prospectively in the first quarter of 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company's consolidated financial statements.

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$7,277	$5,337
Restricted cash and cash equivalents	100	114
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,377	$5,451

The Company maintained $0.1 million and $0.1 million as of December 31, 2019 and December 31, 2018, respectively, on hand with the Company's financial institutions as collateral for its corporate credit cards.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Goodwill and Intangible Assets

The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary. The Company's goodwill balance at December 31, 2019 and 2018 was $1.9 million.

Intangible assets consist of IPR&D acquired as part of the merger between Galena and the Company in 2017 (the "Merger"). IPR&D assets represent research and development assets that have not yet reached commercialization. The Company's intangible assets consist of the following:

	Year Ended December 31,
	2019	2018
NPS	$5,700	$5,700
GALE-301 and GALE-302	—	2,800
	$5,700	$8,500

The NPS program is for the prevention of cancer recurrence in breast cancer patients. The GALE-301 and GALE-302 program is for the prevention of cancer recurrence in ovarian and endometrial cancer patients in the adjuvant setting. During the fourth quarter of 2019, the Company determined that the IPR&D asset associated with the GALE-301 and GALE-302 product candidates was impaired and recorded an impairment charge of $2.8 million which was equal to the acquired value. The impairment charge also resulted in an income tax benefit of $0.1 million.

In the fourth quarter of 2018, the Company abandoned future development efforts for the IPR&D asset associated with the GALE-401 product candidate and recorded an impairment charge $9.6 million, which was equal to the acquired value of GALE-401 of $9.1 million and $0.5 million recorded as deposits and other assets related to upfront milestone payments associated with that product candidate. The abandonment also resulted in an income tax benefit of $1.4 million.

5. Collaboration and License Agreements

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As part of the consideration for the rights, privileges and licenses granted under the Original MSK License Agreement, the Company issued 263 shares to MSK representing 1.5% of the Company’s fully diluted share capital as of the MSK Effective Date, which obligation was satisfied by assignment of 131 shares from each of the Company’s President, Chief Executive Officer, and co-founder, Dr. Angelos M. Stergiou, and the Company’s other co-founder, Dr. Miltiadis Sougioultzoglou (M.D.), to MSK, for which they received no consideration. Additionally, the Company was obligated to pay upfront license fees of $1.3 million. The Company recognized this amount as research and development expense during the year ended December 31, 2014, as it had no alternative future use. The Company would further be obligated to pay minimum royalty payments of $0.1 million each year commencing in 2015 and research funding costs of $0.2 million in each year and for three years commencing in January 2015. In addition, to the extent certain development and commercial milestones are achieved, the Company will be required to pay MSK up to $17.4 million in milestone payments for each licensed product, in addition to mid-single royalties in the event of commercial sales of any licensed products.

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

On October 30, 2015, the Company and MSK entered into the License Amendment, Waiver and Share Issuance Agreement (the “First MSK Amendment”). The First MSK Amendment extended the date required for the Company to obtain financing from August 1, 2015 to December 31, 2016, modified the amount of required financing and waived past non-compliance with certain related provisions of the Original MSK License Agreement. In exchange for the First MSK Amendment, the Company agreed to issue an aggregate of 217 shares to MSK, which represented 1% of the fully diluted share capital of the Company at such date. The First MSK Amendment added certain anti-dilution protection clauses and entitled MSK to additional shares to the extent the Company was not able to obtain the required financing.

On August 10, 2016, the Company and MSK entered into the Second License Amendment, Waiver and Agreement (the “Second MSK Amendment”). The Second MSK Amendment extended further the date required for the Company to obtain financing from December 31, 2016 to June 30, 2017, amended the anti-dilution provisions of the First MSK Amendment and waived past non-compliance with certain related provisions of the First MSK Amendment. Under the Second MSK Amendment, outstanding obligations of the Company to MSK of $0.9 million were converted into 276 shares effective November 1, 2016 upon the Company’s re-domiciliation to Bermuda. In consideration for this amendment and pursuant to the anti-dilution provisions in the Original MSK License Agreement as amended by the First MSK Amendment and the Second MSK Amendment, the Company issued MSK 606 additional shares and incurred accordingly $2.0 million of research and development expense, which reflected the fair value of the Company’s shares at such date.

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

The MSK A&R License Agreement, among other changes, added certain milestone payments for each additional patent licensed product as defined in the MSK A&R License Agreement, and amended the milestone payments due upon commencement of the Phase 3 AML and mesothelioma clinical trials from $0.3 million to $0.4 million. In consideration for the MSK A&R License Agreement, the Company issued 175 shares to MSK. Pursuant to a side letter to the MSK A&R License Agreement, dated May 25, 2017 (the “MSK Side Letter”), MSK converted the next milestone payment of $0.2 million, which was due June 30, 2017, into shares. Further, in consideration for the MSK Side Letter, Dr. Stergiou, the Company’s Chief Executive Officer, assigned 307 of his shares to MSK, for which Dr. Stergiou received no cash consideration.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On October 11, 2017, the Company and MSK entered into a second Amended and Restated Exclusive License Agreement (the “Second MSK A&R License Agreement”). Under the Second MSK A&R License Agreement, the Company and MSK extended the dates for the Company to have obtained necessary financing, and certain milestone dates, in exchange for increased milestone payments, clarification regarding MSK’s anti-dilution rights, and termination of the MSK Side Letter dated May 25, 2017. In connection with the Second MSK A&R License Agreement, the Company issued 1,495 shares to MSK. Prior to the Merger, the Company issued an additional 154 shares to MSK in connection with their anti-dilution rights.

For the year ended December 31, 2019, the Company incurred $0.3 million of expenses relating to $0.2 million in licensing fees and $0.1 million of guaranteed minimum royalty payments. For the year ended December 31, 2018, the Company incurred $1.0 million of expenses relating to $0.5 million of milestone expenses, $0.3 million in licensing fees, $0.1 million of guaranteed minimum royalty payments and $0.1 million of research funding costs. Such expenses have been included in research and development costs.

Merck & Co., Inc.

On September 21, 2017, the Company entered into a clinical trial collaboration and supply agreement (the "Merck Agreement") through a Merck & Co., Inc. subsidiary, Merck Sharp & Dohme B.V. (“Merck subsidiary”), whereby the Company agreed with the Merck subsidiary to collaborate in a research program to evaluate GPS as it is administered in combination with Merck’s PD1 blocker pembrolizumab in a Phase 1/2 clinical trial enrolling patients in up to five cancer indications, including both hematologic malignancies and solid tumors assessing the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations.

In the fourth quarter of 2018, pursuant to the Merck Agreement, the Company initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab) in patients with WT1+ relapsed or refractory tumors. In July 2019, the Company dosed the first patient in this trial. The Company plans to enroll up to approximately 90 patients at up to 20 centers in the United States. The trial is initially evaluating patients with ovarian cancer (second or third line) and colorectal cancer (third or fourth line), to be followed by patients with AML who are unable to attain deeper morphological response than partial on hypomethylating agents and who are not eligible for allogeneic hematopoietic stem cell transplant, and patients with triple negative breast cancer, or TNBC (second line), and small cell lung cancer (second line). Initial clinical data is expected by the second half of 2020.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Data presented in 2018 from our Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER1/2+ breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS, rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab. Following ongoing discussions with the FDA and based upon written feedback from the FDA and on the totality of clinical, safety and translational NPS data to date, the Company has finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment. If successful, the Company believes this study may be considered as the basis for a BLA submission to the FDA. The Company is seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and the Company does not plan to conduct and fund a Phase 3 program for NPS.

6. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	December 31, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,027	$7,027	$—	$—
Total assets measured and recorded at fair value	$7,027	$7,027	$—	$—
Liabilities:
Warrants potentially settleable in cash	$52	$—	$—	$52
Contingent consideration	4,912	—	—	4,912
Total liabilities measured and recorded at fair value	$4,964	$—	$—	$4,964

Description	December 31, 2018	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,195	$5,195	$—	$—
Total assets measured and recorded at fair value	$5,195	$5,195	$—	$—
Liabilities:
Warrants potentially settleable in cash	$1,013	$—	$—	$1,013
Contingent consideration	4,326	—	—	4,326
Total liabilities measured and recorded at fair value	$5,339	$—	$—	$5,339

The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2019 and 2018. See Note 11 for a reconciliation of the changes in the fair value of the warrant liability for the years ended December 31, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the change in the fair value of the contingent consideration liability for the years ended December 31, 2019 and 2018 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, January 1, 2018	$1,294
Change in the estimated fair value of the contingent consideration	3,032
Contingent consideration, December 31, 2018	$4,326
Change in the estimated fair value of the contingent consideration	586
Contingent consideration, December 31, 2019	$4,912

The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments of a total of up to $32 million based on the achievement of certain development and commercial milestones relating to NPS, of which $2 million has been paid. The remaining $30 million contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules. The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. The change in the estimated fair value of the contingent consideration during the year ended December 31, 2018 reflects an adjusted probability and timeline for the potential approval of NPS associated with the positive interim data in the triple-negative breast cancer cohort from the prospective, randomized, single-blinded, controlled Phase 2b investigator-sponsored clinical trial of trastuzumab (Herceptin®) +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences that was announced on April 2, 2018.

7. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Clinical development	$224	$48
Insurance	200	154
Professional fees	49	56
Other	84	129
Prepaid expenses and other current assets	$557	$387

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Compensation and related benefits	$606	$675
Clinical trial costs	371	858
Professional fees	194	540
Rebates and returns of former commercial products	—	138
Other	—	8
Accrued expenses and other current liabilities	$1,171	$2,219

8. Debt

Senior Secured Debenture

On May 10, 2016, the Company's predecessor company, Galena, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with JGB (Cayman) Newton, Ltd. ("JGB") pursuant to which Galena sold to JGB, at a 6.375% original issue discount, a $25.5 million senior secured debenture (the "Senior Secured Debenture") and warrants to purchase up to 66 shares of the Company's common stock. The maturity date of the Senior Secured Debenture was November 10, 2018, with accrued interest at 9% per year, payable monthly. In addition, on the maturity date of the Senior Secured Debenture (or such earlier date that the principal amount of the Senior Secured Debenture is paid in full by acceleration or otherwise) a fixed amount, which would have been deemed interest under the Senior Secured Debenture, equal to $0.8 million was due and payable to JGB on such date in, at the option of the Company, cash and, subject to the same conditions for the payment of interest, in shares of the Company’s common stock, or a combination of cash and the Company’s common stock.

During the year ended December 31, 2018, JGB redeemed $2.8 million of outstanding principal, which the Company satisfied with 13,190 shares of its common stock and redeemed $0.6 million of outstanding principal, which the Company satisfied with cash. During the year ended December 31, 2018, the Company satisfied $0.1 million of interest with 1,115 shares of its common stock. As a result of the redemptions during 2018, the Company transferred $1.8 million of restricted cash into unrestricted cash and cash equivalents, which was used to fund the Company’s ongoing operations.

In April 2018, JGB commenced a lawsuit against the Company, as described in Note 9. On November 5, 2018, the parties to the lawsuit entered into a settlement agreement, which required, among other things, that JGB make a one-time payment to the Company of $6.6 million, representing the $1.6 million of excess cash removed from the amount in the restricted account from the outstanding principal balance of the Senior Secured Debenture and reimbursement of approximately $5.0 million of legal fees incurred by the Company. The Company recognized a gain on extinguishment of debt of $0.8 million that was previously accrued in long-term debt representing an additional interest payable at maturity as the amount is no longer required to be repaid by the Company. Accordingly, as of December 31, 2018, there was no principal balance and accrued interest outstanding related to the Senior Secured Debenture.

Short-term Convertible Promissory Notes

During the year ended December 31, 2018, the Company issued convertible promissory notes in the principal amount of $1.0 million in exchange for the surrender and cancellation of warrants to purchase 8,253 shares of its common stock pursuant to the February 2017 public offering by Galena. The convertible promissory notes accrued interest at a rate of 5% per year and were convertible into shares of the Company's common stock at a conversion price equal to $350.00. In April 2018, $0.8 million of outstanding principal and accrued interest was converted into 2,372 shares of common stock. In November of 2018, the Company paid the remaining principal and interest of $0.2 million to settle the debt. As of December 31, 2018, there was no principal balance or accrued interest outstanding.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. Legal Proceedings, Commitments and Contingencies

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

On February 13, 2017, certain putative shareholder securities class action complaints were filed in federal court alleging, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the U.S. District Court for the District of New Jersey and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss. On December 20, 2019, the lead plaintiffs filed a Second Amended Consolidates Class Action Complaint. On January 29, 2020, the Company filed a motion to dismiss the amended complaint.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. In June 2018, a derivative complaint was filed in the U.S. District Court for the Northern District of California against the Company’s current and former directors, and the Company as a nominal defendant. The plaintiff in the June 2018 case voluntarily withdrew his complaint from the U.S District Court of the Northern District of California and on August 27, 2018, refiled the complaint in the Court of Chancery of the State of Delaware. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The March 2017, July 2017, and January 2018 lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action. On November 15, 2018, the defendants in the August 2018 lawsuit filed a motion to dismiss the complaint. On November 13, 2019, the motion to dismiss was granted in its entirety by the Court of Chancery of the State of Delaware.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. For additional information on the Company’s commitments under collaboration and license agreements read Note 5 to these consolidated financial statements. For additional information on the Company’s commitments of contingent consideration read Note 5 to these consolidated financial statements.

Commitments

The Company has a non-cancelable operating lease for office space in New York, New York, which began August 1, 2018 with a term through July 31, 2020. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.4 million and a non-current operating lease liability of $0.2 million with a corresponding ROU asset of $0.6 million, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 13%. As of December 31, 2019, the lease has a remaining term of less than 1.0 year.

Rent expense related to the Company's operating lease was approximately $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of December 31, 2019 (in thousands):

Total minimum lease payments, all due in 2020	$224
Less: imputed interest	(7)
Operating lease liability	$217

10. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Series A Convertible Preferred

On March 7, 2018, the Company entered into a securities purchase agreement with investors pursuant to which the Company agreed to sell to the investors, in a private placement pursuant to Rule 4(a)(2) and Regulation S under the Securities Act, an aggregate of 10,700 shares of the Company’s newly-created non-voting Series A Convertible Preferred, and warrants to acquire an aggregate 27,672 shares of the Company’s common stock at an aggregate purchase price of $10.7 million. The Series A Convertible Preferred was initially convertible into 36,896 shares of common stock based on an initial conversion price of $290.00 per share.

At the first closing of the Series A Convertible Preferred on March 9, 2018, the Company issued an aggregate 5,987 shares of Series A Convertible Preferred and warrants to acquire 15,483 shares of common stock for aggregate gross proceeds of $6.0 million. The second closing of the remaining 4,713 shares of the Series A Convertible Preferred and warrants to acquire 12,188 shares of its common stock, for aggregate gross proceeds of $4.7 million, occurred on May 1, 2018 following receipt of stockholder approval.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event of a "qualified offering," as defined in the securities purchase agreement, holders of the Series A Convertible Preferred (the "Series A Holders") had the right to exchange their shares of Series A Convertible Preferred for the same securities sold in a qualified offering on a $1.00 for $1.00 basis based on the stated value of their shares of Series A Convertible Preferred under the most favored nation provision. On July 16, 2018, following consummation of the July 2018 Offering, which was deemed a qualified offering as described below, the Series A Holders exchanged an aggregate of $7,871,186 of stated valued and accrued but unpaid dividends on their Series A Convertible Preferred for an aggregate of 74,963 shares of the Company’s common stock and warrants to purchase an aggregate of 74,963 shares of the Company’s common stock. Following such exchange, there are no shares of Series A Convertible Preferred issued and outstanding. The warrants had an initial exercise price of $105.00 per share and a term of five years. The fair value of the common stock and warrants to purchase shares of common stock exceeded the carrying amount of the Series A Preferred by $8.7 million and that amount is recorded as a deemed dividend in the consolidated statements of operations during the year ended December 31, 2018, as it represents a transfer of value from the common stockholders to the preferred investors. Since the Company does not have accumulated earnings, the deemed dividend is taken from additional paid-in capital. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the year ended December 31, 2018. See Note 11 for further discussion of the warrants related to the Series A Convertible Preferred.

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

On October 29, 2019, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Maxim Group LLC (the "Agent"). From time to time during the term of the Distribution Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $5.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Distribution Agreement will be offered and sold pursuant to the Company's effective registration statement on Form S-3. During the year ended December 31, 2019, the Company sold 524,097 shares of common stock pursuant to the Distribution Agreement for net proceeds of $2.7 million. The Distribution Agreement was terminated on January 9, 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On June 18, 2019, the Company consummated an underwritten public offering (the “June 2019 Offering”) of (i) 527,344 shares of common stock, (ii) 1,472,656 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 2,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $7.50 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represented the right to purchase one share of common stock at an exercise price of $25.00 per share and, commencing July 10, 2019, could be exercised pursuant to the terms thereof on a cashless basis, at the option of the holder, in whole or in part, for one share of common stock, if the weighted average price of the common stock on any trading day immediately prior to the exercise date is lower than the then-applicable exercise price per share. As of December 31, 2019, 1,997,740 of the June 2019 Offering warrants were cashlessly exercised and 2,260 warrants remain outstanding. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $7.495 per pre-funded warrant and common stock warrant. The pre-funded warrants were exercisable immediately, at an exercise price of $0.005 per share. As of December 31, 2019, all of the pre-funded warrants sold in the June 2019 Offering were exercised.

The net proceeds to the Company from the June 2019 Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $13.4 million. See Note 11 for further discussion of the warrants related to the June 2019 Offering.

On July 16, 2018, the Company completed the July 2018 Offering, issuing 136,900 shares of common stock and 93,500 pre-funded warrants exercisable for shares of common stock and accompanying common stock warrants to purchase an aggregate of 230,400 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $105.00 per share and accompanying common stock warrant. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $104.995 per pre-funded warrant and common stock warrant. Each accompanying common stock warrant sold with the shares of common stock and pre-funded warrants represents the right to purchase one share of the Company’s common stock at an exercise price of $105.00 per share. The common stock warrants are exercisable immediately and will expire on July 16, 2023, five years from the date of issuance. The pre-funded warrants are exercisable immediately, have an exercise price of $0.005 per share, and will expire on July 16, 2023, five years from the date of issuance. The net proceeds to the Company from the July 2018 Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $21.6 million.

Shares of common stock reserved for future issuance are as follows (in thousands):

December 31, 2019
Warrants outstanding	302
Stock options outstanding	22
Options reserved for future issuance under the Company’s 2019 Equity Incentive Plan	203
Shares reserved for future issuance under the Employee Stock Purchase Plan	5
Total shares of common stock reserved for future issuance	532

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Warrants to Acquire Shares of Common Stock

July 2019 Investor Agreements

On July 8, 2019, the Company entered into a series of Investor Agreements (collectively, the "Investor Agreements") with certain purchasers of securities (each an "Investor") in connection with the June 2019 Offering. In connection with the Investor Agreements, the parties thereto agreed to, among other things, (i) amend the expiration date of those certain leak-out agreements previously entered into with certain Investors in connection with the June 2019 Offering from August 2, 2019 to August 15, 2019, (ii) amend the warrants issued to such Investors in connection with the June 2019 Offering such that they became cashlessly exercisable pursuant to the terms thereof on July 10, 2019 (the "Warrant Amendment"), and (iii) amend the warrant agreement entered into with Computershare Trust Company, N.A. on June 18, 2019 to reflect the terms of the Warrant Amendment. The reduced exercise price from $25.00 to $0.00 resulted in the Company recognizing a $7.3 million deemed dividend, during the year ended December 31, 2019, increasing net less loss attributable to common stockholders and additional paid-in capital.

Warrants Issued in 2018

On July 16, 2018, the Company issued the 2018 Warrants to purchase up to an aggregate of 230,400 shares of common stock, with an exercise price per share of $105.00. The 2018 Warrants were immediately exercisable and expire on July 16, 2023.

Pursuant to the terms of certain warrants issued in connection with previously outstanding Series A Convertible Preferred sold in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted to $105.00 per share from the original exercise price of $329.50 per share. The Company recognized the $0.5 million increase to the fair value of the warrant liability as a result of the adjusted stock price as a deemed dividend in the consolidated statements of operations during the year ended December 31, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the year ended December 31, 2018.

On March 6, 2019, the Company entered into the Exercise Agreement with one of the holders of the 2018 Warrants. Pursuant to the Exercise Agreement, such warrant holder agreed to exercise for cash up to 76,000 of the 2018 Warrants for shares of common stock at an adjusted exercise price of $55.00 per share for any 2018 Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the 2018 Warrants held by the warrant holder, the Exercise Agreement also provided for the issuance of the New Warrants to purchase up to an aggregate of approximately 76,000 shares of common stock at an exercise price of $70.00 per share to be issued on a share-for-share basis in an amount equal to the number of the 2018 Warrants that were cash exercised by the warrant holder prior to May 31, 2019. The New Warrants expire five years from the date of issuance. During the year ended December 31, 2019, the warrant holder exercised approximately 63,000 of the 2018 Warrants for gross proceeds to the Company of $3.5 million and approximately 63,000 New Warrants were issued. The reduced exercise price of the 63,000 2018 Warrants exercised by the warrant holder increased the fair value of these Existing Warrants by approximately $0.3 million during the year ended December 31, 2019, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and in additional paid-in capital. The Exercise Agreement expired on May 31, 2019.

Pursuant to the terms of certain warrants issued in connection with previously outstanding Series A Convertible Preferred sold in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted on March 6, 2019 to $55.00 per share from the previous exercise price of $105.00 per share as a result of the Company's entry into the Exercise Agreement. The Company recognized the $0.2 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the year ended December 31, 2019.

Additionally, the Company agreed to seek the approval of The Nasdaq Stock Market, by November 8, 2019, to reduce the exercise price to $7.50 per share (subject to adjustment for stock splits and the like) of the New Warrants. Prior to November 8, 2019, the Company requested such approval from The Nasdaq Stock Market. On January 2, 2020, the Company amended the New Warrants to provide for an exercise of $7.50 per share (subject to adjustment for stock splits and the like).

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the June 2019 Offering, the Company reduced the exercise price of the 2018 Warrants to $7.50 per share from the previous exercise price of $105.00 per share. The reduced exercise price of the 2018 Warrants increased the value of fair value of the 2018 Warrants by approximately $0.8 million and is recorded as a deemed dividend increasing net loss attributable to common stockholders and additional paid-in-capital during the year ended December 31, 2019.

Pursuant to the terms of certain liability-classified warrants issued in connection with our previously outstanding Series A Convertible Preferred stock in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted on June 18, 2019 to $7.50 per share from the previous exercise price of $55.00 per share. The Company recognized the $0.1 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the year ended December 31, 2019.

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2019 (in thousands):

Warrant Issuance	Outstanding, December 31, 2018	Granted	Exercised	Canceled/Expired	Outstanding, December 31, 2019	Expiration
June 2019 Offering	—	2,000	(1,998)	—	2	June 2024
Pre-funded June 2019 Offering	—	1,473	(1,473)	—	—	June 2024
March 2019 Exercise Agreement	—	63	—	—	63	March 2024
July 2018 Offering	305	—	(97)	—	208	July 2025
Pre-funded July 2018 Offering	13	—	(13)	—	—	July 2023
Series A Convertible Preferred	28	—	(9)	—	19	September 2023
2017 Equilibria	6	—	—	—	6	December 2022
Galena February 2017	1	—	—	—	1	February 2022
Galena Other	3	—	—	—	3	January 2022
	356	3,536	(3,590)	—	302

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2018 (in thousands):

Warrant Issuance	Outstanding, January 1, 2018	Granted	Exercised	Canceled/Expired	Outstanding, December 31, 2018	Expiration
July 2018 Offering	—	305	—	—	305	July 2025
Pre-funded July 2018 Offering	—	94	(81)	—	13	July 2023
Series A Convertible Preferred	—	28	—	—	28	September 2023
2017 Equilibria	6	—	—	—	6	December 2022
Galena February 2017	12	—	—	(11)	1	February 2022
Galena Other	3	—	—	—	3	January 2022
	21	427	(81)	(11)	356

Warrants to acquire shares of common stock consist of warrants that may require the Company to settle in cash, which are liability-classified warrants, and equity-classified warrants.

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as a change in fair value of warrant liability. The fair value of the warrants is estimated using a Black-Scholes pricing model with the following inputs:

As of December 31, 2019

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	3.75	112.84%	1.64%
Galena February 2017	1	$1,650.00	2.12	114.91%	1.64%
Galena Other	3	$41,494.00	1.43	114.91%	1.64%

As of December 31, 2018
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	28	$105.00	4.76	88.80%	2.50%
Galena February 2017	1	$1,650.00	3.12	94.12%	2.46%
Galena Other	3	$41,494.00	2.43	94.73%	2.46%

The expected volatility assumptions are based on the Company's implied volatility in combination with the implied volatilities of similar publicly traded entities. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the time of valuation. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends on its shares of common stock.

The changes in fair value of the warrant liability for the year ended December 31, 2019 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2018	Fair value of warrants granted	Fair value of warrants exercised	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, December 31, 2019
Series A Convertible Preferred	$1,010	$—	$(68)	$243	$(1,133)	$52
Galena February 2017	3	—	—	—	(3)	—
	$1,013	$—	$(68)	$243	$(1,136)	$52

Warrants Classified as Equity

The Company issued warrants to acquire 6,323 shares of the its common stock at an exercise price of $371.00 per share, maturing five years from issuance, to EQC Private Markets SAC Fund Ltd-EQC Biotech Sely I Fund on December 29, 2017.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the June 2019 Offering and the July 2018 Offering were recorded in equity upon issuance. During its evaluation of equity classification for the pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued in the June 2019 Offering, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. In addition, the Company determined that the down round feature in the warrants to acquire shares of common stock issued in the June 2019 Offering did not preclude equity classification. As described in Note 3, on January 1, 2019, the Company adopted ASU No. 2017-11, which changed the classification of certain equity-linked financial instruments (or embedded features) with down round features. A down round feature no longer precludes equity classification, therefore a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.

12. Stock-Based Compensation

Share and per share amounts below have been retroactively adjusted to reflect the exchange ratio and reverse stock split described in Note 3.

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

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for issuance of up to (i) 200,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate plus (ii) any shares of common stock that are represented by awards granted under the Company’s 2017 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 10, 2019. As of December 31, 2019, an aggregate of 2,684 shares of common stock under the 2017 Equity Incentive Plan were forfeited back to the Company subsequent to September 10, 2019 and are available for future issuance.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of December 31, 2019, 202,684 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan. The number of shares reserved for issuance under the 2019 Equity Incentive Plan was automatically increased to 456,689 on January 1, 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$—	$77
General and administrative	573	318
Total stock-based compensation	$573	$395

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards and the following assumptions were used for stock options granted during the years ended December 31, 2019 and 2018, respectively:

	Years Ended December 31,
	2019	2018
Risk free interest rate	2.49%	2.73%
Volatility	96.57%	80.83%
Expected lives (years)	6.15	6.20
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $54.00 and $186.50, respectively.

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

As of December 31, 2019, there was $1.0 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.36 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes stock option activity of the Company for the years ended December 31, 2019 and 2018, respectively:

	Total Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2018	—	$—		$—
Granted	9,650	261.96
Canceled	(2,000)	264.77
Outstanding at December 31, 2018	7,650	$261.09	9.22	$—
Granted	18,800	69.00
Canceled	(4,930)	175.86
Outstanding at December 31, 2019	21,520	$112.81	8.98	—
Vested and exercisable at December 31, 2019	1,906	$261.03	8.26	$—

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2019 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2019 of $4.30 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Time-Based and Performance-Based Conditions

The Company granted restricted stock units ("RSUs") subject to both time-based and performance-based vesting conditions to certain of its employees and non-employees pursuant to the 2016 Incentive Plan. These RSUs vest based on both (i) continued service either over a three-year measurement period or at the end of the required service period and (ii) the achievement of a liquidity event. The initial vesting date for these RSUs was February 27, 2018. The liquidity event, as defined in the relevant RSU grant agreements, will be satisfied upon the earlier of either: (a) change of control or (b) a qualified public offering. During the year ended December 31, 2019, approximately 230 shares of common stock were issued in connection upon the vesting of RSUs. As of December 31, 2019, there were no RSUs outstanding under any of the Company's incentive plans.

2017 Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. On each offering date, each eligible employee, pursuant to an offering made under the ESPP, will be granted a right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designated by the Board of Directors, but in either case not exceeding fifteen percent (15%) of such employee’s earnings (as defined by the Board of Directors in each offering) during the period that begins on the offering date (or such later date as the Board of Directors determines for a particular offering) and ends on the date stated in the offering, which date will be no later than the end of the offering. As of December 31, 2019, the Board of Directors has not established the various parameters under the ESPP and no shares have been delivered under the ESPP. There are approximately 5,300 shares of common stock reserved for issuance under the ESPP, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 3,000 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13. Income Taxes

The loss before income taxes is as follows (in thousands):

	As of December 31,
	2019	2018
U.S.	$(8,477)	$(17,179)
Non - U.S.	(10,895)	(11,869)
	$(19,372)	$(29,048)

The components of federal and state income tax expense (benefit) are as follows (in thousands):

	As of December 31,
	2019	2018
Current
Federal	$—	$(106)
State	14	45
Total current	14	(61)
Deferred expense
Federal	(117)	(747)
State	22	(570)
Total deferred	(95)	(1,317)
Total income tax expense (benefit)	$(81)	$(1,378)

The components of net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
Net operating loss carryforwards	$6,720	$4,464
Tax credit carryforwards	—	134
Stock-based compensation	2,059	2,223
Licensing deduction deferral	5,139	5,961
Lease liability	47	—
Other	27	56
Gross deferred tax assets	13,992	12,838
Valuation allowance	(12,987)	(11,410)
Net deferred tax asset	$1,005	$1,428

The components of net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
In-process research and development not subject to future amortization for tax purposes	$1,220	$1,785
Right of use asset	$47	$—
Gross deferred tax liability	$1,267	$1,785

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
Net deferred tax asset	$1,005	$1,428
Gross deferred tax liability	1,267	1,785
Net deferred tax liability	$262	$357

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows:

	As of December 31,
	2019	2018
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	(1.1)%	(1.0)%
Foreign rate differential	11.8%	8.6%
Permanent differences	1.1%	1.8%
Tax rate change and true-up	—%	(13.9)%
Fair value change warrants	(6.5)%	0.5%
Contingent consideration	4.5%	(3.8)%
Other	0.8%	0.1%
Valuation allowance	9.9%	23.5%
Tax credits	—%	0.5%
Effective income tax rate	(0.5)%	(4.7)%

At December 31, 2019, the Company had domestic federal and state net operating loss carryforwards of approximately $29.7 million and $6.0 million, respectively, available to reduce future taxable income, which expire beginning in 2027. The income tax benefit for the year ended December 31, 2019 and 2018 relates to both the indefinite lived deferred tax liabilities.
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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In assessing the need for a valuation allowance the Company may utilize indefinite-lived deferred tax liabilities from an indefinite-lived intangible asset as a future source of income. The Company’s IPR&D, as recorded in acquisition accounting, can be utilized as a source of income arising from the future reversal of temporary difference that can be offset against post 2017 indefinite-lived NOLs. Therefore, the Company is permitted to offset the indefinite-lived deferred tax liability up to the 80 percent limitation for NOL’s generated subsequent to January 1, 2018. The valuation allowance increased by $1.6 million for the year ended December 31, 2019 as a result of the impairment of one of the Company's indefinite-lived intangible assets.
The Company files income tax returns in the United States and various state jurisdictions. The Company is subject to tax examinations for the 2016 tax year and beyond. The Company does not recognize tax benefits that are not more-likely-than-not to be supported based upon the technical merits of the tax position taken. In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

The following table indicates the changes to the Company’s unrecognized tax benefits (in thousands):

	As of December 31,
	2019	2018
Beginning of the Year - unrecognized tax benefits	$55	$72
Increase/(Decrease) - prior year tax positions	(55)	(17)
End of the Year - unrecognized tax benefits	$—	$55

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $55,000 as of December 31, 2018. As of December 31, 2019, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.
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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. Employee Benefit Plan

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $38,000 for the year ended December 31, 2019. There were no matching contributions made during the year ended December 31, 2018. These amounts were charged to the statement of operations. The employer contributions vest immediately.

15. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2019 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors named therein (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock (the “Pre-Funded Warrants”) at an offering price of $3.9725 per pre-funded warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. The net proceeds to the Company from the January 2020 Registered Offering, after deducting the placement agent fee and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $5.9 million.

On January 9 2020, in a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable and will expire five and one-half years from the issuance date.

Subsequent to December 31, 2019, all 448,800 pre-funded warrants exercisable for shares of common stock issued in the January 2020 Registered Offering were exercised at an exercise price of $0.01 per share.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance and Corporate Controller, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 11. EXCUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 7, 2017, by and among the Registrant, Galena Bermuda Merger Sub, Ltd., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc. and SELLAS Life Sciences Group Ltd, as amended (included as Annex A to the proxy statement/prospectus/consent solicitation statement)	8-K	2.1	August 8, 2017
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	March 12, 2018
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 6, 2019
3.4	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1*	Form of Common Stock Certificate	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012	10-K	10.2	March 28, 2012
4.4	Registration Rights Agreement dated May 10, 2016 between the Registrant and Purchasers	10-Q	10.3	May 10, 2016
4.5	Series A Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd. dated May 10, 2016	10-Q	4.2	May 10, 2016
4.6	Series B Common Stock Purchase Warrant assigned to JGB (Cayman) Newton Ltd. dated May 10, 2016	10-Q	4.3	May 10, 2016
4.7	Subsidiary Guarantee dated May 10, 2016 between the Registrant and JGB Collateral LLC	10-Q	10.2	May 10, 2016
4.8	Security Agreement dated May 10, 2016 between the Registrant and JGB Collateral LLC	10-Q	10.4	May 10, 2016
4.9	Amended and Restated 9% Original Issue Discount Senior Secured Debenture Due November 10, 2018, issued to JGB (Cayman) Newton Ltd. as of August 22, 2016	8-K	4.1	August 23, 2016
4.10	Amendment Agreement, dated as of July 10, 2017, by and between JGB Cayman (Newton) Ltd. and the Registrant with respect to the 9% Original Issue Discount Senior Secured Convertible Debenture in the Original Issue Amount of $25,350,000 Issued and Sold to JGB Cayman (Newton) Ltd. by the Registrant	8-K	4.1	July 11, 2017
4.11	Consent, dated as of August 7, 2017, made by JGB (Cayman) Newton Ltd., in favor of the Registrant	8-K	10.3	August 8, 2017
4.12	Form of warrants granted on May 8, 2013 under the Loan and Security Agreement	10-Q	10.7	May 9, 2013
4.13	Form of Warrant Agreement by and among the Registrant, Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	September 18, 2013
4.14	Warrant Agreement, dated as of March 18, 2015, by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.	10-Q	4.1	August 6, 2015

Exhibit Number	Description	Form	Exhibit	Filing Date
4.15	Form of Warrant Agreement by and among the Registrant, Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	January 7, 2016
4.16	Form of Warrant, issued by the Registrant to the Investors on July 13, 2016	8-K	4.1	July 8, 2016
4.17	Form of Warrant Agreement, including the Form of Warrant, issued by the Registrant to the Investors on February 13, 2017	8-K	4.1	February 10, 2017
4.23	Warrant issued to EQC Private Markets SAC Fund Ltd – EQC Biotech Sely I Fund	8-K	10.5	January 5, 2018
4.18	Warrant Exchange Agreement by and between the Registrant and CVI Investments, Inc., dated February 6, 2018	10-K	10.73	April 13, 2018
4.19	Promissory Note by and between the Registrant and CVI Investments, Inc., dated February 6, 2018	10-K	10.74	April 13, 2018
4.20	Warrant Exchange Agreement by and between the Registrant and Anson Investments Master Fund LP, dated February 7, 2018	10-K	10.75	April 13, 2018
4.21	Warrant Exchange Agreement by and between the Registrant, Sabby Healthcare Master Fund Ltd and Sabby Volatility Warrant Master Fund Ltd, dated February 8, 2018	10-K	10.76	April 13, 2018
4.22	Warrant Exchange Agreement by and between the Registrant and Hudson Bay Master Fund Agreement, dated February 9, 2018	10-K	10.77	April 13, 2018
4.23	Promissory Note by and between the Registrant and Hudson Bay Master Fund Agreement, dated February 9, 2018	10-K	10.78	April 13, 2018
4.24	Warrant Exchange Agreement by and between the Registrant and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, dated February 13, 2018	10-K	10.79	April 13, 2018
4.25	Promissory Note by and between the Registrant and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, dated February 13, 2018	10-K	10.80	April 13, 2018
4.26	Warrant Exchange Agreement by and between the Registrant and Lincoln Park Capital LLC, dated February 14, 2018	10-K	10.81	April 13, 2018
4.27	Warrant Exchange Agreement by and between the Registrant and Empery Asset Master, Ltd., dated February 21, 2018	10-K	10.82	April 13, 2018
4.28	Warrant Exchange Agreement by and between the Registrant and Empery Tax Efficient, LP, dated February 21, 2018	10-K	10.83	April 13, 2018
4.29	Warrant Exchange Agreement by and between the Registrant and Empery Tax Efficient II, LP, dated February 21, 2018	10-K	10.84	April 13, 2018
4.30	Promissory Note by and between the Registrant and Empery Asset Master, Ltd., dated February 21, 2018	10-K	10.85	April 13, 2018
4.31	Promissory Note by and between the Registrant and Empery Tax Efficient, LP, dated February 21, 2018	10-K	10.86	April 13, 2018
4.32	Promissory Note by and between the Registrant and Empery Tax Efficient II, LP, dated February 21, 2018	10-K	10.87	April 13, 2018
4.33	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
4.34	Amendment to Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.2	July 9, 2019
4.35	Form of Pre-funded Warrant in connection with July 2018 public offering	8-K	10.2	July 18, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
4.36	Form of Warrant issued in exchange of Series A Preferred Stock in connection with July 2018 public offering	8-K	10.3	July 18, 2018
4.37	Warrant Exchange Agreement by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018 (including as Exhibit A thereto, that certain Convertible Promissory Note by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018)	8-K	10.1	June 1, 2018
4.38	Form of New Warrant issued in connection with Warrant Exercise Agreement dated March 6, 2019	8-K	4.1	March 6, 2019
4.39	Warrant Agreement, including form of accompanying Common Warrant as Exhibit B thereto, dated as of June 18, 2019, among the Registrant, Computershare Inc., and Computershare Trust Company N.A.	8-K	10.1	June 18, 2019
4.40	Form of Pre-Funded Warrant in connection with June 2019 public offering	8-K	10.2	June 18, 2019
4.41	Description of Securities
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	10.1	March 12, 2018
10.1*	The Registrant’s 2016 Incentive Plan effective as of July 14, 2016	8-K	10.3	August 22, 2016
10.2*	Form Incentive Stock Option granted under the Registrant’s 2016 Incentive Plan	10-Q	10.1	August 8, 2015
10.3*	Form Nonstatutory Stock Option granted under the Registrant’s 2016 Incentive Plan	10-Q	10.2	August 8, 2015
10.4*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1	S-4/A	10.61	October 30, 2017
10.5*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1	S-4/A	10.63	October 30, 2017
10.6*	2017 Equity Incentive Plan of the Registrant	8-K	10.10	January 5, 2018
10.7*	2017 Employee Stock Purchase Plan of the Registrant	8-K	10.11	January 5, 2018
10.8*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.9*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.10*	Employment Agreement by and between SELLAS Life Sciences Group AG and Angelos Stergiou, effective September 1, 2016	S-4/A	10.53	October 30, 2017
10.11*	Employment Agreement by and between SELLAS Life Sciences Group AG and Gregory Torre, effective September 1, 2016	S-4/A	10.54	October 30, 2017
10.12*	Employment Agreement by and between SELLAS Life Sciences Group AG and Nicholas Sarlis, effective September 19, 2016	S-4/A	10.55	October 30, 2017
10.13*	Employment Agreement by and between SELLAS Life Sciences Group Ltd and Aleksey Krylov, dated October 24, 2017	S-4/A	10.56	October 30, 2017
10.14*	Retention Agreement Letter by and between SELLAS Life Sciences Group Ltd and Gregory Torre, dated July 31, 2017	S-4/A	10.57	October 30, 2017
10.15*	Retention Agreement Letter by and between SELLAS Life Sciences Group Ltd and Nicholas Sarlis, dated August 2, 2017	S-4/A	10.58	October 30, 2017
10.16*	Letter Employment Agreement by and between SELLAS Life Sciences Group, Inc. and Barbara Wood, dated March 14, 2018	8-K	10.1	March 19, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
10.17+	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.1	August 15, 2011
10.18	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.2	August 15, 2011
10.19	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.3	August 15, 2011
10.20	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.4	August 15, 2011
10.21+	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.5	August 15, 2011
10.22+	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.6	August 15, 2011
10.23	Scientific Advisory Agreement between the Registrant (formerly Galena Biopharma, Inc.) and George E. Peoples, Ph.D., dated April 13, 2011	10-Q	10.10	August 15, 2011
10.24+	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Registrant (formerly Galena Biopharma, Inc.) and its wholly owned subsidiary, Apthera, Inc.	10-Q	10.12	August 15, 2011
10.25+	Exclusive License Agreement, dated as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., The Board of Regents of the University of Texas System, The University of Texas M. D. Anderson Cancer Center and the Registrant (formerly Galena Biopharma, Inc.)	8-K	10.1	September 21, 2011
10.26+	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.	10-K	10.45	March 28, 2012
10.27	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and the Registrant	10-K	10.46	March 28, 2012
10.28+	License and Supply Agreement, effective December 3, 2012, by and between the Registrant and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals	10-K	10.43	March 12, 2013

Exhibit Number	Description	Form	Exhibit	Filing Date
10.29+	License and Development Agreement, dated January 13, 2014, between the Registrant and Dr. Reddy’s Laboratories, Ltd.	10-K	10.36	March 17, 2014
10.30+	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.	10-K	10.37	March 17, 2014
10.31	Amendment of the Exclusive License Agreement by and between Mills Pharmaceuticals, LLC and BioVascular, Inc.	8-K	10.1	September 11, 2017
10.32	License Agreement by and between SELLAS Life Sciences, Inc. and Madison Avenue Suites LLC, dated March 20, 2017	S-4/A	10.64	October 30, 2017
10.33+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017	S-4/A	10.65	October 30, 2017
10.34	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	8-K	10.8	January 5, 2018
10.35	License Agreement made as of May 19, 2018 by and between the Registrant and 38th Street Suites LLC	8-K	10.1	May 24, 2018
10.36	Surrender Agreement made as of May 19, 2018 by and between the Registrant and Madison Avenue Suites LLC	8-K	10.2	May 24, 2018
10.37	Settlement Agreement between SELLAS Life Sciences Group, Inc. and individual named defendants, on the one hand, and JGB (Cayman) Newton, Ltd., JGB Collateral LLC, JGB Capital Offshore Ltd., JGB Partners L.P., and JGB Capital L.P., on the other hand, dated as of November 5, 2018	8-K	10.1	November 9, 2018
10.38	Securities Purchase Agreement dated May 10, 2016 between the Registrant and Purchasers	10-Q	10.1	May 10, 2016
10.39	Amendment Agreement between the Registrant and JGB (Cayman) Newton Ltd. dated August 22, 2016.	8-K	10-1	August 23, 2016
10.40	Waiver dated December 14, 2016 to the Securities Purchase Agreement, dated as of May 10, 2016, by and between Registrant and JGB (Cayman) Newton Ltd.	8-K	10.3	February 7, 2017
10.41	Waiver dated April 1, 2017 to the Securities Purchase Agreement dated as of May 10, 2016 by and between the Registrant and JGB (Cayman) Newton Ltd.	8-K	10.1	April 3, 2017
10.42	Form of Voting Agreement by and between the Registrant and its named executive officers, Board of Directors and certain stockholders	8-K	10.2	March 12, 2018
10.43	Form of Warrant issued pursuant to that certain Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	4.1	March 12, 2018
10.44	Form of Warrant Exercise Agreement dated March 6, 2019	8-K	10.1	March 6, 2019
10.45	Amendment Agreement dated May 1, 2017 between the Registrant and JGB (Cayman) Newton Ltd.	8-K	10.1	May 2, 2017
10.46	Equity Distribution Agreement dated October 29, 2019, between the Registrant and Maxim Group LLC	8-K	10.1	October 31, 2019
10.47	Form of Investor Agreement	8-K	10.1	July 9, 2019
10.48	Form of Stock Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan.
10.49	Form of Restricted Stock Unit Grant and Agreement under the 2019 Equity Incentive Plan.
14.1	Code of Business Conduct and Ethics	8-K	14.1	January 5, 2018
21.1	Subsidiaries of the Registrant	10-K	21.1	April 13, 2018
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description	Form	Exhibit	Filing Date
24.1	Powers of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
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

SELLAS Life Sciences Group, Inc.

Date: March 13, 2020	By:	/s/ Angelos M. Stergiou

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

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 13, 2020
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Vice President, Finance and Corporate Controller (Interim Principal Accounting Officer)	March 13, 2020
John T. Burns, CPA

/s/ Jane Wasman	Chair of the Board of Directors	March 13, 2020
Jane Wasman

/s/ David Scheinberg	Director	March 13, 2020
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 13, 2020
Robert Van Nostrand

/s/ John Varian	Director	March 13, 2020
John Varian