Form 10-Q
period 2020-03-31
SELLAS Life Sciences Group, Inc.
filed 2020-05-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of May 14, 2020, SELLAS Life Sciences Group, Inc. had outstanding 6,717,900 shares of common stock.

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-fifty reverse stock split of our shares of common stock effected on November 7, 2019. See Note 3 under our consolidated financial statements for further information.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2020

The names “SELLAS Life Sciences Group, Inc.,” “SELLAS,” the SELLAS logo, and other trademarks or service marks of SELLAS Life Sciences Group, Inc. appearing in this Quarterly Report on Form 10-Q are the property of SELLAS Life Sciences Group, Inc. Other trademarks, service marks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend the use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of or by either of, these other companies.
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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. In addition, while the Company expects the COVID-19 pandemic to have an impact on its business operations and financial results, the extent of the impact on the Company’s clinical development and regulatory efforts, its corporate development objectives, its financial position and the value of and market for its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("SEC") on March 13, 2020 ("2019 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$6,746	$7,277
Restricted cash and cash equivalents	100	100
Stock subscription receivable	—	308
Prepaid expenses and other current assets	1,944	557
Total current assets	8,790	8,242
Operating lease right-of-use asset	123	217
In-process research and development	5,700	5,700
Goodwill	1,914	1,914
Deposits and other assets	499	536
Total assets	$17,026	$16,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,624	$3,902
Accrued expenses and other current liabilities	888	1,171
Operating lease liability	123	217
Total current liabilities	3,635	5,290
Deferred tax liability	262	262
Warrant liability	17	52
Contingent consideration	5,050	4,912
Total liabilities	8,964	10,516
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 6,717,900 and 5,080,100 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	7	5
Additional paid-in capital	113,345	107,235
Accumulated deficit	(105,290)	(101,147)
Total stockholders’ equity	8,062	6,093
Total liabilities and stockholders’ equity	$17,026	$16,609

See accompanying notes to unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$1,864	$1,859
General and administrative	2,200	2,500
Total operating expenses and operating loss	(4,064)	(4,359)
Non-operating income (expense):
Change in fair value of warrant liability	35	195
Change in fair value of contingent consideration	(138)	(387)
Interest income (expense), net	24	14
Total non-operating income (expense), net	(79)	(178)
Net loss	(4,143)	(4,537)
Deemed dividend arising from warrant modifications	(78)	(439)
Net loss attributable to common stockholders	$(4,221)	$(4,976)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.66)	$(11.12)
Weighted-average common shares outstanding, basic and diluted	6,374,979	447,362
See accompanying notes to unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,080,100	$5	$107,235	$(101,147)	$6,093
Issuance of common stock and common stock warrants, net of issuance costs	—	—	1,189,000	1	5,962	—	5,963
Issuance of common stock upon exercise of pre-funded warrants	—	—	448,800	1	3	—	4
Stock-based compensation	—	—	—	—	145	—	145
Net loss	—	—	—	—	—	(4,143)	(4,143)
Balance at March 31, 2020	—	$—	6,717,900	$7	$113,345	$(105,290)	$8,062

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	440,529	$1	$87,099	$(81,855)	$5,245
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(173)	—	(173)
Issuance of common stock upon exercise of warrants	—	—	43,000	—	2,230	—	2,230
Stock-based compensation	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	(4,537)	(4,537)
Balance at March 31, 2019	—	$—	483,529	$1	$89,341	$(86,392)	$2,950

See accompanying notes to unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,143)	$(4,537)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	145	185
Change in fair value of common stock warrants	(35)	(195)
Change in fair value of contingent consideration	138	387
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,350)	(302)
Accounts payable	(1,303)	883
Accrued expenses and other current liabilities	(283)	(1,412)
Net cash used in operating activities	(6,831)	(4,991)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,988	—
Collection of stock subscription receivable	308	—
Net proceeds from exercise of warrants	4	2,230
Net cash provided by financing activities	6,300	2,230
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(531)	(2,761)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	7,377	5,451
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$6,846	$2,690

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$24	$14
Supplemental disclosure of non-cash investing and financing activities:
Operating right of use asset and current and non-current liability	$123	$—
Impact of anti-dilution protection on liability-classified warrants	$—	$173
Offering expenses in accounts payable and accrued expenses and other current liabilities	$25	$—
See accompanying notes to unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company" or "SELLAS") is a late-stage clinical biopharmaceutical company focused on novel cancer immunotherapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is licensed from Memorial Sloan Kettering Cancer Center and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination to address a broad spectrum of hematologic malignancies and solid tumor indications. In January 2020, the Company commenced a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission. SELLAS’ second product candidate, nelipepimut-S ("NPS"), is a HER2-directed cancer immunotherapy with potential for the treatment of patients with early stage breast cancer with low to intermediate HER2 expression, otherwise known as HER2 1+ or 2+, which includes triple negative breast cancer patients, following standard of care.

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

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals worldwide. While the Company's current business and operations have not been materially impacted by the coronavirus pandemic, the extent to which the Company's business and operations could be impacted throughout the remainder of 2020 will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the re-emergence of a second outbreak in the fall or winter, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact the Company's clinical trial operations and could have an adverse impact on the Company's business and the Company's financial results. The Company will continue to monitor the situation closely, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company's financial statements or operations.

2. Liquidity

The Company has not generated any revenues, including from product sales, and has funded operations primarily from the proceeds of sales of its equity interests and convertible notes. Additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful and the Company cannot be certain at this time of the impact of the COVID-19 pandemic on its ability to raise additional capital.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors named therein (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock (the “Pre-Funded Warrants”) at an offering price of $3.9725 per Pre-Funded Warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable and will expire five and one-half years from the issuance date. The net proceeds to the Company from the January 2020 Registered Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $6.0 million.

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

The Company has evaluated the guidance of Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year from the date its financial statements are available to be issued. The Company has prepared its consolidated financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or the failure of any of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As of March 31, 2020, the Company had cash and cash equivalents of approximately $6.7 million, and restricted cash and cash equivalents of $0.1 million. The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $105.3 million as of March 31, 2020. In addition, the Company had current liabilities of $3.6 million as of March 31, 2020. The Company expects its cash and cash equivalents as of March 31, 2020 will enable the Company to fund its operating expenses and capital expenditure requirements through the end of 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

3. Basis of Presentation and Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's 2019 Annual Report have not materially changed, except as set forth below.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and its wholly owned subsidiaries, Private SELLAS, SLSG Limited, LLC, Sellas Life Sciences Limited, and Apthera, Inc. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2019 Annual Report. The accompanying consolidated financial statements at March 31, 2020 and for the three months ended March 31, 2020 and 2019, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2019 have been derived from the audited financial statements as of that date.

Reverse Stock Split

On November 6, 2019, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1 - for - 50 reverse stock split of the Company's outstanding shares of common stock, which became effective on November 7, 2019. The shares of common stock underlying the Company's outstanding options and warrants were also proportionately adjusted for the reverse stock split. In addition, the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans were proportionately adjusted for the reverse stock split. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at November 8, 2019 from 227,800,147 to 4,549,208, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Restricted Stock Units with Performance and Service Conditions

During the three months ended March 31, 2020, the Board of Directors granted restricted stock units ("RSUs") to certain employees that vest based on performance and service conditions. The fair values of the RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense is recognized for the number of RSUs expected to be earned, provided the requisite service period has been rendered, after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance criteria are not met or are not expected to be met, any compensation expense previously recognized to date associated with the RSUs will be reversed.

Net Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Common stock warrants	1,120	354
Stock options	194	27
RSUs	170	—
	1,484	381

Recent Accounting Pronouncements Adopted

In August 2018, FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13 modifies, adds and removes certain specific disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company's disclosures. For the new disclosure regarding our Level 3 instruments, please read Note 4 to these consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Accounting ("ASU No. 2018-07"), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. ASU No. 2018-07 supersedes ASC 505-50 and expands the scope of ASC 718, Compensation - Stock Compensation (Topic 718) ("ASC 718"), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU No. 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company's consolidated financial statements and related disclosure.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	March 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6,304	$6,304	$—	$—
Total assets measured and recorded at fair value	$6,304	$6,304	$—	$—
Liabilities:
Warrant liability	$17	$—	$—	$17
Contingent consideration	5,050	—	—	5,050
Total liabilities measured and recorded at fair value	$5,067	$—	$—	$5,067

Description	December 31, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,027	$7,027	$—	$—
Total assets measured and recorded at fair value	$7,027	$7,027	$—	$—
Liabilities:
Warrant liability	$52	$—	$—	$52
Contingent consideration	4,912	—	—	4,912
Total liabilities measured and recorded at fair value	$4,964	$—	$—	$4,964

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2020 or the year ended December 31, 2019. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the three months ended March 31, 2020.

A reconciliation of the change in the fair value of the contingent consideration liability for the three months ended March 31, 2020 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2019	$4,912
Change in the estimated fair value of the contingent consideration	138
Contingent consideration, March 31, 2020	$5,050

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena's acquisition of Apthera, Inc. in 2011 and the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to the Company’s nelipepimut-S ("NPS") product candidate, of which $2.0 million has been paid to date. The remaining contingent consideration of up to $30.0 million is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval from its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules.

The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. Changes in fair value reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time. As of March 31, 2020, estimated future contingent milestone payments related to the Company's business range from zero if no milestone events are achieved, to a maximum of $30.0 million if all development and commercial milestones are reached. As of March 31, 2020, resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 11.8% for development milestones and cost of debt of 3.6% for the commercial milestones. The Company estimates the timing of achievement of these development milestones to range from five to eight years as of March 31, 2020.

5. Balance Sheet Accounts

Prepaid expenses and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Insurance	$1,239	$200
Clinical development	492	224
Professional services	129	49
Other	84	84
Prepaid expenses and other current assets	$1,944	$557

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Clinical trial costs	$519	$371
Compensation and related benefits	235	606
Professional fees	134	194
Accrued expenses and other current liabilities	$888	$1,171

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

6. Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office space in New York, New York, which began August 1, 2018 with a term through July 31, 2020. The Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.4 million and a non-current operating lease liability of $0.2 million with a corresponding right of use asset ("ROU") of $0.6 million, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 13%. As of March 31, 2020, the lease has a remaining term of less than 1.0 year.

Rent expense related to the Company's operating lease was approximately $0.1 million for the three months ended March 31, 2020 and 2019. Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of March 31, 2020 (in thousands):

Total minimum lease payments, all due in 2020	$128
Less: imputed interest	(5)
Operating lease liability	$123

Operating lease amortization of the ROU asset was $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company’s predecessor company, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, and to which the Company is now subject, as follows:

On February 13, 2017, certain putative shareholder securities class action complaints were filed in federal court alleging, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the U.S. District Court for the District of New Jersey and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss. On December 20, 2019, the lead plaintiffs filed a Second Amended Consolidated Class Action Complaint. On January 29, 2020, the Company filed a motion to dismiss the amended complaint.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, certain of the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. These lawsuits are currently stayed pending resolution of motions to dismiss in the referenced securities class action.

7. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

On October 29, 2019, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Maxim Group LLC (the "Agent"), pursuant to which the Company was permitted to offer and sell shares of common stock through the Agent having an aggregate offering price up to $5.0 million in gross proceeds. In connection with such sales, the Agent collected fees equal to 3% of the gross sales price of all shares of common stock sold. Sales of the shares under the Distribution Agreement were made in transactions deemed to be "at the market offering" as defined in Rule 415 under the Securities Act of 1933. Shares sold under the Distribution Agreement were offered and sold pursuant to the Company's effective registration statement on Form S-3. During the year ended December 31, 2019, the Company sold 524,097 shares of common stock pursuant to the Distribution Agreement for net proceeds of $2.7 million. The Distribution Agreement was terminated on January 9, 2020. There were no shares of common stock sold pursuant to the Distribution Agreement in 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors named therein (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock (the “Pre-Funded Warrants”) at an offering price of $3.9725 per pre-funded warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable and will expire five and one-half years from the issuance date. The net proceeds to the Company from the January 2020 Registered Offering, after deducting the placement agent fee and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $6.0 million.

As of March 31, 2020, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	1,120
Stock options outstanding	194
Restricted stock units outstanding	170
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	115
Shares reserved for future issuance under the Employee Stock Purchase Plan	8
Total common stock reserved for future issuance	1,607

Stock Subscription Receivable

Prior to December 31, 2019, the Company sold 75,000 shares of common stock for gross proceeds of $0.3 million. As the gross cash proceeds of $0.3 million were not received until January 2, 2020, the Company recorded a stock subscription receivable of $0.3 million as of December 31, 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the three months ended March 31, 2020 (in thousands):

Warrant Issuance	Outstanding, December 31, 2019	Granted	Exercised	Canceled/Expired	Outstanding, March 31, 2020	Expiration
January 2020 Offering	—	819	—	—	819	July 2025
Pre-funded January 2020 Offering	—	449	(449)	—	—	July 2025
June 2019 Offering	2	—	—	—	2	June 2024
March 2019 Exercise Agreement	63	—	—	—	63	March 2024
July 2018 Offering	208	—	—	—	208	July 2023
Series A Convertible Preferred	19	—	—	—	19	September 2023
2017 Equilibria	6	—	—	—	6	December 2022
Galena February 2017	1	—	—	—	1	February 2022
Galena Other	3	—	—	(1)	2	January 2022
	302	1,268	(449)	(1)	1,120

Warrants to acquire shares of common stock consist of warrants that may be settled in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings for Series A Convertible Preferred Stock, Galena's February 2017 financing, and various other Galena equity financings that were assumed by the Company at the consummation of the Merger. These warrants may be settled in cash and were determined not to be indexed to the Company’s common stock.

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

As of March 31, 2020

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	3.50	123.37%	0.31%
Galena February 2017	1	$1,650.00	1.87	151.18%	0.22%
Galena Other	2	$30,901.09	1.79	151.18%	0.22%

As of December 31, 2019
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	3.75	112.84%	1.64%
Galena February 2017	1	$1,650.00	2.12	114.91%	1.64%
Galena Other	3	$41,494.00	1.43	114.91%	1.64%

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

The changes in fair value of the warrant liability for the three months ended March 31, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants granted	Fair value of warrants exercised	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, March 31, 2020
Series A Convertible Preferred	$52	$—	$—	$—	$(35)	$17
Galena February 2017	—	—	—	—	—	—
	$52	$—	$—	$—	$(35)	$17

Warrants Classified as Equity

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the January 2020 Offering and concurrent private placement were recorded as equity upon issuance. During its evaluation of equity classification of these pre-funded warrants and common stock purchase warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

Warrant Modification

On March 6, 2019, the Company entered into a Warrant Exercise Agreement (the "March 2019 Exercise Agreement") with one of the holders of the Company's warrants issued in July 2018. Pursuant to the March 2019 Exercise Agreement, new warrants to purchase up to an aggregate of approximately 76,000 shares of common stock at an exercise price of $70.00 per share ("March 2019 Exercise Agreement Warrants") were issued on a share-for-share basis in an amount equal to the number of the warrants issued in 2018 that were cash exercised by the warrant holder prior to May 31, 2019. On January 2, 2020, the Company amended the March 2019 Exercise Agreement Warrants to provide for an exercise price of $7.50 per share (subject to adjustment for stock splits and the like). The reduced exercise price of the 63,000 March 2019 Exercise Agreement Warrants increased the fair value of these warrants by approximately $0.1 million during the three months ended March 31, 2020, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and additional paid-in-capital.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

9. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, and provided for the issuance of up to a maximum of 24,204 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for issuance of up to (i) 454,005 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate plus (ii) 2,684 shares of common stock under the 2017 Equity Incentive Plan that were forfeited back to the Company subsequent to September 10, 2019 and are available for future issuance.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of March 31, 2020, 114,689 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1	$39
General and administrative	144	146
Total stock-based compensation	$145	$185

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model and the following assumptions were used to determine the fair value of all its stock options granted during the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Risk free interest rate	0.63%	2.49%
Volatility	106.09%	96.57%
Expected lives (years)	6.13	6.15
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $1.54 and $54.00, respectively.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company’s expected common stock price volatility assumption is based upon the Company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method, which averages the contractual term of the Company’s options of ten years with the average vesting term of four years for an average of approximately six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero because the Company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company accounts for forfeitures as they occur.

As of March 31, 2020, there was $1.1 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.39 years.

The following table summarizes stock option activity of the Company for the three months ended March 31, 2020:

	Total Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	21,520	$112.81	8.98	$—
Granted	172,000	1.89		$—
Canceled	—	—		$—
Outstanding at March 31, 2020	193,520	$14.23	8.90	$—
Options exercisable at March 31, 2020	7,642	$119.06	8.71	$—

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2020 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 31, 2020 of $1.73 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Performance and Service Conditions

The Company granted RSUs subject to both performance-based and service-based vesting conditions to certain of its employees pursuant to the Company's 2019 Equity Incentive Plan that will settle in shares of common stock. These RSUs vest based on the achievement of certain clinical and regulatory milestones and the respective employee's continued employment with the Company. As of March 31, 2020 there was $0.3 million of unrecognized compensation cost related to outstanding RSUs.

The following table summarizes RSU activity of the Company for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	—	$—
Granted	170,000	$1.89
Vested	—	$—
Unvested at March 31, 2020	170,000	$1.89

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

10. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2020 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report, and our other public reports filed with the SEC.

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

In February 2020, we commenced an investigator-sponsored clinical trial, or IST, of GPS in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, Opdivo® (nivolumab), in patients with malignant pleural mesothelioma, or MPM, which is being conducted at MSK. This Phase 1 open-label clinical study, or MPM IST, will enroll patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy with the study drug provided by both us and Bristol-Myers Squibb.

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

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor, or HER2, expressing cancers. Following positive data for the patients in the TNBC cohort received in 2018 from our Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER2 low expressing 1+ or 2+ per immunohistochemistry, or IHC) breast cancer patients in the adjuvant setting to prevent recurrences and subsequent discussions with the FDA, and based upon written feedback from the FDA and the totality of clinical, safety and translational NPS data to date, we have finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment. If successful, we believe this study may be considered as the basis for a BLA submission to the FDA. We are seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and we do not plan to conduct and fund a Phase 3 program for NPS on our own.

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

Recent Developments

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus to be a “pandemic”. First identified in 2019 and known now as COVID-19, the outbreak has resulted in various “stay-at-home” and “shutdown” orders through the various states in the United States as well as most countries worldwide. The pandemic has impacted millions of individuals and business worldwide. As we have functioned operationally as a semi-virtual company, the transition to “work-from home” for our employees has not materially altered our business operations. Our Phase 3 REGAL study is in its early stages, with the necessary work to activate additional sites in the United States and Europe continuing without material interruption. Screening is ongoing at the majority of the sites in the GPS + pembrolizumab combination study although certain sites have limited operations to some extent. Due to the uncertainty of these limitations regarding the sites, we now expect initial clinical data in the first half of 2021. We have been informed by MSK that while it is continuing to dose the patients already enrolled in the MPM IST, it is not currently enrolling additional patients. We believe that the COVID-19 pandemic has not materially impacted our efforts to out-license NPS. The extent to which the coronavirus impacts the Company's operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the re-emergence of a second outbreak in the fall or winter, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact the Company's clinical trial operations and could have an adverse impact on the Company's business and the Company's financial results.

Components of Results of Operations

Research and Development

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

•	manufacturing expenses;

•	quality control and quality assurance services;

•	outsourced professional scientific development services;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments made under our license agreements, under which we acquired certain intellectual property;

•	expenses relating to certain regulatory activities, including filing fees paid to regulatory agencies;

•	laboratory materials and supplies used to support our research activities; and

•	allocated expenses, utilities and other facility-related costs.

The successful development of our current and future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any current or future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of our clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that ultimately participate in the trials;

•	the number of doses patients receive;

•	the duration of patient follow-up;

•	the results of clinical trials;

•	the expenses associated with manufacturing;

•	the receipt of marketing approvals;

•	the commercialization of current and future product candidates; and

•	the impact of the COVID-19 pandemic.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our current or future product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or target indications or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials due to the COVID-19 pandemic or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Cancer immunotherapy product commercialization may take several years and millions of dollars in development costs.

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

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, loss on settlement of liability-classified warrants, and interest expense, net. Interest expense, net primarily reflects interest earned from our cash and cash equivalents.

Critical Accounting Policies and Estimates

In the 2019 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2019 that are not included in Note 3 of the accompanying consolidated financial statements for the three months ended March 31, 2020. Readers are encouraged to read the 2019 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$1,864	$1,859	$5
General and administrative	2,200	2,500	(300)
Total operating expenses and operating loss	(4,064)	(4,359)	295
Non-operating income (expense), net	(79)	(178)	99
Net loss	$(4,143)	$(4,537)	$394

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were relatively unchanged for the three months ended March 31, 2020 compared to the three months ended March 31, 2019; however, there was a $0.2 million increase in clinical trial expenses, $0.1 million increase in manufacturing related expenses for GPS due to our ongoing basket trial of GPS in combination with pembrolizumab and our Phase 3 clinical trial of GPS as a monotherapy in AML, and $0.1 million in other research and development expenses, partially offset by a $0.2 million decrease in personnel related expenses due to reduced headcount and a $0.2 million decrease in licensing fees per our license agreements. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including the ongoing basket trial of GPS in combination with pembrolizumab, and our Phase 3 trial of GPS in AML.

General and Administrative

General and administrative expenses were $2.2 million for the three months ended March 31, 2020 compared to $2.5 million for the three months ended March 31, 2019. The $0.3 million decrease was primarily due to a $0.3 million decrease in legal fees, a $0.2 million decrease in accounting fees, and a $0.1 million decrease in personnel related expenses due to reduced headcount. These decreases were partially offset by a $0.2 million increase in insurance premiums for directors and officers liability insurance and a $0.1 million increase in outsourced consulting and public company costs.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three months ended March 31, 2020 and 2019, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Change in fair value of warrant liability	$35	$195	$(160)
Change in fair value of contingent consideration	(138)	(387)	249
Interest income (expense), net	24	14	10
Total non-operating income (expense), net	$(79)	$(178)	$99

Net non-operating income of $0.1 million during the three months ended March 31, 2020 was primarily due to the decrease in the change in the fair value of the contingent consideration liability, partially offset by the increase in the change in the fair value of the warrant liability. The changes in the fair value of contingent consideration liability reflect the interest component of contingent consideration related to the passage of time. The decrease in the estimated fair value of our warrant liability was primarily due to decreases in our common stock price.

Interest income consisted of interest earned from our cash and cash equivalents.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2020 and 2019. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements in the three months ended March 31, 2020 and 2019. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

On January 9, 2020, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain investors named therein, or the Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the Investors, or the January 2020 Registered Direct Offering, (i) an aggregate of 1,189,000 shares of our common stock at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of our common stock, or the Pre-Funded Warrants, at an offering price of $3.9725 per Pre-Funded Warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, we issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable and will expire five and one-half years from the issuance date. The net proceeds to us from the January 2020 Registered Direct Offering, after deducting placement agent fees and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $6.0 million.

As of March 31, 2020, we had an accumulated deficit of $105.3 million, cash and cash equivalents of $6.7 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $3.6 million as of March 31, 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity, considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash and cash equivalents of $6.7 million as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2020. We will require additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. We may be required to delay, scale back or eliminate some or all of our research and development programs and place certain activities on hold, or cease operations if we are unable to raise funds as needed.

We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our pipeline candidates. To the extent that we raise additional capital through the sale of our common stock, the interests of our current stockholders may be diluted. If we issue additional preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock or any outstanding classes of preferred stock. There can be no assurance that these future funding efforts will be successful. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of economic disruption could materially affect our access to sources of liquidity and financial condition.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing transactions discussed above, (ii) our ability to complete revenue-generating partnerships with pharmaceutical companies, (iii) the success of our research and development activities, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our proposed future products.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(6,831)	$(4,991)
Financing activities	6,300	2,230
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(531)	$(2,761)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $6.8 million during the three months ended March 31, 2020 was primarily attributable to our net loss of $4.1 million and the prepayment of certain expenses and payment of certain payables. The net change in our operating assets and liabilities of $2.9 million is primarily attributable to an increase in prepaid expenses of $1.4 million and a $1.6 million decrease in accounts payable and accrued expenses and other current liabilities. The increase in prepaid expenses was primarily from payments of $1.0 million for insurance premiums and $0.4 million for clinical trial expenses related to our Phase 3 REGAL study.

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

Net Cash Flow from Financing Activities

We generated $6.3 million of net cash from financing activities for the three months ended March 31, 2020. We received $6.0 million in net proceeds from our January 2020 Registered Offering through the sale of securities and $0.3 million from the collection of our stock subscription receivable.

We generated $2.2 million of net cash from financing activities for the three months ended March 31, 2019 from the exercise of certain common stock warrants.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 6 (Commitments and Contingencies) to our consolidated financial statements contained in Part I, Item 1 (Financial Statements) of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

Please refer to our note on forward-looking statements on page 2 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2019 Annual Report. The risks described in such 2019 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1	Form of Investor Warrant	8-K	4.1	January 9, 2020
4.2	Form of Pre-funded Warrant	8-K	4.2	January 9, 2020
10.1	Amendment to Warrant to Purchase Common Stock dated January 2, 2020	8-K	10.1	January 7, 2020
10.2	Form of Securities Purchase Agreement, dated as of January 9, 2020, by and among SELLAS Life Sciences Group, Inc. and the Investor	8-K	10.1	January 9, 2020
10.3	Employment Agreement by and between SELLAS Life Sciences Group, Inc. and Angelos Stergiou, effective July 1, 2019* **
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***
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

Date: May 14, 2020