Form 10-Q
period 2020-06-30
SELLAS Life Sciences Group, Inc.
filed 2020-08-13
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33958
SELLAS Life Sciences Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
7 Times Square, Suite 2503, New York, NY 10036
(917) 438-4353
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SLS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 13, 2020, SELLAS Life Sciences Group, Inc. had outstanding 9,461,978 shares of common stock.

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-fifty reverse stock split of our shares of common stock effected on November 7, 2019. See Note 3 under our consolidated financial statements for further information.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2020

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

PART I FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$3,340	$7,277
Restricted cash and cash equivalents	100	100
Stock subscription receivable	—	308
Prepaid expenses and other current assets	1,789	557
Total current assets	5,229	8,242
Operating lease right-of-use asset	984	217
In-process research and development	5,700	5,700
Goodwill	1,914	1,914
Deposits and other assets	687	536
Total assets	$14,514	$16,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,426	$3,902
Accrued expenses and other current liabilities	1,809	1,171
Operating lease liability	90	217
Total current liabilities	4,325	5,290
Operating lease liability, non-current	918	—
Deferred tax liability	262	262
Warrant liability	33	52
Contingent consideration	5,193	4,912
Total liabilities	10,731	10,516
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 6,717,900 and 5,080,100 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	7	5
Additional paid-in capital	113,491	107,235
Accumulated deficit	(109,715)	(101,147)
Total stockholders’ equity	3,783	6,093
Total liabilities and stockholders’ equity	$14,514	$16,609

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,280	$1,381	$4,144	$3,240
General and administrative	1,987	2,638	4,187	5,138
Total operating expenses and operating loss	(4,267)	(4,019)	(8,331)	(8,378)
Non-operating (expense) income, net:
Change in fair value of warrant liability	(16)	962	19	1,157
Change in fair value of contingent consideration	(143)	(95)	(281)	(482)
Interest income, net	1	18	25	32
Total non-operating (expense) income, net	(158)	885	(237)	707
Net loss	(4,425)	(3,134)	(8,568)	(7,671)
Deemed dividend arising from warrant modifications	—	(952)	(78)	(1,391)
Net loss attributable to common stockholders	$(4,425)	$(4,086)	$(8,646)	$(9,062)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.66)	$(6.33)	$(1.32)	$(16.56)
Weighted-average common shares outstanding, basic and diluted	6,717,900	645,965	6,546,440	547,212
See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	—	$—	6,717,900	$7	$113,345	$(105,290)	$8,062
Stock-based compensation	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(4,425)	(4,425)
Balance at June 30, 2020	—	$—	6,717,900	$7	$113,491	$(109,715)	$3,783

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,080,100	$5	$107,235	$(101,147)	$6,093
Issuance of common stock and common stock warrants, net of issuance costs	—	—	1,189,000	1	5,962	—	5,963
Issuance of common stock upon exercise of pre-funded warrants	—	—	448,800	1	3	—	4
Stock-based compensation	—	—	—	—	291	—	291
Net loss	—	—	—	—	—	(8,568)	(8,568)
Balance at June 30, 2020	—	$—	6,717,900	$7	$113,491	$(109,715)	$3,783

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	483,529	$1	$89,341	$(86,392)	$2,950
Issuance of common stock and common stock warrants, net of issuance costs	—	—	527,344	—	13,416	—	13,416
Issuance of common stock for exercise of warrants, net of offering costs	—	—	20,000	—	1,045	—	1,045
Issuance of common stock upon exercise of pre-funded warrants	—	—	971,830	1	4	—	5
Stock-based compensation	—	—	—	—	126	—	126
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	(3,134)	(3,134)
Balance at June 30, 2019	—	$—	2,002,703	$2	$103,862	$(89,526)	$14,338

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	440,529	$1	$87,099	$(81,855)	$5,245
Issuance of common stock and common stock warrants, net of issuance costs	—	—	527,344	—	13,416	—	13,416
Issuance of common stock for exercise of warrants, net of offering costs	—	—	63,000	—	3,275	—	3,275
Issuance of common stock upon exercise of pre-funded warrants	—	—	971,830	1	4	—	5
Stock-based compensation	—	—	—	—	311	—	311
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	—	(7,671)	(7,671)
Balance at June 30, 2019	—	$—	2,002,703	$2	$103,862	$(89,526)	$14,338

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,568)	$(7,671)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	291	311
Change in operating lease right of use assets	24	—
Change in fair value of common stock warrants	(19)	(1,153)
Change in fair value of contingent consideration	281	482
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,383)	(315)
Accounts payable	(1,476)	(263)
Accrued expenses and other current liabilities	638	(1,038)
Net cash used in operating activities	(10,212)	(9,647)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,963	13,781
Collection of stock subscription receivable	308	—
Net proceeds from exercise of warrants	4	3,280
Net cash provided by financing activities	6,275	17,061
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,937)	7,414
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	7,377	5,451
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$3,440	$12,865

Supplemental disclosure of cash flow information:
Cash received during the periods for interest	$25	$32
Supplemental disclosure of non-cash investing and financing activities:
Operating right of use asset and current and non-current lease liability	$976	$550
Impact of anti-dilution protection on liability-classified warrants	$—	$243
Offering expenses in accounts payable and accrued expenses and other current liabilities	$—	$365

See accompanying notes to these unaudited consolidated financial statements.

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

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the coronavirus outbreak has impacted millions of individuals worldwide. While the Company's current business and operations have not been materially impacted by the coronavirus pandemic, the extent to which the Company's business and operations could be impacted throughout the remainder of 2020 will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the emergence of new geographic hotspots where the coronavirus is spreading more rapidly, the re-emergence of a second outbreak in the fall or winter, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact the Company's clinical trial operations and could have an adverse impact on the Company's business and the Company's financial results. The Company will continue to monitor the situation closely, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company's financial statements or operations.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
2. Liquidity

The Company has not generated any revenues, including from product sales, and has funded operations primarily from the proceeds of sales of its equity interests and convertible notes. It is likely that additional financing, beyond the financings described below, will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful. The Company cannot be certain at this time of the impact of the COVID-19 pandemic on its ability to raise additional capital as needed.

On July 31, 2020, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell, in a private placement directly to the PIPE Investors (the "July 2020 PIPE Offering"), 2,744,078 shares of its common stock and accompanying warrants to purchase an aggregate of up to 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants are immediately exercisable at an exercise price of $3.30 per share and will expire five years from the date of issuance. The gross proceeds to the Company from the July 2020 PIPE Offering were approximately $9.2 million before deducting the placement agent fee and related offering expenses. The July 2020 PIPE Offering closed on August 4, 2020.

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock (the “Pre-Funded Warrants”) at an offering price of $3.9725 per Pre-Funded Warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable and will expire five and one-half years from the issuance date. The net proceeds to the Company from the January 2020 Registered Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, were approximately $6.0 million.

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

As of June 30, 2020, the Company had cash and cash equivalents of approximately $3.3 million, and restricted cash and cash equivalents of $0.1 million. The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $109.7 million as of June 30, 2020. In addition, the Company had current liabilities of $4.3 million as of June 30, 2020. The Company expects its cash and cash equivalents as of June 30, 2020, together with the proceeds from the July 2020 PIPE Offering, will enable the Company to fund its operating expenses and capital expenditure requirements through the second quarter of 2021.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2019 Annual Report. The accompanying consolidated financial statements at June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2019 have been derived from the audited financial statements as of that date.

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

Restricted Stock Units with Performance and Service Conditions

        During the six months ended June 30, 2020, the Board of Directors granted restricted stock units ("RSUs") to certain employees that vest based on performance and service conditions. The fair values of the RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense is recognized for the number of RSUs expected to be earned, provided the requisite service period has been rendered, after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance criteria are not met or are not expected to be met, any compensation expense previously recognized to date associated with the RSUs will be reversed.

Net Loss Per Share

Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2020	2019
Common stock warrants	1,120	2,855
Stock options	208	27
RSUs	170	—
	1,498	2,882

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	June 30, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,000	$3,000	$—	$—
Total assets measured and recorded at fair value	$3,000	$3,000	$—	$—
Liabilities:
Warrant liability	$33	$—	$—	$33
Contingent consideration	5,193	—	—	5,193
Total liabilities measured and recorded at fair value	$5,226	$—	$—	$5,226

Description	December 31, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,027	$7,027	$—	$—
Total assets measured and recorded at fair value	$7,027	$7,027	$—	$—
Liabilities:
Warrant liability	$52	$—	$—	$52
Contingent consideration	4,912	—	—	4,912
Total liabilities measured and recorded at fair value	$4,964	$—	$—	$4,964

The Company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2020 or the year ended December 31, 2019. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the six months ended June 30, 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
A reconciliation of the change in the fair value of the contingent consideration liability for the six months ended June 30, 2020 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2019	$4,912
Change in the estimated fair value of the contingent consideration	281
Contingent consideration, June 30, 2020	$5,193

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

The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. Changes in fair value reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time. As of June 30, 2020, estimated future contingent milestone payments related to the Company's business range from zero, if no milestone events are achieved, to a maximum of $30.0 million if all development and commercial milestones are reached. As of June 30, 2020, resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 11.8% for development milestones and cost of debt of 3.6% for the commercial milestones. The Company estimates the timing of achievement of these development milestones to range from five to eight years as of June 30, 2020.

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Insurance	$1,015	$200
Clinical development	535	224
Professional services	104	49
Other	135	84
Prepaid expenses and other current assets	$1,789	$557

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Clinical trial costs	$1,043	$371
Compensation and related benefits	487	606
Professional fees	279	194
Accrued expenses and other current liabilities	$1,809	$1,171

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Commitments and Contingencies

Office Space Rental

During the second quarter of 2020, the Company entered into a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began on June 5, 2020 and has a term through December 31, 2024. The Company recognized a current operating lease liability of $0.1 million and a non-current operating lease liability of $0.9 million with a corresponding right of use asset ("ROU") of $1.0 million, which is based on the present value of the minimum rental payments of the lease. The discount rate of the Company's operating lease under ASC 842 is the Company's estimated incremental borrowing rate of 13%. As of June 30, 2020, the lease has a remaining term of 4.5 years.

The Company had a non-cancelable operating lease for office space in New York, New York, which began on August 1, 2018 with a term through July 31, 2020. The Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.4 million and a non-current operating lease liability of $0.2 million with a corresponding ROU of $0.6 million, which is based on the present value of the minimum lease payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 13%. As of June 30, 2020, the lease had a remaining term of less than 1.0 year and the lease expired on July 31, 2020.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended June 30, 2020 and 2019. Rent expense related to the Company's operating leases was approximately $0.2 million for each of the six months ended June 30, 2020. Future minimum lease payments under the Company's non-cancelable operating leases are as follows as of June 30, 2020 (in thousands):

Future minimum lease payments:
2020 (remaining)	$107
2021	302
2022	311
2023	321
2024	330
Total future minimum lease payments	1,371
Less: imputed interest	(363)
Current and non-current operating lease liability	$1,008

Operating lease amortization of the ROU asset was $0.1 million for each of the three months ended June 30, 2020 and 2019 and $0.2 million for each of the six months ended June 30, 2020 and 2019.

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

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, certain of the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The derivative lawsuit filed in California state court is currently stayed pending resolution of a motion to dismiss in the referenced securities class action. On July 13, 2020 and July 16, 2020, respectively, the Company filed motions to dismiss the two complaints filed in the U.S. District Court for the District of New Jersey.

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

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock at an offering price of $3.9725 per pre-funded warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable and will expire five and one-half years from the issuance date. The net proceeds to the Company from the January 2020 Registered Offering, after deducting the placement agent fee and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $6.0 million.

As of June 30, 2020, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	1,120
Stock options outstanding	208
RSUs outstanding	170
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	101
Shares reserved for future issuance under the Employee Stock Purchase Plan	8
Total common stock reserved for future issuance	1,607

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
8. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the six months ended June 30, 2020 (in thousands):

Warrant Issuance	Outstanding, December 31, 2019	Granted	Exercised	Canceled/Expired	Outstanding, June 30, 2020	Expiration
January 2020 Offering	—	819	—	—	819	July 2025
Pre-funded January 2020 Offering	—	449	(449)	—	—	July 2025
June 2019 Offering	2	—	—	—	2	June 2024
March 2019 Exercise Agreement	63	—	—	—	63	March 2024
July 2018 Offering	208	—	—	—	208	July 2023
Series A Convertible Preferred	19	—	—	—	19	September 2023
2017 Equilibria	6	—	—	—	6	December 2022
Galena February 2017	1	—	—	—	1	February 2022
Galena Other	3	—	—	(1)	2	January 2022
	302	1,268	(449)	(1)	1,120

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

As of June 30, 2020

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	3.25	128.56%	0.19%
Galena February 2017	1	$1,650.00	1.62	129.14%	0.16%
Galena Other	2	$30,901.09	1.54	129.14%	0.16%

As of December 31, 2019
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	3.75	112.84%	1.64%
Galena February 2017	1	$1,650.00	2.12	114.91%	1.64%
Galena Other	3	$41,494.00	1.43	114.91%	1.64%

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

The changes in fair value of the warrant liability for the six months ended June 30, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants granted	Fair value of warrants exercised	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, June 30, 2020
Series A Convertible Preferred	$52	$—	$—	$—	$(19)	$33
Galena February 2017	—	—	—	—	—	—
	$52	$—	$—	$—	$(19)	$33

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

Warrant Modification

On March 6, 2019, the Company entered into a Warrant Exercise Agreement (the "March 2019 Exercise Agreement") with one of the holders of the Company's warrants issued in July 2018. Pursuant to the March 2019 Exercise Agreement, new warrants to purchase up to an aggregate of approximately 76,000 shares of common stock at an exercise price of $70.00 per share ("March 2019 Exercise Agreement Warrants") were issued on a share-for-share basis in an amount equal to the number of the warrants issued in 2018 that were cash exercised by the warrant holder prior to May 31, 2019. On January 2, 2020, the Company amended the March 2019 Exercise Agreement Warrants to provide for an exercise price of $7.50 per share (subject to adjustment for stock splits and the like). The reduced exercise price of the 63,000 March 2019 Exercise Agreement Warrants increased the fair value of these warrants by approximately $0.1 million during the six months ended June 30, 2020, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and additional paid-in-capital.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
9. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, which provided for the issuance of up to a maximum of 24,204 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, which currently allows for issuance of up to (i) 454,005 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate plus (ii) 2,684 shares of common stock under the 2017 Equity Incentive Plan that were forfeited back to the Company subsequent to September 10, 2019 and are available for future issuance.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of June 30, 2020, 100,689 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$4	$(43)	$5	$(4)
General and administrative	142	169	286	315
Total stock-based compensation	$146	$126	$291	$311

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The assumptions used during the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk free interest rate	0.53%	—%	0.62%	2.49%
Volatility	108.08%	—%	106.24%	96.57%
Expected lives (years)	6.25	0.00	6.15	6.20
Expected dividend yield	—%	—%	—%	—%

The weighted-average grant date fair value of options granted during the three months ended June 30, 2020 was $1.35. There were no options granted during the three months ended June 30, 2019. The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 and 2019 was $1.53 and $54.00, respectively.

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

As of June 30, 2020, there was $1.0 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.26 years.

The following table summarizes stock option activity of the Company for the six months ended June 30, 2020:

	Total Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	21,520	$112.81	8.98	$—
Granted	186,000	1.87		$—
Outstanding at June 30, 2020	207,520	$13.38	9.58	$197
Options exercisable at June 30, 2020	9,681	$130.81	8.41	$—

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2020 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on June 30, 2020 of $2.93 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Performance and Service Conditions

The Company granted RSUs subject to both performance-based and service-based vesting conditions to certain of its employees pursuant to the Company's 2019 Equity Incentive Plan that will settle in shares of common stock. These RSUs vest based on the achievement of certain clinical and regulatory milestones and the respective employee's continued employment with the Company. As of June 30, 2020, there was $0.3 million of unrecognized compensation cost related to outstanding RSUs.

The following table summarizes RSU activity of the Company for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	—	$—
Granted	170,000	$1.89
Vested	—	$—
Unvested at June 30, 2020	170,000	$1.89

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
10. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2020 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, including below, the Company did not have any material subsequent events.

On July 31, 2020, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell, in a private placement directly to the PIPE Investors (the "July 2020 PIPE Offering"), 2,744,078 shares of its common stock and accompanying warrants to purchase an aggregate of up to 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants are immediately exercisable at an exercise price of $3.30 per share and will expire five years from the date of issuance. The gross proceeds to the Company from the July 2020 PIPE Offering were approximately $9.2 million before deducting the placement agent fee and related offering expenses. The July 2020 PIPE Offering closed on August 4, 2020.

The shares of common stock and warrants described above have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission ("SEC") or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. Pursuant to a registration rights agreement with the PIPE Investors, the Company has agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock and the shares issuable upon exercise of the warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report, and our other public reports filed with the SEC.

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

In February 2020, we commenced an investigator-sponsored clinical trial, or IST, of GPS in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, Opdivo® (nivolumab), in patients with malignant pleural mesothelioma, or MPM, which is being conducted at MSK. This Phase 1 open-label clinical study will enroll patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy with the study drug provided by both us and Bristol-Myers Squibb. We expect initial data from this IST by the end of 2020.

In January 2020, we commenced a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. We expect this study, the Regal study, will be used as the basis for a Biologics License Application, or BLA, submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. The study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths) which we expect to occur by the end of 2021.

In December 2018, we initiated a Phase 1/2 multi-arm (‘basket’ type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). We plan to enroll up to approximately 90 patients at up to 20 centers in the United States. The indications being studied are ovarian cancer (second or third line), colorectal cancer (third or fourth line), AML (in patients having achieved partial response as their best hematological response after four cycles of therapy with hypomethylating agents), triple negative breast cancer, or TNBC, (second line), and small cell lung cancer, or SCLC. We expect initial data from this study in the first half of 2021.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus to be a “pandemic”. First identified in 2019 and known now as COVID-19, the outbreak has resulted in various “stay-at-home” and “shutdown” orders through the various states in the United States as well as most countries worldwide. The pandemic has impacted millions of individuals and business worldwide. As we have functioned operationally as a semi-virtual company, the transition to “work-from home” for our employees has not materially altered our business operations. We are implementing a return-to-work policy in compliance with federal, state and local requirements and guidance and expect to operate on a semi-virtual basis for the remainder of 2020. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States and Europe continuing without material interruption. During the second quarter, we initiated additional sites as planned; however, many of these sites are located in geographic regions, such as Florida, Texas and California, that are currently experiencing a surge of new COVID-19 cases. Accordingly, we are uncertain at this time the extent to which these newly initiated sites will be fully operational, which could have an impact on the projected timing of the REGAL study. Screening is ongoing at the majority of the sites in the GPS + pembrolizumab combination study although certain sites in this study also have limited operations to some extent. Due to the uncertainty of these limitations regarding the sites, we expect initial clinical data from the basket study in the first half of 2021. We believe that the COVID-19 pandemic has not materially impacted our efforts to out-license NPS. The extent to which the coronavirus impacts the Company's operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the emergence of new geographic hotspots where the coronavirus is spreading more rapidly, the re-emergence of a second outbreak in the fall or winter, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact the Company's clinical trial operations and could have an adverse impact on the Company's business and the Company's financial results.

Components of Results of Operations

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
•manufacturing expenses;
•quality control and quality assurance services;
•outsourced professional scientific development services;
•employee-related expenses, which include salaries, benefits and stock-based compensation;
•payments made under our license agreements, under which we acquired certain intellectual property;
•expenses relating to certain regulatory activities, including filing fees paid to regulatory agencies;
•laboratory materials and supplies used to support our research activities; and
•allocated expenses, utilities and other facility-related costs.

The successful development of our current and future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any current or future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of our clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:
•the number of clinical sites included in the trials;
•the length of time required to enroll suitable patients;
•the number of patients that ultimately participate in the trials;
•the number of doses patients receive;
•the duration of patient follow-up;
•the results of clinical trials;
•the expenses associated with manufacturing;
•the receipt of marketing approvals;
•the commercialization of current and future product candidates; and
•the impact of the COVID-19 pandemic.

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

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, and interest income, net. Interest income, net primarily reflects interest earned from our cash and cash equivalents.

Critical Accounting Policies and Estimates

In the 2019 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2019 that are not included in Note 3 of the accompanying consolidated financial statements for the three and six months ended June 30, 2020. Readers are encouraged to read the 2019 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$2,280	$1,381	$899
General and administrative	1,987	2,638	(651)
Total operating expenses and operating loss	(4,267)	(4,019)	(248)
Non-operating (expense) income, net	(158)	885	(1,043)
Net loss	$(4,425)	$(3,134)	$(1,291)

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$4,144	$3,240	$904
General and administrative	4,187	5,138	(951)
Total operating expenses and operating loss	(8,331)	(8,378)	47
Non-operating (expense) income, net	(237)	707	(944)
Net loss	$(8,568)	$(7,671)	$(897)

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development
Research and development expenses were $2.3 million for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019. The $0.9 million increase was primarily attributable to a $0.5 million increase in clinical trial expenses primarily due to the initiation of our Phase 3 trial of GPS in AML in 2020, a $0.4 million increase in outsourced clinical and regulatory consulting services in support of our clinical programs, a $0.2 million increase in personnel related expenses due to increased headcount, and a $0.1 million increase in other research and development expenses. These increases were partially offset by a $0.2 million decrease in manufacturing expenses and a $0.1 million decrease in licensing fees per our license agreements. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including our Phase 3 trial of GPS in AML and the ongoing basket trial of GPS in combination with pembrolizumab.

Research and development expenses were $4.1 million for the six months ended June 30, 2020 compared to $3.2 million the six months ended June 30, 2019. The $0.9 million increase was primarily attributable to a $0.7 million increase in clinical trial expenses primarily due to the initiation of our Phase 3 trial of GPS in AML in 2020, a $0.5 million increase in outsourced clinical and regulatory consulting services in support of our clinical programs, and a $0.1 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.1 million decrease in manufacturing expenses and a $0.3 million decrease in licensing fees per our license agreements.

General and Administrative

General and administrative expenses were $2.0 million for the three months ended June 30, 2020 compared to $2.6 million for the three months ended June 30, 2019. The $0.6 million decrease was primarily due to a $0.8 million decrease in legal fees and a $0.2 million decrease in personnel related expenses due to reduced headcount. These decreases were partially offset by a $0.2 million increase in insurance premiums due to hardening insurance markets and a $0.2 million increase in other general and administrative expenses.

General and administrative expenses were $4.2 million for the six months ended June 30, 2020 compared to $5.1 million for the six months ended June 30, 2019. The $0.9 million decrease was primarily due to a $1.1 million decrease in legal fees, and a $0.3 million decrease in personnel related expenses due to reduced headcount. These decreases were partially offset by a $0.4 million increase in insurance premiums due to hardening insurance markets and $0.1 million in other general and administrative expenses.

Non-Operating (Expense) Income , Net

Non-operating (expense) income, net for the three and six months ended June 30, 2020 and 2019, respectively, was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Change in fair value of warrant liability	$(16)	$962	$(978)	$19	$1,157	$(1,138)
Change in fair value of contingent consideration	(143)	(95)	(48)	(281)	(482)	201
Interest income, net	1	18	(17)	25	32	(7)
Total non-operating (expense) income, net	$(158)	$885	$(1,043)	$(237)	$707	$(944)

Net non-operating expense of $0.2 million during the three months ended June 30, 2020 was primarily due to the increase in the change in the fair value of the contingent consideration liability and a slight increase in the change in the fair value of the warrant liability. The change in the fair value of contingent consideration liability reflect the interest component of contingent consideration related to the passage of time. The increase in the estimated fair value of our warrant liability was primarily due to an increase in our common stock price.

Net non-operating expense of $0.2 million during the six months ended June 30, 2020 was primarily due to the increase in the change in the fair value of the contingent consideration liability partially offset by a slight decrease in the change in the fair value of the warrant liability. The change in the fair value of contingent consideration liability reflect the interest component of contingent consideration related to the passage of time. The decrease in the estimated fair value of our warrant liability was primarily due to a decrease in our common stock price.

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

Income Tax Expense

There was no income tax expense for the three and six months ended June 30, 2020 and 2019. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements during the three and six months ended June 30, 2020 and 2019. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

On July 31, 2020, we entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors named therein (the “PIPE Investors”), pursuant to which we agreed to issue and sell, in a private placement directly to the PIPE Investors (the "July 2020 PIPE Offering"), 2,744,078 shares of its common stock and accompanying warrants to purchase an aggregate of up to 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants are immediately exercisable at an exercise price of $3.30 per share and will expire five years from the date of issuance. The gross proceeds to us from the July 2020 PIPE Offering were approximately $9.2 million before deducting the placement agent fee and related offering expenses. The July 2020 PIPE Offering closed on August 4, 2020.

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

As of June 30, 2020, we had an accumulated deficit of $109.7 million, cash and cash equivalents of $3.3 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $4.2 million as of June 30, 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity, considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash and cash equivalents of $3.3 million as of June 30, 2020, together with the proceeds from the July 2020 PIPE, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2021. We will require additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. We may be required to delay, scale back or eliminate some or all of our research and development programs and place certain activities on hold, or cease operations if we are unable to raise funds as needed.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(10,212)	$(9,647)
Financing activities	6,275	17,061
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(3,937)	$7,414

Net Cash Flow from Operating Activities

Net cash used in operating activities of $10.2 million during the six months ended June 30, 2020 was primarily attributable to our net loss of $8.6 million and the prepayment of certain expenses and payment of certain payables. The net change in our operating assets and liabilities of $2.2 million is primarily attributable to an increase in prepaid expenses and other current assets of $1.4 million and a $0.8 million decrease in accounts payable and accrued expenses and other current liabilities. The increase in prepaid expenses and other current assets was primarily from payments of $1.0 million for insurance premiums and $0.4 million for clinical trial expenses related to our Phase 3 REGAL study.

Net cash used in operating activities of $9.6 million during the six months ended June 30, 2019 was primarily attributable to our net loss of $7.7 million. This amount was impacted by a non-cash gain of $1.2 million from the decrease in the fair value of liability-classified warrants, partially offset by various net non-cash charges of $0.8 million, which was comprised of $0.5 million increase in the fair value of our contingent consideration liability and a $0.3 million increase in stock-based compensation. The net change in our operating assets and liabilities of $1.6 million is primarily attributable to an increase in prepaid expenses and other current assets of $0.3 million, and a $1.3 million decrease in our accounts payable and accrued expenses and other current liabilities as we paid down longer outstanding payables during the first half of 2019.

Net Cash Flow from Financing Activities

We generated $6.3 million of net cash from financing activities for the six months ended June 30, 2020. We received $6.0 million in net proceeds from our January 2020 Registered Offering through the sale of securities and $0.3 million from the collection of our stock subscription receivable in January 2020.

We generated $17.1 million of net cash from financing activities for the six months ended June 30, 2019. We received $13.8 million in net proceeds through the sale of shares of common stock, pre-funded warrants to acquire shares of common stock, and accompanying common stock warrants to acquire shares of common stock consummated in June 2019. As of June 30, 2019, we had $0.4 million of offering expenses related to the offering in accounts payable and accrued expenses that were paid in the third quarter of 2019. In addition, during the six months ended June 30, 2019, we received $3.3 million in net proceeds from the exercise of warrants.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of June 30, 2020.

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

(a)our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Sublease, effective June 5, 2020, by and between SELLAS Life Sciences Group, Inc. and Reimer & Braunstein LLP	8-K	10.1	June 11, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
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

Date: August 13, 2020