Form 10-Q
period 2020-09-30
SELLAS Life Sciences Group, Inc.
filed 2020-11-13
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 13, 2020, SELLAS Life Sciences Group, Inc. had outstanding 9,461,978 shares of common stock.

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-fifty reverse stock split of our shares of common stock effected on November 7, 2019. See Note 3 under our consolidated financial statements for further information.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2020

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. In addition, while the Company expects the COVID-19 pandemic to have both a direct and an indirect impact on its business operations and financial results, the extent of the impact on the Company’s clinical development and regulatory efforts, its corporate development objectives, its financial position and the value of and market for its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the availability of safe and effective vaccines and the uptake thereof. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("SEC") on March 13, 2020 ("2019 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$8,203	$7,277
Restricted cash and cash equivalents	100	100
Stock subscription receivable	—	308
Prepaid expenses and other current assets	1,030	557
Total current assets	9,333	8,242
Operating lease right-of-use asset	911	217
In-process research and development	5,700	5,700
Goodwill	1,914	1,914
Deposits and other assets	651	536
Total assets	$18,509	$16,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,779	$3,902
Accrued expenses and other current liabilities	2,304	1,171
Operating lease liability	136	217
Total current liabilities	4,219	5,290
Operating lease liability, non-current	873	—
Deferred tax liability	262	262
Warrant liability	27	52
Contingent consideration	5,180	4,912
Total liabilities	10,561	10,516
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 9,461,978 and 5,080,100 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	10	5
Additional paid-in capital	122,126	107,235
Accumulated deficit	(114,188)	(101,147)
Total stockholders’ equity	7,948	6,093
Total liabilities and stockholders’ equity	$18,509	$16,609

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,367	$1,799	$6,511	$5,039
General and administrative	2,125	2,385	6,312	7,523
Total operating expenses and operating loss	(4,492)	(4,184)	(12,823)	(12,562)
Non-operating income (expense), net:
Change in fair value of warrant liability	6	(49)	25	1,108
Change in fair value of contingent consideration	13	(28)	(268)	(510)
Interest income, net	—	59	25	91
Total non-operating income (expense), net	19	(18)	(218)	689
Net loss	(4,473)	(4,202)	(13,041)	(11,873)
Deemed dividend arising from warrant modifications	—	(7,268)	(78)	(8,659)
Net loss attributable to common stockholders	$(4,473)	$(11,470)	$(13,119)	$(20,532)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.53)	$(2.68)	$(1.83)	$(11.37)
Weighted-average common shares outstanding, basic and diluted	8,418,038	4,281,855	7,174,859	1,805,773
See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	—	$—	6,717,900	$7	$113,491	$(109,715)	$3,783
Issuance of common stock and common stock warrants, net of issuance costs	—	—	2,744,078	3	8,489	—	8,492
Stock-based compensation	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(4,473)	(4,473)
Balance at September 30, 2020	—	$—	9,461,978	$10	$122,126	$(114,188)	$7,948

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,080,100	$5	$107,235	$(101,147)	$6,093
Issuance of common stock and common stock warrants, net of issuance costs	—	—	3,933,078	4	14,451	—	14,455
Issuance of common stock upon exercise of pre-funded warrants	—	—	448,800	1	3	—	4
Stock-based compensation	—	—	—	—	437	—	437
Exercise of stock options	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(13,041)	(13,041)
Balance at September 30, 2020	—	$—	9,461,978	$10	$122,126	$(114,188)	$7,948

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	—	$—	2,002,702	$2	$103,862	$(89,526)	$14,338
Issuance of common stock and common stock warrants, net of issuance costs	—	—	2,032,950	2	381	—	383
Issuance of common stock upon exercise of pre-funded warrants	—	—	513,326	1	2	—	3
Issuance of common stock upon vesting of restricted stock units	—	—	230	—	—	—	—
Stock-based compensation	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	(4,202)	(4,202)
Balance at September 30, 2019	—	$—	4,549,208	$5	$104,360	$(93,728)	$10,637

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	440,529	$1	$87,099	$(81,855)	$5,245
Issuance of common stock and common stock warrants, net of issuance costs	—	—	527,344	—	13,416	—	13,416
Issuance of common stock for exercise of warrants, net of offering costs	—	—	2,095,949	2	3,656	—	3,658
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,485,156	2	6	—	8
Issuance of common stock upon vesting of restricted stock units	—	—	230	—	—	—	—
Stock-based compensation	—	—	—	—	426	—	426
Impact of anti-dilution protection on liability-classified warrants	—	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	—	(11,873)	(11,873)
Balance at September 30, 2019	—	$—	4,549,208	$5	$104,360	$(93,728)	$10,637
See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,041)	$(11,873)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	437	426
Change in operating lease right of use assets	98	—
Change in fair value of common stock warrants	(25)	(1,108)
Change in fair value of contingent consideration	268	510
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(588)	(480)
Accounts payable	(2,123)	(227)
Accrued expenses and other current liabilities	1,133	(715)
Net cash used in operating activities	(13,841)	(13,467)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	14,455	13,652
Collection of stock subscription receivable	308	—
Net proceeds from exercise of warrants	4	3,598
Net cash provided by financing activities	14,767	17,250
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	926	3,783
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	7,377	5,451
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$8,303	$9,234

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$25	$87
Supplemental disclosure of non-cash investing and financing activities:
Operating right of use asset and current and non-current lease liability	$976	$550
Impact of anti-dilution protection on liability-classified warrants	$—	$243
Offering expenses in accounts payable and accrued expenses and other current liabilities	$—	$236
Reclassification of warrant liabilities upon exercise	$—	$68

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

As used in this Quarterly Report on Form 10-Q, the words the "Company," and "SELLAS" refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries following the completion of the business combination with Galena Biopharma, Inc., a Delaware corporation ("Galena"), and SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company ("Private SELLAS"), in December 2017. This business combination is referred to as the Merger. Upon completion of the Merger, the Company's name changed from "Galena Biopharma, Inc." to "SELLAS Life Sciences Group, Inc." and the Company's financial statements became those of Private SELLAS.

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the coronavirus outbreak has impacted millions of individuals worldwide and continues to present substantial public health and economic challenges around the world. It is difficult to predict with any certainty the length of time and the full extent to which the pandemic will continue to impact, directly and indirectly, our business and operations. The duration and extent of the impact of the pandemic will depend on future developments, which are highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the emergence of new geographic hotspots where the coronavirus is spreading more rapidly, the re-emergence of more severe outbreaks in the fall or winter, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact the Company's clinical trial operations and could have an adverse impact on the Company's business and the Company's financial results. The Company continues to monitor the situation closely, especially the extent to which precautions taken by clinical sites are impacting the timelines for the Company's clinical trials, including the Company's Phase 3 GPS trial, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company's financial statements or operations.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
2. Liquidity

The Company has not generated any revenues, including from product sales, and has funded operations primarily from the proceeds of sales of its equity interests and convertible notes. It is likely that additional financing, beyond the financings described below, will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful. The Company cannot be certain at this time of the impact of the COVID-19 pandemic on its ability to raise additional capital as needed, or on acceptable terms.

On July 31, 2020, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell, in a private placement directly to the PIPE Investors (the "July 2020 PIPE Offering"), 2,744,078 shares of its common stock and accompanying warrants to purchase up to an aggregate of 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants were immediately exercisable upon issuance at an exercise price of $3.30 per share and will expire five years from the date of issuance. The July 2020 PIPE Offering closed on August 4, 2020. The net proceeds to the Company from the July 2020 PIPE Offering, after deducting placement agent fees and related offering expenses, and excluding the exercise of any warrants, were approximately $8.5 million.

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock (the “Pre-Funded Warrants”) at an offering price of $3.9725 per Pre-Funded Warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for up to an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable upon issuance and will expire five and one-half years from the issuance date. The net proceeds to the Company from the January 2020 Registered Offering, after deducting placement agent fees and related offering expenses, and excluding the exercise of any warrants, were approximately $6.0 million.

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

As of September 30, 2020, the Company had cash and cash equivalents of approximately $8.2 million, and restricted cash and cash equivalents of $0.1 million. The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $114.2 million as of September 30, 2020. In addition, the Company had current liabilities of $4.2 million as of September 30, 2020. The Company expects its cash and cash equivalents as of September 30, 2020 will enable the Company to fund its operating expenses and capital expenditure requirements through the second quarter of 2021.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2019 Annual Report. The accompanying consolidated financial statements at September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2019 have been derived from the audited financial statements as of that date.

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

Restricted Stock Units with Performance and Service Conditions

    During the nine months ended September 30, 2020, the Board of Directors granted restricted stock units ("RSUs") to certain employees that vest based on performance and service conditions. The fair values of the RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense is recognized for the number of RSUs expected to be earned, provided the requisite service period has been rendered, after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance criteria are not met or are not expected to be met, any compensation expense previously recognized to date associated with the RSUs will be reversed.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2020	2019
Common stock warrants	3,864	302
Stock options	208	23
RSUs	170	—
	4,242	325

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. The Company is currently analyzing the impact of ASU No. 2019-12 on the consolidated financial statements and related disclosures.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	September 30, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,002	$8,002	$—	$—
Total assets measured and recorded at fair value	$8,002	$8,002	$—	$—
Liabilities:
Warrant liability	$27	$—	$—	$27
Contingent consideration	5,180	—	—	5,180
Total liabilities measured and recorded at fair value	$5,207	$—	$—	$5,207

Description	December 31, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,027	$7,027	$—	$—
Total assets measured and recorded at fair value	$7,027	$7,027	$—	$—
Liabilities:
Warrant liability	$52	$—	$—	$52
Contingent consideration	4,912	—	—	4,912
Total liabilities measured and recorded at fair value	$4,964	$—	$—	$4,964

The Company did not transfer any financial instruments into or out of Level 3 classification during the three or nine months ended September 30, 2020 or during the year ended December 31, 2019. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the nine months ended September 30, 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
A reconciliation of the change in the fair value of the contingent consideration liability for the nine months ended September 30, 2020 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2019	$4,912
Change in the estimated fair value of the contingent consideration	268
Contingent consideration, September 30, 2020	$5,180

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

The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. Changes in fair value reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time. As of September 30, 2020, estimated future contingent milestone payments related to the Company's business range from zero, if no milestone events are achieved, to a maximum of $30.0 million if all development and commercial milestones are reached. As of September 30, 2020, resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 11.8% for development milestones and cost of debt of 5.4% for the commercial milestones. The Company estimates the timing of achievement of these development milestones to range from five to eight years as of September 30, 2020.

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Insurance	$693	$200
Clinical trial costs	181	224
Professional fees	125	49
Other	31	84
Prepaid expenses and other current assets	$1,030	$557

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Clinical trial costs	$1,202	$371
Compensation and related benefits	719	606
Professional fees	383	194
Accrued expenses and other current liabilities	$2,304	$1,171

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Commitments and Contingencies

Office Space

During the second quarter of 2020, the Company entered into a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began on June 5, 2020 and has a term through December 31, 2024. The Company recognized a current operating lease liability of $0.1 million and a non-current operating lease liability of $0.9 million with a corresponding right of use asset ("ROU") of $1.0 million, which is based on the present value of the minimum rental payments of the lease. The discount rate of the Company's operating lease under ASC 842 is the Company's estimated incremental borrowing rate of 13%. As of September 30, 2020, the lease has a remaining term of 4.25 years.

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

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended September 30, 2020 and 2019. Rent expense related to the Company's operating leases was approximately $0.3 million for each of the nine months ended September 30, 2020 and 2019. Future minimum lease payments under the Company's non-cancelable operating leases are as follows as of September 30, 2020 (in thousands):

Future minimum lease payments:
2020 (remaining)	$75
2021	302
2022	311
2023	321
2024	330
Total future minimum lease payments	1,339
Less: imputed interest	(330)
Current and non-current operating lease liability	$1,009

Operating lease amortization of the ROU asset was $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.3 million for each of the nine months ended September 30, 2020 and 2019.

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

The Company’s predecessor company, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal. The remaining legal proceedings to which the Company is now subject are as follows:

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

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2020 Registered Offering”), (i) an aggregate of 1,189,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock at an offering price of $3.9725 per pre-funded warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for up to an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant was immediately exercisable upon issuance and will expire five and one-half years from the issuance date. The net proceeds to the Company from the January 2020 Registered Offering, after deducting placement agent fees and related offering expenses, and excluding the exercise of any warrants, was approximately $6.0 million.

On July 31, 2020, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell, in a private placement directly to the PIPE Investors (the "July 2020 PIPE Offering"), 2,744,078 shares of its common stock and accompanying warrants to purchase up to an aggregate of 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants were immediately exercisable upon issuance at an exercise price of $3.30 per share and will expire five years from the date of issuance. The July 2020 PIPE Offering closed on August 4, 2020. The net proceeds to the Company from the July 2020 PIPE Offering, after deducting placement agent fees and related offering expenses, and excluding the exercise of any warrants, were approximately $8.5 million.

The shares of common stock (and shares of common stock underlying the warrants) issued in the July 2020 PIPE Offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-3 (333-246333) filed with the Securities and Exchange Commission ("SEC") and declared effective on August 24, 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
As of September 30, 2020, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	3,864
Stock options outstanding	208
RSUs outstanding	170
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	101
Shares reserved for future issuance under the Employee Stock Purchase Plan	8
Total common stock reserved for future issuance	4,351

Stock Subscription Receivable

Prior to December 31, 2019, the Company sold 75,000 shares of common stock for gross proceeds of $0.3 million. As the gross cash proceeds of $0.3 million were not received until January 2, 2020, the Company recorded a stock subscription receivable of $0.3 million as of December 31, 2019.

8. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the nine months ended September 30, 2020 (in thousands):

Warrant Issuance	Outstanding, December 31, 2019	Granted	Exercised	Canceled/Expired	Outstanding, September 30, 2020	Expiration
July 2020 PIPE Offering	—	2,744	—	—	2,744	August 2025
January 2020 Offering	—	819	—	—	819	July 2025
Pre-funded January 2020 Offering	—	449	(449)	—	—	July 2025
June 2019 Offering	2	—	—	—	2	June 2024
March 2019 Exercise Agreement	63	—	—	—	63	March 2024
July 2018 Offering	208	—	—	—	208	July 2023
Series A Convertible Preferred	19	—	—	—	19	September 2023
2017 Equilibria	6	—	—	—	6	December 2022
Galena February 2017	1	—	—	—	1	February 2022
Galena Other	3	—	—	(1)	2	January 2022
	302	4,012	(449)	(1)	3,864

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

As of September 30, 2020

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	3.00	131.54%	0.16%
Galena February 2017	1	$1,650.00	1.37	135.60%	0.13%
Galena Other	2	$30,901.09	1.29	135.60%	0.13%

As of December 31, 2019
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Series A Convertible Preferred	19	$7.50	3.75	112.84%	1.64%
Galena February 2017	1	$1,650.00	2.12	114.91%	1.64%
Galena Other	3	$41,494.00	1.43	114.91%	1.64%
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

The changes in fair value of the warrant liability for the nine months ended September 30, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants granted	Fair value of warrants exercised	Adjustment to exercise price of warrants	Change in fair value of warrants	Warrant liability, September 30, 2020
Series A Convertible Preferred	$52	$—	$—	$—	$(25)	$27
Galena February 2017	—	—	—	—	—	—
	$52	$—	$—	$—	$(25)	$27

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Warrants Classified as Equity

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during the January 2020 Offering and concurrent private placement and the warrants to acquire shares of common stock issued during the July 2020 PIPE Offering were recorded as equity upon issuance. During its evaluation of equity classification of these pre-funded warrants and common stock purchase warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

Warrant Modification

On March 6, 2019, the Company entered into a Warrant Exercise Agreement (the "March 2019 Exercise Agreement") with one of the holders of the Company's warrants issued in July 2018. Pursuant to the March 2019 Exercise Agreement, new warrants to purchase up to an aggregate of approximately 76,000 shares of common stock at an exercise price of $70.00 per share ("March 2019 Exercise Agreement Warrants") were issued on a share-for-share basis in an amount equal to the number of the warrants issued in 2018 that were cash exercised by the warrant holder prior to May 31, 2019. On January 2, 2020, the Company amended the March 2019 Exercise Agreement Warrants to provide for an exercise price of $7.50 per share (subject to adjustment for stock splits and the like). The reduced exercise price of the 63,000 March 2019 Exercise Agreement Warrants increased the fair value of these warrants by approximately $0.1 million during the nine months ended September 30, 2020, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and additional paid-in-capital.

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

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of September 30, 2020, 100,689 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$5	$(1)	$10	$(4)
General and administrative	141	116	427	430
Total stock-based compensation	$146	$115	$437	$426

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The assumptions used during the nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Nine Months Ended September 30,
	2020	2019
Risk free interest rate	0.62%	2.49%
Volatility	106.24%	96.57%
Expected lives (years)	6.15	6.20
Expected dividend yield	—%	—%

There were no options granted during the three months ended September 30, 2020 and 2019. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $1.53 and $54.00, respectively.

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

As of September 30, 2020, there was $0.8 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.12 years.

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2020:

	Total Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	21,520	$112.81	8.98	$—
Granted	186,000	1.87		$—
Outstanding at September 30, 2020	207,520	$13.38	9.33	$145
Options exercisable at September 30, 2020	10,892	$129.19	8.16	$—

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2020 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on September 30, 2020 of $2.65 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Performance and Service Conditions

The Company granted RSUs subject to both performance-based and service-based vesting conditions to certain of its employees pursuant to the Company's 2019 Equity Incentive Plan that will settle in shares of common stock. These RSUs vest based on the achievement of certain clinical and regulatory milestones and the respective employee's continued employment with the Company. As of September 30, 2020, there was $0.3 million of unrecognized compensation cost related to outstanding RSUs.

The following table summarizes RSU activity of the Company for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	—	$—
Granted	170,000	$1.89
Vested	—	$—
Unvested at September 30, 2020	170,000	$1.89

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
10. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2020 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report, and our other public reports filed with the SEC.

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

In February 2020, we commenced an investigator-sponsored clinical trial, or IST, of GPS in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, Opdivo® (nivolumab), in patients with malignant pleural mesothelioma, or MPM, which is being conducted at MSK. This Phase 1 open-label clinical study is enrolling patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy with the study drug provided by both us and Bristol-Myers Squibb. We expect initial data from this IST by the end of 2020.

In January 2020, we commenced a Phase 3 trial for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of their second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. We expect this study, the Regal study, will be used as the basis for a Biologics License Application, or BLA, submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. The study is expected to enroll approximately 116 patients at approximately 50 clinical sites in the United States and Europe and is contemplated to have a planned interim safety and futility analysis after 80 events (deaths) which we expect to occur by the end of 2021 or early 2022.

In December 2018, we initiated a Phase 1/2 multi-arm (‘basket’ type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). We plan to enroll up to approximately 90 patients at up to 20 centers in the United States. The primary indication currently being studied in ovarian cancer (second or third line) with initial data from this study expected in the first half of 2021.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus to be a “pandemic”. The COVID-19 pandemic continues to present substantial public health and economic challenges around the world which have impacted, and will continue to impact, millions of individuals and business worldwide. As we have historically functioned operationally as a semi-virtual company, the transition to “work-from-home” for our employees has not materially altered our business operations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance which provides for a hybrid of remote and in-office work, and we expect to operate on such a semi-virtual basis for the remainder of 2020 and into early 2021. We are continuously monitoring the impact of the pandemic on our clinical development programs. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States and Europe has continued. During the third quarter of 2020, we initiated additional sites as planned. However, we are observing that clinical site initiations and patient enrollment may be delayed due to prioritization of hospital resources towards the COVD-19 pandemic. Clinicians and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt operations at sites. Accordingly, we are uncertain at this time the extent to which these newly initiated sites will be fully operational, which we believe could have an impact on the projected timing of the REGAL study. Additionally, several European Union countries in which we plan to initiate clinical sites, including Germany, France, and Italy, have imposed new "lockdown" restrictions in response to the recent surge in coronavirus cases throughout the European Union. Accordingly, we now believe that planned interim safety and futility analysis for the REGAL study may occur by the end of 2021 or early 2022. Screening is ongoing at the majority of the sites in the GPS + pembrolizumab combination study and we continue to expect initial clinical data from the basket study in the first half of 2021. We believe that the COVID-19 pandemic has not materially impacted our efforts to out-license NPS. The full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat COVID-19, the overall duration of the outbreak, the emergence of new geographic hotspots where the coronavirus is spreading more rapidly, and the re-emergence of more severe outbreaks in the fall or winter, among others. In particular, the continued spread of the coronavirus globally could adversely impact our clinical trial operations and could have an adverse impact on our business and the financial results.

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

Critical Accounting Policies and Estimates

In the 2019 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2019 that are not included in Note 3 of the accompanying consolidated financial statements for the three and nine months ended September 30, 2020. Readers are encouraged to read the 2019 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$2,367	$1,799	$568
General and administrative	2,125	2,385	(260)
Total operating expenses and operating loss	(4,492)	(4,184)	(308)
Non-operating income (expense), net	19	(18)	37
Net loss	$(4,473)	$(4,202)	$(271)

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$6,511	$5,039	$1,472
General and administrative	6,312	7,523	(1,211)
Total operating expenses and operating loss	(12,823)	(12,562)	(261)
Non-operating income (expense), net	(218)	689	(907)
Net loss	$(13,041)	$(11,873)	$(1,168)

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development
Research and development expenses were $2.4 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019. The $0.6 million increase was primarily attributable to a $0.3 million increase in clinical trial expenses primarily due to the initiation of our Phase 3 trial of GPS in AML in 2020, a $0.2 million increase in outsourced clinical and regulatory consulting services in support of our clinical programs, and a $0.1 million increase in personnel related expenses due to increased headcount. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including our Phase 3 trial of GPS in AML and the ongoing basket trial of GPS in combination with pembrolizumab.

Research and development expenses were $6.5 million for the nine months ended September 30, 2020 compared to $5.0 million for the nine months ended September 30, 2019. The $1.5 million increase was primarily attributable to a $1.1 million increase in clinical trial expenses primarily due to the initiation of our Phase 3 trial of GPS in AML in 2020, a $0.7 million increase in outsourced clinical and regulatory consulting services in support of our clinical programs, and a $0.2 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.2 million decrease in manufacturing expenses and a $0.3 million decrease in licensing fees per our license agreements.

General and Administrative

General and administrative expenses were $2.1 million for the three months ended September 30, 2020 compared to $2.4 million for the three months ended September 30, 2019. The $0.3 million decrease was primarily due to a $0.2 million decrease in legal fees, a $0.2 million decrease in personnel related expenses due to reduced headcount, and a $0.1 million decrease in other general and administrative expenses. These decreases were partially offset by a $0.2 million increase in insurance premiums due to hardening insurance markets.

General and administrative expenses were $6.3 million for the nine months ended September 30, 2020 compared to $7.5 million for the nine months ended September 30, 2019. The $1.2 million decrease was primarily due to a $1.4 million decrease in legal fees, a $0.5 million decrease in personnel related expenses due to reduced headcount, and a $0.2 million decrease in professional services. These decreases were partially offset by a $0.7 million increase in insurance premiums due to hardening insurance markets and $0.2 million in outsourced professional services and public company costs.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and nine months ended September 30, 2020 and 2019, respectively, was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Change in fair value of warrant liability	$6	$(49)	$55	$25	$1,108	$(1,083)
Change in fair value of contingent consideration	13	(28)	41	(268)	(510)	242
Interest income, net	—	59	(59)	25	91	(66)
Total non-operating income (expense), net	$19	$(18)	$37	$(218)	$689	$(907)

Net non-operating income (expense) was nominal for the three months ended September 30, 2020 and 2019.

Net non-operating expense of $0.2 million during the nine months ended September 30, 2020 was primarily due to the increase in the change in the fair value of the contingent consideration liability partially offset by a slight decrease in the change in the fair value of the warrant liability and nominal interest income. The change in the fair value of contingent consideration liability reflect the interest component of contingent consideration related to the passage of time. The decrease in the estimated fair value of our warrant liability was primarily due to a decrease in our common stock price.

Net non-operating income of $0.7 million during the nine months ended September 30, 2019 was primarily due to a $1.1 million gain arising from the decrease in the fair value of liability-classified warrants to acquire shares of common stock, partially offset by a $0.5 million increase in the fair value of the contingent consideration liability. The decreases in the estimated fair value of our warrant liability were primarily due to decreases in our common stock price.

Interest income consisted of interest earned from our cash and cash equivalents.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three and nine months ended September 30, 2020 and 2019. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales or collaboration and licensing agreements during the three and nine months ended September 30, 2020 and 2019. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

On July 31, 2020, we entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors named therein (the “PIPE Investors”), pursuant to which we agreed to issue and sell, in a private placement directly to the PIPE Investors (the "July 2020 PIPE Offering"), 2,744,078 shares of its common stock and accompanying warrants to purchase an aggregate of up to 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants are immediately exercisable at an exercise price of $3.30 per share and will expire five years from the date of issuance. The July 2020 PIPE Offering closed on August 4, 2020. The net proceeds to us from the July 2020 PIPE Offering, after deducting the placement agent fee and related offering expenses, and excluding the exercise of any warrants, were approximately $8.5 million.

On January 9, 2020, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain investors named therein, or the Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the Investors, or the January 2020 Registered Direct Offering, (i) an aggregate of 1,189,000 shares of our common stock at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of our common stock, or the Pre-Funded Warrants, at an offering price of $3.9725 per Pre-Funded Warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, we issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant is immediately exercisable and will expire five and one-half years from the issuance date. The net proceeds to us from the January 2020 Registered Direct Offering, after deducting the placement agent fee and related offering expenses, and excluding the exercise of any warrants, was approximately $6.0 million.

As of September 30, 2020, we had an accumulated deficit of $114.2 million, cash and cash equivalents of $8.2 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $4.2 million as of September 30, 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of any current or future product candidates in development.

This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity, considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent. Our management believes that our cash and cash equivalents of $8.2 million as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2021. We will require additional financing to fund our operations thereafter and to commercially develop any current or future product candidates. We may be required to delay, scale back or eliminate some or all of our research and development programs and place certain activities on hold or cease operations if we are unable to raise funds as needed.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(13,841)	$(13,467)
Financing activities	14,767	17,250
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$926	$3,783

Net Cash Flow from Operating Activities

Net cash used in operating activities of $13.8 million during the nine months ended September 30, 2020 was primarily attributable to our net loss of $13.0 million and a $1.6 million net change in our operating assets and liabilities, which was offset by various net non-cash charges of $0.8 million. The net change in our operating assets and liabilities of $1.6 million is primarily attributable to an increase in prepaid expenses and other current assets of $0.6 million and a $1.0 million decrease in accounts payable and accrued expenses and other current liabilities.

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

Net Cash Flow from Financing Activities

We generated $14.8 million of net cash from financing activities for the nine months ended September 30, 2020. We received $14.5 million in aggregate net proceeds from our January 2020 Registered Offering and July 2020 PIPE Offering through the sale of securities and $0.3 million from the collection of our stock subscription receivable in January 2020.

We generated $17.3 million of net cash from financing activities for the nine months ended September 30, 2019. We received $13.7 million in net proceeds from our June 2019 Offering through the sale of shares of common stock, pre-funded warrants to acquire shares of common stock, and accompanying common stock warrants to acquire shares of common stock. As of September 30, 2019, we had $0.2 million of offering expenses from the June 2019 Offering in accounts payable and accrued expenses that were paid in the fourth quarter of 2019. In addition, during the nine months ended September 30, 2019, we received $3.6 million in net proceeds from the exercise of warrants and pre-funded warrants.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1	Form of Warrant	8-K	4.1	August 3, 2020
10.1	Form of Purchase Agreement	8-K	10.1	August 3, 2020
10.2	Form of Registration Rights Agreement	8-K	10.2	August 3, 2020
10.3	First Amendment to Amended and Restated Exclusive License Agreement between SLSG Limited LLC and Memorial Sloan Kettering Cancer Center, effective as of September 29, 2020**
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
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

Date: November 13, 2020