Form 10-K
period 2020-12-31
SELLAS Life Sciences Group, Inc.
filed 2021-03-23
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Address of principal executive officers)
(646) 200-5278
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $19,657,900 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 22, 2021, SELLAS Life Sciences Group, Inc. had outstanding 15,084,754 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The COVID-19 pandemic has caused a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. We expect the COVID-19 pandemic to have both a direct and an indirect impact on our business operations and financial results; the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the availability of safe and effective vaccines and the uptake thereof. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report on Form 10-K, which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-K - Annual Report
For the Year Ended December 31, 2020

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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled “Risk Factors”. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:
•Our business, in particular our clinical development programs, has been and may continue to be adversely affected by the COVID-19 pandemic.
•We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future as we continue development and, subject to positive data and regulatory approval, commercialization of our product candidates.
•We currently have no source of product revenues. We may never generate revenues or achieve profitability.
•We will need additional financing to fund our operations and complete the development and, subject to positive data and regulatory approval, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.
•Our lead product candidate galinpepimut-S, or GPS, represents a new therapeutic approach that presents significant challenges.
•We may find it difficult to enroll patients in our clinical trials due to the impact of COVID-19 and given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Our existing product candidates in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.
•Our current and future product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.
•Our current and future product candidates could fail to receive regulatory approval from the FDA.
•Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.
•We have limited to no manufacturing, sales, marketing or distribution capability and must rely upon third parties for such.
•If any of our CMOs’ clinical manufacturing facilities are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.
•We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs or other key third-party vendors, we may not be able to obtain regulatory approval for or commercialize our current or future product candidates on a timely basis, if at all.
•We have in-licensed a significant portion of our intellectual property from Memorial Sloan Kettering Cancer Center, or MSK. If we breach our license agreement with MSK, we could lose the ability to continue the development and potential commercialization of GPS.
•We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our product candidates and that are of sufficient breadth to prevent third parties from competing against us.

•Our pending and future patent applications, and any collaboration or commercialization partner’s pending and future patent applications, may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.
•Our product candidates may face biosimilar competition sooner than expected after the expiration of our composition of matter patent protection for such products.
•Our commercial success depends upon attaining significant market acceptance of our current and future product candidates, if approved, among physicians, patients, healthcare payors and cancer treatment centers.
•Even if we are able to commercialize our current or future product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize our products, which could harm our business.
•Recently enacted and future legislation, including potentially unfavorable pricing regulations, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our current or future product candidates and affect the prices we may obtain.
•We have been involved in multiple legal and governmental proceedings, including securities class action litigation, and may in the future be involved in proceedings, relating to the commercial activities of our predecessor that could divert management’s attention and adversely affect our financial condition and our business.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reports, which would harm our business, the trading price of our common stock and our ability to raise additional capital in the future.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.
•We will likely need to secure additional capital which may cause dilution to you and our existing stockholders, provide subsequent investors with rights and preference that are senior to yours, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

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

In January 2020, we commenced in the United States a Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. In the second half of 2020, we received approval from each of the French and German regulatory authorities to advance the REGAL study in France and Germany, respectively. We expect approvals from additional European health authorities in early 2021 which will allow us to expand AML patient enrollment for the REGAL study in Europe. We plan to enroll approximately 116 patients at up to approximately 135 clinical sites primarily in the United States and Europe with a planned interim safety and futility analysis after 80 events (deaths) which we anticipate will take place in the first half of 2022, provided that the ongoing COVID-19 pandemic does not significantly adversely impact our projected timeline for enrollment.

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in the Greater China territory (mainland China, Hong Kong, Macau and Taiwan). We have retained sole rights to GPS and GPS+ outside of the Greater China area.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). The tumor type currently being studied is ovarian cancer (second or third line). We reported initial data from this study in December 2020 and we expect to report further clinical and immunobiological data by the end of the first half of 2021. We, together with Merck, have determined not to pursue the following indications as part of the basket study: colorectal cancer, triple negative breast cancer, small cell lung cancer, or SCLC, or AML, and we are exploring other additional potential indications to investigate in the study.

In February 2020, a Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. In December 2020, we announced initial data from this study and we expect to report further clinical and immunobiological data by the end of the first half of 2021.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor 2, or HER2, expressing cancers. Data presented in 2018 from a Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER2 low expressing (1+ or 2+ per immunohistochemistry, or IHC) breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS, rate for the TNBC cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. Following discussions with the FDA and based upon written feedback from the FDA and on the totality of clinical, safety and translational NPS data to date, we have finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment. If successful, we believe this study may be considered as the basis for a BLA submission to the FDA. We are seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and we do not plan to conduct and fund a Phase 3 program for NPS on our own.

FBP-targeting bivalent vaccine (GALE-301/-302)

In order to prioritize development of our core assets, we determined to cease development of GALE-301 and GALE-302, cancer immunotherapies that target the E39 peptide derived from the folate binding protein, or FBP, which were licensed in from The Henry M. Jackson Foundation, or HJF, and the MD Anderson Cancer Center, or MDACC. We entered into a Termination Agreement with HJF and MDACC in February 2021.

The chart below summarizes the current status of our clinical development pipeline:

Recent Developments

Subsequent to December 31, 2020, we received $3.0 million of gross proceeds from the exercise of 830,200 warrants to acquire shares of common stock at a weighted average exercise price of $3.61.

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

As a result of the Merger, our business is now substantially comprised of the business of Private SELLAS, and although we are considered the legal acquiror of Private SELLAS, for accounting purposes, Private SELLAS is considered to have acquired our company in the Merger. Consequently, the Merger is accounted for as a reverse acquisition. Upon completion of the Merger, we changed our name from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.,” our common stock began trading on The Nasdaq Capital Market, or Nasdaq, under a new ticker symbol “SLS” on January 2, 2018 and our financial statements became those of Private SELLAS.

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

Market

According to a January 2020 report by Kelly Scientific Publications, cancer immunotherapy drugs have already captured nearly 50% of the overall oncology drugs market in 2019, generating about $75 billion in that year alone and are forecast to surpass $115 billion in 2023. Additionally, an October 2019 Allied Market Research report on the estimated entire market value of oncology drugs (of any type) suggests that cancer immunotherapies could represent up to 77% of that total value by 2023. According to a report published in September 2018, it was projected that approximately 70% of the 2019 immunotherapy market would be comprised of checkpoint inhibitors (~30% of the market share), immune synapse co-stimulators and bispecific monoclonal antibodies (~40% of the market share), as well as approximately 30% of other immunotherapies, including chimeric antigen receptor (CAR) T-cell therapies and other cell-based modalities (e.g., ex vivo modified natural killer or NK cells). It is predicted that the checkpoint inhibitor market share will decrease slightly by 2023, reaching a 27% value (from a 30% value in 2019), as novel therapies, including peptide cancer active immunizers (vaccines) such as our product candidates, GPS and NPS, and cell-based therapies, advance into regulatory approvals and use in the cancer market.

The total number of newly diagnosed patients with AML per year in the United States is approximately 21,450 (2019 epidemiological data: American Cancer Society). It is estimated that the number of adult patients of any age with AML in the United States per year who successfully enter into CRem2, the indication of our REGAL study, is approximately 2,000 patients and approximately 4,700 patients outside of the United States in the rest of the world, or ROW, while the number of patients who achieve first complete remission, or CRem1, is estimated to be approximately 16,400 patients in the United States and approximately 38,100 patients ROW.  The number of patients potentially eligible for GPS maintenance therapy after achievement of CRem2 status is approximately 1,200 patients in the United States and approximately 2,800 patients ROW.

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

After subcutaneous injection, the WT1 peptides within GPS disperse locally underneath the injection site and at local lymph nodes and are ingested by APCs. Digested peptide fragments are then presented on the surface of APCs to CD8 and CD4 lymphocytes while simultaneously associated on the cell membrane with major histocompatibility complexes, or MHC, human leukocyte antigen, or HLA, molecules. This process activates the CD4 and CD8 cells and sensitizes them to the key 25 epitopes of WT1, thus initiating the process of short- and long-term T-cell-mediated immunity against WT1.

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

Potential Key Differentiators

GPS’ potential key differentiators as compared to other active immunization or vaccine-type approaches, as well as compared to immunotherapy approaches more generally, are as follows:
•heteroclitic peptides may offer increased immune response and less potential for tolerance;
•multivalent oligopeptide mixture potentially drives differentiated immunotherapeutic efficacy, targeting 25 key epitopes of WT1;
•potentially applicable to 20 or more cancer types worldwide and the vast majority of HLA types;
•CRem or MRD status (after initial tumor debulking with preceding standard therapy) is the preferred setting for GPS monotherapy;
•not directly competitive with current clinical standard of care therapies, but rather believed to complement them in the maintenance setting;
•potential for combination approaches with other cancer immunotherapies, due to tolerable adverse event profile;
•anticipated cost-effective manufacturing; allogeneic, “off-the-shelf,” vialed subcutaneously administered drug that is not patient-specific; and
•positive Phase 2 clinical data on effectiveness (based on overall survival, or OS, in AML and progression-free survival, or PFS, in MM) with good tolerability and a favorable safety profile.

Development Program for GPS

GPS has the potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. We are currently exploring the potential role for GPS in both monotherapy and combination therapy environments:
•GPS monotherapy: Phase 2 clinical trials of GPS as monotherapy for AML, MPM and MM have been completed. In January 2020, we commenced the Phase 3 clinical trial of GPS in AML, also known as the REGAL study. The pivotal Phase 3 REGAL study is a 1:1 randomized, open-label study comparing GPS monotherapy in the maintenance setting to investigators’ choice of best available treatment in AML patients who have achieved hematologic complete remission, with or without thrombocytopenia (CRem2/CRem2p), after second-line antileukemic therapy and who are deemed ineligible for or unable to undergo allogeneic stem-cell transplantation. The study is expected to enroll approximately 116 patients across up to approximately 135 clinical sites primarily in the United States and Europe. The primary endpoint is overall survival, or OS, from the time of study entry. The Phase 2 study in AML CRem2 patients, which is the same indication as the Phase 3 REGAL study, showed a median OS of 21.0 months, at a median follow-up of 30.8 months, in patients receiving GPS compared to 5.4 months in contemporaneously treated patients with best standard therapy. See data set forth in “- AML Clinical Data.”
•GPS combination therapy:
◦Combination basket study: In December 2018, we initiated a Phase 1/2 multi-arm "basket" type clinical trial of GPS in combination with the anti-PD-1 therapy pembrolizumab (Keytruda) in collaboration with a Merck & Co., Inc., Kenilworth, N.J., U.S. subsidiary (known as MSD outside the United States and Canada), or Merck. The purpose of the basket trial is to determine if the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect.

◦Mesothelioma: A Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced in February 2020 at MSK. The study drug is being provided by us and Bristol-Myers Squibb. The principal investigator for the study is Dr. Marjorie G. Zauderer, MD, Co-Director, Mesothelioma Program and Associate Attending Physician in the Thoracic Oncology Service, Department of Medicine at MSK. The purpose of the trial is to determine if the administration of GPS in combination with nivolumab has the potential to demonstrate antitumor immune responses and meaningful clinical activity in the presence of macroscopic disease in MPM patients. The study will also investigate the tolerability of the combination, evaluate the immunogenicity of the two agents administered together, by CD4+ and CD8+ T-lymphocytes (both peripherally and at the tumor site), and gauge the degree of clinical benefit by assessment of the overall response rate with the combination in comparison with that reported with nivolumab alone in historical comparable patient populations. In a randomized, controlled, blinded Phase 2 clinical trial in MPM patients completed in 2017, GPS monotherapy given as maintenance after first line tumor-debulking multimodality treatment demonstrated meaningful clinical activity with median survival of 22.8 months vs. 18.3 months in the control group (N=41) and with associated sustained immune responses (both CD4+ and CD8+) against the WT1 antigen while adverse events were mainly comprised of low grade reactions at the site of the injection.

Targeted Indications

GPS Monotherapy for Acute Myeloid Leukemia (AML)

Current AML Treatment Therapies

AML is an aggressive and highly lethal blood cancer characterized by the rapid growth of abnormal white blood cells that build up in the bone marrow and interfere with the production of normal blood cells. Its symptoms include fatigue, shortness of breath, bruising and bleeding, and increased risk of infection. The cause of AML is unknown, and the disease is typically fatal within weeks or months if untreated. AML most commonly affects adults, and its incidence increases with age. Until recently, the overall treatment landscape for AML had remained static for decades, as numerous targeted and antiproliferative agents were unsuccessful in providing meaningful long-term clinical benefits, including increments in survival. In recent years, additional drugs have been approved and current standard treatments include chemotherapy (including the fixed-combination of chemotherapy Vyxeos), hypomethylating agents, or HMAs, drugs that target mutations of the isocitrate dehydrogenase, type-1 and -2 proteins and the FMS-like tyrosine-protein kinase, FLT3, proteins in patients whose disease harbors these genetic aberrations, the B-cell lymphoma 2 inhibitor venetoclax (typically in combination with chemotherapy or HMAs), the CD33-targeting antibody-drug conjugate gemtuxumab osogamicin, and the sonic hedgehog signaling inhibitor glasdegib. Select patients could also undergo an allogeneic hematopoietic, or blood-forming, stem cell transplant, or allo-HSCT. The effect of newer agents on overall survival has not yet been confirmed in large controlled clinical trials. One of the fundamental goals of therapy for AML, both in the upfront and salvage settings, is for the patient to achieve a state of complete remission, or CRem. CRem is defined per consensus criteria by the European Leukemia Net, whereby the hematologic and clinical features of the disease are no longer detected. In the first line setting, once AML patients achieve a status of first CRem (CRem1) they have two options for a meaningful long-term benefit: allo-HSCT and maintenance therapy with the oral form of the HMA azacytidine, which was recently approved for use by the FDA. In the second line setting, i.e., in AML patients who have relapsed and are receiving salvage antileukemic therapy, we are not aware of any therapies, other than allo-HSCT, that have shown through rigorous blinded, randomized, controlled clinical trials to offer a meaningful long-term benefit (either relapse-free or overall survival) when used as maintenance after patients achieve a status of CRem2. Once the disease relapses after second-line therapy, patients have limited options which currently include off-label administration of HMAs, venetoclax in combination with either HMAs or low-dose cytarabine or investigational agents in the context of a Phase 1/2 clinical trial. No third-line therapies have shown demonstrable clinical impact to date in AML patients after their second relapse and eventually AML patients in second relapse generally succumb to AML or complications associated with it. We believe that there is a significant unmet medical need for a clinically safe and effective therapy as maintenance after AML patients achieve CRem2 status following successful second-line (salvage) therapies, as a large significant proportion of these patients are ineligible for or unable to undergo allo-HSCT.

The AML indication was chosen for first-in-human clinical studies of GPS for the following reasons:
•AML presents a clinical setting in which CRem status (specifically CRem2) can be achieved with standard antileukemic therapy;
•the high degree of unmet medical need in recurrent/relapsed AML and the absence of an effective maintenance therapy over the decades after salvage re-induction until and immediately after achievement of CRem2 status, especially considering that most patients in this clinical scenario are older than 60 years of age;
•the almost universal expression of WT1 in leukemic blasts, which are AML’s replicating malignant cells, as well as leukemic stem cells, or LSCs, cells that are or become extremely resistant to standard chemotherapy or targeted agent approaches and which can be realistically eradicated only with immunotherapy methods (including allo-HSCT). LSCs have been shown to be susceptible to targeting by cytotoxic T cells (CD8 and CD4 cells) stimulated against leukemia-associated antigens and we predicted this would be the case for GPS;
•the fact that WT1 has been associated with the actual development of leukemia;
•the positive correlation between the level of expression of WT1 and the prognosis in AML;
•the fact that the level of expression of WT1 can be followed over time in patients during and after therapy, including immunotherapy, as a method of monitoring for MRD;
•early evidence from mouse models that vaccination with peptides against select WT1 antigenic epitopes leads to detection of immune response;
•early evidence that human immunocytes sensitized ex-vivo to peptides contained in GPS were able to recognize naturally presented WT1 peptides on the surface of several leukemia cell lines;
•early anecdotal (at the time) clinical data showing antileukemic activity of WT1 monovalent vaccines in the CRem1 maintenance setting in Japanese population (albeit restricted to HLA-A*2401 type), as well as a dendritic cell vaccine in the Netherlands (independent of HLA haplotype) in the same setting;
•a predictive assumption of very low to negligible degree of clinical toxicity with a WT1-targeted immunotherapy such as GPS, due to the fact that WT1 in normal, non-cancerous, tissues is both expressed at extremely low levels and limited in number of organs and tissues, but also due to the fact that WT1 fragments, or peptide epitopes, in normal cells are presented to host APCs in a different manner than are WT1 fragments produced in cancer cells; of note, WT1 expression in normal tissues of adults is limited to the podocyte layer of the glomerulus (kidney), Sertoli cells (testis), granulosa cells (ovary), decidual cells (uterus), mesothelial cells (peritoneum, pleura), mammary duct and lobule (breast), and blood-forming (hematopoietic) progenitor cells (CD34+ cells in the bone marrow); and
•the advent of modern immunotherapeutics in cancer and the promise of an innovative, off-the-shelf potentially effective, low adverse event burden immunotherapy to prevent or delay relapse in patients once they achieve CRem status in AML, a disease that has historically been associated with dearth of deep and sustained responses to checkpoint inhibitors.

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

AML Phase 3 Clinical Trial

In January 2020, we commenced a Phase 3 pivotal registration-enabling study for GPS in AML patients in second complete remission, including those in complete remission with incomplete platelet recovery. This study, which we refer to as the REGAL study, is a 1:1 randomized, open-label study comparing GPS in the maintenance setting to investigators’ choice of best available treatment, or BAT, in adult AML patients (age >18 years) who have achieved their second hematologic (morphological) complete remission, with or without thrombocytopenia (CRem2/CRem2p; with “p” designating platelets), after second-line antileukemic therapy and who are deemed ineligible for or unable to undergo allo-HSCT. The primary endpoint is OS and secondary endpoints include leukemia-free survival rates of achievement of MRD negativity, and antigen-specific T-cell immune response dynamics over time. We expect this study will be used as the basis for a BLA submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the FDA. In the second half of 2020, we received approval from each of the French and German regulatory authorities to advance the REGAL study in France and Germany, respectively. We expect approvals from additional European health authorities in early 2021 which will allow us to expand AML patient enrollment for the REGAL study in Europe.

The REGAL study is expected to enroll approximately 116 patients at up to approximately 135 clinical sites primarily in the United States and Europe. We believe that the COVID-19 pandemic has impacted the timeline for the REGAL study. Since we commenced the study in 2020, we have been initiating sites in United States and the European Union. However, since the onset of the COVID-19 pandemic, we have observed that, at certain times and in certain instances, clinical site initiations and patient enrollment have been delayed, likely due to prioritization of hospital resources towards the pandemic. Clinicians and patients may not have been able to comply with clinical trial protocols if quarantines impeded patient movement or interrupted operations at sites. Certain newly initiated sites have taken longer than expected to be fully operational. Additionally, several European Union countries in which we plan to initiate clinical sites, including Germany, France, and Italy, continue to impose restrictions in response to the continued surge in coronavirus cases throughout the European Union. We believe that these factors have had and could continue to have an impact on the projected timeline for enrollment of patients in the REGAL study. We have taken several steps to mitigate these actual and potential delays, including increasing the number of clinical sites from 50 to up to approximately 135, increasing the number of European Union and other countries in which sites were or will be initiated, allocating additional resources, including additional CROs and internal personnel, to the REGAL study. The study will have a single planned interim safety and futility analysis after 80 events (deaths). Based upon our current assumptions, including with respect to continuing impact of COVID-19, we believe that this analysis will occur in the first half of 2022, provided that our assumptions regarding COVID-19, including the duration thereof and the availability and uptake of vaccines, especially in Europe, remain unchanged.

The key features and schema of this study are shown in the following graphic:

Target Population and Inclusion Criteria

CR2/CRp2 AML Patients post-2L therapy (excluding agents for targeted molecular aberrations)[1]

N = 116. Patients >18 years old

Ineligible/unable to undergo imminent Allogeneic Stem Cell Transplant (ASCT)

Global Study; up to approximately 135 sites primarily in U.S. and Europe

Treatment: Open Label; Randomised Multi-center Phase 3 Trial

R

1:1

Cohort 1

GPS: 800 µg of peptide mixture; 200 µg of each peptide/dose

Administration Schedule: 1 year

0 2 4 6 8 10 14 18 22 26 30 34 40 46 52

Cohort 2

Best Available Therapy (BAT)

Clinician's choice of 4 regimens (Observation; HMAs and/or Ventoclax and/or Low-dose Ara-C

Endpoints and Interim Analysis

Primary Endpoint: Overall Survival

- At least **90% powered** under an
- Assumed Hazard Ratio (HR) of 0.52
- GPS **median OS of 10.0 vs 5.4 months** BAT
- To declare statistical significance, need either a **HR of <0.60 at interim analysis, or a HR of <0.675 at final analysis**

Interim Analysis: one read-out for efficacy by Independent data monitoring committee (IDMC) after first **80 events**

U.S. & Global Lead

Hagop Kantarjian, MD
Distinguished Professor; Head, Dept. of Leukemia
M.D. Anderson Cancer Center, Houston, Texas

Notes: 1. Excluding agents that should be continued in the maintenance setting after achievement of CR2 with usage of 2L regimens containing such agents (e.g. FLT3 inhibitors); CRp2: CR2 with incomplete platelet recovery, i.e., platelet count of ≥60 x 10^9/L (as defined for this study); PB: peripheral blood; BM: bone marrow

GPS Monotherapy in Other Indications

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

A randomized, double-blind, placebo-controlled Phase 2 clinical trial in MPM patients enrolled a total of 41 patients at MSK and MDACC. Data from this Phase 2 clinical trial was presented in 2016. Based on an initial analysis of 40 patients who were eligible at the time with a median follow-up of 16.3 months, a median OS of 24.8 months was seen for GPS-treated MPM patients, compared to a median OS of 16.6 months for patients in the control arm. For patients with a basic reproductive ratio tumor resection and subsequent treatment with GPS, a significant survival benefit was observed compared to those who received a placebo, with a median OS of 39.3 months compared to 24.8 months (HR: 0.415) in favor of GPS. In a subsequent analysis for the entire cohort (n=41) in August 2016, with a median follow-up of 17.2 months, a median OS of 22.8 months was observed for GPS-treated MPM patients, compared to a median OS of 18.3 months for patients in the control arm. In the datasets from both of these analyses, GPS was shown to induce WT1-specific CD8 and CD4 T-cell activation. There were no clinically significant severe adverse events in this study.

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

GPS Combination Therapy with PD1 blocker (nivolumab) for Ovarian Cancer

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

Ovarian cancer represents an intriguing opportunity to study both the clinical and immunologic effects of GPS in another solid tumor. Additionally, therapeutic targeting of WT1 through immune pathways has largely not been pursued by others to date for this indication and ovarian cancer remains “incurable” once it advances and becomes disseminated, even in the face of significant advances in the field. Ovarian cancer was chosen as a target indication for the following reasons:
•ovarian cancer presents a clinical setting whereby MRD status can be achieved with standard upfront therapy both immediately after first line therapy, but also after effective debulking of the “first relapse.” The latter subgroup of patients (after successful second line treatment/first salvage, lacking demonstrable macroscopic residual disease) would be optimal candidates for GPS therapy, as no standard maintenance therapy exists for such patients and the subsequent relapse patterns and metrics are known and predictable;
•the high levels of expression of WT1 in ovarian cancer cells. In fact, WT1 expression is so frequent that pathologists routinely use immunohistochemical stains for WT1 (with a standardized convention for describing expression and determining as “positive” or “negative”) to help distinguish epithelial ovarian cancers from other tumors;
•preliminary evidence that WT1 expression may be linked to prognosis in ovarian cancer and that it may play an anti-apoptotic role in ovarian cancer cell lines;
•the high degree of unmet medical need in ovarian cancer patients after first (or subsequent) successful “salvage” debulking therapy and the absence of effective therapies for such patients; and
•a predictive assumption of very low to negligible degree of clinical toxicity with a WT1-targeted immunotherapy such as GPS due to the fact that WT1 in normal, non-cancerous tissues is both expressed at extremely low levels and limited in number of organs and tissues, but also due to the fact that WT1 fragments, or peptide epitopes, in normal cells are presented to host APCs in a different manner than are WT1 fragments produced in cancer cells.

GPS was studied in combination with nivolumab, a PD-1 immune checkpoint inhibitor, in an open-label, non-randomized Phase 1/pilot clinical trial, which was independently sponsored by MSK. The aim of the study was to evaluate the safety and efficacy of this combination in patients with WT1-expressing (WT1+) recurrent ovarian, fallopian tube or primary peritoneal cancer who were in second or greater clinical remission (after their successful first or subsequent “salvage” therapy). Eligible patients were devoid of macroscopic residual or recurrent disease, i.e., were free of locally or distantly metastatic deposits detectable by imaging modalities (CT, MRI and/or PET scan). This Phase 1/pilot clinical trial enrolled 11 patients with recurrent ovarian cancer who were in second or greater clinical remission at MSK, of whom 10 were evaluable. Patients enrolled in the clinical trial received the combination therapy during the clinical trial’s 14-week treatment period. Individuals who had not progressed by the end of this period also received a maintenance course of GPS. In this study, treatment was continued until disease progression or toxicity. Information on the primary endpoint of this clinical trial, which was the safety of repeated GPS administrations, for a total of six doses, in combination with seven infusions of nivolumab was presented at the American Society of Clinical Oncology, or ASCO, 2018 annual meeting (O’Cearbhaill RE, et al). The secondary endpoint of the study was immune response, and the exploratory endpoints included landmark one-year PFS rate compared to historical controls and correlative analyses between clinical and immune responses. Exploratory efficacy interim data from this pilot trial showed that GPS, when combined with a PD-1 inhibitor, in this case nivolumab, demonstrated PFS of 64% at one year in an intent to treat the group of 11 evaluable patients with WT1+ ovarian cancer in second or greater remission. Among patients who received at least three doses of GPS in combination with nivolumab, PFS at one year was 70% (7/10). The historical rates with best standard treatment do not exceed 50% in this disease setting. The most common adverse events were Grade 1 or 2, including fatigue and injection site reactions. Dose limiting toxicity was observed in one patient, following the second dose of the combination. No additional adverse event burden was observed for the combination as compared to nivolumab monotherapy. The combination induced a high frequency of T- and B-cell immune responses.

Follow-up data now show that three of the 11 patients enrolled in the study have continued to show no signs of disease progression. The mean PFS for these three patients is 35.4 months from the initiation of salvage chemotherapy, or mean PFS of 30.1 months from the first administration of GPS plus nivolumab. Based on this follow-up information, the estimated two-year PFS rate for this study is now 27.3% for the intent-to-treat, or ITT, patients (n=11) and approximately 30% for patients who received greater than two doses of GPS and nivolumab (n=10), as compared to a historical 3% to 10% PFS rate for patients receiving only salvage chemotherapy.  No new serious adverse events were noted during the longer follow-up period.

GPS Combination Therapy with PD1 blocker (pembrolizumab)

Given the potential immunobiologic and pharmacodynamic synergy between GPS and an immune check-point inhibitor (e.g., PD1 blocker), we entered into a Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada), to assess the efficacy and safety of GPS in combination with Merck’s anti-PD-1 therapy pembrolizumab with exploratory long-term follow-up for OS and safety and have commenced a Phase 1/2 open-label, non-comparative, multicenter, multi-arm study of patients with WT1-positive advanced cancers, including both hematologic malignancies and solid tumors. The purpose of this “basket” trial is to determine whether the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect. The negative influence of TME factors on the immune response is predicted to be mitigated by PD1 inhibition (by pembrolizumab), thus allowing the patients’ own immune cells to invade and destroy cancerous growth deposits specifically sensitized against WT1 (by concomitantly-administered GPS). The primary endpoints of the study are safety, overall response rate (as measured for solid tumors by “response evaluation criteria in solid tumors”, or RECIST) and achievement of morphologic CRem for hematologic cancers.

This clinical study was initiated in December 2018. The tumor type currently being investigated is ovarian cancer (second or third line). In December 2020, we announced that the first set of evaluable patients (n = 8) in the study, diagnosed with 2nd or 3rd line WT1(+) relapsed or refractory metastatic ovarian cancer, demonstrated a disease control rate (the sum of overall response rate and rate of stable disease) of 87.5% with a median follow-up of 9.4 weeks. At the first assessment time-point of 6 weeks post-therapy initiation, 100% of the patients were free of disease progression. Using a validated immunohistochemistry (IHC) assay during the screening period, the rate of WT1 positivity in this ovarian cancer patient population was approximately 70%. Six of the eight evaluable patients are continuing to receive GPS plus pembrolizumab. Enrollment in this arm of the study is continuing with a target of a total of 20 patients. We expect to announce further clinical and immunobiological data by the end of the first half of 2021. We, together with Merck, have determined not to pursue the following indications as part of the basket study: colorectal cancer, TNBC, SCLC or AML, and we are exploring other potential additional indications to investigate in the basket study.

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

The key features and schema of the study are shown in the Figure below:

In December 2020, we announced that the first set of evaluable patients (n = 3) had a median PFS of at least 10 weeks since therapy initiation. In primary refractory MPM patients, any prolongation of progression-free interval greater than 8 weeks would be considered clinically meaningful, considering the current lack of effective therapies. All patients had the epithelioid variant of MPM, a tumor which is universally expressing WT1. GPS was found to be appropriately immunogenic, leading to the emergence of antigen (WT1)-specific CD4+ T-memory cell responses at three months post-therapy initiation. Additional MPM patients are currently being enrolled; completion of study enrollment (target total n = 10) and further clinical and immunobiological data are expected by the end of the first half of 2021.

GPS Regulatory and Manufacturing

In September 2020, we received approval of our Investigational Medicinal Product Dossier, or IMPD, from the French regulatory authority, Agence Nationale de Sécurité du Médicament et des Produits de Santé, to advance in France REGAL study in AML CR2 patients. Later in 2020, we subsequently received IMPD approval from the German health authorities. We expect approvals from additional European health authorities in early 2021 which will allow us to expand AML patient enrollment in Europe for the REGAL study.

In late 2020, we manufactured the first of three registration batches of GPS which will be required for a BLA for GPS assuming positive data from the REGAL study. This additional batch will be used in our GPS clinical programs and for clinical supply to 3D Medicines under the license agreement for development and commercialization in Greater China.

Commercial Strategy for GPS

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in the Greater China territory (mainland China, Hong Kong, Macau and Taiwan). We have retained sole rights to GPS and GPS+ outside of the Greater China area. See “Strategic Collaborations and License Agreements.”

NPS (nelipepimut-S)

Our other cancer immunotherapy product, NPS, utilizes a targeted approach and is being developed to potentially (i) prevent secondary recurrence of HER2, low expressing breast cancer and (ii) prevent ductal carcinoma in situ, or DCIS, from becoming invasive breast cancer. Our programs for NPS primarily target patients in the adjuvant, or after-surgery, setting who have relatively healthy immune systems but may still have residual disease. MRD, or micrometastases, that are undetectable by current radiographic scanning technologies, can result in breast cancer recurrence.

NPS is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NPS vaccine is combined with GM-CSF (Sargramostim) for injection in between the layers of the skin epidermis, i.e., intradermal administration. Data has shown that an increased presence of circulating tumor cells, or CTCs, may predict reduced DFS, and OS, suggesting a presence of isolated micrometastases, not detectable clinically, but, over time, can lead to recurrence of cancer, most often in distant sites. After binding to the specific HLA molecules on antigen presenting cells, the NPS sequence stimulates specific CTLs, causing significant clonal expansion. These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. The nelipepimut immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

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

In April 2018, we announced positive interim data from the prospective, randomized, single-blinded, controlled Phase 2b IST clinical trial of trastuzumab +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences. A pre-specified interim analysis, conducted by the data safety monitoring board, or DSMB, of the efficacy and safety data for the study in an overall population of 275 patients as well as the two primary study target patient populations (node-positive and TNBC) after a median follow-up of 19 months, demonstrated:
•a clinically meaningful difference in median DFS in favor of the active arm (NPS + trastuzumab), a primary endpoint of the study, with hazard ratios of 0.67 and 0.61 in the ITT, and modified ITT, or mITT, populations (i.e., those who received at least one dose of vaccine or control) as well as a 34.9% and 39.5% reduction in relative risk of recurrence in the active versus control arms in the ITT and mITT populations, respectively;
•a clinically meaningful and also statistically significant difference between the two arms in the cohort of patients (n= 98) with TNBC, with a hazard ratio of 0.26 and a p-value of 0.023 in favor of the NPS + trastuzumab combination with a 70.4% reduction in relative risk of recurrence in the active arm versus control;
•a clinically meaningful and statistically significant difference between the two arms in favor of the combination in the cohort of patients not receiving hormonal therapy (n = 110), with a hazard ratio of 0.24 and a p-value of 0.009 with a 74.1% reduction in relative risk of recurrence in the active arm versus control;
•no notable differences between treatment arms; and
•that the addition of NPS to trastuzumab did not result in any additional cardiotoxicity compared to trastuzumab alone.

Based on these results, the DSMB recommended that we expeditiously seek regulatory guidance from the FDA for further development of the combination of GPS plus trastuzumab for TNBC.
In October 2018, we announced the following final data at the 26-month median follow-up of the NPS +/- trastuzumab Phase 2b trial for the TNBC cohort, which confirmed the previously reported positive data:
•clinically and statistically significant efficacy in the TNBC cohort, with a p-value of 0.013 and a 75.2% reduction in risk of relapse or death;
•clinically meaningful difference in median DFS in favor of the active arm (patients treated with NPS + trastuzumab) in the TNBC cohort at 24 months for patients of 92.6% compared to 70.2% for those treated with trastuzumab alone; and
•in all HER2 low-expressing breast cancer patients, the DFS rate was also in favor of the NPS plus trastuzumab combination (89.8%) as compared to trastuzumab alone (83.8%).

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
In November and December 2018 we announced the following positive data from a preplanned secondary efficacy analysis across HLA allele subgroups from the Phase 2b IST study:
•the data analysis confirmed the therapeutic potential of NPS in patients with early-stage TNBC in the adjuvant setting across HLA types A-02, -03, -24 and -26, which cover approximately 80-85% of the North American/European populations and 86-90% of Asian/Pacific basin populations;
•in the subgroup of TNBC patients with the HLA-A24+ allele type, which is highly prevalent in the Asian population, treated with the combination of NPS and trastuzumab (n=47), the p-value is 0.003 with a 90.6% relative reduction in risk of relapse or death at 24 months and a hazard ratio of 0.08 in favor of the active (combination) arm;
•TNBC patients with the HLA-A24+ allele type had a significant improvement in DFS both by log-rank and landmark (24 month) analysis despite the lowest predicted binding potential between the E75 (NPS) antigen and this HLA-type; and
•a clinically meaningful and statistically significant decrease in the number of clinically detectable relapses in the TNBC cohort with the combination of trastuzumab and NPS (7.5%) versus trastuzumab alone (27.3%) (p=0.004).

In June 2019, we announced results from a preplanned analysis of immunologic responses in the TNBC cohort at the 2019 ASCO meeting. 91 of the 97 TNBC patients, 51 of whom received the combination therapy, were analyzed for immune responses, or IR, at five timepoints. IR were evaluated ex vivo by clonal expansion of antigen NPS-specific CTLs by dextramer-staining/flow cytometry at predefined time points over three years. In vivo IR were assessed by cutaneous delayed type hypersensitivity, or DTH, reactions periodically, by measuring the diameter of skin induration post treatment.

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

In a Type C meeting with the FDA in late 2018, as well as subsequently during 2019, we discussed several key points of the clinical and regulatory strategy for NPS in combination with trastuzumab for TNBC, a registration-enabling Phase 3 trial design and biostatistical plan. After having received written feedback from the FDA in February 2020, we finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment based upon the FDA feedback and on the totality of clinical, safety and translational NPS data to date.  The FDA indicated in its feedback that there is adequate safety information to support the use of NPS in combination with trastuzumab. The planned Phase 3 study will be a 1:1 randomized, blinded two-arm study to evaluate the efficacy and safety of the NPS vaccine (NPS plus GM-CSF) in combination with trastuzumab vs. GM-CSF alone as maintenance treatment in the adjuvant setting following standard-of-care therapy in patients with TNBC, defined as hormone receptor-negative, HER2 1+/2+ tumors (as assessed by immunohistochemistry tumors), at high risk of recurrence.  If successful, we believe this study may be considered as the basis for a BLA submission to the FDA. We are seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and we do not plan to conduct and fund a Phase 3 program for NPS on our own.

Our second IST for NPS plus trastuzumab is a Phase 2 study in high-risk HER2 3+ breast cancer patients who are defined as patients with HER2 3+ (“classic” HER2+) breast cancer who have completed neoadjuvant therapy with an approved regimen that includes trastuzumab and who have failed to achieve a pathological complete response, meaning they have microscopic evidence of residual disease at the time of their primary surgery and are therefore at an increased risk of disease recurrence. The protocol for this study specified that the patients also should be HLA A2+ or HLA A3+. This multi-center, prospective, randomized, single-blinded Phase 2 clinical trial is fully enrolled with 100 patients actively participating. The rationale for this study is based on the fact that HER2 3+ patients with high risk features are known to have higher recurrence rates than all other HER2 3+ breast cancer patients. Eligible patients are being randomized to receive NPS + GM-CSF + trastuzumab or trastuzumab + GM-CSF alone. The primary endpoint of the study is DFS. Funding for this trial was awarded through the Congressionally Directed Medical Research Program, funded through the Department of Defense, via a breast cancer research program breakthrough award. In February 2017, the DSMB reported that there were no safety concerns with the trial and the trial is not futile. The pre-specified interim safety analysis was also completed on 50 patients and demonstrated that the combination is well tolerated with no increased cardiotoxicity associated with giving NPS in combination with trastuzumab. The recommendation from the DSMB was to continue the HER2 3+ trial unmodified. In January 2021, the DSMB recommended that, given the small size of the trial and in order to preserve the statistical power of the trial, the primary analysis of the trial be completed upon the completion of the three years of follow-up on every patient or until more events are collected. We now expect the primary analysis to be completed by the end of 2021.

NPS was previously granted Fast Track designation by the FDA for the adjuvant treatment of patients with early stage breast cancer with low to intermediate HER2 expression following standard of care upfront therapy (surgery plus chemotherapy +/- radiotherapy).

NPS for Ductal Carcinoma In Situ of the Breast (DCIS)

DCIS is defined by the NCI as a noninvasive condition in which abnormal cells are found in the lining of a breast duct and have not spread outside the duct to other tissues in the breast. DCIS is the most common type of breast neoplasm with malignant potential. DCIS represents about 20% of breast cancer cases diagnosed annually in the United States, which translates to more than 48,000 women being newly diagnosed in 2019, according to the most recent estimates by the American Cancer Society. In some cases, DCIS may become invasive cancer and spread to other tissues, and at this time, there is no way to know which lesions could become invasive. The goal of therapy for DCIS is to prevent the progression of the tumor toward an invasive breast cancer. Current treatment options for DCIS include breast-conserving surgery and radiation therapy with or without tamoxifen, breast-conserving surgery without radiation therapy, or total mastectomy with or without tamoxifen. Considering the potential for side effects from radiation therapy and the prolonged use of hormonal blockade therapy such as tamoxifen, an alternative adjuvant therapy that would be at least equally effective in reducing progression of DCIS to an invasive breast cancer would be an attractive management option. We are supporting a Phase 2 IST to evaluate women diagnosed with DCIS who are HLA-A2+ or A3+ positive, who express HER2 at IHC 1+, 2+, or 3+ levels, and who are pre- or post-menopausal. This clinical study was initiated in February 2018. Patients are being randomized to one of two arms: NPS plus GM-CSF or GM-CSF alone. The trial is sponsored and operationalized by the NCI, studying NPS’s potential clinical effects in earlier stage disease. The trial has an immunological (rather than clinical) endpoint evaluating NPS peptide-specific CTL (CTL; CD8+ T-cell) response in vaccinated patients. In August 2019, the Company announced the completion of enrollment in this study.

In March 2020, we reported preliminary antigen-specific immune response data from the Phase 2 trial. The relative frequency of NPS-specific CD8 CTLs as a percentage (NPS-CTL%) was twice as large in the NPS-treated patients. The NPS-CTL% was measured in the peripheral blood by a sensitive and specific assay using dextramer staining followed by flow cytometry, both at baseline (before vaccination or GM-CSF) and at 30 (+/-7) days after surgery. The mean difference in NPS-CTL% increase between the active and control groups was +0.10% vs +0.05%. The relative magnitude of change in NPS-CTL% mean values in NPS-treated patients over time was an 11-fold increase, from 0.01% at baseline to 0.11% after surgery, indicating a continued antigen-specific T-cell response post-NPS vaccination. NPS was generally well-tolerated in the study with no drug-related unexpected serious adverse reactions. The overall adverse event profile was consistent with previous safety data.

In December 2020 we reported updated final data, based on a 6-month follow-up, which demonstrated that CD8+ T-cell responses persist long-term post-NPS treatment, with treated patients retaining and modestly enhancing their antigen-specific immune response. When compared to baseline (BL, prior to investigational agent administration), the relative frequency of NPS-specific CD8 CTLs as a percentage (NPS-CLT%) in peripheral blood at the 1-month and 6-month post-operative time-points increased in the NPS+GM-CSF group (n=9) by 11- and 14-fold: 0.01+0.02% [BL] vs. 0.11+0.12% [1-mo] and 0.14+0.12% [6-mo], respectively, while in the GM-CSF alone group (n=4) the NPS-CLT% in peripheral blood increased by only 2.25- and 3.75-fold: 0.04+0.07% [BL] vs. 0.09+0.15% [1-mo] and 0.15+0.03% [6-mo], respectively. For the NPS+GM-CSF group, the differences in absolute NPS-CTL% mean values between baseline and 1- or 6-months post-vaccination were statistically significant, with p-values of 0.039 and 0.0125, respectively. The relative change in NPS-CTL% mean values at 6 months post-vaccination was +1,300+450% for the NPS+GM-CSF group vs. 250+150% in the GM-CSF alone group, which was highly statistically significant in favor of the NPS+GM-CSF group: p=0.000094.

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

The Phase 1/2 clinical trial utilizes a combination of GPS plus pembrolizumab in patients with WT1+ relapsed or refractory tumors. The study is designed to explore the combination in both solid tumor and hematological cancer indications. This study is assessing the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations. This trial was initiated in December 2018.

Exclusive License Agreement with 3D Medicines Inc.

In December 2020, we, together with our wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc., or 3DMed, pursuant to which we granted 3D Med a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS, or GPS-Plus, product candidates, or the Licensed Products, for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, or the 3DMed Territory. The license is exclusive, except with respect to certain know-how that has been non-exclusively licensed to us and is sublicensed to 3DMed on a non-exclusive basis. We have retained development, manufacturing and commercialization rights with respect to the Licensed Products in the rest of the world.

In partial consideration for the rights granted by us, 3DMed agreed to pay us (i) a one-time upfront cash payment of $7.5 million in order to reimburse us for certain expenses incurred with respect to the development of the Licensed Products prior to execution of the License Agreement, and (ii) milestone payments totaling up to $194.5 million in the aggregate upon the achievement of certain technology transfer, development and regulatory milestones, as well as certain net sales thresholds of Licensed Products in the 3DMed Territory in a given calendar year.

3DMed also agreed to pay tiered royalties based upon a percentage of annual net sales of Licensed Products in the 3DMed Territory ranging from the high single digits to the low double digits. The royalties are payable on a Licensed Product-by-Licensed Product and region-by-region basis commencing on the first commercial sale of a Licensed Product in a region and continuing until the latest of (i) the date that is fifteen years from the receipt of marketing authorization for such Licensed Product in such region and (ii) the date that is ten years from the expiration of the last valid claim of a licensed patent covering or claiming such Licensed Product in such region. The royalty rate is subject to reduction under certain circumstances, including when generic competition for a Licensed Product exists in a particular region.

3DMed is responsible for all costs related to developing, obtaining regulatory approval of and commercializing the Licensed Products in the 3DMed Territory. 3DMed is required to use commercially reasonable best efforts to develop and obtain regulatory approval for, and upon receipt of regulatory approval, commercialize the Licensed Products in the 3DMed Territory. A joint development committee has been established between 3DMed and us to coordinate and review the development, manufacturing and commercialization plans with respect to the Licensed Products in the 3DMed Territory. We and 3DMed also agreed to negotiate in good faith the terms and conditions of a clinical supply agreement, a commercial supply agreement, and related quality agreements pursuant to which we will manufacture or have manufactured and supply 3DMed with all quantities of the Licensed Product necessary for 3DMed to develop and commercialize the Licensed Products in the 3DMed Territory until 3DMed has received all approvals required for 3DMed or its designated contract manufacturing organization to manufacture the Licensed Products in the 3DMed Territory.

The 3DMed License Agreement will expire on a Licensed Product-by-Licensed Product and region-by-region basis on the date of the expiration of all of 3DMed’s payment obligations to us. Upon expiration of the 3DMed License Agreement, the license granted to 3DMed will become fully paid-up, perpetual and irrevocable. Either party may terminate the 3DMed License Agreement for the other party’s material breach following a cure period or upon certain insolvency events. We may terminate the 3DMed License Agreement if 3DMed or its affiliates or sublicensees challenge the validity or enforceability of the licensed patents. At any time following the two-year anniversary of the effective date, 3DMed has the right to terminate the 3DMed License Agreement for convenience, subject to certain requirements. 3DMed may terminate the 3DMed License Agreement upon prior notice to us if the grant of the license to 3DMed is prohibited or delayed for a period of time due to a change of United States export laws and regulations.

The 3DMed License Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature.

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

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for our product candidates or any future product candidates. Our commercial strategy may include the use of strategic partners, distributors, a contract sale force, or the establishment of our own commercial and specialty sales force, as well as similar strategies for regions and territories outside the United States. We plan to further evaluate these alternatives as we approach approval for the use of our product candidates for one or more indications.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our product candidates, technologies and know-how, and our ability to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring European Union oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework, filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business and maintaining our issued patents. We also include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties, and utilize customary confidentiality and invention assignment agreements with our employees, consultants, clinical investigators and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is our policy to operate without knowingly infringing on, or misappropriating, the proprietary rights of others.

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

Our patent portfolio includes the following:

Patents and patent applications covering GPS and WT1-targeting peptides:

•Patent application co-owned by us and MSK:

◦International application under the Patent Cooperation Treaty, or PCT, system covering a heptavalent (7-peptide) immunotherapy composition and methods of use for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, which is pending and, if granted in jurisdictions in the national stage, would expire in 2040.

•Patents and patent applications in-licensed from MSK:

◦Composition-of-matter patents covering the WT1-A1 peptide of GPS which have issued in the United States, Canada, Australia, and several countries of the European Union, and which are expected to expire in the United States in 2026 and elsewhere in 2024;
◦Composition-of-matter patent covering the WT1-427 long and WT1-331 long peptides of GPS issued in the United States, which is expected to expire in 2031, and patents covering the methods of use in the United States which are expected to expire in 2026; and a patent application covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide which, if granted, is expected to expire in 2026;

◦Composition-of-matter patents covering the WT1-427 long peptide of GPS and WT1-331 long peptide of GPS, and methods of use, which have issued in Australia and several countries of the European Union, which are expected to expire in 2026;
◦Composition-of-matter patent covering the WT1-427 long peptide of GPS and method of use, which has issued in Canada which is expected to expire in 2026, and composition of matter patent application covering the WT1-331 long peptide of GPS and method of use, which is pending in Canada which, if granted, is expected to expire in 2026;
◦Composition-of-matter patent covering a WT1-specific peptide issued in the United States, which is expected to expire in 2026;
◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS in the United States which is expected to expire in 2033; and patent application covering the WT1-122A1 long peptide of GPS and methods of use in the United States which if granted, is expected to expire in 2027;
◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS and methods of use in several countries of the European Union, which is expected to expire in 2027, and patent applications covering the WT1-122A1 long peptide of GPS and methods of use pending in the European Union and Canada which if granted, are expected to expire in 2027;
◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in the United States, Australia, China, several countries of the European Union, and Japan, which are expected to expire in 2034, and patent applications covering certain WT1-targeting and methods of use pending in the United States, Australia, European Union, Canada, China, Hong Kong, and Japan which, if granted, are expected to expire in 2034; and
◦Patent applications covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with immune checkpoint inhibitors in the United States, Australia, Canada, China, Hong Kong, European Union, South Korea, and Japan which if granted, are expected to expire in 2036.

Patents and patent applications covering NPS:

•Patent application owned by us:

◦International application under the PCT system and patent application in the United States covering treatment of triple-negative breast cancer using a combination of NPS and trastuzumab which, if granted, are expected to expire in 2039.

•Patents and patent applications in-licensed from HJF:
◦Composition-of-matter patent covering modified NPS peptides, and method patent covering method of their production, which issued in the United States which are expected to expire in 2025 and 2024, respectively; and patent application pending in the United States covering modified NPS peptides and methods of use which, if granted, is expected to expire in 2023;
◦Patents covering treatment of cancer expressing HER2/neu using a combination of NPS and trastuzumab, which have issued in the United States and Australia which are expected to expire in 2026; and
◦Patents covering a method of inducing protective or therapeutic immunity against breast cancer having low/intermediate HER2 expression, which have issued in the United States, Australia, Canada, certain countries in the European Union, Japan, South Korea, and Mexico which are expected to expire in 2028; and patent applications covering a method of inducing protective or therapeutic immunity against breast cancer having low/intermediate HER2/neu expression pending in the United States, China, European Union, Hong Kong, Japan, and South Korea which, if granted, are expected to expire in 2028.

Competition

Cancer immunotherapy has become a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. Generally, our principal competitors in the cancer immunotherapy market comprise both companies with currently approved products for various indications, such as manufacturers of approved cancer immunotherapy products and companies currently engaged in clinical development of such products. Generally, the classes of these products include checkpoint inhibitors, bispecific antibodies, chimeric antigen receptor-engineered T-cell, or CAR-T, and NK-cell and T-cell receptor-engineered T-cell therapies, as well as interleukins, cytokines and tumor microenvironment inflammasome modulators. The large and medium-size competitors who have successfully obtained approval for cancer immunotherapy products include Bristol-Myers Squib Company, or BMS, Merck & Co., Inc., Genentech, Inc. (a subsidiary of Roche Holding AG), AstraZeneca PLC, Johnson & Johnson/Janssen Pharmaceuticals, Amgen, Novartis, Gilead Sciences, Inc. and Pfizer, Inc. Most of these companies, either alone or together with their collaborative partners, have substantially greater financial resources than we do.

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and maintain market share. Principal competitors for our AML indication broadly include both companies with currently approved products in AML, such as AbbVie/Genentech (the holders of rights to VENCLEXTA), Agios Pharmaceuticals, Inc./Servier (the holder of U.S. rights to TIBSOVO), Novartis AG (the holder of rights to RYDAPT), Astellas Pharmaceuticals (the holder of rights to XOSPATA), BMS (the holder of rights to ONUREG/VIDAZA and IDHIFA), Otsuka Pharmaceutical Co., Ltd. (the holder of rights to DACOGEN), among others, as well as those with front-line chemotherapy drugs and maintenance therapies such as Jazz Pharmaceuticals, Inc. (the holder of rights to VYXEOS), BMS (the holder of rights to ONUREG), Pfizer, Inc. (the holder of rights to MYLOTARG and DAURISMO), among others, as well as companies with drugs currently in development for AML, such as Daiichi Sankyo (the holder of rights to quizartinib/licensed in Japan under the name VANFLYTA), Karyopharm Therapeutics, Inc. (the holder of rights to XPOVIO), Pfizer, Inc./AROG Pharmaceuticals, LLC (the holders of rights to crenolanib), Novartis AG (the holder of rights to MBG453), Johnson & Johnson/Janssen Pharmaceuticals, Inc. (the holder of rights to cusatuzumab, or ARGX-110/JNJ-4550), Gilead Sciences, Inc. (the holder of rights to magrolimab, or Hu5F9 G4), Actinium Pharmaceuticals, Inc. (the holder of rights to [131]-iodine-apamistamab) and Rafael Pharmaceuticals, Inc. (the holder of rights to devimistat) , among others. Companies currently engaged in the clinical development of AML therapies with an immunological/immuno-modulatory mechanism of action include Pfizer, Inc./EMD Serono (the holders of rights to BAVENCIO), BMS (the holder of rights to YERVOY) MacroGenics, Inc./Les Laboratoires Servier, SA (the holders of rights to flotetuzumab, or MGD006), Celyad Oncology SA (the holder of rights to CYAD-01), Fortress Biotech, Inc, (the holder of rights to CNDO-109), Glycostem Therapeutics BV (the holder of rights to oNKord), iCell Gene Therapeutics, LLC (the holder of rights to CLL-CD33 Compound CAR T-cell), among others. Companies currently engaged in the clinical development of WT1-targeting vaccines (not specifically for AML) include Otsuka Pharmaceutical Co., Ltd. (the holder of rights to OCV-501) and Dainippon Sumitomo Pharma Co., Ltd./ Boston Biomedical, Inc. (the holder of rights to DSP-7888)/ade-gramotide/nelatimotide).

For patients with early stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term DFS. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeting drug trastuzumab (HERCEPTIN) - alone or in combination with pertuzumab (PERJETA), both manufactured and marketed by Roche/Genentech, may be given to patients with tumors with high expression of HER2 (HER2-positive). Various other novel targets are in clinical studies in breast cancer, such as MUC1, in the context of antigen-specific immunotherapy. In addition, the FDA recently approved the first ever immunotherapy regimen for TNBC that cannot be removed with surgery and is locally advanced or metastatic, the combination of the PD-L1 checkpoint inhibitor atezolizumab (TECENTRIQ; Roche/Genentech) with nab-paclitaxel (ABRAXANE; Celgene/BMS). This combination could be further developed for earlier stages of the disease, including the adjuvant setting, which could then become directly competitive with NPS. The FDA also recently approved the HER2-targeting antibody drug conjugate (ADC) Fam-trastuzumab deruxtecan-nxki (ENHERTU, Daiichi Sankyo/AstraZeneca), which may have activity in patients harboring breast cancers with low-to-intermediate (IHC1+/2+) HER2 expression (including TNBC), and which has the potential of becoming directly competitive with NPS. Three additional ADCs have shown clinical activity against metastatic TNBC. The first (sacituzumab govetecan-hziy, or TROPELVY), targeting TROP-2 and developed by Gilead/Immunomedics, recently received FDA approval. Both Daiichi Sankyo/AstraZeneca (the holders of rights to the TROP2-targeting DS-1062) and MacroGenics, Inc. (the holder of rights to the B7-H3-targeting MGC018) are performing late-stage clinical trials in this setting. These ADCs have the potential to move toward frontline therapy for early-state TNBC and could become directly competitive with NPS.

With regard to additional competition for NPS in the adjuvant setting for TNBC, there are several cancer vaccines in development for breast cancer, including but not limited toTPIV200, a folate receptor alpha peptide vaccine (Marker Therapeutics, Inc.), as well as two HER2-targeted vaccines: AE-37 (NuGenerex Immuno-Oncology)), and GP2 (Greenwich Lifesciences, Inc.). While these development-stage product candidates are aimed at a number of different targets, and both AE-37 and GP2 have published data in the HER2-positive (IHC3+) breast cancer patient population, there is no guarantee that any of these compounds will not in the future be investigated in clinical trials in patients with low-to-intermediate (IHC1+/2+) HER2 breast cancer (including TNBC patients) and become directly competitive with NPS.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of extensive preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations or other applicable regulations;
•submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is begun;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, and other clinical-trial related regulations to establish the safety, purity and potency of the investigational biologic product candidate for its proposed indication;
•preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency;
•potential audit of selected clinical trial sites to assess compliance with current GCP and the integrity of the clinical data submitted in support of the BLA; and
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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
•Phase 1-The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2-The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3-The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.
•Phase 4-In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain additional information and experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. These so-called Phase 4 studies may be made a condition to approval of the BLA.

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

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must incorporate methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must contain proof of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications in the form of relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. FDA approval of a BLA must be obtained before the corresponding biologic may be marketed in the United States.

Under federal law, the fee for the submission of a BLA for which clinical data is submitted and analyzed is substantial (for example, for FY2021 this application fee exceeds $2.8 million), and the sponsor of an approved BLA is also subject to an annual program fee, currently more than $330,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

Once a BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. This FDA review typically takes twelve months from the date the BLA is submitted to the FDA (for a standard review) and eight months from the date the BLA is submitted (for a “priority review”) because the FDA has approximately two months, or 60 days, after BLA submission to make a “filing” decision. Furthermore, the review process is often significantly extended by FDA requests for additional information or clarification after the BLA has been accepted for filing. The FDA may also request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After a BLA is accepted for filing, the FDA reviews it to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refer any BLA, including applications for novel biologic candidates which present difficult questions of safety or efficacy to an advisory committee to provide clinical insight on application review questions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing its products. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally outlines the deficiencies in the submission and may require substantial additional testing, information or clarification for FDA to reconsider the application. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval is limited to the conditions of use (e.g., patient population, indication) described in the application and may entail further limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if one is required. The FDA also may condition approval on, among other things, changes to proposed labeling (e.g., adding contraindications, warnings or precautions) or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

If a biologic product that has Orphan Drug Product Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan product exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the biologic was designated. Orphan product exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug Product Designation are tax credits for certain research and a waiver of the BLA application user fee.

A biologic with Orphan Drug Product Designation may not receive orphan product exclusivity if it is approved for a use that is broader than the indication for which it received Orphan Drug Product Designation. In addition, orphan product exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We have obtained Orphan Drug Product Designation in the United States for GPS in AML, MPM and MM.

Pediatric exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a written request does not require the sponsor to undertake the described studies.

Reference product exclusivity for biological products

In March 2010, the Patient Protection and Affordable Care Act, or ACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. A federal district court ruling in Texas struck down the ACA in its entirety based on constitutionality in December 2018 after the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019, and in December 2019 the Fifth Circuit Court of Appeals upheld the lower court’s finding that the individual mandate in the law is unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the ACA so as not to be declared invalid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the follow-on biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, although to date no such products have been approved for marketing in the United States.

The biosimilar applicant must demonstrate that its product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

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

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the twelve-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA continues to be subject to significant uncertainty.

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. The manufacturer and its product are also subject to similar post-approval requirements by regulatory authorities comparable to FDA in jurisdictions outside of the United States where the product is approved. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet applicable cGMP requirements to the FDA's or comparable foreign regulatory authorities' satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, or FTC, the Department of Justice, or DOJ, the Centers for Medicare and Medicaid Services, other divisions of the Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs must comply with the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, the False Claims Act, or FCA, the Veterans Health Care Act, physician payment transparency laws, privacy laws, security laws, and additional state laws similar to the foregoing.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, requires manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the U.S. Department of Health and Human Services information related to payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Prescription drug and biologic products also must meet applicable child-resistant packaging requirements under the U.S, Poison Prevention Packaging Act.

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

Coverage and Reimbursement

Sales of our products approved for marketing by the FDA and foreign regulatory authorities will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed care organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA and the pharmaceutical industry more generally. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the AMP reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain and lawsuits have been filed challenging the government’s authority to promulgate them. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS (which has since been finalized, as noted above) and made other changes allowing for personal importation of drugs from Canada; one that directed HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after HHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs (which HHS finalized in November 2020); and one that reduces costs of insulin and epinephrine auto-injectors to patients of federally qualified health centers. President Trump also issued another executive order on September 13, 2020 that directed HHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products, which was also implemented by HHS and then challenged in federal court by industry groups in December 2020. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, notwithstanding the January 20, 2021 transition to a new presidential administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Foreign Regulation

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and commercial sales and distribution of our products, if approved in such jurisdiction.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. It is not yet clear how the United Kingdom’s withdrawal from the European Union, which took place on January 31, 2020, will affect the approval of medicinal products in the United Kingdom.

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

The E.U. clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Specifically, in April 2014, the new Clinical Trials Regulation, (E.U.) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in late 2020 or early 2021. The Clinical Trials Regulation will be directly applicable in all the E.U. Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement in Europe vary from country to country, even though there is already some degree of legal harmonization in the E.U. member states resulting from the national implementation of underlying E.U. legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements. To obtain regulatory approval of a new drug or medicinal product in the European Union, a sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product.

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

In the E.U., new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the E.U. from referencing the innovator’s data to assess a generic or biosimilar application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

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

The ten-year market exclusivity for orphan products in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough orphan medicinal product.

We have obtained Orphan Medicinal Product Designations from the EMA for GPS in AML, MPM and MM.

For other countries outside of the United States and the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

FDA and other regulatory authority policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the US Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending. The uncertainty related to the Affordable Care Act and the Trump Administration’s regulatory and executive actions pertaining to drug costs and drug pricing matters is described above under “Coverage, Pricing, and Reimbursement.”

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that may affect health care expenditures. For example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. The Consolidated Appropriations Act, 2021, signed into law by President Trump on December 27, 2020 also includes, among other things, a new requirement for patent information to be submitted to the FDA and published in a “Purple Book” that contains detailed information about each FDA-licensed biological product, analogous to the Orange Book that provides information about approved small-molecule drug products and their patent and exclusivity information under the Hatch-Waxman Amendments. In addition, the next cycle of Congressional reauthorization for FDA’s prescription drug, biologic, and medical device user fee programs must be completed by mid-2022 and that periodic must-pass legislation is typically used as a vehicle to implement federal policy changes or other substantive amendments to the FDCA.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our therapeutic candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Corporate Information

Our principal executive offices are located at 7 Times Square, Suite 2503, New York, NY 10036, and our phone number is (646) 200-5278. Our website address is www.sellaslife.com. We do not incorporate the information on our website into this annual report on Form 10-K, and you should not consider such information part of this annual report on Form 10-K.

We were incorporated on April 3, 2006 in Delaware as Argonaut Pharmaceuticals, Inc. On November 28, 2006, we changed our name to RXi Pharmaceuticals Corporation and began operations January 2007. On September 26, 2011, we changed our name to Galena Biopharma, Inc., or Galena. In December 2017, we completed the Merger with Private SELLAS and changed our name to “SELLAS Life Sciences Group, Inc.”

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.sellaslifesciences.com, under “Investors – Corporate Governance.”

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

Our business has been and may continue to be adversely affected by COVID-19.

In December 2019, a respiratory disease caused by a novel strain of coronavirus, known as COVID-19, was reported to have surfaced in Wuhan, China. This coronavirus has since spread to other parts of the world, including the United States and Europe, and efforts to contain the spread of this coronavirus have intensified, resulting in travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak as a “pandemic.” We have followed the guidelines from the U.S. Center for Disease Control (CDC) and have implemented recommended safety protocols from the CDC and the State of New York. Since March 2020, the spread of COVID-19 has caused us to modify our business practices (including curtailing employee travel and mandatory work-from-home policies where necessary), and we may need to take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers.

The COVID-19 pandemic has caused a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. During 2020, our business and operations, in particular our clinical development programs, were impacted by the coronavirus pandemic. The extent to which our business and operations could be impacted throughout 2021 will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, the availability and efficacy of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new mutations of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. Given such continued uncertainty, we cannot estimate the impact of the COVID-19 pandemic on the Company's financial results or operations.

In particular, the continued spread of COVID-19 globally have adversely impacted and could continue to adversely impact our clinical trial operations, including the REGAL study, and could have an adverse impact on our business and financial results. For example, our clinical trials may suffer from slower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay or pause ongoing trials. Further, if the spread of COVID-19 continues, the operations of manufacturers of our clinical supply of GPS could be significantly delayed as well and we risk a delay, default and/or nonperformance under our existing agreements. While we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, such delays, defaults or non-performance could materially adversely affect our revenues, financial condition, profitability, and cash flows.

Risks Relating to Our Financial Position and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities, have not generated any revenues to date, and have incurred significant research, development and other expenses related to our ongoing operations. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2020 and 2019, we reported a net loss of $16.8 million and $19.3 million, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of $117.9 million and $101.1 million, respectively.

We do not expect to generate revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

•conduct additional clinical trials of our lead product, GPS, including the Phase 3 clinical trial evaluating GPS for AML and the Phase 1/2 basket study in combination with pembrolizumab;
•hire additional personnel, including clinical, manufacturing, quality control, quality assurance and other scientific personnel, sales and marketing personnel and general and administrative personnel;
•seek marketing approval for any product candidates that successfully complete clinical trials;
•develop our outsourced manufacturing and commercial activities and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;
•in-license or acquire the rights to, and pursue development of, other products, product candidates or technologies;
•maintain, expand and protect our intellectual property portfolio; and
•add operational, financial and management information systems and personnel.

We currently have no source of revenues from product sales. We may never generate such revenues or achieve profitability.

Currently, we do not generate any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•successfully complete development activities, including the necessary clinical trials;
•complete and submit BLAs to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;
•complete and submit applications to foreign regulatory authorities in Europe, Asia and other jurisdictions;
•obtain regulatory approval in territories with viable market sizes;
•obtain coverage and adequate reimbursement from third parties, including government and private payors;
•set commercially viable prices for our products, if any;

•establish and maintain supply and manufacturing relationships with reliable third parties and/or build our own manufacturing facility and ensure adequate, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;
•develop distribution processes for our product candidates;
•develop commercial quantities of our product candidates, once approved, at acceptable cost levels; obtain additional funding, if required to develop and commercialize our product candidates;
•develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves, in the markets in which we choose to commercialize on our own;
•achieve market acceptance of our products;
•attract, hire and retain qualified personnel; and
•protect our rights in our intellectual property portfolio.
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

We will need additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our existing cash as of December 31, 2020 and the proceeds received in the first quarter of 2021 from the exercise of certain warrants to acquire share of common stock purchase will enable us to fund our operating expenses for at least the next 12 months. We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of GPS, in particular the Phase 3 study of GPS in AML and the Phase 1/2 basket study of GPS in combination with pembrolizumab. Our existing cash will not be sufficient to complete such development activities and obtain regulatory approval for GPS and, if we receive regulatory approval for GPS, commence commercialization activities, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. If we are unable to obtain sufficient funding for our operations, we may be delayed in pursuing our development program for GPS.

Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of our ongoing and planned development programs for our product candidates, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for our product candidates in any indication;
•the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if our clinical trials are successful;
•the cost of commercialization activities for our product candidates, if any of these product candidates are approved for sale, including marketing, sales and distribution costs;
•the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval, including the cost and timing of process development, manufacturing scale-up and validation activities;
•our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

•the costs to in-license future product candidates or technologies;
•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the costs in defending and resolving future derivative and securities class action litigation;
•our operating expenses; and
•the emergence of competing technologies or other adverse market developments.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital. Moreover, the global coronavirus pandemic has caused uncertainty and volatility in the capital markets which could impact our ability to raise capital. If adequate funds are not available to us on a timely basis, we may not be able to continue as a going concern or we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or target indications, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

The success of our product candidates will depend on several factors, including the following:

•designing, conducting and successfully completing preclinical development activities, including preclinical efficacy and IND-enabling studies, for our product candidates or product candidates we are interested in in-licensing or acquiring;
•designing, conducting and completing clinical trials for our product candidates with positive results;
•receipt of regulatory approvals from applicable authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•making arrangements with third-party manufacturers, receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and ensuring adequate supply of drug product;
•manufacturing our product candidates at an acceptable cost;
•effectively launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•achieving acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•if our products candidates are approved, obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;
•complying with all applicable regulatory requirements, including FDA current Good Clinical Practices, or cGCP, current Good Manufacturing Practices, or cGMP, and standards, rules and regulations governing promotional and other marketing activities;
•maintaining a continued acceptable safety profile of the products during development and following approval; and
•maintaining and growing an organization of scientists and business people who can develop and commercialize our product candidates.

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

Our future success is substantially dependent on the successful development of WT1 peptide immunotherapies in general and GPS in particular. Because this program represents a new approach to cancer immunotherapy for the treatment of cancer and other diseases, developing and commercializing GPS subjects us to a number of challenges, including:

•obtaining regulatory approval from the FDA and other regulatory authorities, which have very limited experience with the development and commercialization of WT1 cancer immunotherapies;
•obtaining the components required for the administration of GPS (i.e., GPS, GM-CSF, and Montanide) from three separate sources, the subsequent separate storage requirements for each of these components and the delivery of these components to the administration location;
•utilizing GPS in combination with other therapies, which may increase the risk of adverse side effects;
•sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process GPS;
•developing a manufacturing process used in connection with GPS that will yield a satisfactory product that is safe, effective, scalable and profitable;
•establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance; and
•obtaining coverage and adequate reimbursement from third-party payors and government authorities.

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

We may find it difficult to enroll patients in our clinical trials due to the impact of COVID-19 and given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

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

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

•disruptions caused by the global coronavirus pandemic;
•eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;
•design of the clinical trial;
•size and nature of the patient population;
•patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•the availability and efficacy of competing therapies and clinical trials;
•pendency of other trials underway in the same patient population;
•willingness of physicians to participate in our planned clinical trials;
•severity of the disease under investigation;
•proximity of patients to clinical sites;
•patients who do not complete the trials for personal reasons; and
•issues with contract research organizations, or CROs, and/or with other vendors that handle our clinical trials.

For example, we have observed that, at certain times and in certain instances, clinical site initiations and patient enrollment may have been delayed due to prioritization of hospital resources towards the COVID-19 pandemic. Clinicians and patients may not have been able to comply with clinical trial protocols if quarantines impeded patient movement or interrupted operations at sites. Certain newly initiated sites have taken longer than expected to be fully operational. Additionally, several European Union countries in which we plan to initiate clinical sites, including Germany, France, and Italy, continue to impose restrictions in response to the continued surge in coronavirus cases throughout the European Union. We believe that these factors have had and could continue to have an impact on the projected timelines for enrollment of patients in the REGAL study.

Moreover, the indication being studied in our Phase 3 clinical trial for GPS, i.e., patients with AML who have achieved Crem2, is an orphan indication. Moreover, only CRem2 patients who meet specific inclusion criteria will be eligible to participate in the study. Primary entry restrictions include demonstrating adequate hematologic recovery, not being candidates for bone marrow transplants and not being eligible for treatments targeted at certain mutations common in significant proportions of AML patients. The estimated prevalence of AML is 12,000 to 20,000 cases in the United States (across all ages) with only a subset of this group having achieved CRem2 and only a further subset of this group satisfying the enrollment criteria for our AML Phase 3 clinical trial.

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

We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;
•delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a trial;
•delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
•withdrawal of clinical trial sites from our clinical trials or the ineligibility of a site to participate in our clinical trials;
•the impact of COVID-19 on the operations of clinical sites;
•clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•failure of our third-party clinical trial managers, CROs, clinical trial sites, contracted laboratories or other third-party vendors to satisfy their contractual duties, meet expected deadlines or return trustworthy data;
•delay or failure in adding new trial sites;
•delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•delay or failure in subjects completing a trial or returning for post-treatment follow-up;
•interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;
•alteration of trial design necessitated by re-evaluation of design assumptions based upon observed data;
•feedback from the FDA, the IRB, DSMB or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a trial;
•a decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or a recommendation by a DSMB or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;
•unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;
•failure to demonstrate a benefit from using a product candidate;
•difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate to start or to use in clinical trials;
•lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties; or
•changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical trial.

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

We may conduct future studies in countries outside of the United States. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:
•differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries; more stringent privacy requirements for data to be supplied to our operations in the United States, e.g., General Data Protection Regulation in the European Union;
•unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign taxes, including withholding of payroll taxes;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;

•continued uncertainties related to the withdrawal of the United Kingdom from the European Union (known as "Brexit") and its financial, trade, regulatory and legal implications, which could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate, and which may further create global economic uncertainty, which could materially adversely affect our business, business opportunities, results of operations, financial condition, and cash flows;
•the COVID-19 pandemic, which has resulted in global travel restrictions;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the recent coronavirus outbreak; and
•business interruptions resulting from geopolitical actions, including war and terrorism.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

•we may be forced to suspend marketing of such product;
•regulatory authorities may withdraw their approvals of such product;
•regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;
•we may be required to conduct post-marketing studies;
•we may be required to change the way the product is administered;
•we could be sued and held liable for harm caused to subjects or patients; and
•our reputation may suffer.

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

Our business is dependent on our ability to obtain regulatory approval for our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

We have not obtained regulatory approval for any product candidate and it is possible that our existing product candidates or any future product candidates will not obtain regulatory approval, for many reasons, including:

•disagreement with the regulatory authorities regarding the scope, design or implementation of our clinical trials;
•failure to demonstrate that a product candidate is safe and effective for our proposed indication;
•failure of clinical trials to meet the level of statistical significance required for approval;
•failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•disagreement with our interpretation of data from preclinical studies or clinical trials;
•the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a BLA, NDA or other submission or to obtain regulatory approval;
•the insufficiency of a single Phase 3 clinical trial of GPS in AML for regulatory approval in that indication;
•failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or

•changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

We currently have Orphan Drug Product designation for certain product candidates, and may seek Orphan Drug Product designation for additional product candidates or indications, which might not be received or provide the intended benefit thereof.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drug Products. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug Product if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have received Orphan Drug Product designations from the FDA for GPS in AML, MPM and MM as well as Orphan Medicinal Product designations from the EMA for GPS in AML, MPM and MM. Although we have received Orphan Drug Product designation for GPS, there is no guarantee that any of these indications for GPS will be successfully approved by the FDA, that GPS will be commercially successful in the marketplace, or that another product will not be approved for the same indication ahead of our product candidate.

Even if we obtain Orphan Drug Product exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an Orphan Drug Product is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, Orphan Drug Product exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We currently have Fast Track designation for certain product candidates and may seek Fast Track designation for additional product candidates or indications, which might not be received or provide the intended benefits thereof.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply to the FDA for Fast Track designation, which may or may not be granted by the FDA. The FDA has given us Fast Track designation for GPS in AML, MPM and MM and for NPS for the adjuvant treatment of patients with early stage breast cancer with low to intermediate HER2 expression following standard of care upfront therapy (surgery plus chemotherapy +/- radiotherapy).

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, cGCP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•issue warning letters or untitled letters;
•mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•seek an injunction or impose civil or criminal penalties or monetary fines;

•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to applications filed by us;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our products and generate revenues.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the DOJ, the Office of Inspector General of the U.S. Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as prosecution under the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or it disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•issue warning letters;
•impose civil or criminal penalties;
•suspend or withdraw regulatory approval;
•suspend any of our ongoing clinical trials;
•refuse to approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our contract manufacturers' facilities; or
•require a product recall.

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

We and our CMOs will need to conduct significant development work for each product candidate for each target indication for studies, trials and commercial launch readiness. We intend to improve the existing processes for GPS in connection with more advanced clinical trials or commercialization efforts we may undertake in the future. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, storage issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the recent coronavirus outbreak, other pandemics, earthquakes and other natural disasters, equipment failures, labor shortages, lack of adequate temperature controls, power failures, and numerous other factors. We currently estimate that we have sufficient clinical supplies to support our clinical trials for at least the next 12 months, however, this estimate is dependent on patient enrollment rates and a number of other factors and, accordingly, could change. Moreover, current clinical supplies may not be adequate for future clinical studies.

Additionally, the process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

•product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error;
•product loss or manufacturing failure due to failure of temperature controls in production, storage or transit;
•reduced production yields, product defects, and other supply disruptions due to deviations, even minor, from normal manufacturing and distribution processes;
•unexpected product defects;
•microbial, viral, or other contaminations in our product candidates or in the manufacturing facilities in which our product candidates are made, which may result in the closure of such manufacturing facilities for an extended period of time to allow for the investigation and remediation of the contamination;
•adverse impact on the active ingredient of GPS as a result of potential contamination from the presence of heavy metals which can lead to higher than acceptable rates of impurities resulting in the active ingredient being unacceptable for use; and
•adverse impact on the manufacturing of GPS as a result of potential contamination from excess water and oxygen which can lead to higher than acceptable levels of impurities resulting in the drug product being unacceptable for use.

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

Both GPS and NPS are administered in combination with GM-CSF, which is available in both liquid and lyophilized forms exclusively from one manufacturer. We will continue to be dependent on that manufacturer for our supply of GM-CSF in connection with the ongoing GPS and NPS trials and the potential commercial manufacture of these programs. We have not entered into a dedicated supply agreement with the manufacturer for GM-CSF, and instead rely on purchase orders to meet our supply needs. Any temporary interruptions or discontinuation of the availability of GM-CSF, or any determination by us to change the GM-CSF used with GPS or NPS, could have a material adverse effect on our clinical trials and any commercialization of the assets. Similarly, for GPS, Montanide is also administered in combination with GM-CSF and GPS. Any temporary interruptions or discontinuation of the availability of Montanide could have a material adverse effect on our clinical trials for GPS and any commercialization of the asset.

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

Our internal capacity for clinical trial execution and management is limited and therefore we rely heavily on third parties. We have relied upon and plan to continue to rely upon third-party CROs, vendors and contractors to monitor and manage data for our ongoing preclinical and clinical programs. We currently rely on and plan to continue to rely on a CRO for our Phase 3 trial for GPS in AML and well as all of our ongoing and contemplated clinical studies, with services to be rendered by such CROs and vendors ranging from, in the case of assorted Phase 2 trials, specific and need-tailored (e.g., data management and biostatistics) only to, in the case of our immune combination (PD1 blocker) Phase 2 trials and our Phase 3 trial for GPS in AML, all-encompassing. We rely on these parties for the execution of our preclinical studies and clinical trials, including the proper and timely conduct of our clinical trials, and we control only some aspects of their activities. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all.

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

If our company, or any of our partners or CROs, fail to comply with applicable regulations and good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. Upon inspection by a given regulatory authority, such regulatory authority could determine that any of our clinical trials are not in compliance with applicable requirements. In addition, our clinical trials must be conducted with product produced under cGMP and other requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply also would violate federal requirements in the United States and could result in other penalties, which would delay the regulatory approval process and result in adverse publicity.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, such as our License Agreement with 3D Medicines. These relationships, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, to conduct clinical trials for some or all of our product candidates and to commercialize our product candidates if approved. For example, in December 2020 we entered into an Exclusive License Agreement with 3D Medicines pursuant to which we granted commercialization rights in the Greater China Territory to 3D Medicines. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that we have generated, and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. We cannot necessarily control the amount or timing of resources that our contract partners, including 3D Medicines, will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. Most biological products are licensed for marketing by FDA via a BLA, under authorities in the Public Health Service Act, or PHSA. To obtain licensure or marketing approval for a new biologic, the sponsor (generally, the manufacturer) must demonstrate in the BLA that the biological product, and that the facility in which it is manufactured, processed, packed, or held, meets standards to assure that the product is safe, pure, and potent. As with other FDA-approved products, any subsequent change to the manufacturing process requires a demonstration to FDA of the comparability of the product’s attributes before and after the change to ensure that the safety and effectiveness of the product is maintained. In 2010, the Biologics Price Competition and Innovation Act, or BPCIA, enacted as Title VII of the ACA established an abbreviated pathway under the PHSA for licensure of biosimilar biologics (i.e., biosimilars, sometimes referred to as follow-on biologics). A biosimilar is a biological product that is demonstrated to be “highly similar” (i.e., biosimilar), but not identical, to an FDA-licensed biological product (i.e., the reference product).

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

Our composition of matter patents for certain of our product candidates have expired or will expire prior to any product marketing approval. We intend to seek data exclusivity and market exclusivity for GPS, which, like NPS, is expected to be regulated by the FDA as a biological product, provided under the PHSA, and similar laws in other countries. We believe that these product candidates will qualify for four years of data exclusivity and 12 years of market exclusivity under the BPCIA. The law is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates. There is also a risk that the U.S. Congress could amend the BPCIA to shorten the 12-year market exclusivity period or that the FDA will not consider our product candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the health care provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, health care providers are not restricted from prescribing biosimilar products in an off-label manner.

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

The regulatory, or non-patent, exclusivity available to drugs or biologics in some countries is less than that provided by the United States. On January 29, 2020, the United States signed the United States-Mexico-Canada Agreement (USMCA), which is to replace the North American Free Trade Agreement (NAFTA) of 1994. The current version does not include a minimum 10-year market exclusivity period for biologics that was part of earlier versions of the Agreement. The 10-year period in the USMCA would have increased Canada’s 8-year period of exclusivity and Mexico’s 5-year period of exclusivity. Furthermore, in some countries outside of the United States, peptide vaccines, such as GPS and NPS are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of shares of our common stock. Furthermore, under Title XI of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, certain agreements, including patent litigation settlement agreements between brand and generic drug companies, must be filed with the FTC and DOJ. The Patient Right to Know Drug Prices Act amended MMA Title XI, expanding the reporting requirements to include agreements between biosimilar product applicants and biologic companies.

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

Even if we obtain regulatory approval for any of our current or future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including cancer treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

•the efficacy and safety of such product candidates as demonstrated in clinical trials;
•the clinical indications and patient populations for which the product candidate is approved;
•acceptance by physicians, major cancer treatment centers and patients of the drug as a safe and effective treatment;
•the adoption of novel immunotherapies by physicians, hospitals and third-party payors;
•the potential and perceived advantages of product candidates over alternative treatments;
•the safety of product candidates seen in a broader patient group, including our use outside the approved indications;
•any restrictions on use together with other medications;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•the timing of market introduction of our products as well as competitive products;

•the development of manufacturing and distribution processes for commercial scale manufacturing for our novel WT1 peptide cancer immunotherapy product candidate;
•the cost of treatment in relation to alternative treatments;
•the availability of coverage and adequate reimbursement from third-party payors and government authorities;
•relative convenience and ease of administration; and
•the effectiveness of our sales and marketing efforts and those of our collaborators.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our current or future product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In the United States, the European Union, United Kingdom and other potentially significant markets for our current and future product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. For example, on May 8, 2019, CMS issued a final rule that would have required direct-to-consumer television advertisements of prescription drugs and biological products to include the Wholesale Acquisition Cost, or list price, of the product; however, the U.S. District Court for the District of Columbia invalidated the final rule, preventing it from taking effect. The District Court’s ruling was upheld by the U.S. Court of Appeals for the DC Circuit. In addition, under the Trump Administration’s Safe Importation Plan, at the end of December 2019, the FDA issued a notice of proposed rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada, although the impact of such future programs is uncertain. Congress has indicated that it will continue to seek additional new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts to repeal or repeal and replace certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as a part of the Tax Act, the remaining provisions of the ACA are invalid as well. In December 2019, the Fifth Circuit Court of Appeals upheld the lower court’s finding that the individual mandate in the law is unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the ACA so as not to be declared invalid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law. Until there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

Further changes to and under the ACA remain possible, although the new administration under President Joseph Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. President Biden indicated that he may use executive orders to undo changes to the ACA made by the former administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare, including facilitation of generic entry and biosimilars. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;
•our ability to receive or set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•our ability to enjoy or maintain market exclusivity;
•the level of taxes that we are required to pay; and
•the availability of capital.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, healthcare entities, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•the federal healthcare Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;
•federal civil and criminal false claims laws, including the federal False Claims Act that can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;
•the federal physician sunshine requirements under the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and
•state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our predecessor, Galena, was involved in multiple legal and governmental proceedings, including stockholder class actions, both state and federal, some of which are ongoing. These legal and governmental actions, or the Galena Legacy Matters, included allegations relating to federal securities law violations, claims under the False Claims Act and Anti-Kickback Statute, claims regarding breaches of contract, and other stockholder allegations, including claims of breaches of fiduciary duty by our former directors, and fentanyl related litigation. Additionally, securities class action or stockholder derivative litigation has become common in our industry following the announcement of negative data or adverse events. We have in the past, and may in the future, become involved in this type of litigation. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the continuing company’s business.

In December 2015, Galena announced that it had received a subpoena from the U.S. Attorney’s Office for the District of New Jersey, or the USAO NJ, requesting the production of a broad range of documents pertaining to marketing and promotional practices related to Abstral, a fentanyl or synthetic opioid product, that was sold to Sentynl Therapeutics Inc., or Sentynl, in November 2015. In January 2016, Galena announced that the USAO NJ and the DOJ were conducting a criminal and civil investigation of Galena, which came to involve criminal investigations with respect to possibly one or more then-current and/or former employees. On September 8, 2017, the DOJ announced a civil settlement agreement with Galena regarding certain of the marketing and promotional practices at issue in the USAO NJ and DOJ’s investigation. The settlement involved a civil resolution agreement and a civil payment of approximately $7.551 million, plus interest accrued since the date of reaching an agreement in principle in return for a release of federal government claims against Galena in connection with the covered conduct in investigation. The civil payment was fully paid on or about December 29, 2017. The settlement did not include releases of criminal claims by the USAO NJ and DOJ or claims by state agencies or administrative claims HHS but each of these government authorities indicated that they had no present intention to pursue claims in connection with the investigation. A qui tam action had been filed against Galena and others as described in the settlement agreement with DOJ and USAO NJ. As set forth in that settlement agreement, for a release of all claims against Galena and its former officers and directors and dismissal with prejudice of the qui tam lawsuit, the relator received a portion of the $7.551 million payment to the federal government. As a result of the payment of the settlement amount, the federal government and the relator filed a stipulation of dismissal with prejudice as to their claims against Galena in the qui tam lawsuit. In a separate settlement agreement, Galena paid $0.3 million in cash to the relator’s counsel for the statutorily mandated attorney’s fees.

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

We received a subpoena from the U.S. Attorney’s Office for the Southern District of New York, or USAO SDNY, in February 2018, seeking documents related to specific prescribing physicians for Abstral (fentanyl) sublingual tablets, who have been subsequently indicted, to which we responded. To our knowledge, we are not a target or subject of that investigation and have had no further interaction with the USAO SDNY with regard to the matter after responding to the subpoena.

There continues to be significant litigation and governmental activity generally in the fentanyl and opioid area, and this activity is expected to continue and may increase in the future. We cannot assure you we will not become subject to additional significant legal or governmental proceedings relating to Galena’s former Abstral business in the future. Moreover, in addition to these ongoing and prior matters, we may be exposed to claims, or other legal or governmental actions in the future relating to violations of the False Claims Act, Anti-Kickback Statute, the ACA, or any other applicable state or federal statutes or regulations, and thereby be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. Since DOJ published a memorandum in 2016 formally instructing prosecutors to focus on individual accountability when dealing with corporate misconduct, individual prosecutions have increased. As a result, former individual executives or other former employees of Galena could be subjected to prosecution relating to Galena’s former Abstral business in the future.

In February 2017, Galena, and certain of its then officers and directors, were named in a purported consolidated putative class action lawsuit that generally alleges that Galena and certain of its then officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose, among other things, that certain of Galena’s promotional practices were allegedly improper and that these alleged failures rendered Galena’s statements about its business misleading. This action is currently pending in the U.S. District Court for the District of New Jersey. We deny any and all allegations of wrongdoing and are vigorously defending against this lawsuits. We are, however, unable to predict the outcome of this matter at this time. This lawsuit could adversely impact our reputation and divert management attention and resources away from other priorities. Three related derivative lawsuits were filed with respect to which we have reached a settlement in principle subject to final documentation and court approval.

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

These Galena Legacy Matters have required and continue to require our management and board of directors to devote a significant amount of time and resources to defending such claims and addressing such allegations, rather than focusing on executing on our business plans and operations. We may, in the future, become subject to additional legal and governmental actions that will also require us to expend time and resources. The settlement of the Galena Legacy Matters has resulted in substantial payments, some of which have not been fully covered by our insurance policies. We may continue to incur substantial unreimbursed legal fees and other expenses in connection with the Galena Legacy Matters. These ongoing and other future legal and governmental proceedings may not qualify for coverage under, or may exceed the limit of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us. Moreover, in addition to these ongoing and prior matters, we may be exposed to other legal or governmental actions in the future, which could result in the payment of additional amounts and have a material adverse effect on our financial condition and results of operations. We can make no assurances as to the time or resources that will need to be devoted to the Galena Legacy Matters, or any new or future matters or their outcome, or the impact, if any, that these matters or any resulting legal or governmental proceedings may have on our business or financial condition but any further action in respect of any such matter by a governmental agency could have a material adverse effect on our results of operation and our business and prospects. See “Business-Legal Proceedings” for more information regarding our legal and governmental proceedings.

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

We face an inherent risk of product liability exposure related to the testing of our current or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any product candidates or products that we may develop;
•termination of clinical trial sites or entire clinical trial programs;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial subjects or patients;
•loss of revenue;

•diversion of management and scientific resources from our business operations; and
•the inability to commercialize any products that we may develop.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and which could impact our ability to raise capital in the future. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), or any required subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2020. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Vice President Finance and Chief Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

There are several agents in clinical development in potentially comparable settings to our Phase 3 AML clinical development program for GPS. The most advanced of these products is Onureg (oral azacitidine) under development by Bristol-Myers Squibb, or BMS, which was approved by the FDA in September 2020 for maintenance therapy of AML patients after having achieved first complete remission. There are several of other investigational immunotherapies advancing through Phase 2 and Phase 3 trials for target indications that we believe are also potential target indications for GPS. If these or other therapies are successful in their development, it could negatively impact our ability to enroll our clinical trials and could negatively impact the commercial potential of GPS.

Principal competitors for our AML indication include both companies with currently approved products in AML, such as AbbVie/Genentech (the holders of rights to VENCLEXTA), Agios Pharmaceuticals, Inc./Servier (the holder of U.S. rights to TIBSOVO), Novartis AG (the holder of rights to RYDAPT), Astellas Pharmaceuticals (the holder of rights to XOSPATA), BMS (the holder of rights to VIDAZA and IDHIFA), Otsuka Pharmaceutical Co., Ltd. (the holder of rights to DACOGEN), among others, as well as those with front-line chemotherapy drugs and maintenance therapies such as Jazz Pharmaceuticals, Inc. (the holder of rights to VYXEOS), BMS (the holder of rights to ONUREG),as well as Pfizer Inc. (the holder of rights to MYLOTARG and DAURISMO), among others, as well as companies with drugs currently in development in AML, such Daiichi Sankyo (the holder of rights to quizartinib/licensed in Japan under the trade name VANFLYTA), Karyopharm Therapeutics, Inc. (the holder of rights to XPOVIO), Pfizer Inc./AROG Pharmaceuticals, LLC (the holders of rights to crenolanib), Novartis AG (the holder of rights to MBG453), Johnson & Johnson/Janssen Pharmaceuticals, Inc. (the holder of rights to cusatuzumab, or ARGX-110/JNJ-4550), Gilead Sciences, Inc. (the holder of rights to magrolimab, or Hu5F9 G4), Actinium Pharmaceuticals, Inc. (the holder of rights to [131]-iodine-apamistamab, or Iomab-B), and Rafael Pharmaceuticals, Inc. (the holder of rights to devimistat), among others. Companies currently engaged in the clinical development of AML therapies with an immunological/immuno-modulatory mechanism of action include Pfizer Inc./EMD Serono (the holders of rights to BAVENCIO), BMS (the holder of rights to YERVOY), MacroGenics, Inc./Les Laboratoires Servier, SA (the holders of rights to flotetuzumab, or MGD006), Celyad Oncology SA (the holder of rights to CYAD-01), Fortress Biotech, Inc. (the holder of rights to CNDO-109), Glycostem Therapeutics BV (the holder of rights to oNKord), iCell Gene Therapeutics, LLC (the holder of rights to CLL1-CD33 Compound CAR T-cell), among others. Finally, companies currently engaged in the clinical development of WT1-targeting vaccines (not specifically for AML) include Otsuka Pharmaceutical Co., Ltd. (the holder of rights to OCV-501) and Dainippon Sumitomo Pharma Co., Ltd./ Boston Biomedical, Inc. (the holder of rights to DSP-7888/ade-gramotide/nelatimotide).

We are also conducting clinical development programs in combination with cancer checkpoint inhibitors. This is a highly competitive field, with hundreds of such combination trials with various checkpoint inhibitors ongoing. If one or more of these combinations produce positive results in indications that we believe are targets for GPS (either in combination or in stand-alone administration) this could increase the difficulty for us to conduct our trials and could negatively impact our path to regulatory approval and our ability to successfully commercialize our products.

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

We rely to a large extent upon sophisticated information technology networks and systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we have invested significantly in the protection of data and information technology, there can be no assurance that we detect any such disruption or security breach or that our efforts will prevent service interruptions or security breaches.

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

As of December 31, 2020, we had seven full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•managing our clinical trials effectively;
•identifying, recruiting, maintaining, motivating and integrating additional employees;
•managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•improving our managerial, development, operational, information technology, human resources and finance systems; and
•expanding our facilities.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act remains uncertain and our business and financial condition could be adversely affected. In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or the FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, or the CAA.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $33.7 million and $1.2 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

Risks Relating to Ownership of Our Common Stock

We will likely need to secure additional capital which may cause dilution to you and our existing stockholders, provide subsequent investors with rights and preference that are senior to yours, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We will likely need to raise additional capital in the future. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of common stock. In addition, if we raise funds through the issuance of additional equity, whether through private placements or additional public offerings, such an issuance would dilute our stockholders and, similar to some of our past financings, may contain terms that could result in additional further significant dilution in the future. Debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends, and may require us to grant security interests in our assets, including our intellectual property and for our subsidiaries to guarantee our obligations.

The market price and trading volume of shares of our common stock may be volatile.

The market price of shares of our common stock has exhibited substantial volatility. Between January 2, 2020 and December 31, 2020, the daily closing price of shares of our common stock as reported on Nasdaq ranged from a low of $1.53 to a high of $17.66. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

•reports of the results of our clinical trials regarding the safety or efficacy of our product candidates and surrogate markers;
•announcements of regulatory developments or technological innovations by us or our competitors;
•announcements of business or strategic transactions or our success in finalizing such a transaction;
•announcements of legal or regulatory actions against us or any adverse outcome of any such actions;
•changes in our relationships with our licensors, licensees and other strategic partners;
•low volume in the number of shares of our common stock traded on Nasdaq;
•our quarterly operating results;
•announcements of dilutive financing;
•announcements of additional potential reverse stock split;
•developments in patent or other technology ownership rights;
•additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders;
•government regulation of drug pricing; and
•general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.

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

As of December 31, 2020, we had reserved for issuance 207,520 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $13.38 per share, 170,000 shares of our common stock issuable upon the vesting of outstanding restricted stock units with a weighted average grant date fair value of $1.89 per share, and 1,391,650 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $27.75 per share. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

Certain of our securityholders have registration rights and they can require us, subject to certain limitations, to register their securities for resale and to maintain such registration. Any such resales into the public market could place downward pressure on the price of our common stock.

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
•limit the right of securityholders to remove directors;
•prohibit stockholders from acting by written consent;
•regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and
•authorize our Board to issue preferred stock in one or more series, without stockholder approval.

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

As previously reported, on May 31, 2019, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to the Minimum Bid Price Rule. In connection therewith, we effected a 1-for-50 reverse stock split of our common stock on November 7, 2019, and on November 25, 2019, we were informed by Nasdaq that we regained compliance with the Minimum Bid Price Rule.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our headquarters in New York, New York. The lease covers approximately 5,143 square feet of office space and expires in December 2024. We believe that our facility is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Our predecessor, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, some of which are ongoing and to which we are now subject as a result of the Merger. They are as follows:

On February 13, 2017, certain putative shareholder securities class action complaints were filed in federal court alleging, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the U.S. District Court for the District of New Jersey and a consolidated complaint was filed. We filed a motion to dismiss the consolidated complaint. On August 21, 2018, our motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, we filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted our motion to dismiss without prejudice to file an amended complaint. On December 20, 2019, the lead plaintiffs filed a second Amended Consolidated Class Action Complaint. On January 29, 2020, we filed a motion to dismiss the amended complaint. On January 5, 2021, the U.S. District Court for the District of New Jersey granted our motion to dismiss without prejudice to file an amended complaint. On February 18, 2021, the lead plaintiffs filed a third Amended Consolidated Class Action Complaint. We deny the allegations in this action and intend to vigorously defend against them. We are unable, however, to predict the outcome of this matter at this time.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against Galena’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors, officers and employees, and us as a nominal defendant. These complaints purport to assert derivative claims for breach of fiduciary duty on our behalf against our former directors and, in certain of the complaints, certain of our former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The derivative lawsuit filed in California state court is currently stayed pending resolution of a motion to dismiss in the referenced securities class action. On July 13, 2020 and July 16, 2020, respectively, we filed motions to dismiss the two complaints filed in the U.S. District Court for the District of New Jersey. We have reached a settlement in principle with the plaintiffs in these three cases which is subject to final documentation and court approval.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol SLS.

Holders

As of March 16, 2021, there were approximately 17 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, for use in our development activities and the operation of our business. The payment of any future dividends will be subject to the discretion of our Board of Directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, prospects and other factors that our Board of Directors may deem relevant. Our ability to pay future dividends may be restricted by the terms of any future securities we may issue.

Recent Sales of Unregistered Securities

During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

During the year ended December 31, 2020, we did not purchase any of our equity securities. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Previous Columns)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan	21,520	$112.85	—
2019 Equity Incentive Plan	186,000	$1.87	100,689
Restricted Stock Units	170,000	N/A	—
Employee Stock Purchase Plan	—	N/A	8,302
Equity compensation plans not approved by security holders
None	—	—	—
Total	377,520	$13.38	108,991

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

Please see Part I, Item 1 “Business— Strategic Collaboration and License Agreements” and Note 5 to our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K for more information relating to such arrangements.

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

In January 2020, we commenced a Phase 3 trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. We expect to enroll approximately 116 patients at up to approximately 135 clinical sites primarily in the United States and Europe with a planned interim safety and futility analysis after 80 events (deaths).

In December 2018, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). The tumor type currently being studied is ovarian cancer (second or third line).

In February 2020, a Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy targeting the human epidermal growth factor receptor 2, or HER2, expressing cancers. Data presented in 2018 from a Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER2 low expressing (1+ or 2+ per immunohistochemistry, or IHC) breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS, rate for the triple negative breast cancer, or TNBC, cohort at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. Following ongoing discussions with the FDA and based upon written feedback from the FDA and on the totality of clinical, safety and translational NPS data to date, we have finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment. If successful, we believe this study may be considered as the basis for a BLA submission to the FDA. We are seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in order to maximize the potential of the program and we do not plan to conduct and fund a Phase 3 program for NPS on our own.

FBP-targeting bivalent vaccine (GALE-301/-302)

In order to prioritize development of our core assets, we determined to cease development of GALE-301 and GALE-302, cancer immunotherapies that target the E39 peptide derived from the folate binding protein, or FBP, which were licensed in from The Henry M. Jackson Foundation, or HJF, and the MD Anderson Cancer Center, or MDACC and entered into a Termination Agreement with HJF and MDACC in February 2021.

Financial Position

At December 31, 2020, we had cash and cash equivalents of $35.3 million. We have incurred operating losses since inception and have not generated any product sales revenue or achieved profitable operations. We incurred net losses of $16.8 million and $19.3 million for the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit as of December 31, 2020 was $117.9 million, and we expect to continue to incur substantial losses in future periods.

Our operating expenses will increase substantially as we continue to advance our product candidates assuming we receive sufficient funding to continue our ongoing studies and initiate our planned studies. We anticipate that our expenses will increase as we:
•complete our Phase 3 clinical trial and our Phase 1/2 basket study;
•continue the research, development and scale-up of manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;
•scale up manufacturing for GPS, including manufacturing validation activities;
•maintain, expand and protect our global intellectual property portfolio;
•hire additional personnel, including clinical, manufacturing, and scientific personnel, sales and marketing personnel, and general and administrative personnel.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates. We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses for at least the next 12 months following the issuance of our financial statements.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus to be a “pandemic”. The COVID-19 pandemic continues to present substantial public health and economic challenges around the world which have impacted, and will continue to impact, millions of individuals and business worldwide. Efforts to contain the spread of the coronavirus since March 2020 have led to travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. As we have historically functioned operationally as a semi-virtual company, the transition to “work-from-home” for our employees has not materially altered our business operations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance which provides for a hybrid of remote and in-office work, and we expect to operate on such a semi-virtual basis for at least the first half of 2021. We are continuously monitoring the impact of the pandemic on our clinical development programs. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States and Europe continuing. Throughout 2020 and early 2021, we initiated additional sites as planned. However, we have observed that clinical site initiations and patient enrollment may be delayed due to prioritization of hospital resources towards the COVID-19 pandemic. Clinicians and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt operations at sites. Accordingly, we are uncertain at this time the extent to which these newly initiated sites will be fully operational, which we believe could have an impact on the projected timing of the REGAL study. Additionally, several European Union countries in which we plan to initiate clinical sites, including Germany, France, and Italy, continue to impose restrictions in response to the continued surge in coronavirus cases throughout the European Union. We believe that the COVID-19 pandemic has not materially impacted our efforts to out-license NPS. The full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the actions taken to contain or treat COVID-19, the overall duration of the outbreak, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, and the emergence of new geographic hotspots where the coronavirus is spreading more rapidly. In particular, the continued spread of the coronavirus globally could adversely impact our clinical trial operations and could have an adverse impact on our business and the financial results.

Components of Results of Operations

License Revenue

License revenue consists of revenue recognized pursuant to our Exclusive License Agreement with 3D Medicines Inc., or 3DMed, dated December 7, 2020, or the 3DMed Agreement. In the future, we may generate revenue from a combination of reimbursements, up-front payments, milestone payments and royalties in connection with the 3DMed Agreement.

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
•the receipt of marketing approvals; and
•the commercialization of current and future product candidates.

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

In Process Research and Development Impairment Charge

The impairment charge recognized during the year ended December 31, 2019 was in connection with the abandonment of future development of GALE-301 and GALE-302 in-process research and development, or IPR&D, assets.

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, and interest income. Interest income primarily reflects the interest earned from our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

(dollars in thousands)	Year ended December 31,
	2020	2019	Change
License revenue	$1,900	$—	$1,900
Operating expenses:
Research and development	9,282	7,285	1,997
General and administrative	9,600	9,923	(323)
In-process research and development impairment charge	—	2,833	(2,833)
Total operating expenses	(18,882)	(20,041)	(1,159)
Loss from operations	(16,982)	(20,041)	(3,059)
Non-operating income	208	668	(460)
Loss before income taxes	(16,774)	(19,373)	(2,599)
Income tax benefit	(17)	(81)	64
Net loss	$(16,757)	$(19,292)	$(2,535)

For the year ended December 31, 2020, our net loss was $16.8 million compared with a net loss of $19.3 million for the year ended December 31, 2019. The decrease of $2.5 million in net loss was primarily attributable to a decrease in operating loss of $3.1 million, primarily driven by a $1.9 million increase in license revenue, a $0.3 million decrease in general and administrative expenses, and a $2.8 million decrease in non-cash charges for impairments of IPR&D, partially offset by an increase of $2.0 million in research and development expenses, a decrease in non-operating income of $0.5 million and a decrease in income tax benefit of $0.1 million.

Further analysis of the changes and trends in our operating results are discussed below.

License Revenue

License revenue for the year ended December 31, 2020 was $1.9 million and related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed Agreement for the development and commercialization of GPS in China, Hong Kong, Macau, and Taiwan. There was no license revenue for the year ended December 31, 2019.

Research and Development

Research and development expenses were $9.3 million for the year ended December 31, 2020 compared to $7.3 million for the year ended December 31, 2019. As compared to the prior period, the $2.0 million increase in research and development expenses was primarily attributable to a $0.9 million increase in clinical trial expenses primarily due to the initiation of our Phase 3 trial of GPS in AML in 2020, a $0.8 million increase in manufacturing to support our ongoing clinical programs including initiating a technology transfer to a new drug product manufacturer, a $0.5 million increase in outsourced clinical and regulatory consulting services in support of our ongoing clinical programs, a $0.4 million increase in personnel related expenses due to increased headcount, and a $0.2 million increase in other research and development expenses. These increases were partially offset by a $0.8 million decrease in licensing fees per our license agreements.

General and Administrative

General and administrative expenses were $9.6 million for the year ended December 31, 2020 compared to $9.9 million for the year ended December 31, 2019. The $0.3 million decrease was primarily driven by a $1.0 million decrease in legal fees due to reduced litigation, a $0.4 million decrease in personnel related expenses due to reduced headcount, and $0.2 million decrease in other general and administrative expenses. These decreases were partially offset by a $0.9 million increase in insurance premiums due to hardening insurance markets and a $0.4 million increase in outsourced professional services and public company costs.

In-Process Research and Development Impairment Charge

During the fourth quarter of 2019, we determined that the IPR&D asset associated with the GALE-301 and 302 product candidates was impaired and recorded an impairment charge of approximately $2.8 million for the year ended December 31, 2019. Included in the asset impairment expenses are a non-cash charge of approximately $2.8 million for impairment of intangible assets recorded as IPR&D and an acceleration of a de minimis amount of prepaid expenses and other current assets.

Non-Operating Income, Net

Non-operating income (expense), net for the years ended December 31, 2020 and 2019, respectively, was as follows (dollars in thousands):

	Years Ended December 31,
	2020	2019	Change
Change in fair value of warrant liability	$(97)	$1,136	$(1,233)
Change in fair value of the contingent consideration	279	(586)	865
Interest income	26	118	(92)
Total non-operating income, net	$208	$668	$(460)

The decrease in our net non-operating income (expense) during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a non-cash $1.2 million decrease in the gain arising from the change in the fair value of liability-classified warrants to acquire shares of our common stock and a $0.9 million increase in the change in fair value of the contingent consideration. The change in the estimated fair value of our warrant liability during the years ended December 31, 2020 and 2019 was primarily due to the changes in our common stock price. The change in the estimated fair value of the contingent consideration is driven by changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria.

Interest income for the years ended December 31, 2020 and 2019 consists of nominal interest earned from our cash and cash equivalents.

The changes in fair value of warrant liability, changes in fair value of contingent consideration and the loss on settlement of liability-classified warrants are all non-cash in nature.

Income Tax Benefit

For the year ended December 31, 2020, we recognized a de minimis income tax benefit. For the year ended December 31, 2019 we recognized an income tax benefit of $0.1 million primarily attributable to the IPR&D impairment charge. There was no such charge in 2020.

Liquidity and Capital Resources

We have not generated any revenue from product sales in the years ended December 31, 2020 and 2019. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds from sale of debt and equity securities.

On December 13, 2020, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we issued, in a registered direct offering by us directly to the investors, or the December 2020 Registered Direct Offering, an aggregate of 2,320,000 shares of common stock at an offering price of $7.00 per share for gross proceeds of approximately $16.2 million. The net proceeds to us from the December 2020 Registered Direct Offering, after deducting placement agent fees and related offering expenses, was approximately $15.0 million.

In December 2020, we received a one-time upfront cash payment of $7.5 million from 3DMed pursuant to the 3DMed License Agreement.

On July 31, 2020, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell, in a private placement directly to the investors, or the July 2020 PIPE Offering, 2,744,078 shares of its common stock and accompanying warrants to purchase an aggregate of up to 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants were immediately exercisable at an exercise price of $3.30 per share and will expire five years from the date of issuance. The July 2020 PIPE Offering closed on August 4, 2020. The net proceeds to us from the July 2020 PIPE Offering, after deducting the placement agent fee and related offering expenses, was approximately $8.5 million.

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

During the year ended December 31, 2020, we received $8.5 million from the exercise of warrants to acquire shares of common stock. Subsequent to December 31, 2020, during the first quarter of 2021, we received $3.0 million from the exercise of warrants to acquire shares of common stock.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions.

As of December 31, 2020, we had an accumulated deficit of $117.9 million, cash and cash equivalents of $35.3 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $12.3 million as of December 31, 2020. We expect our cash and cash equivalents, together with the $3.0 million received from the exercise of warrants to acquire shares of common stock in the first quarter of 2021, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, though we may pursue additional capital resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Our expectations with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research and development programs or be unable to expand our operations or otherwise prepare for the potential regulatory approval and commercialization of our product candidates, assuming positive data.

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$35,302	$7,277
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$35,402	$7,377

We maintained $0.1 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively, on hand with our financial institutions as collateral for our corporate credit cards.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2020 and 2019 (amounts in thousands):

	For the December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	(10,417)	(17,643)
Financing activities	38,442	19,569
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$28,025	$1,926

Net Cash Flow from Operating Activities

Net cash used in operating activities of $10.4 million during the year ended December 31, 2020 was primarily attributable to our net loss of $16.8 million. This amount was offset by a change in our operating assets and liabilities of $5.4 million and various net non-cash charges of $0.8 million These noncash charges were comprised of $0.6 million in non-cash stock-based compensation expense, and the amortization of $0.3 million in contract asset costs associated with the 3DMed License Agreement as well as a $0.1 million change in the fair market value of our warrant liability. These amounts were partially offset by a gain of $0.3 million from the decrease in the fair value of our contingent consideration liability. The net change in our operating assets and liabilities is primarily attributable to an increase in deferred revenue related to our 3DMed License Agreement.

Net cash used in operating activities of $17.6 million during the year ended December 31, 2019 was primarily attributable to our net loss of $19.3 million. This amount was offset by various net non-cash charges of $2.8 million, which was comprised of a $2.8 million impairment of our in-process research and development, or IPR&D, asset associated with the GALE-301 and GALE-302 product candidates, a $0.6 million increase in the fair value of our contingent consideration liability, and $0.6 million in non-cash stock-based compensation expense. These amounts were partially offset by a gain of $1.1 million from the decrease in the fair value of liability-classified warrants and a $0.1 million decrease in our deferred tax liability. The net change in our operating assets and liabilities of $1.1 million is primarily attributable to a decrease in our accounts payable and accrued expenses.

Net Cash Flow from Financing Activities

We generated $38.4 million of net cash from financing activities for the year ended December 31, 2020, which was primarily attributable to $29.9 million in net proceeds from the sale of common stock, common stock pre-funded warrants, and common stock warrants and $8.5 million in net proceeds from the exercise of warrants to acquire shares of common stock.

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

As of December 31, 2020, we had the following noncancelable contractual commitments:

	Payments due by period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating lease (1)	$1,264	$302	$632	$330	$—

(1) Operating lease obligations reflect our obligation to make payments in connection with our corporate headquarters in New York, NY.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of December 31, 2020.

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

Valuation of Intangible Assets

    In conjunction with the completion of the business combination with Galena Biopharma, Inc. in 2017, or the Merger, we recorded intangible assets related to IPR&D. We had total intangible assets of $5.7 million as of December 31, 2020 and 2019, respectively.

    The identifiable intangible assets are measured at their respective fair values as of the acquisition date and may be subject to revision within the measurement period, which may be up to one year from the acquisition date. The models used in valuing these intangible assets require the use of significant estimates and assumptions including but not limited to:

•estimates of revenue and operating profits related to products or product candidates;
•the probability of success for unapproved product candidates considering their stages of development;
•the time and resources needed to complete the development and approval of product candidates;
•the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals; and
•risks related to the viability of and potential alternative treatments in any future target markets.

    We believe the fair values used to record intangible assets acquired in connection with a business combination using information known and knowable and are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

    Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development, or R&D, efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. During the period the assets are considered indefinite-lived, they are not amortized but are tested for impairment on an annual basis as well as between annual tests if we become aware of any events or changes that would indicate that it is more likely than not that the fair value of the IPR&D is below their respective carrying amounts. The fair value of our indefinite-lived intangible assets is dependent on assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions and changes to our assumptions could have a significant impact on our results of operations in any given period.

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

    We perform our annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Goodwill is evaluated for impairment using the simplified test of goodwill impairment as defined by the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-04. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. We did not recognize any impairment of goodwill during the years ended December 31, 2020 and 2019.

Accrued Research and Development Expenses

    As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers require advance payments; however, some invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•Vendors in connection with preclinical development activities;
•the production of preclinical and clinical trial materials; and
•CROs in connection with clinical trials; and investigative sites in connection with clinical trials.

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

Revenue Recognition

We record revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue From Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and we assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Development, Regulatory and Sales Milestones and Other Payments

At the inception of each arrangement that includes regulatory or development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

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

    Given our limited history as a publicly traded company following the Merger on December 29, 2017, we did not have sufficient trading data to calculate volatility based on our own common stock, and the expected volatility was calculated as of each grant date based on our own implied volatility in combination with a peer group of publicly traded companies. The expected term of the stock options was determined based upon the simplified approach for employees, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration. As data associated with future exercises is obtained, the expected term of future grants will be adjusted accordingly. For non-employee awards, we use the remaining contractual term.

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

Recent Accounting Pronouncements Adopted

    In August 2018, FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13 modifies, adds and removes certain specific disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and to delay adoption of the additional disclosures until their effective date. We adopted this standard on January 1, 2020 and the required disclosures are included in our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”), as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Contingent Consideration Liability

As described in Note 6 to the consolidated financial statements, the Company’s contingent consideration liability balance was $4.6 million as of December 31, 2020. The contingent consideration liability relates to the Company’s future remaining contingent payments arising from a historical acquisition and is based on the achievement of certain development and commercial milestones relating to one of the Company’s drug candidates. The contingent consideration liability is recorded at its estimated fair value which management revalues periodically with changes in the estimated fair value reflected in non-operating income (expense), net in the consolidated statements of operations. Management estimates the fair value of the contingent consideration liability using a probability-weighted, discounted cash flow model that factors in observable inputs including changes in discount periods and rates, and unobservable inputs including changes in the probability and anticipated timing for the achievement of stated development and commercial milestones, and which is considered a Level 3 fair value measurement.

The valuation of the contingent consideration liability requires management to make significant assumptions and complex judgements about the potential future value of the contingent payment. These assumptions include the assessment of the probabilities and timing of achievement of certain developmental and commercial milestones, and discount rates used.

We identified the evaluation of the contingent consideration liability as a critical audit matter due to the significant estimates and assumptions management makes to quantify and to record the amount, including the determination of various unobservable inputs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of assumptions including the unobservable inputs.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the appropriateness of management’s process for determining the valuation of the contingent consideration liability by:
•Evaluating the methodology, including management’s identification of the significant assumptions, utilized to calculate the amount; and
•Testing the mathematical accuracy and the appropriateness of the formulaic calculation.
•Evaluating the reasonableness of the significant assumptions used by management:
•Testing the completeness, accuracy and relevance of underlying data used in management’s estimate; and
•Performing inquiries with appropriate non-financial personnel regarding development activities and other factors to corroborate management’s assertions regarding qualitative judgments about the timing of certain stated development and commercial milestones.
•Developing an independent expectation of the contingent consideration liability amount based on historical and current discount rate trends, the passage of time, progress and status of the Company’s on-going development activity.

/s/ Moss Adams LLP

San Francisco, California
March 23, 2021

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,302	$7,277
Restricted cash and cash equivalents	100	100
Stock subscription receivable	—	308
Contract asset	1,128	—
Prepaid expenses and other current assets	395	557
Total current assets	36,925	8,242
Operating lease right-of-use asset	896	217
In-process research and development	5,700	5,700
Goodwill	1,914	1,914
Deposits and other assets	614	536
Total assets	$46,049	$16,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,657	$3,902
Accrued expenses and other current liabilities	1,913	1,171
Operating lease liability	166	217
Deferred revenue	5,600	—
Total current liabilities	12,336	5,290
Operating lease liability, non-current	825	—
Deferred tax liability	239	262
Warrant liability	55	52
Contingent consideration	4,633	4,912
Total liabilities	18,088	10,516
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 14,254,554 shares issued and outstanding at December 31, 2020; 5,080,100 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	145,864	107,239
Accumulated deficit	(117,904)	(101,147)
Total stockholders’ equity	27,961	6,093
Total liabilities and stockholders’ equity	$46,049	$16,609

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Licensing revenue	$1,900	$—

Operating expenses:
Research and development	9,282	7,285
General and administrative	9,600	9,923
In-process research and development impairment charge	—	2,833
Total operating expenses	(18,882)	(20,041)
Loss from operations	(16,982)	(20,041)
Non-operating income (expense):
Change in fair value of warrant liability	(97)	1,136
Change in fair value of contingent consideration	279	(586)
Interest income, net	26	118
Total non-operating income, net	208	668
Loss before income taxes	(16,774)	(19,373)
Income tax benefit	(17)	(81)
Net loss	(16,757)	(19,292)
Deemed dividend arising from warrant modifications	(78)	(8,416)
Impact of anti-dilution protection on liability-classified warrants	—	(243)
Net loss attributable to common stockholders	$(16,835)	$(27,951)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(2.11)	$(10.92)
Weighted-average common shares outstanding, basic and diluted	7,977,104	2,558,755

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	440,529	$1	$87,099	$(81,855)	$5,245
Issuance of common stock and common stock warrants, net of issuance costs	1,051,441	—	16,144	—	16,144
Issuance of common stock for exercise of warrants, net of offering costs	2,102,744	—	3,658	—	3,658
Issuance of common stock upon exercise of pre-funded warrants	1,485,156	—	8	—	8
Impact of anti-dilution protection on liability-classified warrants	—	—	(243)	—	(243)
Issuance of common stock upon vesting of restricted stock units	230	—	—	—	—
Stock-based compensation	—	—	573	—	573
Net loss	—	—	—	(19,292)	(19,292)
Balance at December 31, 2019	5,080,100	1	107,239	(101,147)	6,093
Issuance of common stock and common stock warrants, net of issuance costs	6,253,078	—	29,418	—	29,418
Issuance of common stock for exercise of warrants, net of offering costs	2,472,576	—	8,625	—	8,625
Issuance of common stock upon exercise of pre-funded warrants	448,800	—	4	—	4
Stock-based compensation	—	—	578	—	578
Net loss	—	—	—	(16,757)	(16,757)
Balance at December 31, 2020	14,254,554	$1	$145,864	$(117,904)	$27,961

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2020		2019
Cash flows from operating activities:
Net loss	$(16,757)		$(19,292)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash In-process research and development impairment charge	—		2,833
Deferred income taxes	(23)		(95)
Non-cash stock-based compensation	578		573
Amortization of contract asset	282		—
Change in operating lease right of use assets	95		—
Change in fair value of common stock warrants	97		(1,136)
Change in fair value of contingent consideration	(279)		586
Changes in operating assets and liabilities:
Prepaid expenses and other assets	84		(76)
Accounts payable	(836)		12
Accrued expenses and other current liabilities	742		(1,048)
Deferred revenue	5,600		—
Net cash used in operating activities	(10,417)		(17,643)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	29,599		15,971
Proceeds from exercise of warrants	8,535		3,598
Collection of stock subscription receivable	308		—
Net cash provided by financing activities	38,442		19,569
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	28,025		1,926
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of year	7,377		5,451
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of year	$35,402		$7,377

Supplemental disclosure of cash flow information:
Cash received during the year for interest	$26		$118
Supplemental disclosures:
Stock subscription receivable	$—		$308
Contract asset within accounts payable	$1,410		$—
Reclassification of warrant liabilities upon exchange for shares of common stock	$94		$68
Impact of anti-dilution protection on liability-classified warrants	$—	0	$243
Deferred offering costs included in accounts payable and accrued expenses	$181		$135
Right-of-use assets recorded	$976		$549

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

SELLAS Life Sciences Group, Inc. (the "Company" or "SELLAS") is a late-stage clinical biopharmaceutical company focused on novel cancer immunotherapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination to address a broad spectrum of hematologic malignancies and solid tumor indications. SELLAS’ second product candidate, nelipepimut-S ("NPS"), is a HER2-directed cancer immunotherapy with potential for the treatment of patients with early stage breast cancer with low to intermediate HER2 expression, otherwise known as HER2 1+ or 2+, which includes triple negative breast cancer ("TNBC") patients, following standard of care.

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

2. Liquidity

In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the that the consolidated financial statements are issued. Since inception, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $117.9 million as of December 31, 2020. During the year ended December 31, 2020, the Company incurred a net loss of $16.8 million and used $10.4 million of cash in operations. The Company continues to expect to generate operating losses and negative cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

As of December 31, 2020, the Company had cash and cash equivalents of $35.3 million. During the first quarter of 2021, the Company also received $3.0 million in cash arising from the exercise of warrants to acquire shares of the Company's common stock. The Company expects its cash and cash equivalents, together with the $3.0 million received from the exercise of warrants to acquire shares of common stock in the first quarter of 2021, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional capital resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research and development programs or be unable to expand its operations or otherwise prepare for the potential regulatory approval and commercialization of its product candidates, assuming positive data.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the Company's loss from operations, net loss, and net loss per share.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of Financial Instruments

    The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2020 and 2019, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. As of December 31, 2020 and 2019, the carrying amounts of the Company’s contingent consideration and liability-classified warrants are each recorded at their estimated fair value. The fair value of the contingent consideration and warrants utilize certain unobservable inputs that fall within Level 3 of the fair value heirarchy.

Concentration of Credit Risk

    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions, the balances of which frequently exceed federally insured limits.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus to be a “pandemic”. The COVID-19 pandemic continues to present substantial public health and economic challenges around the world which have impacted, and will continue to impact, millions of individuals and business worldwide. Efforts to contain the spread of the coronavirus since March 2020 have led to travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The Company is continuously monitoring the impact of the pandemic on its clinical development programs. The full extent to which the COVID-19 pandemic directly or indirectly impacts the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the actions taken to contain or treat COVID-19, the overall duration of the outbreak, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, and the emergence of new geographic hotspots where the coronavirus is spreading more rapidly. In particular, the continued spread of the coronavirus globally could adversely impact the Company's clinical trial operations and could have an adverse impact on our business and the financial results.

Cash and Cash Equivalents

    The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$35,302	$7,277
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$35,402	$7,377

The Company maintained $0.1 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively, on hand with the Company's financial institutions as collateral for its corporate credit cards.

Stock Subscription Receivable

In accordance with FASB ASC 505-10-45-2, Receivables for Issuance of Equity, the Company recorded a stock subscription receivable as of December 31, 2019 related to the sale of shares of common stock prior to December 31, 2019 as the cash was collected before the financial statements are issued or available to be issued. Prior to December 31, 2019, the Company sold 75,000 shares of common stock for gross proceeds of $0.3 million. On January 2, 2020, the Company received the $0.3 million gross proceeds for the sale of shares of common stock and therefore recorded a stock subscription receivable of $0.3 million as of December 31, 2019.

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

Goodwill

    Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company performs its annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. The Company did not recognize any impairment of goodwill during the years ended December 31, 2020 and 2019.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC Topic 842”) and related ASUs, which provide supplementary guidance and clarifications on December 31, 2018, utilizing the modified retrospective transition method. There was no cumulative-effect adjustment required upon adoption. Additionally, the Company elected the practical expedient approach and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases.

Under Topic 842, all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at the commencement date. An ROU asset and corresponding lease liability is not recorded for leases with an initial term of 12 months or less (short term leases) and the Company recognizes lease expense for these leases as incurred over the lease term.

ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreement contains lease and non-lease components, which are generally accounted for separately. See Note 8 for discussion of the Company’s facility lease.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five-steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Noe 11 for further discussion of the Company's revenue recognition associated with the License Agreement with 3D Medicines Inc.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Development, Regulatory and Sales Milestones and Other Payments

At the inception of each arrangement that includes regulatory or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Research and Development Expenses

    Research and development costs are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and recognized as research and development expenses as the services are provided. Clinical study costs, a component of research and development expenses, are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development expenses. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset.

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

    Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock and, for stock options, the expected life of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The expected life of the stock options is estimated using the “simplified method,” as the Company has no historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants as it does not have adequate historical pricing information of its own stock commensurate with the expected term. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return it files, if such a position is more likely than not to be sustained. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense. No interest or penalties were recognized in either of the years ended December 31, 2020 or 2019.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	December 31,
	2020	2019
Common stock warrants	1,392	302
Stock options	208	22
Restricted stock units	170	—
	1,770	324

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Accounting Pronouncements Adopted

    In August 2018, FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13 modifies, adds and removes certain specific disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard on January 1, 2020 and the required disclosures are included in the consolidated financial statements.

4. Goodwill and Intangible Assets

    The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary. The Company's goodwill balance at December 31, 2020 and 2019 was $1.9 million.

    Intangible assets consist of in-process research and development ("IPR&D") acquired as part of the Merger in 2017. IPR&D assets represent research and development assets that have not yet reached commercialization. The Company's intangible asset consist of solely the NPS asset, with a carrying value of $5.7 million at December 31, 2020 and 2019. The NPS program is for the prevention of cancer recurrence in breast cancer patients.

During the fourth quarter of 2019, the Company determined that the IPR&D asset associated with the GALE-301 and GALE-302 product candidates was impaired and recorded an impairment charge of $2.8 million which was equal to the acquired value. The impairment charge also resulted in an income tax benefit of $0.1 million.

5. Collaboration and In-License Agreements

    As part of its business, the Company enters into in-licensing agreements with third parties that often require milestone and royalty payments based on the progress of the licensed asset through development and commercial stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency, and the Company may be required to make royalty payments based upon a percentage of net sales of the product. The expenditures required under these arrangements in any period may be material and are likely to fluctuate from period to period. These arrangements sometimes permit the Company to unilaterally terminate development of the product and thereby avoid future contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives.

Exclusive License Agreement with Memorial Sloan Kettering Cancer Center

    On September 4, 2014, the Company entered into a license agreement (the “Original MSK License Agreement”) with MSK under which the Company was granted an exclusive license to develop and commercialize MSK’s WT1 peptide vaccine technology. Under the terms of the Original MSK License Agreement, the Company is required to obtain certain levels of financing. If such financing is not met, MSK will have the right to terminate the Original MSK License Agreement with prior written notice, unless the Company manages to overcome the shortfall during the term of the notice period.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On May 25, 2017, the Company and MSK entered into an Amended and Restated Exclusive License Agreement (the “MSK A&R License Agreement”). Under the MSK A&R License Agreement, the Company expanded its license under the original MSK License Agreement, as amended, to include a license to commercially develop certain additional WT1 peptides through a program of exploiting certain patents and other rights covering such peptides. The MSK A&R License Agreement, among other changes, added certain milestone payments for each additional patent licensed product as defined in the MSK A&R License Agreement.

On October 11, 2017, the Company and MSK entered into a second Amended and Restated Exclusive License Agreement (the “Second MSK A&R License Agreement”). Under the Second MSK A&R License Agreement, the Company and MSK extended the dates for the Company to have obtained necessary financing, and certain milestone dates, in exchange for increased milestone payments and clarification regarding MSK’s anti-dilution rights.

    For the year ended December 31, 2020, the Company incurred $0.1 million of guaranteed minimum royalty payments under the Second MSK A&R License Agreement. For the year ended December 31, 2019, the Company incurred $0.3 million of expenses relating to $0.2 million in licensing fees and $0.1 million of guaranteed minimum royalty payments. Such expenses have been included in research and development costs.

Merck & Co., Inc. Clinical Trial Collaboration and Supply Agreement

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

    In the fourth quarter of 2018, pursuant to the Merck Agreement, the Company initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab) in patients with WT1+ relapsed or refractory tumors. In July 2019, the Company dosed the first patient in this trial. The tumor type currently being investigated is ovarian cancer (second or third line). Enrollment in this arm of the study is continuing with a target of a total of 20 patients. The Company, together with Merck, have determined not to pursue the following indications: colorectal cancer, TNBC, small cell lung cancer or AML, and are exploring other additional indications to investigate in the basket study.

The University of Texas M. D. Anderson Cancer Center and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc.

    On September 11, 2006, the Company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering NPS and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, the Company is required to pay an annual maintenance fee of $0.2 million, up to $3.8 million for clinical milestone payments, and to pay a tiered royalty in the mid-single digits based on sales of NPS or other therapeutic products developed from the licensed technologies.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	December 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$34,959	$34,959	$—	$—
Total assets measured and recorded at fair value	$34,959	$34,959	$—	$—
Liabilities:
Warrants potentially settleable in cash	$55	$—	$—	$55
Contingent consideration	4,633	—	—	4,633
Total liabilities measured and recorded at fair value	$4,688	$—	$—	$4,688

Description	December 31, 2019	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,027	$7,027	$—	$—
Total assets measured and recorded at fair value	$7,027	$7,027	$—	$—
Liabilities:
Warrants potentially settleable in cash	$52	$—	$—	$52
Contingent consideration	4,912	—	—	4,912
Total liabilities measured and recorded at fair value	$4,964	$—	$—	$4,964

The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2020 and 2019. See Note 10 for a reconciliation of the changes in the fair value of the warrant liability for the years ended December 31, 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the change in the fair value of the contingent consideration liability for the years ended December 31, 2020 and 2019 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, January 1, 2019	$4,326
Change in the estimated fair value of the contingent consideration	586
Contingent consideration, December 31, 2019	4,912
Change in the estimated fair value of the contingent consideration	(279)
Contingent consideration, December 31, 2020	$4,633

The Company presents the contingent consideration liability at fair value and it is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments totaling up to $32 million based on the achievement of certain development and commercial milestones relating to NPS, of which $2 million has been paid to date. The remaining $30 million contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules.

Management estimates the fair value of the contingent consideration liability based on financial projections of the acquired drug compound and estimated probabilities of achievement of the development and commercial milestones which involves significant judgment. The Company evaluates, on a routine, periodic basis, the estimated fair value of the contingent consideration liability and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, are reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration liability may have a material impact on the Company’s operating results.

The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. Changes in fair value reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. As of December 31, 2020, estimated future contingent milestone payments related to the Company's business range from zero, if no milestone events are achieved, to a maximum of $30.0 million if all development and commercial milestones are reached. As of December 31, 2020, resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 11.8% for development milestones and cost of debt of 5.4% for the commercial milestones. The Company estimates the timing of achievement of these development milestones to range from six to nine years as of December 31, 2020.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Insurance	$221	$200
Clinical trial costs	95	224
Professional fees	49	49
Other	30	84
Prepaid expenses and other current assets	$395	$557

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Compensation and related benefits	$812	$606
Clinical trial costs	631	371
Professional fees	276	194
Other	194	—
Accrued expenses and other current liabilities	$1,913	$1,171

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

The Company’s predecessor, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal, some of which are ongoing and to which the Company is now subject as a result of the Merger as follows:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 13, 2017, certain putative shareholder securities class action complaints were filed in federal court alleging, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the U.S. District Court for the District of New Jersey and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss without prejudice to file an amended complaint. On December 20, 2019, the lead plaintiffs filed a second Amended Consolidated Class Action Complaint. On January 29, 2020, the Company filed a motion to dismiss the amended complaint. On January 5, 2021, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss without prejudice to file an amended complaint. On February 18, 2021, the lead plaintiffs filed a third Amended Consolidated Class Action Complaint.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The derivative lawsuit filed in California state court is currently stayed pending resolution of a motion to dismiss in the referenced securities class action. On July 13, 2020 and July 16, 2020, respectively, the Company filed motions to dismiss the two complaints filed in the U.S. District Court for the District of New Jersey. The Company has reached a settlement in principle with the plaintiffs in these three cases which is subject to final documentation and court approval.

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

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. For additional information on the Company’s commitments under collaboration and license agreements and commitments of contingent consideration read Note 5 to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases

The Company has a non-cancelable operating lease for office space in New York, New York, which began June 5, 2020 with a term through December 31, 2024. The Company recognized a current operating lease liability of $0.1 million and a non-current operating lease liability of $0.9 million with a corresponding ROU asset of $1.0 million, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC Topic 842 is the Company’s estimated incremental borrowing rate of 13%. As of December 31, 2020, the lease has a remaining term of than 4.0 years.

Rent expense related to the Company's operating lease was approximately $0.4 million for the years ended December 31, 2020 and 2019, respectively. The Company made cash payments related to operating leases of approximately $0.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of December 31, 2020 (in thousands):

Total minimum lease payments:
2021	$303
2022	311
2023	321
2024	330
Total future minimum lease payments	1,265
Less: imputed interest	(274)
Operating lease liability	$991

9. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

On December 13, 2020, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “December 2020 Registered Direct Offering”), an aggregate of 2,320,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $7.00 per share for gross proceeds of approximately $16.2 million. The net proceeds to the Company from the December 2020 Registered Direct Offering, after deducting placement agent fees and related offering expenses, was approximately $15.0 million.

On July 31, 2020, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a private placement directly to the investors (the "July 2020 PIPE Offering"), 2,744,078 shares of its common stock and accompanying warrants to purchase up to an aggregate of 2,744,078 shares of common stock at a combined purchase price of $3.335 per share and accompanying warrant. The warrants were immediately exercisable upon issuance at an exercise price of $3.30 per share and will expire five years from the date of issuance. The July 2020 PIPE Offering closed on August 4, 2020. The net proceeds to the Company from the July 2020 PIPE Offering, after deducting placement agent fees and related offering expenses, were approximately $8.5 million.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 9, 2020, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “January 2020 Registered Direct Offering”), (i) an aggregate of 1,189,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $3.9825 per share and (ii) an aggregate of 448,800 pre-funded warrants exercisable for shares of common stock at an offering price of $3.9725 per pre-funded warrant, for gross proceeds of approximately $6.5 million before deducting the placement agent fee and related offering expenses. In a concurrent private placement, the Company issued to the Investors who participated in the January 2020 Registered Offering warrants exercisable for up to an aggregate of 818,900 shares of common stock at an exercise price of $3.93 per share. Each warrant was immediately exercisable upon issuance and will expire five and one-half years from the issuance date. The net proceeds to the Company from the January 2020 Registered Direct Offering, after deducting placement agent fees and related offering expenses, and excluding the exercise of any warrants, was approximately $6.0 million.

On October 29, 2019, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Maxim Group LLC (the "Agent"). From time to time during the term of the Distribution Agreement, the Company could offer and sell shares of common stock having an aggregate offering price up to a total of $5.0 million in gross proceeds. The Agent was entitled to collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Distribution Agreement were to be offered and sold pursuant to the Company's effective registration statement on Form S-3. During the year ended December 31, 2019, the Company sold 524,097 shares of common stock pursuant to the Distribution Agreement for net proceeds of $2.7 million. The Distribution Agreement was terminated on January 9, 2020.

On June 18, 2019, the Company consummated an underwritten public offering (the “June 2019 Offering”) of (i) 527,344 shares of common stock, (ii) 1,472,656 pre-funded warrants exercisable for shares of common stock, and (iii) accompanying common stock warrants to purchase up to an aggregate of 2,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $7.50 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represented the right to purchase one share of common stock at an exercise price of $25.00 per share and, commencing July 10, 2019, could be exercised pursuant to the terms thereof on a cashless basis, at the option of the holder, in whole or in part, for one share of common stock, if the weighted average price of the common stock on any trading day immediately prior to the exercise date was lower than the then-applicable exercise price per share. The pre-funded warrants and accompanying common stock warrants were sold at a combined price of $7.495 per pre-funded warrant and common stock warrant. The pre-funded warrants were exercisable immediately, at an exercise price of $0.005 per share.

The net proceeds to the Company from the June 2019 Offering, after deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants, was approximately $13.4 million. See Note 10 for further discussion of the warrants related to the June 2019 Offering.

Shares of common stock reserved for future issuance are as follows (in thousands):

December 31, 2020
Warrants outstanding	1,392
Stock options outstanding	208
Restricted stock units	170
Options reserved for future issuance under the Company’s 2019 Equity Incentive Plan	101
Shares reserved for future issuance under the Employee Stock Purchase Plan	8
Total shares of common stock reserved for future issuance	1,879

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2020 (in thousands):

Warrant Issuance	Outstanding, December 31, 2019	Granted	Exercised	Outstanding, December 31, 2020	Expiration
July 2020 PIPE Offering	—	2,744	(2,299)	445	August 2025
January 2020 Offering	—	819	(100)	719	July 2025
Pre-funded January 2020 Offering	—	449	(449)	—	July 2025
June 2019 Offering	2	—	—	2	July 2025
March 2019 Exercise Agreement	63	—	—	63	July 2023
July 2018 Offering	208	—	(67)	141	February 2022
Other	29	—	(7)	22	November 2023
	302	4,012	(2,922)	1,392

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2019 (in thousands):

Warrant Issuance	Outstanding, January 1, 2019	Granted	Exercised	Outstanding, December 31, 2019	Expiration
June 2019 Offering	—	2,000	(1,998)	2	July 2025
Pre-funded June 2019 Offering	—	1,473	(1,473)	—	July 2025
March 2019 Exercise Agreement	—	63	—	63	September 2023
July 2018 Offering	305	—	(97)	208	June 2024
Other	51	—	(22)	29	November 2023
	356	3,536	(3,590)	302

Warrants to acquire shares of common stock primarily consist of equity-classified warrants. In addition, warrants to acquire shares of common stock that may require the Company to settle in cash are liability-classified warrants.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Warrants Classified as Equity

The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued during 2020 and 2019 were recorded in equity upon issuance. During its evaluation of equity classification for the pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock issued in 2020 and 2019 the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The pre-funded warrants exercisable for shares of common stock and warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. In addition, the Company determined that the down round feature in the warrants to acquire shares of common stock issued in the June 2019 Offering did not preclude equity classification based on ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which changed the classification of certain equity-linked financial instruments (or embedded features) with down round features. A down round feature no longer precludes equity classification, therefore a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.

July 2020 Offering Warrants

On August 4, 2020, pursuant to the July 2020 PIPE Offering, the Company issued 2,744,078 warrants to acquire shares of common stock. The warrants were immediately exercisable upon issuance at an exercise price of $3.30 per share and will expire five years from the date of issuance.

January 2020 Offering Warrants

On January 13, 2020, pursuant to the January 2020 Registered Direct Offering, the Company issued 448,800 pre-funded warrants to acquire shares of common stock. The pre-funded warrants were immediately exercisable upon issuance at an exercise price of $0.01 per share and were exercisable until exercised in full. All 448,800 pre-funded warrants issued on January 13, 2020 were exercised in full during the year ended December 31, 2020.

In a concurrent private placement, the Company issued 818,900 warrants to acquire shares of common stock. The warrants were immediately exercisable upon issuance at an exercise price of $3.93 per share and will expire five and one-half years from the date of issuance.

June 2019 Offering Warrants

On June 18, 2019, pursuant to the June 2019 Offering, the Company issued 1,472,656 pre-funded warrants to acquire shares of common stock. The pre-funded warrants were immediately exercisable upon issuance at an exercise price of $0.005 per share and were exercisable until exercised in full. All 1,472,656 pre-funded warrants were exercised in full during the year ended December 31, 2019.

On June 18, 2019, the Company also issued 2,000,000 warrants to acquire shares of common stock. The warrants were immediately exercisable upon issuance at an original exercise price of $25.00 per share will expire five years from the date of issuance.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On July 8, 2019, the Company entered into a series of Investor Agreements (collectively, the "Investor Agreements") with certain purchasers of securities (each an "Investor") in connection with the June 2019 Offering. The parties to the Investor Agreements agreed to, among other things, (i) amend the expiration date of those certain leak-out agreements previously entered into with certain Investors in connection with the June 2019 Offering from August 2, 2019 to August 15, 2019, (ii) amend the warrants issued to such Investors in connection with the June 2019 Offering such that they became cashlessly exercisable pursuant to the terms thereof on July 10, 2019 (the "Warrant Amendment"), and (iii) amend the warrant agreement entered into with Computershare Trust Company, N.A. on June 18, 2019 to reflect the terms of the Warrant Amendment. The reduced exercise price from $25.00 to $0.00 resulted in the Company recognizing a $7.3 million deemed dividend during the year ended December 31, 2019, increasing net less loss attributable to common stockholders and additional paid-in capital.

July 2018 Offering Warrants

On July 16, 2018, the Company issued warrants to purchase up to an aggregate of 305,363 shares of common stock, with an original exercise price per share of $105.00 (the "July 2018 Offering Warrants"). The July 2018 Offering warrants were immediately exercisable and expire on July 16, 2023.

In connection with the June 2019 Offering, the Company reduced the exercise price of the July 2018 Offering warrants to $7.50 per share from the previous exercise price of $105.00 per share. The reduced exercise price of the July 2018 Offering warrants increased the value of fair value of the July 2018 Offering warrants by approximately $0.8 million and is recorded as a deemed dividend increasing net loss attributable to common stockholders and additional paid-in-capital during the year ended December 31, 2019.

March 2019 Exercise Agreement Warrants

On March 6, 2019, the Company entered into a Warrant Exercise Agreement with one of the holders of the July 2018 Offering warrants. Pursuant to the Warrant Exercise Agreement, such warrant holder agreed to exercise for cash up to 76,000 of the July 2018 Offering Warrants for shares of common stock at an adjusted exercise price of $55.00 per share for any July 2018 Offering Warrants exercised prior to May 31, 2019. In addition to reducing the exercise price of the July 2018 Offering Warrants held by the warrant holder, the Warrant Exercise Agreement also provided for the issuance of new warrants to purchase up to an aggregate of approximately 76,000 shares of common stock at an exercise price of $70.00 per share to be issued on a share-for-share basis in an amount equal to the number of the July 2018 Offering Warrants that were cash exercised by the warrant holder prior to May 31, 2019 (the "New Warrants"). The New Warrants expire five years from the date of issuance. During the year ended December 31, 2019, the warrant holder exercised approximately 63,000 of the July 2018 Offering Warrants for gross proceeds to the Company of $3.5 million and approximately 63,000 New Warrants were issued. The reduced exercise price of the 63,000 July 2018 Offering Warrants exercised by the warrant holder increased the fair value of these warrants by approximately $0.3 million during the year ended December 31, 2019, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and in additional paid-in capital. The Warrant Exercise Agreement expired on May 31, 2019.

On January 2, 2020, the Company amended the New Warrants to provide for an exercise price of $7.50 per share (subject to adjustment for stock splits and the like). The reduced exercise price of the 63,000 New Warrants increased the fair value of these warrants by approximately $0.1 million during the year ended December 31, 2020, which is recorded as a deemed dividend increasing the net loss attributable to common stockholders and additional paid-in-capital.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Warrants Outstanding

As of December 31, 2020, there are approximately 22,000 other warrants outstanding to acquire shares of common stock at a weighted average exercise price per share of $1,569.91. The exercise prices range from $7.50 per share to $42,600 per share and expiration ranges from 2021 to 2023.

Pursuant to the terms of certain warrants issued in connection with previously outstanding Series A Convertible Preferred issued and sold in March 2018 and May 2018, the exercise price of these warrants was automatically adjusted on March 6, 2019 to $55.00 per share from the previous exercise price of $105.00 per share as a result of the Company's entry into the Warrant Exercise Agreement. The Company recognized the $0.2 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the year ended December 31, 2019.

Pursuant to the terms of certain liability-classified warrants issued in connection with our previously outstanding Series A Convertible Preferred stock issued and sold in March 2018 and May 2018, the exercise price of these warrants was automatically further adjusted on June 18, 2019 to $7.50 per share from the previous exercise price of $55.00 per share. The Company recognized the $0.1 million increase to the fair value of the warrant liability as a result of the adjusted exercise price as a deemed dividend which increased the net loss attributable to common stockholders during the year ended December 31, 2019.

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings. These warrants may be settled in cash and were determined to not be indexed to the Company’s common stock. The liability-classified warrants are grouped within Other warrants outstanding in the tables above.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as a change in fair value of warrant liability. The fair value of the warrants accounted for as liabilities is estimated using a Black-Scholes pricing model with the following inputs:

As of December 31, 2020

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Other warrants (liability-classified)	13	$7.50	2.75	150.38%	0.16%

As of December 31, 2019
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Other warrants (liability-classified)	19	$7.50	3.75	112.84%	1.64%

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The changes in fair value of the warrant liability for the year ended December 31, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, December 31, 2020
Other (liability classified	$52	$(94)	$97	$55

11. License Revenue with 3D Medicines, Inc.

Exclusive License Agreement with 3D Medicines, Inc.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS ("GPS Plus") product candidates ("GPS Licensed Products") for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). The license is exclusive, except with respect to certain know-how that has been non-exclusively licensed to the Company and is sublicensed to 3DMed on a non-exclusive basis. The Company has retained development, manufacturing and commercialization rights with respect to the GPS Licensed Products in the rest of the world.

In partial consideration for the rights granted by the Company, 3DMed agreed to pay the Company (i) a one-time upfront cash payment of $7.5 million, and (ii) milestone payments totaling up to $194.5 million in the aggregate upon the achievement of certain technology transfer, development and regulatory milestones, as well as sales milestones based on certain net sales thresholds of GPS Licensed Products in the 3DMed Territory in a given calendar year. The Company is responsible for providing the licensed technology and data (the "3DMed License") as well as transferring certain technological and manufacturing know-how (the "transfer of know-how").

3DMed also agreed to pay tiered royalties based upon a percentage of annual net sales of GPS Licensed Products in the 3DMed Territory ranging from the high single digits to the low double digits. The royalties are payable on a GPS Licensed Product-by-GPS Licensed Product and region-by-region basis commencing on the first commercial sale of a GPS Licensed Product in a region and continuing until the latest of (i) the date that is 15 years from the receipt of marketing authorization for such GPS Licensed Product in such region and (ii) the date that is 10 years from the expiration of the last valid claim of a licensed patent covering or claiming such GPS Licensed Product in such region. The royalty rate is subject to reduction under certain circumstances, including when generic competition for a GPS Licensed Product exists in a particular region.

3DMed is responsible for all costs related to developing, obtaining regulatory approval of and commercializing the GPS Licensed Products in the 3DMed Territory. 3DMed is required to use commercially reasonable best efforts to develop and obtain regulatory approval for, and upon receipt of regulatory approval, commercialize the GPS Licensed Products in the 3DMed Territory. A joint development committee has been established between 3DMed and the Company to coordinate and review the development, manufacturing and commercialization plans with respect to the GPS Licensed Products in the 3DMed Territory. The Company and 3DMed also agreed to negotiate in good faith the terms and conditions of a clinical supply agreement, a commercial supply agreement, and related quality agreements pursuant to which the Company will manufacture or have manufactured and supply 3DMed with all quantities of the GPS Licensed Products necessary for 3DMed to develop and commercialize the GPS Licensed Products in the 3DMed Territory until 3DMed has received all approvals required for 3DMed or its designated contract manufacturing organization to manufacture the GPS Licensed Products in the 3DMed Territory.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 3DMed License Agreement will expire on a GPS Licensed Product-by-GPS Licensed Product and region-by-region basis on the date of the expiration of all of 3DMed’s payment obligations to the Company. Upon expiration of the 3DMed License Agreement, the license granted to 3DMed will become fully paid-up, perpetual and irrevocable. Either party may terminate the 3DMed License Agreement for the other party’s material breach following a cure period or upon certain insolvency events. The Company may terminate the 3DMed License Agreement if 3DMed or its affiliates or sublicensees challenge the validity or enforceability of the licensed patents. At any time following the two-year anniversary of the effective date, 3DMed has the right to terminate the 3DMed License Agreement for convenience, subject to certain requirements. 3DMed may terminate the 3DMed License Agreement upon prior notice to the Company if the grant of the license to 3DMed is prohibited or delayed for a period of time due to a change of U.S. export laws and regulations.

The 3DMed License Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature.

Revenue Recognition

The Company evaluated the 3DMed License Agreement and concluded that 3DMed was a customer and the contract should be evaluated under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606 as the Company fulfills its obligations under the Agreement, the Company performs the following steps: (i) identifies the promised goods or services in the contract; (ii) determines whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measures the transaction price, including any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

The Company identified the 3DMed License and the transfer of know-how to be the material promises under the 3DMed License Agreement. The Company determined that 3DMed License and the transfer of know-how are not distinct from each other. As such, for the purposes of ASC 606, the Company determined that these two material promises, described above, should be combined into a single performance obligation.

The Company determined the initial transaction price of the single performance obligation to be $9.5 million, which includes the $7.5 million upfront fee as well as $2.0 million in development milestones that are assessed to be probable of being achieved at the inception of the 3DMed License Agreement and therefore were not constrained. The Company has subsequently achieved $1.0 million of these milestones in the first quarter of 2021 and expects to achieve the remaining $1.0 million in the second quarter of 2021. The Company determined that $192.5 million in future certain development, regulatory, and sales milestones to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Since 3DMed is benefiting from the combined single performance obligation relating to the 3DMed License and the transfer of know-how as the technology transfer occurs, the Company is recognizing the transaction price over the technology transfer period, which is expected to be finalized in the second quarter of 2021. The revenue recognized is based an output method to measure progress, using a straight-line convention, which the Company believes reasonably approximates its efforts in satisfying the combined performance obligation. The Company recognized $1.9 million of license revenue during the year ended December 31, 2020 and deferred $5.6 million of the $7.5 million of the upfront cash received.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the activity in the Company's deferred revenue, related to the upfront cash payment received of $7.5 million, during the year ended December 31, 2020 (in thousands):

	Balance at January 1, 2020	Additions	Reductions	Balance at December 31, 2020
Deferred revenue	$—	$7,500	$(1,900)	$5,600

Cost of Contract Acquisition

The Company incurred contract acquisition costs (commissions) recorded as a contract asset amounting to approximately $1.4 million which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with 3DMed. These costs are amortized through general and administrative expense over the technology transfer period, commensurate with when the license revenue is recognized. The Company recognized $0.3 million in expense associated with these costs during the year ended December 31, 2020.

12. Stock-Based Compensation

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

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for issuance of up to (i) 200,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate plus (ii) any shares of common stock that are represented by awards granted under the Company’s 2017 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 10, 2019. As of December 31, 2020, an aggregate of 2,684 shares of common stock under the 2017 Equity Incentive Plan were forfeited back to the Company subsequent to September 10, 2019 and are available for future issuance.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of December 31, 2020, 100,689 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan. The number of shares reserved for issuance under the 2019 Equity Incentive Plan was automatically increased to 813,417 on January 1, 2021.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$14	$—
General and administrative	564	573
Total stock-based compensation	$578	$573

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards and the following assumptions were used for stock options granted during the years ended December 31, 2020 and 2019, respectively:

	Years Ended December 31,
	2020	2019
Risk free interest rate	0.62%	2.49%
Volatility	106.24%	96.57%
Expected lives (years)	6.15	6.15
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $1.53 and $54.00, respectively.

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

As of December 31, 2020, there was $0.7 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.02 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes stock option activity of the Company for the years ended December 31, 2020 and 2019, respectively:

	Total Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	8	$261.09	9.22	$—
Granted	19	69.00
Canceled	(5)	175.86
Outstanding at December 31, 2019	22	$112.81	8.98	$—
Granted	186	1.87
Outstanding at December 31, 2020	208	$13.38	9.08	733
Vested and exercisable at December 31, 2020	12	$127.90	7.92	$—

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2020 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2020 of $5.81 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

RSUs with Performance and Service Conditions

The Company granted RSUs subject to both performance-based and service-based vesting conditions to certain of its employees pursuant to the Company's 2019 Equity Incentive Plan that will settle in shares of common stock. These RSUs vest based on the achievement of certain clinical and regulatory milestones and the respective employee's continued employment with the Company. As of December 31, 2020, there was $0.3 million of unrecognized compensation cost related to outstanding RSUs.

The following table summarizes RSU activity of the Company for the year ended December 31, 2020:

	Total Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	—	$—
Granted	170	$1.89
Vested	—	$—
Unvested at December 31, 2020	170	$1.89

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2017 Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 15% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. On each offering date, each eligible employee, pursuant to an offering made under the ESPP, will be granted a right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designated by the Board of Directors, but in either case not exceeding fifteen percent (15%) of such employee’s earnings (as defined by the Board of Directors in each offering) during the period that begins on the offering date (or such later date as the Board of Directors determines for a particular offering) and ends on the date stated in the offering, which date will be no later than the end of the offering. As of December 31, 2020, the Board of Directors has not established the various parameters under the ESPP and no shares have been delivered under the ESPP. There are approximately 8,300 shares of common stock reserved for issuance under the ESPP, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 3,000 shares of common stock.

13. Income Taxes

The Company's loss before income taxes is as follows (in thousands):

	As of December 31,
	2020	2019
U.S.	$(4,664)	$(8,477)
Non - U.S.	(12,110)	(10,895)
	$(16,774)	$(19,372)

The components of federal and state income tax expense (benefit) are as follows (in thousands):

	As of December 31,
	2020	2019
Current
Federal	$—	$—
State	5	14
Total current	5	14
Deferred expense
Federal	—	(117)
State	(22)	22
Total deferred	(22)	(95)
Total income tax benefit	$(17)	$(81)

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2020	2019
Net operating loss carryforwards	$7,155	$6,720
Stock-based compensation	75	2,059
Licensing deduction deferral	4,059	5,139
Contingent consideration	973	—
Lease liability	208	47
Other	190	27
Gross deferred tax assets	12,660	13,992
Valuation allowance	(11,514)	(12,987)
Net deferred tax assets	$1,146	$1,005

The components of gross deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
In-process research and development not subject to future amortization for tax purposes	$1,197	$1,220
Right of use asset	$188	$47
Gross deferred tax liability	$1,385	$1,267
The net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
Net deferred tax asset	$1,146	$1,005
Gross deferred tax liability	1,385	1,267
Net deferred tax liability	$239	$262

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows:

	As of December 31,
	2020	2019
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	2.5%	(1.1)%
Foreign rate differential	15.2%	11.8%
Permanent differences	0.2%	1.1%
Tax rate change and true-up	—%	—%
Fair value change warrants	—%	(6.5)%
Contingent consideration	0.1%	4.5%
Other	11.0%	0.8%
Valuation allowance	(8.1)%	9.9%
Tax credits	—%	—%
Effective income tax rate	(0.1)%	(0.5)%

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2020, the Company had domestic federal and state net operating loss carryforwards of approximately $33.7 million and $1.2 million, respectively, available to reduce future taxable income, which expire beginning in 2027. The income tax benefit for the year ended December 31, 2020 and 2019 relates to both the indefinite lived deferred tax liabilities.
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

In assessing the need for a valuation allowance the Company may utilize indefinite-lived deferred tax liabilities from an indefinite-lived intangible asset as a future source of income. The Company’s IPR&D, as recorded in acquisition accounting, can be utilized as a source of income arising from the future reversal of temporary difference that can be offset against post 2017 indefinite-lived NOLs. Therefore, the Company is permitted to offset the indefinite-lived deferred tax liability up to the 80 percent limitation for NOL’s generated subsequent to January 1, 2018. The valuation allowance decreased by $1.5 million for the year ended December 31, 2020.
The Company files income tax returns in the United States and various state jurisdictions. The Company is subject to tax examinations for the 2017 tax year and beyond. The Company does not recognize tax benefits that are not more-likely-than-not to be supported based upon the technical merits of the tax position taken. In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

The following table indicates the changes to the Company’s unrecognized tax benefits (in thousands):

	As of December 31,
	2020	2019
Beginning of the year - unrecognized tax benefits	$—	$55
Increase/(decrease) - prior year tax positions	—	(55)
End of the year - unrecognized tax benefits	$—	$—

As of December 31, 2020, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.
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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Securities Act (CARES Act) was signed into law in the US in March 2020. The CARES Act adjusted a number of provisions in the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision for the year ended December 31, 2020, or to the Company's net deferred tax assets as of December 31, 2020.

14. Employee Benefit Plan

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $43,000 and $38,000 for the year ended December 31, 2020 and 2019, respectively. These amounts were charged to the statement of operations. The employer contributions vest immediately.

15. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2020 up through the date these financial statements were issued. Other than as disclosed below and elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

Subsequent to December 31, 2020, 830,200 warrants to acquire shares of common stock were exercised at a weighted average exercise price of $3.61 for $3.0 million of gross proceeds.

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

Our principal executive officer who is also acting as our principal financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 7, 2017, by and among the Registrant, Galena Bermuda Merger Sub, Ltd., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc. and SELLAS Life Sciences Group Ltd, as amended (included as Annex A to the proxy statement/prospectus/consent solicitation statement)	8-K	2.1	August 8, 2017
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	March 12, 2018
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 6, 2019
3.4	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1*	Form of Common Stock Certificate	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012	10-K	10.2	March 28, 2012
4.4	Form of Warrant Agreement by and among the Registrant, Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	September 18, 2013
4.5	Warrant Agreement, dated as of March 18, 2015, by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.	10-Q	4.1	August 6, 2015
4.6	Form of Warrant Agreement by and among the Registrant, Computershare Inc. and Computershare Trust Company, N.A.	8-K	4.1	January 7, 2016
4.7	Form of Warrant, issued by the Registrant to the Investors on July 13, 2016	8-K	4.1	July 8, 2016
4.8	Form of Warrant Agreement, including the Form of Warrant, issued by the Registrant to the Investors on February 13, 2017	8-K	4.1	February 10, 2017
4.9	Warrant issued to EQC Private Markets SAC Fund Ltd – EQC Biotech Sely I Fund	8-K	10.5	January 5, 2018
4.10	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
4.11	Amendment to Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.2	July 9, 2019
4.12	Form of Pre-funded Warrant in connection with July 2018 public offering	8-K	10.2	July 18, 2018
4.13	Form of Warrant issued in exchange of Series A Preferred Stock in connection with July 2018 public offering	8-K	10.3	July 18, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
4.14	Warrant Exchange Agreement by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018 (including as Exhibit A thereto, that certain Convertible Promissory Note by and between the Registrant and Intracoastal Capital LLC dated May 25, 2018)	8-K	10.1	June 1, 2018
4.15	Form of New Warrant issued in connection with Warrant Exercise Agreement dated March 6, 2019	8-K	4.1	March 6, 2019
4.16	Warrant Agreement, including form of accompanying Common Warrant as Exhibit B thereto, dated as of June 18, 2019, among the Registrant, Computershare Inc., and Computershare Trust Company N.A.	8-K	10.1	June 18, 2019
4.17	Form of Pre-Funded Warrant in connection with June 2019 public offering	8-K	10.2	June 18, 2019
4.18	Form of Warrant in connection with January Registered Direct 2020	8-K	4.1	January 10, 2020
4.19	Form of Pre-Funded Warrant in connection with January registered Direct 2020 Offering	8-K	4.2	January 10, 2020
4.20	Form of Warrant in connection with July 2020 Private Placement	8-K	4.1	August 4, 2020
4.21	Description of Securities	10-K	4.41	March 13, 2020
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	10.1	March 12, 2018
10.1*	The Registrant’s 2016 Incentive Plan effective as of July 14, 2016	8-K	10.3	August 22, 2016
10.2*	Form Incentive Stock Option granted under the Registrant’s 2016 Incentive Plan	10-Q	10.1	August 8, 2015
10.3*	Form Nonstatutory Stock Option granted under the Registrant’s 2016 Incentive Plan	10-Q	10.2	August 8, 2015
10.4*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1	S-4/A	10.61	October 30, 2017
10.5*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1	S-4/A	10.63	October 30, 2017
10.6*	2017 Equity Incentive Plan of the Registrant	8-K	10.10	January 5, 2018
10.7*	2017 Employee Stock Purchase Plan of the Registrant	8-K	10.11	January 5, 2018
10.8*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.9*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.10*	Employment Agreement by and between SELLAS Life Sciences Group AG and Angelos Stergiou, effective September 1, 2016	S-4/A	10.53	October 30, 2017
10.11*	Employment Agreement by and between SELLAS Life Sciences Group AG and Gregory Torre, effective September 1, 2016	S-4/A	10.54	October 30, 2017
10.12*	Employment Agreement by and between SELLAS Life Sciences Group AG and Nicholas Sarlis, effective September 19, 2016	S-4/A	10.55	October 30, 2017
10.13*	Employment Agreement by and between SELLAS Life Sciences Group Ltd and Aleksey Krylov, dated October 24, 2017	S-4/A	10.56	October 30, 2017
10.14*	Retention Agreement Letter by and between SELLAS Life Sciences Group Ltd and Gregory Torre, dated July 31, 2017	S-4/A	10.57	October 30, 2017
10.15*	Retention Agreement Letter by and between SELLAS Life Sciences Group Ltd and Nicholas Sarlis, dated August 2, 2017	S-4/A	10.58	October 30, 2017
10.16*	Letter Employment Agreement by and between SELLAS Life Sciences Group, Inc. and Barbara Wood, dated March 14, 2018	8-K	10.1	March 19, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
10.17+	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.1	August 15, 2011
10.18	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.2	August 15, 2011
10.19	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.3	August 15, 2011
10.20	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.4	August 15, 2011
10.21+	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.5	August 15, 2011
10.22+	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.6	August 15, 2011
10.23	Scientific Advisory Agreement between the Registrant (formerly Galena Biopharma, Inc.) and George E. Peoples, Ph.D., dated April 13, 2011	10-Q	10.10	August 15, 2011
10.24+	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Registrant (formerly Galena Biopharma, Inc.) and its wholly owned subsidiary, Apthera, Inc.	10-Q	10.12	August 15, 2011
10.25+	Exclusive License Agreement, dated as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., The Board of Regents of the University of Texas System, The University of Texas M. D. Anderson Cancer Center and the Registrant (formerly Galena Biopharma, Inc.)	8-K	10.1	September 21, 2011
10.26+	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.	10-K	10.45	March 28, 2012
10.27	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and the Registrant	10-K	10.46	March 28, 2012
10.28+	License and Supply Agreement, effective December 3, 2012, by and between the Registrant and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals	10-K	10.43	March 12, 2013

Exhibit Number	Description	Form	Exhibit	Filing Date
10.29+	License and Development Agreement, dated January 13, 2014, between the Registrant and Dr. Reddy’s Laboratories, Ltd.	10-K	10.36	March 17, 2014
10.30+	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.	10-K	10.37	March 17, 2014
10.31	Amendment of the Exclusive License Agreement by and between Mills Pharmaceuticals, LLC and BioVascular, Inc.	8-K	10.1	September 11, 2017
10.32+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017	S-4/A	10.65	October 30, 2017
10.33	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	8-K	10.8	January 5, 2018
10.34	License Agreement made as of May 19, 2018 by and between the Registrant and 38th Street Suites LLC	8-K	10.1	May 24, 2018
10.35	Form of Voting Agreement by and between the Registrant and its named executive officers, Board of Directors and certain stockholders	8-K	10.2	March 12, 2018
10.36	Form of Warrant issued pursuant to that certain Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	4.1	March 12, 2018
10.37	Form of Warrant Exercise Agreement dated March 6, 2019	8-K	10.1	March 6, 2019
10.38	Equity Distribution Agreement dated October 29, 2019, between the Registrant and Maxim Group LLC	8-K	10.1	October 31, 2019
10.39	Form of Investor Agreement	8-K	10.1	July 9, 2019
10.40	Form of Stock Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan.	10-K	10.48	March 13, 2020
10.41	Form of Restricted Stock Unit Grant and Agreement under the 2019 Equity Incentive Plan.	10-K	10.49	March 13, 2020
10.42	Amendment to Warrant to Purchase Common Stock dated January 2, 2020 between the Registrant and the holders	8-K	10.1	January 7, 2020
10.43	Securities Purchase Agreement dated January 9, 2020 between the Registrant and certain Investors	8-K	10.1	January 10, 2020
10.44	Form of Placement Agent Agreement	8-K	1.1	January 10, 2020
10.45	Sublease dated June 5, 2020 between the Registrant and Reimer & Braunstein LLP	8-K	10.1	June 11, 2020
10.46	Securities Purchase Agreement dated July 31, 2020 between the Registrant and certain institutional and accredited investors	8-K	10.1	August 4, 2020
10.47	Form of Registration Rights Agreement	8-K	10.2	August 4, 2020
10.48	Exclusive License Agreement dated December 7, 2020 among the Registrant, SLSG Limited, LLC and 3D Medicines Inc.	8-K	10.1	January 28, 2021
10.49	Share Purchase Agreement dated December 13, 2020 between the Registrant and certain investors	8-K	10.1	December 14, 2020
10.50	Termination Agreement between the Registrant, The Henry M. Jackson Foundation, and the MD Anderson Cancer Center, dated February 4, 2021
14.1	Code of Business Conduct and Ethics	8-K	14.1	January 5, 2018
21.1	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Powers of Attorney (included on signature page hereto)

Exhibit Number	Description	Form	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	The certification attached as Exhibit 32.1 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: March 23, 2021	By:	/s/ Angelos M. Stergiou

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

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 23, 2021
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Vice President, Finance and Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)	March 23, 2021
John T. Burns, CPA

/s/ Jane Wasman	Chair of the Board of Directors	March 23, 2021
Jane Wasman

/s/ David Scheinberg	Director	March 23, 2021
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 23, 2021
Robert Van Nostrand

/s/ John Varian	Director	March 23, 2021
John Varian