Form 10-Q
period 2021-03-31
SELLAS Life Sciences Group, Inc.
filed 2021-05-13
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33958
SELLAS Life Sciences Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8099512
(State of incorporation)	(I.R.S. Employer Identification No.)
7 Times Square, Suite 2503, New York, NY 10036
(646) 200-5278
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of May 13, 2021, SELLAS Life Sciences Group, Inc. had outstanding 15,084,754 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2021

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The COVID-19 pandemic has caused a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. We expect the COVID-19 pandemic to continue to have both a direct and an indirect impact on our business operations and financial results, however, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the availability of safe and effective vaccines and the uptake thereof, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, and the emergence of new geographic hotspots where the coronavirus is spreading more rapidly. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission ("SEC") on March 23, 2021 ("2020 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$28,033	$35,302
Restricted cash and cash equivalents	100	100
Contract asset	282	1,128
Prepaid expenses and other current assets	3,016	395
Total current assets	31,431	36,925
Operating lease right-of-use asset	854	896
In-process research and development	5,700	5,700
Goodwill	1,914	1,914
Deposits and other assets	676	614
Total assets	$40,575	$46,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,350	$4,657
Accrued expenses and other current liabilities	2,547	1,913
Operating lease liability	174	166
Deferred revenue	900	5,600
Total current liabilities	5,971	12,336
Operating lease liability, non-current	775	825
Deferred tax liability	239	239
Warrant liability	86	55
Contingent consideration	4,762	4,633
Total liabilities	11,833	18,088
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 15,084,754 and 14,254,554 shares issued and outstanding at March 31, 2021and December 31, 2020, respectively.	2	1
Additional paid-in capital	149,047	145,864
Accumulated deficit	(120,307)	(117,904)
Total stockholders’ equity	28,742	27,961
Total liabilities and stockholders’ equity	$40,575	$46,049

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Licensing revenue	$5,700	$—
Operating expenses:
Cost of licensing revenue	100	—
Research and development	4,284	1,864
General and administrative	3,561	2,200
Total operating expenses	7,945	4,064
Operating loss	(2,245)	(4,064)
Non-operating income (expense), net:
Change in fair value of warrant liability	(31)	35
Change in fair value of contingent consideration	(129)	(138)
Interest income, net	2	24
Total non-operating expense, net	(158)	(79)
Net loss	(2,403)	(4,143)
Deemed dividend arising from warrant modifications	—	(78)
Net loss attributable to common stockholders	$(2,403)	$(4,221)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.16)	$(0.66)
Weighted-average common shares outstanding, basic and diluted	14,877,317	6,374,979

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	14,254,554	$1	$145,864	$(117,904)	$27,961
Issuance of common stock upon exercise of warrants	830,200	1	2,999	—	3,000
Stock-based compensation	—	—	184	—	184
Net loss	—	—	—	(2,403)	(2,403)
Balance at March 31, 2021	15,084,754	$2	$149,047	$(120,307)	$28,742

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	5,080,100	$1	$107,239	$(101,147)	$6,093
Issuance of common stock and common stock warrants, net of issuance costs	1,189,000	—	5,963	—	5,963
Issuance of common stock upon exercise of pre-funded warrants	448,800	—	4	—	4
Stock-based compensation	—	—	145	—	145
Net loss	—	—	—	(4,143)	(4,143)
Balance at March 31, 2020	6,717,900	$1	$113,351	$(105,290)	$8,062

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,403)	$(4,143)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	184	145
Amortization of contract asset	846	—
Change in operating lease right of use assets	—	—
Change in fair value of common stock warrants	31	(35)
Change in fair value of contingent consideration	129	138
Changes in operating assets and liabilities:
Contract asset	(1,410)	—
Prepaid expenses and other assets	(2,683)	(1,350)
Accounts payable	(897)	(1,303)
Accrued expenses and other current liabilities	634	(283)
Deferred revenue	(4,700)	—
Net cash used in operating activities	(10,269)	(6,831)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	5,988
Collection of stock subscription receivable	—	308
Net proceeds from exercise of warrants	3,000	4
Net cash provided by financing activities	3,000	6,300
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(7,269)	(531)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	35,402	7,377
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$28,133	$6,846

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses in accounts payable and accrued expenses and other current liabilities	$—	$25

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company" or "SELLAS") is a late-stage clinical biopharmaceutical company focused on novel cancer immunotherapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. SELLAS’ second product candidate, nelipepimut-S ("NPS"), is a cancer immunotherapy targeting the human epidermal growth factor receptor 2 ("HER2") expressing cancers with potential for the treatment of patients with early stage breast cancer with low to intermediate HER2 expression, otherwise known as HER2 1+ or 2+, which includes triple negative breast cancer ("TNBC") patients, following standard of care.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of March 31, 2021, has an accumulated deficit of $120.3 million. During the quarter ended March 31, 2021, the Company incurred a net loss of $2.4 million and used $10.3 million of cash in operations which included one-time payments of $1.4 million for contract acquisition costs related to the out-licensing of intellectual property rights and transfer of technical know-how, a $2.7 million increase in prepaid expenses and other assets primarily for insurance and prepaid clinical trial costs and a $0.3 million decrease in accounts payable and accrued expenses and other current liabilities. The Company expects to continue to generate operating losses and negative cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement will be offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and was declared effective on April 29, 2021. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

As of March 31, 2021, the Company had cash and cash equivalents of approximately $28.0 million, and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents, together with access to the Sales Agreement to sell common stock, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research and development programs or be unable to expand its operations or otherwise prepare for the potential regulatory approval and commercialization of its product candidates, assuming positive data.

3. Basis of Presentation and Significant Accounting Policies

The Company's complete summary of significant accounting policies can be found in "Item 8. Financial Statements and Supplementary Data - Note 3. Basis of Presentation and Significant Accounting Policies" in the audited annual consolidated financial statements included in the 2020 Annual Report. The significant accounting policies summarized and included in the 2020 Annual Report have not materially changed, except as set forth below.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2020 Annual Report. The accompanying consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from the audited financial statements as of that date.

Time-Vested Restricted Stock Units

During the three months ended March 31, 2021, the Board of Directors granted restricted stock units ("RSUs") to employees that vest based on continuous service. Time-vested RSUs awarded to employees vest one-fourth per year annually over four years, provided the employee remains employed with the Company. The fair values of the RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense for RSUs with only service conditions is recognized straight-line over the applicable service period. The Company accounts for forfeitures of RSUs when they occur. Previously recognized compensation expense for forfeited RSUs are reversed in the period the RSUs are forfeited.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Common stock warrants	561	1,120
Stock options	486	194
RSUs	210	170
	1,257	1,484

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Recent Accounting Standards Adopted and Recent Accounting Standards Not Yet Adopted

Recent Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard was adopted by the Company on January 1, 2021. This new standard did not have a material impact on the Company’s financial statements.
Recent accounting standards not yet adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company in the first quarter of 2022 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27,680	$27,680	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$27,780	$27,780	$—	$—
Liabilities:
Warrant liability	$86	$—	$—	$86
Contingent consideration	4,762	—	—	4,762
Total liabilities measured and recorded at fair value	$4,848	$—	$—	$4,848

Description	December 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$34,959	$34,959	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$35,059	$35,059	$—	$—
Liabilities:
Warrant liability	$55	$—	$—	$55
Contingent consideration	4,633	—	—	4,633
Total liabilities measured and recorded at fair value	$4,688	$—	$—	$4,688

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2021 or during the year ended December 31, 2020. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the three months ended March 31, 2021.

A reconciliation of the change in the fair value of the contingent consideration liability for the three months ended March 31, 2021 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2020	$4,633
Change in the estimated fair value of the contingent consideration	129
Contingent consideration, March 31, 2021	$4,762

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs in a probability-weighted, discounted cash-outflow model. The contingent consideration relates to Galena's acquisition of Apthera, Inc. in 2011 and the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to the Company’s NPS product candidate, of which $2.0 million has been paid to date. The remaining contingent consideration of up to $30.0 million is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration, unless it has first obtained approval from its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules.

The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. Changes in fair value reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time. As of March 31, 2021, estimated future contingent milestone payments related to the Company's business range from zero, if no milestone events are achieved, to a maximum of $30.0 million if all development and commercial milestones are reached. As of March 31, 2021, resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 11.8% for development milestones and cost of debt of 5.4% for the commercial milestones. The Company estimates the timing of achievement of these development milestones to range from five to eight years as of March 31, 2021.

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Insurance	$1,273	$221
Clinical trial costs	1,645	95
Professional fees	68	49
Other	30	30
Prepaid expenses and other current assets	$3,016	$395

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Clinical trial costs	$1,660	$631
Compensation and related benefits	391	812
Professional fees	296	276
Other	200	194
Accrued expenses and other current liabilities	$2,547	$1,913

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Commitments and Contingencies

Leases

During the second quarter of 2020, the Company entered into a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began on June 5, 2020 and has a term through December 31, 2024. At inception, the Company recognized a current operating lease liability of $0.1 million and a non-current operating lease liability of $0.9 million with a corresponding right of use asset ("ROU") of $1.0 million, which is based on the present value of the minimum rental payments of the lease. The discount rate of the Company's operating lease under ASC 842: Leases is the Company's estimated incremental borrowing rate of 13%. As of March 31, 2021, the lease has a remaining term of 3.76 years.

Rent expense related to the Company's operating lease was approximately $0.1 million for each of the three months ended March 31, 2021 and 2020. The Company made cash payments related to its operating lease of approximately $0.1 million for each of the three months ended March 31, 2021 and 2020. Future minimum lease payments under the Company's non-cancelable operating lease are as follows as of March 31, 2021 (in thousands):

Future minimum lease payments:
2021 (remaining)	$227
2022	311
2023	321
2024	330
Total future minimum lease payments	1,189
Less: imputed interest	(240)
Current and non-current operating lease liability	$949

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

On February 13, 2017, certain putative shareholder securities class action complaints were filed in federal court alleging, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the U.S. District Court for the District of New Jersey and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss without prejudice to file an amended complaint. On December 20, 2019, the lead plaintiffs filed a second Amended Consolidated Class Action Complaint. On January 29, 2020, the Company filed a motion to dismiss the amended complaint. On January 5, 2021, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss without prejudice to file an amended complaint. On February 18, 2021, the lead plaintiffs filed a third Amended Consolidated Class Action Complaint. The Company has reached a settlement in principle with the plaintiffs in this action which is subject to final documentation and court approval.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
As of March 31, 2021, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	561
Stock options outstanding	486
RSUs outstanding	210
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	495
Shares reserved for future issuance under the Employee Stock Purchase Plan	11
Total common stock reserved for future issuance	1,763

8. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the three months ended March 31, 2021 (in thousands):

Warrant Issuance	Outstanding, December 31, 2020	Granted	Exercised	Canceled/Expired	Outstanding, March 31, 2021	Expiration
July 2020 PIPE Offering	445	—	(420)	—	25	August 2025
January 2020 Offering	719	—	(410)	—	309	July 2025
June 2019 Offering	2	—	—	—	2	June 2024
March 2019 Exercise Agreement	63	—	—	—	63	March 2024
July 2018 Offering	141	—	—	—	141	July 2023
Other	22	—	—	(1)	21	November 2023
	1,392	—	(830)	(1)	561

Warrants to acquire shares of common stock consist of warrants that may be settled in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants Classified as Equity

Warrants to acquire shares of common stock issued during the 2020, 2019 and July 2018 offerings were recorded as equity upon issuance. During its evaluation of equity classification of these warrants to acquire shares of common stock, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock issued in connection with certain previous equity financings. These warrants may be settled in cash and were determined not to be indexed to the Company’s common stock.

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

As of March 31, 2021

Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Other warrants (liability-classified)	13	$7.50	2.50	149.40%	0.25%

As of December 31, 2020
Warrant Issuance	Outstanding (in thousands)	Strike price (per share)	Expected term (years)	Volatility %	Risk-free rate %
Other warrants (liability-classified)	13	$7.50	2.75	150.38%	0.16%

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

The changes in fair value of the warrant liability for the three months ended March 31, 2021 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2020	Change in fair value of warrants	Warrant liability, March 31, 2021
Other warrants (liability-classified)	$55	$31	$86
	$55	$31	$86

9. License Revenue with 3D Medicines, Inc.

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

3DMed is responsible for all costs related to developing, obtaining regulatory approval of and commercializing the GPS Licensed Products in the 3DMed Territory. 3DMed is required to use commercially reasonable best efforts to develop and obtain regulatory approval for, and upon receipt of regulatory approval, commercialize the GPS Licensed Products in the 3DMed Territory. A joint steering committee has been established between 3DMed and the Company to coordinate and review the development, manufacturing and commercialization plans with respect to the GPS Licensed Products in the 3DMed Territory. The Company and 3DMed also agreed to negotiate in good faith the terms and conditions of a clinical supply agreement, a commercial supply agreement, and related quality agreements pursuant to which the Company will manufacture or have manufactured and supply 3DMed with all quantities of the GPS Licensed Products necessary for 3DMed to develop and commercialize the GPS Licensed Products in the 3DMed Territory until 3DMed has received all approvals required for 3DMed or its designated contract manufacturing organization to manufacture the GPS Licensed Products in the 3DMed Territory.

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

Revenue Recognition

The Company evaluated the 3DMed License Agreement and concluded that 3DMed was a customer and the 3DMed License Agreement should be evaluated under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606 as the Company fulfills its obligations under the 3DMed License Agreement, the Company performs the following steps: (i) identifies the promised goods or services in the contract; (ii) determines whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measures the transaction price, including any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The Company identified the 3DMed License and the transfer of know-how to be the material promises under the 3DMed License Agreement. The Company determined that the 3DMed License and the transfer of know-how are not distinct from each other. As such, for the purposes of ASC 606, the Company determined that these two material promises, described above, should be combined into a single performance obligation.

The Company determined the initial transaction price of the single performance obligation to be $9.5 million, which includes the $7.5 million upfront fee as well as $2.0 million in development milestones that are assessed to be probable of being achieved at the inception of the 3DMed License Agreement and therefore were not constrained. The Company achieved $1.0 million of these milestones in the first quarter of 2021 and expects to achieve the remaining $1.0 million in the second quarter of 2021. The Company determined that $192.5 million in future certain development, regulatory, and sales milestones to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Since 3DMed is benefiting from the combined single performance obligation relating to the 3DMed License and the transfer of know-how as the technology transfer occurs, the Company is recognizing the transaction price over the technology transfer period, which is expected to be finalized in the second quarter of 2021. The revenue recognized is based on an output method to measure progress, using a straight-line convention, which the Company believes reasonably approximates its efforts in satisfying the combined performance obligation. The Company recognized $5.7 million of license revenue during the three months ended March 31, 2021. There was no license revenue recognized during the three months ended March 31, 2020.

The following table presents a summary of the activity in the Company's deferred revenue, related to the total cash payments received of $8.5 million to date under the 3DMed License, during the three months ended March 31, 2021 (in thousands):

	December 31, 2020	Additions	Revenue Recognized	March 31, 2021
Deferred Revenue	$5,600	$1,000	$(5,700)	$900

Cost of Contract Acquisition

The Company incurred contract acquisition costs (commissions) recorded as a contract asset amounting to approximately $1.4 million at inception of the 3DMed License Agreement which were capitalized under ASC 340-40 as incremental costs of obtaining the 3DMed License Agreement. These costs are amortized through general and administrative expense over the technology transfer period, commensurate with when the license revenue is recognized. The Company recognized $0.8 million in expense associated with these costs during the three months ended March 31, 2021. There was no contract acquisitions expense during the three months ended March 31, 2020.

Cost of License Revenue

The Company incurred $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License during the three months ended March 31, 2021. There was no cost of license revenue during the three months ended March 31, 2020.

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

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, which currently allows for issuance of up to approximately (i) 1,191,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate plus (ii) 2,684 shares of common stock under the 2017 Equity Incentive Plan that were forfeited back to the Company subsequent to September 10, 2019 and are available for future issuance.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of March 31, 2021, approximately 495,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the three months ended March 31, 2021:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	208	$13.38	9.08	$733
Granted	278	8.00
Outstanding at March 31, 2021	486	$10.30	9.46	$1,390
Options exercisable at March 31, 2021	76	$23.83	8.73	$416

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2021 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 31, 2021 of $8.54 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$14	$1
General and administrative	170	144
Total stock-based compensation	$184	$145

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The assumptions used during the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended March 31,
	2021	2020
Risk free interest rate	1.03%	0.63%
Volatility	121.20%	106.09%
Expected lives (years)	6.17	6.13
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $6.98 and $1.54, respectively.

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

As of March 31, 2021, there was $2.5 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 3.08 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the three months ended March 31, 2021:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	170	$1.89
Granted	40	$8.00
Vested	—	$—
Unvested at March 31, 2021	210	$3.06

As of March 31, 2021, there was $0.6 million of unrecognized compensation cost related to outstanding RSUs. No RSUs vested during the three months ended March 31, 2021.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2021 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, or SEC, on March 23, 2021, or our 2020 Annual Report, and our other public reports filed with the SEC.

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

In January 2020, we commenced a Phase 3 trial, or the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CRem2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. We expect to enroll approximately 116 patients at up to approximately 135 clinical sites primarily in the United States and Europe with a planned interim safety and futility analysis after 80 events (deaths) which we anticipate will take place in the first half of 2022, provided that the ongoing COVID-19 pandemic does not significantly adversely impact our projected timeline for enrollment.

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

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus to be a “pandemic”. The COVID-19 pandemic continues to present substantial public health and economic challenges around the world which have impacted, and will continue to impact, millions of individuals and businesses worldwide. Efforts to contain the spread of the coronavirus since March 2020 have led to travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. As we have historically functioned operationally as a semi-virtual company, the transition to “work-from-home” for our employees has not materially altered our business operations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance, which provides for a hybrid of remote and in-office work, and we expect to operate on such a semi-virtual basis for at least the first half of 2021. We are continuously monitoring the impact of the pandemic on our clinical development programs. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States and Europe continuing. Throughout 2020 and early 2021, we initiated additional sites as planned. However, we have observed that clinical site initiations and patient enrollment may be delayed due to prioritization of hospital resources towards the COVID-19 pandemic. Clinicians and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt operations at sites. Accordingly, we are uncertain at this time the extent to which these newly initiated sites will be fully operational, which we believe could have an impact on the projected timing of the REGAL study. Additionally, several European Union countries in which we plan to initiate clinical sites, including Germany, France, and Italy, continue to impose restrictions in response to the continued surge in coronavirus cases throughout the European Union. We believe that the COVID-19 pandemic has not materially impacted our efforts to out-license NPS. The full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the actions taken to contain or treat COVID-19, the overall duration of the outbreak, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, and the emergence of new geographic hotspots where the coronavirus is spreading more rapidly. In particular, the continued spread of the coronavirus globally could adversely impact our clinical trial operations and could have an adverse impact on our business and the financial results.

Components of Results of Operations

License Revenue

License revenue consists of revenue recognized pursuant to our Exclusive License Agreement with 3D Medicines Inc., or 3DMed, dated December 7, 2020, or the 3DMed License Agreement. In the future, we may generate revenue from a combination of reimbursements, up-front payments, milestone payments and royalties in connection with the 3DMed License Agreement.

Cost of License Revenue

Cost of license revenue consists of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement.

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

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses, fees for outside legal counsel, amortization of contract acquisition costs (commissions), and director and officer insurance premiums. Other general and administrative expenses include facility related costs, patent filing and prosecution costs, professional fees for business development, accounting, consulting, legal and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC reporting requirements, investor relations costs, and other expenses associated with being a public company.

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

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, and interest income. Interest income primarily reflects interest earned from our cash and cash equivalents.

Critical Accounting Policies and Estimates

In the 2020 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2020 that are not included in Note 3 of the accompanying consolidated financial statements for the three months ended March 31, 2021. Readers are encouraged to read the 2020 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Licensing revenue	$5,700	$—	$5,700
Operating expenses:
Cost of license revenue	100	—	100
Research and development	4,284	1,864	2,420
General and administrative	3,561	2,200	1,361
Total operating expenses	7,945	4,064	3,881
Loss from operations	(2,245)	(4,064)	(1,819)
Non-operating income (expense), net	(158)	(79)	79
Net loss	$(2,403)	$(4,143)	$(1,740)

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

Licensing revenue for the three months ended March 31, 2021 was $5.7 million and related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed License Agreement for the development and commercialization of GPS in China, Hong Kong, Macau, and Taiwan. There was no licensing revenue for the three months ended March 31, 2020.

Cost of License Revenue

We incurred $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the three months ended March 31, 2021. There was no cost of license revenue during the three months ended March 31, 2020.

Research and Development
Research and development expenses were $4.3 million for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020. The $2.4 million increase was primarily attributable to a $1.3 million increase in manufacturing and drug supply costs due to the ramp up of the manufacture of clinical trial materials and registration batches of GPS, a technology transfer to a new contract manufacturer, and clinical drug supply purchase costs in the European Union as we prepared to open sites and enroll patients in European Union countries for our Phase 3 REGAL clinical trial for GPS in AML, a $0.8 million increase in clinical trial expenses related to our ongoing Phase 3 REGAL clinical trial for GPS in AML, a $0.2 million increase in outsourced clinical and regulatory consulting services in support of our clinical programs and a $0.2 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a decrease of $0.1 million in licensing fees. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including our Phase 3 trial of GPS in AML and the ongoing basket trial of GPS in combination with pembrolizumab.

General and Administrative

General and administrative expenses were $3.6 million for the three months ended March 31, 2021 compared to $2.2 million for the three months ended March 31, 2020. The $1.4 million increase was primarily due to a $0.8 million amortization expense of our contract asset associated with the 3DMed License Agreement, a $0.4 million increase in legal fees as compared to the first quarter of 2020 in which we received a credit in legal fees that offset the majority of legal expenses incurred for the quarter, and a $0.2 million increase in other general and administrative expenses.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three months ended March 31, 2021 and 2020, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Change in fair value of warrant liability	$(31)	$35	$(66)
Change in fair value of contingent consideration	(129)	(138)	9
Interest income	2	24	(22)
Total non-operating expense, net	$(158)	$(79)	$(79)

Net non-operating income (expense) was nominal for the three months ended March 31, 2021 and 2020.

Net non-operating expense of $0.2 million during the three months ended March 31, 2021 was primarily due to the increase in the change in the fair value of the contingent consideration liability and a slight increase in the change in the fair value of the warrant liability partially offset by nominal interest income. The change in the fair value of contingent consideration liability reflect the interest component of contingent consideration related to the passage of time. The increase in the estimated fair value of our warrant liability was primarily due to an increase in our common stock price. Interest income consisted of interest earned from our cash and cash equivalents.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2021 and 2020. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have not generated any revenue from product sales during the three months ended March 31, 2021 and 2020. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement will be offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and was declared effective on April 29, 2021. Other than the Sales Agreement, the Company does not have any commitments to obtain additional funds.

As of March 31, 2021, we had an accumulated deficit of $120.3 million, cash and cash equivalents of $28.0 million, and restricted cash and cash equivalents of $0.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $4.9 million as of March 31, 2021. We expect our cash and cash equivalents, together with access to the Sales Agreement, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, though we may pursue additional capital resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Our expectations with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research and development programs or be unable to expand our operations or otherwise prepare for the potential regulatory approval and commercialization of our product candidates, assuming positive data.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing, (ii) our ability to complete revenue-generating partnerships with pharmaceutical companies, (iii) the success of our research and development activities, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our proposed future products. on is imminent.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(10,269)	$(6,831)
Financing activities	3,000	6,300
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(7,269)	$(531)

We had no investing activities during the during the three months ended March 31, 2021 and 2020.

Net Cash Flow from Operating Activities

Net cash used in operating activities of $10.3 million during the three months ended March 31, 2021 was primarily attributable to a $9.1 million change in our operating assets and liabilities and our net loss of $2.4 million, which was offset by various net non-cash charges of $1.2 million. The net change in our operating assets and liabilities of $9.1 million is primarily attributable to a decrease in deferred revenue of $4.7 million and one-time payments totaling $1.4 million for contract acquisition costs related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed License Agreement, a $2.7 million increase in prepaid expenses and other assets primarily for prepaid insurance premiums and clinical trial costs and a $0.3 million decrease in accounts payable and accrued expenses and other current liabilities.

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

Net Cash Flow from Financing Activities

We generated $3.0 million of net cash from financing activities for the three months ended March 31, 2021 from the exercise of warrants to acquire shares of common stock.

We generated $6.3 million of net cash from financing activities for the three months ended March 31, 2020. We received $6.0 million in net proceeds from our January 2020 Registered Offering through the sale of securities and $0.3 million from the collection of our stock subscription receivable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2020 Annual Report. The risks described in such 2020 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

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

Date: May 13, 2021