Form 10-Q
period 2021-09-30
SELLAS Life Sciences Group, Inc.
filed 2021-11-12
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 11, 2021, SELLAS Life Sciences Group, Inc. had outstanding 15,885,542 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$26,281	$35,302
Restricted cash and cash equivalents	100	100
Contract asset	—	1,128
Prepaid expenses and other current assets	2,593	395
Total current assets	28,974	36,925
Operating lease right-of-use asset	767	896
In-process research and development	5,700	5,700
Goodwill	1,914	1,914
Deposits and other assets	597	614
Total assets	$37,952	$46,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,545	$4,657
Accrued expenses and other current liabilities	2,584	1,913
Operating lease liability	190	166
Deferred revenue	—	5,600
Total current liabilities	5,319	12,336
Operating lease liability, non-current	667	825
Deferred tax liability	239	239
Warrant liability	84	55
Contingent consideration	5,036	4,633
Total liabilities	11,345	18,088
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 15,874,131 and 14,254,554 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	158,610	145,864
Accumulated deficit	(132,005)	(117,904)
Total stockholders’ equity	26,607	27,961
Total liabilities and stockholders’ equity	$37,952	$46,049

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Licensing revenue	$—	$—		$7,600	$—
Operating expenses:
Cost of licensing revenue	—	—		200	—
Research and development	4,541	2,367		12,281	6,511
General and administrative	2,436	2,125		8,794	6,312
Total operating expenses	6,977	4,492		21,275	12,823
Operating loss	(6,977)	(4,492)		(13,675)	(12,823)
Non-operating income (expense), net:
Change in fair value of warrant liability	30	6		(29)	25
Change in fair value of contingent consideration	(140)	13		(403)	(268)
Interest income	2	—		6	25
Total non-operating income (expense), net	(108)	19		(426)	(218)
Net loss	(7,085)	(4,473)		(14,101)	(13,041)
Deemed dividend arising from warrant modifications	—	—		—	(78)
Net loss attributable to common stockholders	$(7,085)	$(4,473)	$—	$(14,101)	$(13,119)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(0.45)	$(0.53)		$(0.92)	$(1.83)
Weighted-average common shares outstanding, basic and diluted	15,874,076	8,418,038		15,344,210	7,174,859

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at June 30, 2021	15,873,941	$2	$158,333	$(124,920)	$33,415
Issuance of common stock upon exercise of warrants	190	—	2	—	2
Stock-based compensation	—	—	275	—	275
Net loss	—	—	—	(7,085)	(7,085)
Balance at September 30, 2021	15,874,131	$2	$158,610	$(132,005)	$26,607

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	14,254,554	$1	$145,864	$(117,904)	$27,961
Issuance of common stock, net of issuance costs	786,927	—	9,005	—	9,005
Issuance of common stock upon exercise of warrants	832,650	1	3,018	—	3,019
Stock-based compensation	—	—	723	—	723
Net loss	—	—	—	(14,101)	(14,101)
Balance at September 30, 2021	15,874,131	$2	$158,610	$(132,005)	$26,607

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at June 30, 2020	6,717,900	$1	$113,497	$(109,715)	$3,783
Issuance of common stock and common stock warrants, net of issuance costs	2,744,078	—	8,492	—	8,492
Stock-based compensation	—	—	146	—	146
Net loss	—	—	—	(4,473)	(4,473)
Balance at September 30, 2020	9,461,978	$1	$122,135	$(114,188)	$7,948

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	5,080,100	$1	$107,239	$(101,147)	$6,093
Issuance of common stock and common stock warrants, net of issuance costs	3,933,078	—	14,455	—	14,455
Issuance of common stock upon exercise of pre-funded warrants	448,800	—	4	—	4
Stock-based compensation	—	—	437	—	437
Net loss	—	—	—	(13,041)	(13,041)
Balance at September 30, 2020	9,461,978	$1	$122,135	$(114,188)	$7,948

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,101)	$(13,041)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	723	437
Change in operating lease right of use assets	—	98
Change in fair value of common stock warrants	29	(25)
Change in fair value of contingent consideration	403	268
Changes in operating assets and liabilities:
Contract asset	1,128	—
Prepaid expenses and other assets	(2,181)	(588)
Accounts payable	(2,112)	(2,123)
Accrued expenses and other current liabilities	666	1,133
Deferred revenue	(5,600)	—
Net cash used in operating activities	(21,045)	(13,841)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	9,005	14,455
Collection of stock subscription receivable	—	308
Net proceeds from exercise of warrants	3,019	4
Net cash provided by financing activities	12,024	14,767
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(9,021)	926
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	35,402	7,377
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$26,381	$8,303

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$6	$25
Supplemental disclosure of non-cash investing and financing activities:
Operating right of use asset and current and non-current lease liability	$—	$976

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of September 30, 2021, has an accumulated deficit of $132.0 million. During the nine months ended September 30, 2021, the Company used $21.0 million of cash in operations which included a net loss of $14.1 million, a $2.2 million increase in prepaid expenses and other assets primarily for insurance and prepaid clinical trial costs, a $5.6 million decrease in deferred revenue due to the recognition of licensing revenues and a $1.4 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.1 million decrease of contract acquisition costs related to the out-licensing of intellectual property rights and transfer of technical know-how and various net non-cash charges of $1.2 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the nine months ended September 30, 2021, the Company sold 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. There were no sales of shares of common stock under the Sales Agreement during the three months ended September 30, 2021. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

The Company received $2.0 million during the nine months ended September 30, 2021 for the achievement of certain development milestones pursuant to the Company's Exclusive License Agreement (the "3DMed License Agreement) with 3D Medicines Inc. ("3DMed"). An additional $192.5 million in potential future certain development, regulatory, and sales milestones remains under the 3DMed License Agreement, which milestones are variable in nature and not under the Company's control.

As of September 30, 2021, the Company had cash and cash equivalents of approximately $26.3 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects that its cash and cash equivalents, together with access to the Sales Agreement to sell common stock, will be sufficient to fund current planned operations for at least the next 12 months from the date of issuance of these financial statements, though it may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research and development programs or be unable to expand its operations or otherwise prepare for the potential regulatory approval and commercialization of its product candidates, assuming positive data.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the ASC and Accounting Standards Updates of the Financial Accounting Standards Board ("FASB").

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2020 Annual Report. The accompanying consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from the audited financial statements as of that date.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the Company's loss from operations, net loss, and net loss per share.

Time-Vested Restricted Stock Units

During the nine months ended September 30, 2021, the Board of Directors granted restricted stock units ("RSUs") to employees that vest based on continuous service. Time-vested RSUs awarded to employees vest one-fourth per year annually over four years, provided the employee remains employed with the Company. The fair values of the RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense for RSUs with only service conditions is recognized straight-line over the applicable service period. The Company accounts for forfeitures of RSUs when they occur. Previously recognized compensation expense for forfeited RSUs are reversed in the period the RSUs are forfeited.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Net Loss Per Share

Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that, when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2021	2020
Common stock warrants	558	3,864
Stock options	526	208
RSUs	210	170
	1,294	4,242

Recent Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which, among other things, eliminates certain exceptions in the current rules regarding the approach for intra-period tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard was adopted by the Company on January 1, 2021. This new standard did not have a material impact on the Company’s financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$25,392	$25,392	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$25,492	$25,492	$—	$—
Liabilities:
Warrant liability	$84	$—	$—	$84
Contingent consideration	5,036	—	—	5,036
Total liabilities measured and recorded at fair value	$5,120	$—	$—	$5,120

Description	December 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$34,959	$34,959	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$35,059	$35,059	$—	$—
Liabilities:
Warrant liability	$55	$—	$—	$55
Contingent consideration	4,633	—	—	4,633
Total liabilities measured and recorded at fair value	$4,688	$—	$—	$4,688

The Company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2021 or during the year ended December 31, 2020. See Note 8, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the nine months ended September 30, 2021.

A reconciliation of the change in the fair value of the contingent consideration liability for the nine months ended September 30, 2021 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2020	$4,633
Change in the estimated fair value of the contingent consideration	403
Contingent consideration, September 30, 2021	$5,036

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

The significant unobservable assumptions include the probability of achieving each milestone, the date the Company expects to reach the milestone, and a determination of present value factors used to discount future expected cash outflows. Changes in fair value reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time. As of September 30, 2021, estimated future contingent milestone payments related to the Company's business range from zero, if no milestone events are achieved, to a maximum of $30.0 million if all development and commercial milestones are reached. As of September 30, 2021, resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 11.8% for development milestones and cost of debt of 5.4% for the commercial milestones. The Company estimates the timing of achievement of these development milestones to range from five to eight years as of September 30, 2021.

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Clinical trial costs	$1,842	$95
Insurance	691	221
Professional fees	57	49
Other	3	30
Prepaid expenses and other current assets	$2,593	$395

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Clinical trial costs	$1,399	$631
Compensation and related benefits	865	812
Professional fees	39	276
Other	281	194
Accrued expenses and other current liabilities	$2,584	$1,913

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Commitments and Contingencies

Lease

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began on June 5, 2020 and has a term through December 31, 2024. The discount rate of the Company's operating lease under ASC 842: Leases is the Company's estimated incremental borrowing rate of 13%. As of September 30, 2021, the lease has a remaining term of 3.3 years.

Rent expense related to the Company's operating lease was approximately $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company made cash payments related to its operating lease of approximately $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.2 million for each of the nine months ended September 30, 2021 and 2020. Future minimum lease payments under the Company's non-cancelable operating lease are as follows as of September 30, 2021 (in thousands):

Future minimum lease payments:
2021 (remaining)	$77
2022	311
2023	321
2024	330
Total future minimum lease payments	1,039
Less: imputed interest	(182)
Current and non-current operating lease liability	$857

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
On February 13, 2017, certain putative shareholder securities class action complaints were filed in federal court alleging, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that Galena’s promotional practices for Abstral® (fentanyl sublingual tablets) were allegedly improper and that Galena may be subject to civil and criminal liability, and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated, lead plaintiffs were named by the U.S. District Court for the District of New Jersey and a consolidated complaint was filed. The Company filed a motion to dismiss the consolidated complaint. On August 21, 2018, the Company's motion to dismiss the consolidated complaint was granted without prejudice to file an amended complaint. On September 20, 2018, the plaintiffs filed an amended complaint. On October 22, 2018, the Company filed a motion to dismiss the amended complaint. On November 13, 2019, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss without prejudice to file an amended complaint. On December 20, 2019, the lead plaintiffs filed a second Amended Consolidated Class Action Complaint. On January 29, 2020, the Company filed a motion to dismiss the amended complaint. On January 5, 2021, the U.S. District Court for the District of New Jersey granted the Company's motion to dismiss without prejudice to file an amended complaint. On February 18, 2021, the lead plaintiffs filed a third Amended Consolidated Class Action Complaint. The Company has reached a settlement with the plaintiffs in this action which has received preliminary court approval, with the Settlement Fairness Hearing scheduled for February 22, 2022, and which will be fully covered by the Company's directors and officers insurance policy applicable to this case.

In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against the Company’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against the Company’s former directors, officers and employees, and the Company as a nominal defendant. These complaints purport to assert derivative claims for breach of fiduciary duty on the Company’s behalf against the Company’s former directors and, in certain of the complaints, the Company’s current directors, and the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaints mentioned above. The derivative lawsuit filed in California state court is currently stayed pending resolution of a motion to dismiss in the referenced securities class action. On July 13, 2020 and July 16, 2020, respectively, the Company filed motions to dismiss the two complaints filed in the U.S. District Court for the District of New Jersey. The Company has reached a settlement with the plaintiffs in these three cases which has received preliminary court approval, with the final settlement approval hearing scheduled for November 19, 2021, and which will be fully covered by the Company's directors and officers insurance policy applicable to these cases.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
7. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of September 30, 2021, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	558
Stock options outstanding	526
RSUs outstanding	210
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	457
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	300
Shares reserved for future issuance under the 2017 Employee Stock Purchase Plan	11
Total common stock reserved for future issuance	2,062

8. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the nine months ended September 30, 2021 (in thousands):

Warrant Issuance	Outstanding, December 31, 2020	Granted	Exercised	Canceled/Expired	Outstanding, September 30, 2021	Expiration
July 2020 PIPE Offering	445	—	(420)	—	25	August 2025
January 2020 Offering	719	—	(410)	—	309	July 2025
June 2019 Offering	2	—	(1)	—	1	June 2024
March 2019 Exercise Agreement	63	—	—	—	63	March 2024
July 2018 Offering	141	—	(2)	—	139	July 2023
Other	22	—	—	(1)	21	November 2021 - November 2023
	1,392	—	(833)	(1)	558

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

	September 30, 2021	December 31, 2020
Risk free interest rate	0.28%	0.16%
Volatility	138.53%	150.38%
Expected term (years)	2.00	2.75
Expected dividend yield	—%	—%

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

The changes in fair value of the warrant liability for the nine months ended September 30, 2021 were as follows (in thousands):

Warrant liability, December 31, 2020	$55
Change in fair value of warrants	29
Warrant liability, September 30, 2021	$84

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
9. License Revenue with 3D Medicines Inc.

Exclusive License Agreement with 3D Medicines Inc.

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

The Company determined the initial transaction price of the single performance obligation to be $9.5 million, which included the $7.5 million upfront fee as well as $2.0 million in development milestones that are assessed to be probable of being achieved at the inception of the 3DMed License Agreement and therefore were not constrained. The Company achieved $1.0 million of these milestones in the first quarter of 2021 and achieved the remaining $1.0 million milestone in the second quarter of 2021. The Company determined that $192.5 million in future certain development, regulatory, and sales milestones to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Since 3DMed benefited from the combined single performance obligation relating to the 3DMed License and the transfer of know-how as the technology transfer occurred, the Company recognized the transaction price over the technology transfer period, which was finalized in the second quarter of 2021. The revenue recognized was based on an output method to measure progress, using a straight-line convention, which the Company believes reasonably approximates its efforts in satisfying the combined performance obligation. There was no license revenue recognized during the three months ended September 30, 2021, and $7.6 million of license revenue recognized during the nine months ended September 30, 2021. As of September 30, 2021, the initial transaction price of the single performance obligation of $9.5 million has been fully recognized as licensing revenue. There was no license revenue recognized during the three and nine months ended September 30, 2020.

The following table presents a summary of the activity in the Company's deferred revenue, related to the total cash payments received of $9.5 million to date under the 3DMed License, during the nine months ended September 30, 2021 (in thousands):

Deferred revenue, December 31, 2020	$5,600
Additions	2,000
Revenue recognized	(7,600)
Deferred revenue, September 30, 2021	$—

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Cost of Contract Acquisition

The Company incurred contract acquisition costs (commissions) recorded as a contract asset amounting to approximately $1.4 million at inception of the 3DMed License Agreement which were capitalized under ASC 340-40 as incremental costs of obtaining the 3DMed License Agreement. These costs are amortized through general and administrative expense over the technology transfer period, commensurate with when the license revenue is recognized. There was no contract acquisitions expense during the three months ended September 30, 2021, and $1.1 million in contract acquisitions expense during the nine months ended September 30, 2021. There was no contract acquisitions expense during the three and nine months ended September 30, 2020.

Cost of License Revenue

There was no cost of license revenue during the three months ended September 30, 2021, and the Company incurred $0.2 million of sublicensing fees payable under its license from MSK in connection with the 3DMed License during the nine months ended September 30, 2021. There was no cost of license revenue during the three and nine months ended September 30, 2020.

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

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of September 30, 2021, approximately 457,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2021:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	208	$13.38	9.08	$733
Granted	318	8.01
Outstanding at September 30, 2021	526	$10.13	9.01	$1,722
Options exercisable at September 30, 2021	101	$21.72	8.25	$619

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2021 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on September 30, 2021 of $9.16 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$36	$5	$84	$10
General and administrative	239	141	639	427
Total stock-based compensation	$275	$146	$723	$437

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk free interest rate	1.04%	0.62%
Volatility	121.29%	106.24%
Expected lives (years)	6.18	6.15
Expected dividend yield	—%	—%

There were no options granted during the three months ended September 30, 2020. The weighted-average grant date fair value of options granted during the three months ended September 30, 2021 was $8.09. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $6.99 and $1.53, respectively.

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

As of September 30, 2021, there was $2.2 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.82 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the nine months ended September 30, 2021:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	170	$1.89
Granted	40	$8.00
Vested	—	$—
Unvested at September 30, 2021	210	$3.06

As of September 30, 2021, there was $0.6 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.67 years. No RSUs vested during the three and nine months ended September 30, 2021.

2021 Employee Stock Purchase Plan

On April 22, 2021, the Board of Directors adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP") which was approved by the Company's stockholders on June 8, 2021. The 2021 ESPP allows employees to contribute up to 20% of their cash earnings, subject to a maximum of $25,000 per year under Internal Revenue Service rules, to be used to purchase shares of the Company’s common stock on semi-annual purchase dates. The 2021 ESPP allows eligible employees to purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period during the term of the 2021 ESPP. The first offering period began in September 2021. There are currently 300,000 shares of common stock reserved for issuance under the 2021 ESPP.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2021 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or SEC, on March 23, 2021, or our 2020 Annual Report, and our other public reports filed with the SEC.

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

GPS Program Update

The final statistical analysis plan, or SAP, for the REGAL study provides for a planned interim safety and futility analysis after 80 events (deaths) which we had anticipated would take place in the first half of 2022, provided that the ongoing COVID-19 pandemic did not significantly adversely impact our projected timeline for enrollment. Over the last 12 to 18 months we have monitored the impact of the COVID-19 pandemic on our estimated timeline for the REGAL study. During this period, we took several steps to mitigate possible and actual delays due to COVID including increasing the number of clinical sites and the number of countries in which sites are located in order to maintain our original timeline. Even with such mitigation steps, we now anticipate that the interim analysis will take place in the second half of 2022, provided that the ongoing COVID-19 pandemic does not continue to significantly adversely impact our projected timeline for enrollment. In addition to the planned interim analysis under the SAP, the final charter for the Independent Data Monitoring Committee, or the IDMC, for the REGAL study provides for enrollment-based safety, futility and efficacy analyses prior to the interim analysis.

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

Based on our review of this data and after consultation with leading key opinion leaders for treatment of AML, we are currently in the regulatory and clinical planning stages for a potential Phase 2/3 study of GPS in AML patients who have undergone a bone marrow transplant and who harbor MRD.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a new coronavirus to be a “pandemic”. The COVID-19 pandemic continues to present substantial public health and economic challenges around the world which have impacted, and will continue to impact, millions of individuals and businesses worldwide. Efforts to contain the spread of the coronavirus since March 2020 have led to travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. As we have historically functioned operationally as a semi-virtual company, the transition to “work-from-home” for our employees has not materially altered our business operations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance, which provides for a hybrid of remote and in-office work, and we have operated on such a semi-virtual basis during the first nine months of 2021. We are continuously monitoring the impact of the pandemic on our clinical development programs. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States and Europe continuing. However, throughout the pandemic we have observed that clinical site initiations and patient enrollment have taken more time than what had been projected prior to the start of the pandemic, likely due to prioritization of hospital resources towards the COVID-19 pandemic, quarantines which have impeded patient movement or interrupted operations at sites, and other COVID-related reasons. Accordingly, due to the accumulation of these delays over the past 18 months, we have adjusted the projected timing of the REGAL study. We believe that the COVID-19 pandemic has not materially impacted our efforts to out-license NPS. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the actions taken to contain or treat COVID-19, the ultimate overall duration of the pandemic, the emergence of new variants of COVID-19, the emergence of new geographic hotspots where the coronavirus is spreading more rapidly, and continued or new travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, as well as the effectiveness of actions taken globally to contain and treat the coronavirus, including the availability of safe and effective vaccines and the uptake thereof and whether existing vaccines are effective with respect to new variants. In particular, the continued spread of the coronavirus globally could adversely impact our clinical trial operations and could have an adverse impact on our business and the financial results.

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

Critical Accounting Policies and Estimates

In the 2020 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2020 that are not included in Note 3 of the accompanying consolidated financial statements for the nine months ended September 30, 2021. Readers are encouraged to read the 2020 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Licensing revenue	$—	$—	$—
Operating expenses:
Cost of license revenue	—	—	—
Research and development	4,541	2,367	2,174
General and administrative	2,436	2,125	311
Total operating expenses	6,977	4,492	2,485
Operating loss	(6,977)	(4,492)	(2,485)
Non-operating income (expense), net	(108)	19	(127)
Net loss	$(7,085)	$(4,473)	$(2,612)

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Licensing revenue	$7,600	$—	$7,600
Operating expenses:
Cost of license revenue	200	—	200
Research and development	12,281	6,511	5,770
General and administrative	8,794	6,312	2,482
Total operating expenses	21,275	12,823	8,452
Operating loss	(13,675)	(12,823)	(852)
Non-operating expense, net	(426)	(218)	(208)
Net loss	$(14,101)	$(13,041)	$(1,060)

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

Licensing revenue was $7.6 million for the nine months ended September 30, 2021 and was related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed License Agreement for the development and commercialization of GPS in China, Hong Kong, Macau, and Taiwan. There was no licensing revenue for the nine months ended September 30, 2020.

Cost of License Revenue

We incurred $0.2 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the nine months ended September 30, 2021. There was no cost of license revenue for the nine months ended September 30, 2020.

Research and Development
Research and development expenses were $4.5 million for the three months ended September 30, 2021 compared to $2.4 million for the three months ended September 30, 2020. The $2.1 million increase was primarily attributable to a $1.7 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML, a $0.8 million increase in manufacturing and drug supply costs due to the ramp up of the manufacture of clinical trial materials and registration batches of GPS, and a $0.1 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.2 million decrease in licensing fees and a $0.3 million decrease in other research and development expenses. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including our Phase 3 trial of GPS in AML and the ongoing basket trial of GPS in combination with pembrolizumab.

Research and development expenses were $12.3 million for the nine months ended September 30, 2021 compared to $6.5 million for the nine months ended September 30, 2020. The $5.8 million increase was primarily attributable to a $3.2 million increase in clinical trial expenses primarily related to our Phase 3 REGAL clinical trial of GPS in AML, a $2.5 million increase in manufacturing and drug supply costs due to the ramp up of the manufacture of clinical trial materials and registration batches of GPS, a technology transfer to a new contract manufacturer, and clinical drug supply purchase costs in the European Union as we open sites and enroll patients in European Union countries for our Phase 3 REGAL clinical trial for GPS in AML, and a $0.4 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.4 million decrease in licensing fees, and a $0.1 million decrease in other research and development expenses.

General and Administrative

General and administrative expenses were $2.4 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020. The $0.3 million increase was primarily due to a $0.3 million increase in personnel related expenses due to increased headcount, a $0.1 million increase in outside services and public company costs, and a $0.1 million increase in professional services. These increases were partially offset by a $0.2 million decrease in other general and administrative related expenses.

General and administrative expenses were $8.8 million for the nine months ended September 30, 2021 compared to $6.3 million for the nine months ended September 30, 2020. The $2.5 million increase was primarily due to a $1.1 million amortization expense of our contract asset associated with the 3DMed License Agreement, a $0.6 million increase in personnel related expenses due to a $0.2 million increase in non-cash stock-based compensation and increased headcount, as well as a $0.7 million increase in legal fees as compared to the first nine months of 2020 in which we received a credit in legal fees that offset a significant amount of legal expenses incurred for that period, and a $0.1 million increase in other general and administrative related expenses.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and nine months ended September 30, 2021 and 2020, respectively, was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Change in fair value of warrant liability	$30	$6	$24	$(29)	$25	$(54)
Change in fair value of contingent consideration	(140)	13	(153)	(403)	(268)	(135)
Interest income	2	—	2	6	25	(19)
Total non-operating income (expense), net	$(108)	$19	$(127)	$(426)	$(218)	$(208)

Net non-operating expense of $0.1 million for the three months ended September 30, 2021 was primarily due to the increase in the change in the fair value of the contingent consideration liability partially offset by a slight decrease in the change in the fair value of the warrant liability. The change in the fair value of the contingent consideration liability reflects the interest component of contingent consideration related to the passage of time. The decrease in the estimated fair value of our warrant liability was primarily due to a decrease in our common stock price. Interest income consisted of interest earned from our cash and cash equivalents.

Net non-operating income was nominal for the three months ended September 30, 2020.

Net non-operating expense of $0.4 million during the nine months ended September 30, 2021 was primarily due to the increase in the change in the fair value of the contingent consideration liability and a slight increase in the change in the fair value of the warrant liability partially offset by nominal interest income. The change in the fair value of the contingent consideration liability reflects the interest component of contingent consideration related to the passage of time. The increase in the estimated fair value of our warrant liability was primarily due to an increase in our common stock price. Interest income consisted of interest earned from our cash and cash equivalents.

Net non-operating expense of $0.2 million during the nine months ended September 30, 2020 was primarily due to the increase in the change in the fair value of the contingent consideration liability partially offset by a slight decrease in the change of the fair value of the warrant liability and nominal interest income. The change in the fair value of contingent consideration liability reflect the interest component of contingent consideration related to the passage of time. The decrease in the estimated fair value of our warrant liability was primarily due to a decrease in our common stock price.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three and nine months ended September 30, 2021 and 2020. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the three and nine months ended September 30, 2021 and 2020. Through September 30, 2021, the Company has only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or the "Agent. From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement will be offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and was declared effective on April 29, 2021. During the nine months ended September 30, 2021 we sold 786,927 shares of our common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. We did not sell shares of common stock under the Sales Agreement during the three months ended September 30, 2021. Other than the Sales Agreement, we do not have any commitments to obtain additional funds.

We received $2.0 million during the nine months ended September 30, 2021 for the achievement of certain development milestones pursuant to our 3DMed License Agreement. An additional $192.5 million in potential future certain development, regulatory, and sales milestones remains under the 3DMed License Agreement which milestones are variable in nature and not under our control.

As of September 30, 2021, we had an accumulated deficit of $132.0 million, cash and cash equivalents of $26.3 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $5.3 million as of September 30, 2021. We expect that our cash and cash equivalents, together with our access to the Sales Agreement, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, although we may pursue additional capital resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Our expectations with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research and development programs or be unable to expand our operations or otherwise prepare for the potential regulatory approval and commercialization of our product candidates, assuming positive data.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(21,045)	$(13,841)
Financing activities	12,024	14,767
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(9,021)	$926

We had no investing activities during the nine months ended September 30, 2021 and 2020.

Net Cash Used in Operating Activities

Net cash used in operating activities of $21.0 million during the nine months ended September 30, 2021 was primarily attributable to an $8.1 million change in our operating assets and liabilities and our net loss of $14.1 million, which was offset by various net non-cash charges of $1.2 million. The net change in our operating assets and liabilities of $8.1 million is primarily attributable to a decrease in deferred revenue of $5.6 million, a $2.2 million increase in prepaid expenses and other assets primarily for prepaid insurance premiums and clinical trial costs and a $1.4 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.1 million decrease in contract acquisition costs related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed License Agreement.

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

Net Cash Provided by Financing Activities

We generated $12.0 million of net cash from financing activities for the nine months ended September 30, 2021. We received $9.0 million in net proceeds from the issuance of common stock under the Sales Agreement, as well as $3.0 million from the exercise of warrants to acquire shares of common stock.

We generated $14.8 million of net cash from financing activities for the nine months ended September 30, 2020. We received $14.5 million in aggregate net proceeds from the sale of securities in a registered direct offering in January 2020 and a PIPE transaction in July 2020 and $0.3 million from the collection of our stock subscription receivable in January 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2021