Form 10-K
period 2021-12-31
SELLAS Life Sciences Group, Inc.
filed 2022-03-31
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $176,103,964 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 30, 2022, SELLAS Life Sciences Group, Inc. had outstanding 15,905,999 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The COVID-19 pandemic has caused a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. We expect the COVID-19 pandemic may continue to have both a direct and an indirect impact on our business operations and financial results; the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new variants, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the availability of safe and effective vaccines and the uptake thereof. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report on Form 10-K, which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-K - Annual Report
For the Year Ended December 31, 2021

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
•We currently have no source of product revenues. We may never generate such revenues or achieve profitability.
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
•If any of the clinical manufacturing facilities of our contract manufacturing organizations, or CMOs, are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.
•We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our contract research organizations, or CROs, or other key third-party vendors, we may not be able to obtain regulatory approval for or commercialize our current or future product candidates on a timely basis, if at all.
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
•We will need to secure additional capital which may cause dilution to you and our existing stockholders, provide subsequent investors with rights and preference that are senior to yours, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company focused on developing novel cancer immunotherapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S, or GPS, and nelipepimut-S, or NPS.

Galinpepimut-S

Our lead product candidate, GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, or MSK, that targets the Wilms tumor 1, or WT1, protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

In January 2020, we commenced in the United States a Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. We plan to enroll approximately 116 patients at up to approximately 85 clinical sites in the United States, Europe and Asia with a planned interim safety and futility analysis after 80 events (deaths). Under our current planning assumptions, which take into account our best estimates of potential delays due to COVID-19, we believe that we will complete enrollment for the REGAL study in late 2022 or early in the first quarter of 2023. Based upon these current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 80 events (deaths) per the protocol will occur by the end of the first half of 2023, provided that our statistical assumptions and assumptions regarding the impact of COVID-19 on the operations of our clinical sites as well as the duration of the pandemic remain unchanged. Because this analysis is event driven, it may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in the Greater China territory (mainland China, Hong Kong, Macau and Taiwan). We have retained sole rights to GPS and GPS+ outside of the Greater China area. In January 2022, we announced that an IND application filed by 3D Medicines to initiate the first clinical trial in China for 3D189, also known as GPS, has been accepted by China’s National Medical Products Administration (“NMPA”). The IND is for a small Phase I clinical trial investigating safety. On March 30, 2022, the IND was approved by the NMPA triggering a $1.0 million milestone payment to the Company which is expected to be received in the second quarter of 2022.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). In 2020, we, together with Merck determined to focus on ovarian cancer (second or third line). We reported updated clinical and initial immune response data from this study in June 2021. In February 2022 we reported that we had completed enrollment of 17 evaluable patients in this study. Data from 15 of the 17 evaluable patients is expected to be examined by mid-2022, with final data analysis for all evaluable patients expected by the end of 2022.

In February 2020, a Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. In June 2021, we announced updated data from this study. Completion of enrollment of a target total of 10 evaluable patients is expected during the second half of 2022. We expect to report additional clinical and immune response data in the first half of 2022.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S

NPS is a cancer immunotherapy targeting the human epidermal growth factor receptor 2, or HER2, expressing cancers. Data presented in 2018 from a Phase 2b clinical trial of the combination of trastuzumab (Herceptin®) plus NPS in HER2 low expressing (1+ or 2+ per immunohistochemistry, or IHC) breast cancer patients in the adjuvant setting to prevent recurrences showed a clinically and statistically significant improvement in the disease-free survival, or DFS, rate for the cohort of patients with triple negative breast cancer, or TNBC, at 24 months for patients treated with NPS plus trastuzumab of 92.6% compared to 70.2% for those treated with trastuzumab alone. Since 2018, largely based on this data, we have been seeking out-licensing opportunities to fund and conduct the future clinical development of NPS in TNBC in order to maximize the potential of the program as we do not plan to conduct and fund a Phase 3 program for NPS on our own. After extensive effort, we have concluded that continued efforts to outlicense NPS for further development for breast cancer are unlikely to result in a licensing transaction commensurate with the value of the asset which we believe is due to the changing market for breast cancer therapies, the scope, cost and timeline for a Phase 3 trial which would satisfy regulatory requirements for the TNBC indication and the failure, in 2016, of the Phase 3 clinical trial of monotherapy NPS in breast cancer. As we continue our out-licensing strategy, we are now focusing on the potential for NPS in other cancer indications.

The chart below summarizes the current status of our clinical development pipeline:

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

As a result of the Merger, our business is now substantially comprised of the business of Private SELLAS, and our financial statements became those of Private SELLAS. Upon completion of the Merger, we changed our name from “Galena Biopharma, Inc.” to “SELLAS Life Sciences Group, Inc.,” our common stock began trading on The Nasdaq Capital Market, or Nasdaq, under a new ticker symbol “SLS” on January 2, 2018.

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

Market

According to a January 2021 report by Kelly Scientific Publications, cancer immunotherapy drugs have captured nearly 50% of the overall oncology drugs market, generating approximately $75 billion in 2019 and are forecasted to surpass $143 billion in 2025. A July 2021 Allied Market Research has estimated that the global cancer immunotherapy market could reach $309.6 billion by 2030, growing at a compound annual growth rate, or CAGR, of 14.1%. The global immunotherapy market is currently comprised of bi-specific monoclonal antibodies and immune response co-stimulators, checkpoint inhibitors, and other immunotherapies including chimeric antigen receptor (CAR) T-cell therapies, other cell-based modalities and novel therapies. It is predicted that the checkpoint inhibitor market share will decrease slightly by 2023, from approximately 30% in 2019 to approximately 27% value, as novel therapies, including peptide cancer active immunizers (vaccines) such as our product candidates, GPS and NPS, and cell-based therapies, advance into regulatory approvals and use in the cancer market.

With respect to the market for AML, a June 2021 report from Delvelnsight estimates a global market size of $5.09 billion by the end of 2030, with a CAGR of 21.85% from 2018 to 2030. The total number of newly diagnosed patients with AML per year in the United States is approximately 20,050 (2022 epidemiological data: American Cancer Society). It is estimated that the number of adult patients of any age with AML in the United States per year who successfully enter into CR2, the indication of our REGAL study, is approximately 2,000 patients and approximately 4,700 patients outside of the United States in the rest of the world, or ROW, while the number of patients who achieve first complete remission, or CR1, is estimated to be approximately 16,400 patients in the United States and approximately 38,100 patients ROW. The number of patients potentially eligible for GPS maintenance therapy after achievement of CR2 status is approximately 1,200 patients in the United States and approximately 2,800 patients ROW.

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

WT1 is a protein that resides in the cell’s nucleus and participates in the process of cancer formation and progression. As such, it is classified as an “oncogene.” WT1 plays a key role in the development of the kidneys in fetal life, but then almost disappears from normal organs and tissues. In a wide variety of cancers (20 or more cancer types), WT1 becomes detectable again in at least 50% of tumor pathology specimens in the cells of these cancers. WT1 appears in large amounts (i.e., becomes “overexpressed”) in numerous hematological malignancies, including AML, MM and chronic myeloid leukemia, as well as in many solid malignancies such as MPM, gastrointestinal cancers (such as colorectal cancer), glioblastoma multiforme, TNBC, ovarian cancer and small cell lung cancer, or SCLC.

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

We believe that, with respect to the conversion of activated CD8 cells, the GPS stimulated CD8 cells transform into cytotoxic T-lymphocytes, or CTLs, which are expected to be able to attack and destroy specifically WT1-positive cancer cells. Each CTL typically destroys one WT1-positive cancer cell, but they have been shown to be able to kill up to 10 to 20 WT1-positive cancer cells. Further, with respect to the activation of CD4 cells, we believe that CD4 cells are stimulated to produce WT1-specific helper T cells, which are able, in turn, to activate CTLs and B cells. The B-cells “helped” by the helper T cells produce antibodies to specific WT1 epitopes. The anti-cancer effect is considered to be a result of a combination of all of the above actions, as well as possible additional, less clear mechanisms involving other immune cell types (e.g., natural killer cells) that are not as widely understood.

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

Overcoming the barriers of an adverse/immunosuppressive tumor micro-environment, or TME
The GPS monotherapy clinical studies are in the setting of complete remission, or CR, and minimal residual disease, or MRD, whereby no bulky or measurable tumor deposits exist. This is typically seen after successful frontline therapy in select cancer types for which such debulking standard therapies exist (e.g., AML or MPM). In these settings, the tumor micro-environment, or TME, is substantially absent. We are also pursuing combination therapy with checkpoint inhibitors in tumor settings whereby measurable disease exists, as contemporaneous checkpoint inhibition would abrogate the immunosuppressive effects of the TME.

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
•CR or MRD status (after initial tumor debulking with preceding standard therapy) is the preferred setting for GPS monotherapy;
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

Development Program for GPS

GPS has the potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. We are currently exploring the potential role for GPS in both monotherapy and in combination therapy with checkpoint inhibitors such as PD-1 inhibitors as set forth in the table below:

Program	Status

GPS Monotherapy

•Registrational Phase 3 REGAL open-label randomized clinical trial in AML patients who have achieved hematologic complete remission, with or without thrombocytopenia (CR2/CR2p), after second-line antileukemic therapy and who are deemed ineligible for, or unable to undergo, allogeneic stem-cell transplantation
Ongoing

•Phase 1 clinical trial of 3D189 (GPS) in China (our licensee, 3D Medicines is the sponsor)	IND has been filed

•Phase 1 clinical trial in patients with hematologic and thoracic malignancies with no demonstrable residual/recurrent disease after debulking therapy	Completed; final data reported

•Phase 2 clinical trial in patients with AML with first complete remission (CR1) patients	Completed; final data reported

•Phase 2 clinical trial in patients with high-risk MDS or AML patients with ≥2 lines of prior therapy (CR2)	Completed; final data reported

•Phase 2 clinical trial in MM patients	Completed; final data reported

•Phase 2 randomized, double-blind, placebo-controlled clinical trial in MPM patients	Completed; final data reported

GPS Combination Therapy

•Phase 1/2 clinical trial of GPS in combination with the anti-PD-1 therapy pembrolizumab (Keytruda) in ovarian cancer (second or third line) in collaboration with a Merck & Co., Inc., Kenilworth, N.J., U.S. subsidiary (known as MSD outside the United States and Canada), or Merck
Enrollment complete; data expected in 1H 2022

•Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo), in patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy
Ongoing

•Phase 1/pilot open-label, non-randomized clinical trial of GPS in combination with nivolumab in patients with WT1-expressing (WT1+) recurrent ovarian, fallopian tube or primary peritoneal cancer who were in second or greater clinical remission (after their successful first or subsequent “salvage” therapy)
Completed; final data reported

GPS Monotherapy for Acute Myeloid Leukemia (AML)

AML is an aggressive and potentially lethal blood cancer characterized by the rapid growth of abnormal white blood cells that build up in the bone marrow and interfere with the production of normal blood cells. Its symptoms include fatigue, shortness of breath, bruising and bleeding, and increased risk of infection. The cause of AML is unknown, and the disease is typically fatal within weeks or months if untreated. AML most commonly affects adults, and its incidence increases with age.

We chose AML, for which we have been granted Fast Track and Orphan Drug designations by the FDA, as our lead indication for GPS for the reasons outlined below:

•AML presents a clinical setting in which complete remission status (specifically CR1 and/or CR2) can be achieved with standard antileukemic therapy;
•the high degree of unmet medical need in recurrent/relapsed AML and the absence of an effective maintenance therapy over the decades after salvage re-induction until and immediately after achievement of CR2 status, especially considering that most patients in this clinical scenario are older than 60 years of age;
•the almost universal expression of WT1 in leukemic blasts, which are AML’s replicating malignant cells, as well as leukemic stem cells, or LSCs, cells that are or become extremely resistant to standard chemotherapy or targeted agent approaches and which can be realistically eradicated only with immunotherapy methods (including allo-HSCT). LSCs have been shown to be susceptible to targeting by cytotoxic T cells (CD8 and CD4 cells) stimulated against leukemia-associated antigens and we believe this will be the case for GPS;
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
•early anecdotal (at the time) clinical data showing antileukemic activity of WT1 monovalent vaccines in the CR1 maintenance setting in the Japanese population (albeit restricted to HLA-A*2401 type), as well as a dendritic cell vaccine in the Netherlands (independent of HLA haplotype) in the same setting;
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
•the advent of modern immunotherapeutics in cancer and the promise of an innovative, off-the-shelf potentially effective, low adverse event burden immunotherapy to prevent or delay relapse in patients once they achieve complete remission status in AML, a disease that has historically been associated with dearth of deep and sustained responses to checkpoint inhibitors; and

•evidence from our completed Phase 1 and Phase 2 clinical trials that administration of GPS can lead to extended relapse free survival and overall survival especially in patients who demonstrated clear WT1 specific CD4 and/or CD8 immune response to GPS administration.
Furthermore, we believe that there is a significant unmet medical need for a clinically safe and effective therapy as maintenance after AML patients achieve CR1 and/or CR2 status following successful first-line or, second-line (salvage) therapies, as a significant percentage of these patients are ineligible for, or unable to undergo, allo-HSCT. No third-line therapies have shown demonstrable clinical impact to date in AML patients after their second relapse and eventually AML patients in second relapse generally succumb to AML or complications associated therewith.

Current AML Treatment Therapies

Until recently, the overall treatment landscape for AML had remained static for decades, as numerous targeted and antiproliferative agents were unsuccessful in providing meaningful long-term clinical benefits, including increments in survival. In recent years, additional drugs have been approved and current standard treatments include chemotherapy (including the fixed-combination of chemotherapy Vyxeos), hypomethylating agents, or HMAs, drugs that target mutations of the isocitrate dehydrogenase, type-1 and -2 proteins and the FMS-like tyrosine-protein kinase, FLT3, proteins in patients whose disease harbors these genetic aberrations, the B-cell lymphoma 2 inhibitor venetoclax (typically in combination with chemotherapy or HMAs), the CD33-targeting antibody-drug conjugate gemtuxumab osogamicin, and the sonic hedgehog signaling inhibitor glasdegib. Select patients could also undergo an allogeneic hematopoietic, or blood-forming, stem cell transplant, or allo-HSCT. The potential effect of newer agents on overall survival has not yet been confirmed in large controlled clinical trials. One of the fundamental goals of therapy for AML, both in the upfront and salvage settings, is for the patient to achieve a state of complete remission. Complete remission is defined per consensus criteria by the European Leukemia Net, whereby the hematologic and clinical features of the disease are no longer detected. In the first line setting, once AML patients achieve a status of first complete remission (CR1) they have two options for a meaningful long-term benefit: allo-HSCT and maintenance therapy with the oral form of the HMA azacytidine, which was recently approved for use by the FDA. In the second line setting, i.e., in AML patients who have relapsed and are receiving salvage antileukemic therapy, we are not aware of any therapies, other than allo-HSCT, that have shown through rigorous blinded, randomized, controlled clinical trials to offer a meaningful long-term benefit (either relapse-free or overall survival) when used as maintenance after patients achieve a status of CR2. Once the disease relapses after second-line therapy, patients have limited options which currently include off-label administration of HMAs, venetoclax in combination with either HMAs or low-dose cytarabine or investigational agents in the context of a Phase 1/2 clinical trial.

Our Clinical Data in AML CR1 and CR2 Patients

In an initial pilot clinical trial in AML, a total of nine adult patients of all ages with de novo AML were treated with upfront standard chemotherapy and were able to achieve CR1. Administration of GPS resulted in a median OS that was at least 35 months from the time of GPS administration. In this study, specifically for patients who were 60 years and older (n=5), median OS was at least 33 months from the time of GPS administration or approximately 43 months from the time of initial AML diagnosis. The mean time of follow-up was 30 months from the time of diagnosis at the time of this analysis for all patients. Of the eight patients tested for immunologic response, seven, or 87.5%, demonstrated a WT1-specific immune response.

In a subsequent Phase 2 clinical trial in AML, a total of 22 adult patients of all ages with de novo AML were treated with upfront standard chemotherapy and were able to achieve CR1. Most patients also received one to four cycles of “consolidation” chemotherapy per standard AML treatment guidelines. GPS was then administered within three months from the completion of the consolidation chemotherapy regimen in up to 12 total doses: six initial doses (priming immunization) followed by six additional “booster” immunizations over a total period of up to 15 months to qualifying patients (i.e., patients who were clinically stable and did not show disease recurrence after the first six injections). This Phase 2 clinical trial met its primary endpoint of an actual OS rate of at least 34%, measured three years into the clinical trial (i.e., percentage of patients alive after three years of follow-up). An actual OS rate of 47.4% was demonstrated at three years post-GPS treatment, exceeding historical published data of OS of 20% to 25% by 2.4- to 1.9-fold (or 240% to 190%), respectively.

GPS administration was also shown to improve OS in comparison to historical data in patients in CR1. Administration of GPS resulted in a median OS that was poised to exceed 67.6 months from the time of initial AML diagnosis in patients of all ages, which represents a substantial improvement compared to best standard therapy. Only five of the 22 patients underwent allo-HSCT and an ad hoc statistical analysis failed to show a significant effect of the transplant upon OS (either in median survival times or survival rates at specific landmark time-points). In this study, the patients’ median age was 64 years old. Importantly, a preplanned subgroup analysis for the cohort of 13 patients within the clinical trial who were 60 years of age or older demonstrated a median OS of 35.3 months from time of initial diagnosis. Comparable historical populations have a median OS ranging from 9.5 to 16.8 months from initial diagnosis, which represents a 2.25 to 3.75-fold improvement in OS associated with GPS therapy in the CR1 maintenance setting as contrasted to these historical cohorts of broadly comparable patients.

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

An additional Phase 2 clinical trial of GPS was performed at the H. Lee Moffitt Cancer Center & Research Institute, or Moffitt. This Phase 2 trial included 10 AML patients who had received first-line therapy for their disease, who then experienced relapse and were subsequently treated with second-line chemotherapy and achieved a CR2. This group of patients had a more advanced disease in comparison to those treated in the Phase 2 clinical trial in CR1 patients discussed above, and typically demonstrated a historical OS of less than ~8 months, even with post-CR2 allo-HSCT. In the Moffitt trial, the efficacy of GPS (measured as median OS, from the time of achievement of CR2 until death from any cause) was compared with that of “watchful waiting” in a cohort of 15 contemporaneously treated (but not matched by randomization) broadly comparable patients treated by the same clinical team at Moffitt. Initial data, at a median follow-up of 19.3 months, showed that GPS administration resulted in a median OS of 16.3 months (495 days) compared to 5.4 months (165 days) from the time of achievement of CR2. This was a statistically significant difference (p=0.0175). Two of 14 AML patients demonstrated relapse-free survival of more than one year. Both of these patients were in CR2 at time of GPS administration, with duration of their second remission exceeding duration of their CR1, strongly suggesting a potential benefit based on immune response mechanisms.

Final data, at a median follow-up of 30.8 months, showed a median OS of 21.0 months in patients receiving GPS therapy compared to 5.4 months in the AML CR2 patients treated with best standard care resulting in a statistically significant difference (p-value < 0.02). GPS was well-tolerated in this clinical trial.

Phase 3 REGAL Clinical Trial

Building on the Phase 2 study in AML CR2 patients, which showed a median OS of 21.0 months, at a median follow-up of 30.8 months, in patients receiving GPS compared to 5.4 months in contemporaneously treated patients with best standard therapy, in January 2020, we commenced a Phase 3 pivotal registration-enabling study for GPS in AML patients in CR2, including those in complete remission with incomplete platelet recovery. This study, which we refer to as the REGAL study, is a 1:1 randomized, open-label study comparing GPS in the maintenance setting to investigators’ choice of best available treatment, or BAT, in adult AML patients (age >18 years) who have achieved their second hematologic (morphological) complete remission, with or without thrombocytopenia, after second-line antileukemic therapy and who are deemed ineligible for, or unable to undergo, allo-HSCT. The primary endpoint is OS and secondary endpoints include leukemia-free survival rates of achievement of MRD negativity, and antigen-specific T-cell immune response dynamics over time. We expect this study will be used as the basis for a BLA submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the FDA.

The REGAL study is expected to enroll approximately 116 patients at up to approximately 85 clinical sites in the United States, Europe and Asia. The COVID-19 pandemic has impacted the timeline for the REGAL study over the past two years. Since we commenced the study in 2020, we have been initiating sites in the United States, Europe and, beginning in 2022, Asia. However, since the onset of the COVID-19 pandemic, we have observed that, at certain times and in certain instances, clinical site initiations, patient screening and patient enrollment have been delayed. These delays are likely due to many reasons, which have been changing and evolving as the COVID-19 pandemic itself has evolved, including the prioritization of hospital resources towards the care of patients with COVID-19, delays in reviews and approvals by independent institutional review boards, or IRBs, and/or ethics committees at clinical sites, the challenges for clinicians and patients to comply with clinical trial protocols due to quarantines impeding patient movement or interrupting operations at sites, restrictions on travel and, most recently, inadequate staffing at clinical sites, supply chain-related delays, and materials shortages. Throughout the United States, Europe and Asia, newly initiated sites have taken longer than expected to become fully operational and begin enrolling patients. We have taken several steps to mitigate these actual and potential delays, including increasing the number of clinical sites from 50 to up to approximately 85, increasing the number of additional countries, both in Europe and Asia, in which sites were or will be initiated, allocating additional resources, including additional CROs and internal personnel, to the REGAL study, and making certain changes to the protocol for the study. We are continuing to monitor each clinical site through our CROs as well as conducting direct outreach to investigators and study staff through site visits, investigator meetings and other modes of communication. Under our current planning assumptions, which take into account our best estimates of potential delays due to COVID-19, we believe that we will complete enrollment for the REGAL study in late 2022 or early in the first quarter of 2023. The protocol specifies that the study will have a planned interim safety and futility analysis after 80 events (deaths). In addition, the charter for the Independent Data Monitoring Committee, or IDMC, for the REGAL study provides that the IDMC will conduct safety and efficacy analyses at earlier points in the clinical trial. Based upon these current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 80 events per the protocol will occur by the end of the first half of 2023, provided that our assumptions regarding the impact of COVID-19 on the operations of our clinical sites as well as the duration of the pandemic remain unchanged. Because this analysis is event driven, it may become available at different times than currently expected.

The key features and schema of this study are shown in the following graphic:

Target Population and Inclusion Criteria

N = 116
Patients >18 years old

Stratification axes:
- CR2 vs CRp2 status
- Cytogenetics risk category
- Duration of CR1 (12 months)
- MRD status

CR2/CRp2 AML Patients post-2L therapy (excluding agents for targeted molecular aberrations)[1]

Ineligible/unable to undergo imminent Allogeneic Stem Cell Transplant (ASCT)

Global Study: approximately 85 clinical sites

Treatment: Open Label; Randomised Multi-center Phase 3 Trial

R
1:1

Cohort 1

GPS: 800 µg of peptide mixture; 200 µg of each peptide/dose

Administration Schedule: 1 year

0 2 4 6 8 10 14 18 22 26 30 34 40 46 52

Cohort 2

Best Available Therapy (BAT)

Clinician's choice of 4 regimens (Observation; HMAs and/or Ventoclax and/or Low-dose Ara-C

Endpoints and Interim Analysis

Primary Endpoint: Overall Survival
- At least **90% powered**
- Assumed Hazard Ratio (HR) of 0.52 based on a **median OS of 10.0 months (GPS) vs 5.4 months (BAT)**
- To declare statistical significance: either a **HR of <0.60 at interim analysis, or a HR of <0.675 at final analysis**

Interim Analysis: SAP provides for planned interim safety and futility analysis after first **80 events**

U.S. & Global Lead

Hagop Kantarjian, MD
Distinguished Professor
Head, Dept. of Leukemia
M.D. Anderson Cancer Center
Houston, Texas

Notes: 1. Excluding agents that should be continued in the maintenance setting after achievement of CR2 with usage of 2L regimens containing such agents (e.g. FLT3 inhibitors); CRp2: CR2 with incomplete platelet recovery, i.e., platelet count of $\geq 60 \times 10^9$/L (as defined for this study); PB: peripheral blood; BM: bone marrow.

Expanded Access Program

At the request of several investigators, we are planning to institute an Expanded Access Program that would allow qualified physicians who desire to treat with AML patients who do not meet currently required study entry criteria for the ongoing REGAL trial with GPS. This access will be provided on a case by case basis to patients in the U.S. and, potentially, Germany. Patients treated under the Expanded Access Program will not be considered participants in the REGAL study. We expect the program to commence in the second quarter of 2022.

It is expected that the physician selected patients will be patients in CR1 who underwent a bone marrow transplant while being positive for the minimal residual disease (MRD+). The most common cause of early mortality in AML patients in CR1 is relapse. There is a high relapse rate among transplanted AML patients who enter a transplant in CR1, especially among those who are MRD+. Approximately 30% of those patients relapse within 6 months post-transplant, and approximately 35% within 8 months post-transplant, eventually reaching approximately 50% of patients by year 2 post-transplant.

At this time, there is no standard of care for maintenance after the transplant. Most antileukemic agents have a severe myelosuppressive effect and, as such, would be counter-productive in the post-transplant setting as they could delay engraftment resulting in both increased toxicity and lower efficacy (due to limiting graft versus leukemia effect). Attempts at maintenance with less myelosuppressive agents have a questionable track record. HMAs, the most studied class of drugs in this setting, have failed to show any benefit in a controlled clinical trial, while increasing toxicity. Molecularly targeted therapies (FLT3-ITD, IDH1m and IDH2m) appear to have more potential in the transplant setting but require the presence of targetable mutations. Therefore, a non-myelosuppressive immunotherapy that does not depend on targetable mutations may be an important advancement in an area of high unmet medical need.

In our Phase 2 study of GPS in AML CR1 patients, GPS has shown activity (as assessed by median leukemia free survival and median overall survival since the time of initial diagnosis versus historical controls) in these patients after standard induction chemotherapy, as well as one to four post-CR1 cycles of administration of further ‘consolidation’ chemotherapeutic regimen, after the completion of which they received GPS as ‘maintenance’. We believe that there is theoretical rationale for cytocidal activity by CTLs after GPS therapy against leukemic stem cells as well, which are especially resistant to either chemotherapy or HMAs.

Phase 1 clinical trial of 3D189 in China

In January 2022, an IND application to initiate the first clinical trial in China for 3D189 (GPS) was accepted by China’s National Medical Products Administration, or NMPA. The IND, for a small Phase I clinical trial investigating safety, was submitted by our partner in China, 3D Medicines Inc., or 3D Medicines. 3D Medicines expects to initiate this Phase 1 clinical trial by mid-2022 and will be responsible for all expenses related to executing the trial in China. On March 30, 2022, the IND was approved by the NMPA triggering a $1.0 million milestone payment to the Company which is expected to be received in the second quarter of 2022. The current clinical development plan provides for initiation of a Phase II clinical trial following receipt of satisfactory safety data from the Phase I study; the initiation of the Phase II study will also trigger a milestone payment to us which we expect to receive by the end of 2022.

Potential for GPS Monotherapy in Post-Transplant Patients

In June 2021, a peer-reviewed article was published in the journal, Bone Marrow Transplantation, which included a comprehensive retrospective analysis of survival outcomes in 4,280 AML patients treated in more than 450 blood and marrow transplant centers worldwide between 2007 and 2015. The analysis demonstrates the high unmet medical need to extend survival in AML patients. The published analysis shows that even among patients eligible to receive a bone marrow transplant, considered to be the only potential curative therapy in AML, less than half of the patients are alive five years after initial diagnosis. The analysis highlights the importance of the presence of MRD, with patients who harbored MRD at the time of transplant having only 34%-37% probability of surviving five years. In our completed Phase 2 study of AML CR1 patients, OS for patients treated with GPS was 48.5 months from the time of enrollment in the study (67.6 months from initial AML diagnosis). The retrospective analysis of the pooled outcomes for AML patients who underwent a transplant in the article published in Bone Marrow Transplantation indicates that the median OS from the time of transplant is approximately 26 months. We believe that there is strong scientific rationale for consideration of a study in the post-transplantation setting and we are exploring the feasibility of such a clinical trial.

GPS Combination Therapy with Checkpoint Inhibitors

Phase 1/2 Clinical Trial of GPS in Combination with Pembrolizumab

Given the potential immunobiologic and pharmacodynamic synergy between GPS and an immune check-point inhibitor (e.g., PD1 blocker), we entered into a Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada), to assess the efficacy and safety of GPS in combination with Merck’s anti-PD-1 therapy pembrolizumab with exploratory long-term follow-up for OS and safety. In December 2018, we, in collaboration with Merck, initiated a Phase 1/2 open-label, non-comparative, multicenter, multi-arm clinical trial of GPS in combination with pembrolizumab in patients with WT1-positive advanced cancers, including both hematologic malignancies and solid tumors. The purpose of the study is to determine if the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect. The negative influence of TME factors on the immune response is predicted to be mitigated by PD1 inhibition (by pembrolizumab), thus allowing the patients’ own immune cells to invade and destroy cancerous growth deposits specifically sensitized against WT1 (by concomitantly-administered GPS). The endpoints of the study include safety, immunobiological response, overall response rate (as measured by “response evaluation criteria in solid tumors”, or RECIST), progression free survival and overall survival and other analyses of interest. We, together with Merck, have determined to focus on 2nd or 3rd line WT1(+) relapsed or refractory ovarian metastatic cancer as the primary indication for the study.

Ovarian cancer represents an intriguing opportunity to study both the clinical and immunologic effects of GPS in this solid tumor. Additionally, therapeutic targeting of WT1 through immune pathways has largely not been pursued by others to date for this indication and ovarian cancer remains “incurable” once it advances and becomes disseminated, even in the face of significant advances in the field. Ovarian cancer was chosen as a target indication for the following reasons:

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
•preliminary evidence, in a previous study of GPS with nivolumab in ovarian cancer, that WT1 expression may be linked to prognosis in ovarian cancer and that it may play an anti-apoptotic role in ovarian cancer cell lines;
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

Epithelial cancer of the ovary, or ovarian cancer, is a relatively common gynecologic cancer that develops insidiously, and hence is associated with vague or no symptoms that would urge patients to seek medical attention. Not surprisingly, most women with ovarian cancer present with advanced (at least locally or regionally, and often systemically spread) disease. Ovarian cancer is managed with initial surgical resection followed by platinum-based chemotherapy. During the past decade, incremental advances in chemotherapy, and the introduction of targeted therapies (such as poly-ADP-ribose polymerase inhibitors and several others) and specially formulated compounds (such as liposomal anthracyclines) have resulted in improved survival and in more effective treatment of relapsed disease. In addition, a better understanding of genetic risk factors, along with aggressive screening, has permitted a tailored approach to preventive strategies, such as bilateral salpingo-oophorectomy in selected women along in specific patient populations genetically predisposed to this cancer (such as those harboring genetic alterations of the BRCA gene family). Although a complete clinical remission following initial chemotherapy can be anticipated for many patients, a review of “second-look” laparotomy, when it was often performed as a matter of routine care, indicates that less than 50% of patients are actually free of disease. Furthermore, nearly half of patients with a negative “second-look” procedure relapse and require additional treatment. Many patients will achieve a CR2 clinical response with additional chemotherapy. However, almost all patients will relapse after a short remission interval of nine to 11 months, with median overall survival of nine to 12 months. Effective strategies, such as introduction of novel immunotherapies, to prolong remission or to prevent relapse are required, as subsequent remissions are of progressively shorter duration until chemotherapy resistance broadly develops, leading to eventual disease-related demise.

In December 2020, we announced that the first set of evaluable patients (n = 8) in the study, diagnosed with metastatic ovarian cancer, demonstrated a disease control rate, or DCR, which is the sum of overall response rate and rate of stable disease, of 87.5% with a median follow-up of 9.4 weeks. At the first assessment time-point of 6 weeks post-therapy initiation, 100% of the patients were free of disease progression. Using a validated immunohistochemistry (IHC) assay during the screening period, the rate of WT1 positivity in this ovarian cancer patient population was approximately 70%. Six of the eight evaluable patients are continuing to receive GPS plus pembrolizumab.

In June 2021, we reported data and immune response profiles for 11 evaluable patients. The 11 patients had each received at least three GPS doses, the last of which was combined with pembrolizumab, and were evaluated for clinical responses; three of the 11 patients were also evaluated for immune responses. Of the 11 patients, 66.7% were refractory to or had failed their second-line therapies and 33.3% failed third-line or later therapy. All 11 patients were resistant to the standard of care platinum-based therapy. The DCR for the 11 patients was 63.6% at a median follow-up of 15.4 weeks, with median PFS at the time of follow-up analysis of 11.8 weeks. The landmark PFS rate by log-rank analysis at six months (26 weeks) was 33%. The rate of WT1 positivity, measured using the IHC assay, was 63.6%. The safety profile of the GPS-pembrolizumab combination was similar to that seen with pembrolizumab alone, with the addition of only low-grade, temporary local reactions at the GPS injection site, consistent with previously performed clinical studies with GPS. In addition, we also reported immunobiological data. CD8+ and CD4+ T-lymphocytes were isolated from peripheral blood mononuclear cells from three patients from whom samples had been collected both at baseline and at the time of the sixth GPS dose (i.e., 18 weeks after starting investigational therapy). The T-cells were assayed ex-vivo for immune responses against the pool of the four peptides that comprise GPS using the validated assay intracellular cytokine staining with fluorescence-activated single cell sorting (ICS-FACS) (Scorpion Biological Services, San Antonio, Texas), with appropriate positive and negative controls.

A total of five cytokine “channels” were used for the analysis (i.e., interferon-g, TNF-a, interleukin-2, CD107a and MIP-1b). The peptide re-challenge incubation period was seven days. At the 18-week time point versus pre-vaccination baseline, the assay demonstrated a relative increase in WT1-specific T-lymphocyte frequencies in peripheral blood averaging +242 percent (range: +104 to +385 percent across five cytokines) for CD8+ and +80.5 percent (range: +1 to +174 percent) for CD4+. There was also evidence of polyfunctional T-cell activation (increases in secretion of >2 cytokines) in two out of three patients (66 percent).

On February 1, 2022, we announced the completion of enrollment in the study. The total expected enrolled and evaluable number of patients is 17. Data from 15 patients is expected to be examined by mid-2022, with final data analysis for all evaluable patients expected by the end of 2022. We and Merck will jointly perform applicable analyses of the study, including survival, immune-biological and any other analyses of interest, to assess the safety and efficacy profile of the combination of GPS and pembrolizumab in this metastatic ovarian cancer indication.

GPS Combination Therapy with Nivolumab for MPM

A single-center, open-label, single-arm, non-randomized investigator-sponsored Phase 1 trial of concomitant administration of GPS in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®) was initiated in February 2020 at MSK in patients with MPM who have previously received treatment with pemetrexed-based chemotherapy and have measurable disease on imaging, either due to residual disease after prior treatment or recurrent disease. We are providing GPS and BMS is providing nivolumab for this study.

The principal investigator for the study is Dr. Marjorie G. Zauderer, MD, Co-Director, Mesothelioma Program and Associate Attending Physician in the Thoracic Oncology Service, Department of Medicine at MSK. The IST is planned to accrue a minimum of 10 patients. The purpose of the trial is to determine if the administration of GPS in combination with nivolumab has the potential to demonstrate antitumor immune responses and meaningful clinical activity in the presence of macroscopic disease in MPM patients. The study will also investigate the tolerability of the combination, evaluate the immunogenicity of the two agents administered together, by CD4+ and CD8+ T-lymphocytes (both peripherally and at the tumor site), and gauge the degree of clinical benefit by assessment of the overall response rate with the combination in comparison with that reported with nivolumab alone in historical comparable patient populations.

With approximately 3,300 cases in the United States each year, accompanied by a rising incidence in developing countries, MPM is notoriously difficult to treat and can lead to poor clinical outcomes with respect to both overall survival and progression-free survival, especially for those patients with the sarcomatoid variant who show a median overall survival of approximately 4.0 to 5.0 months. In relapsed and refractory patients who progressed after the first line standard of care pemetrexed, a similar patient population to that in the GPS nivolumab combination trial, the common treatment regimen is vinorelbine and overall survival in those patients is reported to be between 4.5 and 6.2 months. In patients treated with other chemotherapy regimens, such as carboplatin and irinotecan, median overall survival is reported to be approximately 7.0 months.

In a randomized, controlled, blinded Phase 2 clinical trial in MPM patients completed in 2017, GPS monotherapy given as maintenance after first line tumor-debulking multimodality treatment demonstrated meaningful clinical activity with median survival of 22.8 months vs. 18.3 months in the control group (N=41) and with associated sustained immune responses (both CD4+ and CD8+) against the WT1 antigen while adverse events were mainly comprised of low grade reactions at the site of the injection. See GPS Monotherapy: Completed Clinical Trials in Other Indications.

The key features and schema of the study are shown in the Figure below:

In December 2020, we announced that the first set of evaluable patients (n = 3) had a median PFS of at least 10 weeks since therapy initiation. In primary refractory MPM patients, any prolongation of progression-free interval greater than 8 weeks would be considered clinically meaningful, considering the current lack of effective therapies. All patients had the epithelioid variant of MPM, a tumor which is universally expressing WT1. GPS was found to be appropriately immunogenic, leading to the emergence of antigen (WT1)-specific CD4+ T-memory cell responses at three months post-therapy initiation. In June 2021, we reported updated clinical data for four evaluable patients, all of whom had the MPM epithelioid and/or sarcomatoid variant and all of whom had received and progressed with, or are refractory to, frontline pemetrexed-based chemotherapy. Average overall survival (OS) was 35.3 + 24.0 weeks with a median OS of 35.4 weeks, while average progression-free survival (PFS) was 8.8 + 4.2 weeks with a median PFS of seven weeks, both at a median follow-up of 35.4 weeks. The safety profile of the GPS-nivolumab combination was similar to that seen with nivolumab alone, with the addition of only low-grade, temporary local reactions at the GPS injection site, consistent with previously performed clinical studies with GPS.

Additional MPM patients are currently being enrolled; completion of study enrollment (target total n = 10) is expected during the second half of 2022. We expect to report additional clinical and immune response data in the first half of 2022, including, potentially, an assessment of CD8+ and CD4+ T-cell responses to the WT1 peptide pool in the GPS mixture, as well as epitope spreading (ES) by testing for antibody presence (IgG’s) directed specifically against the full-length WT1 protein (intra-antigenic ES) and IgG’s presence against other key oncofetal antigens expressed in MPM (inter-antigenic epitope spreading).

GPS Monotherapy: Completed Clinical Trials in Other Indications

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

Multiple Myeloma (MM)

MM is a cancer formed by malignant plasma cells, and its cause is unknown. The overgrowth of plasma cells in the bone marrow crowds out normal blood-forming cells, causing low blood counts and anemia (a shortage of red blood cells). MM can also cause a shortage of platelets (cells responsible for normal blood clotting) and lead to increased bleeding and bruising, along with problems fighting infections due to low white cell counts and/or lower levels of infection-fighting antibodies. MM causes a host of organ problems and symptoms, including fatigue, bone pain, fractures, circulatory problems (in small vessels of the brain, eye retina, heart, bowel, etc.) and kidney failure. Treatment for MM includes chemotherapy, glucocorticoids, drugs that modulate the immune system (immunomodulatory drugs, or IMiDs), proteasome inhibitors, histone deaceylase inhibitors, targeted monoclonal antibodies, radiation and autologous stem cell transplants, or ASCTs. The prognosis in MM is highly variable and depends on numerous risk factors, some related to the biology of the disease, others to the host (e.g., age and functional status). Consequently, median survival can vary from up to at least 15 years in non-high-risk patients who achieve complete remission, as defined by the International Myeloma Working Group, or IMWG, criteria, to approximately three years (from time of initial treatment) in patients with MM who achieve less than partial response, or PR, after ASCT. There are patients with MM who fare even more poorly than described above. For example, those in the immediately aforementioned group who also have high-risk cytogenetics at baseline may survive on average less than three years. Similarly, patients who are ineligible for ASCT and are managed only with chemotherapy and long-term IMiD maintenance (with up to nine cycles of lenalidomide) who also achieve less than complete remission and remain MRD-positive demonstrate a three-year OS rate of only about 55%; these landmark three-year OS rates decrease by approximately 40 to 50% in patients who also have high-risk cytogenetics at baseline. Despite significant therapeutic advances in the management of MM, the prognosis of patients with high-risk cytogenetics at the time of diagnosis remains quite poor, even when they successfully complete an ASCT, particularly if such patients continue to have evidence of MRD.

We have reported comprehensive final data from a Phase 2 study for GPS in 19 patients with MM. All non-progression events were confirmed and remained ongoing as of the time of the latest presentation (median follow-up at 20 months for survivors). The data indicate promising clinical activity among MM patients with high-risk cytogenetics at initial diagnosis who also remain MRD(+) after successful frontline therapy (induction regimen followed by ASCT). This subgroup of MM patients, when serially assessed per IMWG criteria, typically relapse/progress within 12 to 14 months after ASCT, even when they receive maintenance therapy with IMiDs such as thalidomide or proteasome inhibitors such as bortezomib - 18 of the 19 patients received lenalidomide maintenance starting after the first three GPS administrations following ASCT; the remaining single patient received bortezomib under the same schedule. All patients had evidence of at least MRD (MRD+) after ASCT, while 15 of the 19 also had high-risk cytogenetics at diagnosis. Combined, these characteristics typically result in low PFS rates that do not exceed 12 to 14 months following ASCT, even while on maintenance therapy with IMiDs or proteasome inhibitors, which are the current standards of care. At June 2017, median PFS with GPS was 23.6 months, while median OS had not been reached. Our results compare favorably with an unmatched cohort of broadly comparable MM patients with high-risk cytogenetics published by the Spanish PETHEMA group from the PETHEMA Network No. 2005-001110-41 trial. Our GPS therapy demonstrated a 1.87-fold increase in median PFS, as well as a 1.34-fold increase in the PFS rate at 18 months compared to the aforementioned historical cohort, which included MM patients with high-risk cytogenetics and MRD(+) post-ASCT and on continuous intensive maintenance with thalidomide +/- bortezomib. The safety profile was devoid of grade 3/4/5 treatment-related adverse events. Immune response data showed that up to 91% of patients had successfully developed T-cell (CD8 or CD4) reactivity to any of the four peptides within the GPS mixture, while up to 64% of patients demonstrated immune response positivity (CD4/CD8) against more than one WT1 peptide (multivalent responses). Moreover, multifunctional cross-epitope T-cell reactivity was observed in 75% of patients to antigenic epitopes against which hosts were not specifically immunized, in a pattern akin to epitope spreading. Further, a distinctive link was shown between the evolution of immune responses and changes in clinical response status (achievement of CR/very good partial response clinical status per IMWG criteria) over time following treatment with GPS, with each patient being used as his or her own control for each longitudinal comparison. This association has not been previously described for a peptide vaccine in MM. We believe that these results offer mechanistic underpinnings for immune activation against WT1 in patients with aggressive, high-risk MM, and support the potential antimyeloma activity of GPS.

GPS Combination Therapy: Completed Clinical Trial in Ovarian Cancer

GPS was studied in combination with nivolumab in an open-label, non-randomized Phase 1/pilot clinical trial, which was independently sponsored by MSK. The aim of the study was to evaluate the safety and efficacy of this combination in patients with WT1-expressing (WT1+) recurrent ovarian, fallopian tube or primary peritoneal cancer who were in second or greater clinical remission (after their successful first or subsequent “salvage” therapy). Eligible patients were devoid of macroscopic residual or recurrent disease, i.e., were free of locally or distantly metastatic deposits detectable by imaging modalities (CT, MRI and/or PET scan). This Phase 1/pilot clinical trial enrolled 11 patients with recurrent ovarian cancer who were in second or greater clinical remission at MSK, of whom 10 were evaluable. Patients enrolled in the clinical trial received the combination therapy during the clinical trial’s 14-week treatment period. Individuals who had not progressed by the end of this period also received a maintenance course of GPS. In this study, treatment was continued until disease progression or toxicity. Information on the primary endpoint of this clinical trial, which was the safety of repeated GPS administrations, for a total of six doses, in combination with seven infusions of nivolumab was presented at the American Society of Clinical Oncology, or ASCO, 2018 annual meeting (O’Cearbhaill RE, et al). The secondary endpoint of the study was immune response, and the exploratory endpoints included landmark one-year PFS rate compared to historical controls and correlative analyses between clinical and immune responses. Exploratory efficacy interim data from this pilot trial showed that GPS, when combined with a PD-1 inhibitor, in this case nivolumab, demonstrated PFS of 64% at one year in an intent to treat the group of 11 evaluable patients with WT1+ ovarian cancer in second or greater remission. Among patients who received at least three doses of GPS in combination with nivolumab, PFS at one year was 70% (7/10). The historical rates with best standard treatment do not exceed 50% in this disease setting. The most common adverse events were Grade 1 or 2, including fatigue and injection site reactions. Dose limiting toxicity was observed in one patient, following the second dose of the combination. No additional adverse event burden was observed for the combination as compared to nivolumab monotherapy. The combination induced a high frequency of T- and B-cell immune responses.

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

GPS Regulatory and Manufacturing

We have received approvals from the regulatory authorities in the United States, France, Germany, Greece, Poland, Hungary and Taiwan to commence enrollment in our Phase 3 REGAL study in those countries. We expect to obtain regulatory approvals from additional countries in the first half of 2022.

In August 2021, we manufactured the second of three registration batches of GPS which will be required for a BLA for GPS assuming positive data from the REGAL study. This additional batch will be used in our GPS clinical programs and for clinical supply to 3D Medicines under the license agreement for development and, potentially, commercialization in Greater China.

During the first half of 2021, the drug product manufacturing process for GPS was successfully transferred to a new CMO, Lyophilization Services of New England, Inc., or LSNE. LSNE manufactured a new regulatory standard drug product batch which entailed further process improvements which were agreed upon by the FDA. The new manufacturing batch met all the release criteria and, to date, has shown favorable stability data on already known long-term conditions (-20°C) as well as newly accelerated conditions (5°C and 25°C). Both long-term and accelerated stability data are monitored to confirm that all drug product parameters are within the acceptance criteria and this optimized batch, based on the data to date, may ultimately allow for GPS to be stored in 5°C to 25°C conditions versus -20°C. This favorable outcome would be more optimal for supply chain and logistical reasons.

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

Nelipepimut-S

Our other cancer immunotherapy product, NPS, targets HER2 expressing cancers. The historical development program for NPS has primarily targeted patients in the adjuvant, or after-surgery, setting who have relatively healthy immune systems but may still have residual disease.

NPS is the immunodominant nonapeptide derived from the extracellular domain of the HER2 protein, a well-established and validated target for therapeutic intervention in breast and gastric carcinomas. The NPS vaccine is combined with GM-CSF (Sargramostim) for injection in between the layers of the skin epidermis, i.e., intradermal administration. Data has shown that an increased presence of circulating tumor cells, or CTCs, may predict reduced DFS, and OS, suggesting a presence of isolated micrometastases, not detectable clinically, but, over time, can lead to recurrence of cancer, most often in distant sites. After binding to the specific HLA molecules on antigen presenting cells, the NPS sequence stimulates specific CTLs, causing significant clonal expansion. These activated CTLs recognize, neutralize and destroy, through cell lysis, HER2 expressing cancer cells, including occult cancer cells and micrometastatic foci. This immune response can also generate CTLs to other immunogenic peptides through inter- and intra-antigenic epitope spreading.

We have previously reported data for NPS in two different types of breast cancer:

•In 2018 and 2019, we announced positive data for a subset of patients with TNBC from the prospective, randomized, single-blinded, controlled Phase 2b IST clinical trial of trastuzumab +/- NPS in HER2 1+/2+ breast cancer patients in the adjuvant setting to prevent recurrences showing a clinically and statistically significant improvement in the DFS rate for the TNBC cohort at 24 months of 92.6% for patients treated with NPS plus trastuzumab compared to 70.2% for those treated with trastuzumab alone. In early 2020, based upon FDA feedback and on the totality of clinical, safety and translational NPS data to date, we finalized the design and plan for a Phase 3 registration-enabling study of NPS in combination with trastuzumab for the treatment of patients with TNBC in the adjuvant setting after standard treatment.
•In March 2020, we reported preliminary antigen-specific immune response data from a Phase 2 IST of NPS in combination with GM-CSF which evaluated women diagnosed with, ductal carcinoma in situ of the breast, or DCIS, who are HLA-A2+ or A3+ positive, who express HER2 at IHC 1+, 2+, or 3+ levels, and who are pre- or post-menopausal. The trial had an immunological (rather than clinical) endpoint evaluating NPS peptide-specific CTL (CTL; CD8+ T-cell) response in vaccinated patients. The relative frequency of NPS-specific CD8 CTLs as a percentage (NPS-CTL%) was twice as large in the NPS-treated patients. The mean difference in NPS-CTL% increase between the active and control groups was +0.10% vs +0.05%. The relative magnitude of change in NPS-CTL% mean values in NPS-treated patients over time was an 11-fold increase, from 0.01% at baseline to 0.11% after surgery, indicating a continued antigen-specific T-cell response post-NPS vaccination. The overall adverse event profile was consistent with previous safety data.

Since 2018, we have conducted an extensive global out-licensing effort for NPS to find an interested party to fund and conduct the future clinical development of NPS in order to maximize the potential of the program, with a focus on further development of NPS for breast cancer, specifically TNBC. We do not currently plan to conduct and fund a Phase 3 program for NPS for the TNBC indication on our own. As part of our out-licensing efforts, we engaged numerous outside advisors who assisted us in specifically targeting over 100 pharmaceutical and biotechnology companies in the United States, Europe and Asia with research and development programs in breast cancer as well as those companies developing biosimilars of trastuzumab and companies developing immunotherapies. During this period through the end of 2021, we met with several companies who engaged in varying degrees of due diligence and negotiation, but we were ultimately unable to agree upon terms favorable to the Company which we believed were commensurate with the value of NPS. We believe that the reason for our inability to agree upon terms which we believe are commensurate with the value of the asset was due to the changing market for breast cancer therapies, the scope, cost and timeline for a Phase 3 trial which would satisfy regulatory requirements for the TNBC indication and the failure, in 2016, of the Phase 3 clinical trial of monotherapy NPS in breast cancer. At this point in time, we have concluded that continued efforts to outlicense NPS for further development for breast cancer are unlikely to result in a licensing transaction. As we continue our out-licensing strategy, we are now focusing on the potential for NPS in other cancer indications.

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

The Phase 1/2 clinical trial was designed to explore the combination of GPS plus pembrolizumab in patients with WT1+ relapsed or refractory tumors in both solid tumor and hematological cancer indications and to assess the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations. This trial was initiated in December 2018. In 2020, we, together with Merck determined to focus on ovarian cancer (second or third line). We reported updated clinical and initial immune response data from this study in June 2021. In February 2022 we reported that we had completed enrollment of 17 evaluable patients in this study. Data from 15 of the 17 evaluable patients is expected to be examined by mid-2022, with final data analysis for all evaluable patients expected by the end of 2022.

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

Under the 3DMed License Agreement, we achieved regulatory milestones relating to agreement upon and completion of a technology transfer plan in March 2021 and June 2021, respectively, for $1 million each.

In January 2022, we announced that an IND application filed by 3D Medicines to initiate the first clinical trial in China for 3D189, also known as GPS, has been accepted by China’s National Medical Products Administration (“NMPA”). On March 30, 2022, the IND was approved by the NMPA triggering a $1.0 million milestone payment to the Company which is expected to be received in the second quarter of 2022. The IND is for a small Phase I clinical trial investigating safety.

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

Our patent portfolio includes the following:

Patents and patent applications covering GPS and WT1-targeting peptides:

•Patent application co-owned by us and MSK:
◦Applications in the United States, Australia, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico and Russia covering a heptavalent (7-peptide) immunotherapy composition and methods of use for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, which are pending and, if granted, are expected to expire in 2040.
•Patents and patent applications in-licensed from MSK:
◦Composition-of-matter patents covering the WT1-A1 peptide of GPS which have issued in the United States, Canada, Australia, and several countries of the European Union, and which are expected to expire in the United States in 2026 and elsewhere in 2024;
◦Composition-of-matter patents covering the WT1-427 long and WT1-331 long peptides of GPS issued in the United States, which is expected to expire in 2031, and patents covering the methods of use in the United States, and which are expected to expire in 2026; and a patent application covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide, and which, if granted, is expected to expire in 2026;

◦Composition-of-matter patents covering the WT1-427 long peptide of GPS and WT1-331 long peptide of GPS, and methods of use, which have issued in Australia and several countries of the European Union, and which are expected to expire in 2026;
◦Composition-of-matter patent covering the WT1-427 long peptide of GPS and method of use, which has issued in Canada, and which is expected to expire in 2026, and composition of matter patent application covering the WT1-331 long peptide of GPS and method of use, which is pending in Canada and which, if granted, is expected to expire in 2026;
◦Composition-of-matter patent covering a WT1-specific peptide issued in the United States, which is expected to expire in 2026;
◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS in the United States which is expected to expire in 2033; and patent application covering the WT1-122A1 long peptide of GPS and methods of use in the United States, and which if granted, is expected to expire in 2027;
◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS and methods of use in several countries of the European Union, which is expected to expire in 2027, and patent applications covering the WT1-122A1 long peptide of GPS and methods of use pending in the European Union and Canada, and which if granted, are expected to expire in 2027;
◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in the United States, Australia, China, several countries of the European Union, and Japan, which are expected to expire in 2034, and patent applications covering certain WT1-targeting peptides and methods of use pending in the United States, Australia, European Union, Canada, China, Hong Kong, and Japan, and which, if granted, are expected to expire in 2034;
◦Patents covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with anti-PD-1 antibody checkpoint inhibitors in the United States and Japan, and which are expected to expire in 2037 and 2036, respectively; and
◦Patent applications covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with immune checkpoint inhibitors in the United States, Australia, Canada, China, Hong Kong, European Union, South Korea, and Japan, and which if granted, are expected to expire in 2036.

Patents and patent applications covering NPS:

•Patent applications owned by us:
◦Patent applications in the United States, Australia, Canada, China, Europe, Israel, South Korea, Mexico and Russia covering treatment of TNBC using a combination of NPS and trastuzumab, and which, if granted, are expected to expire in 2039.
•Patents and patent applications in-licensed from HJF:
◦Composition-of-matter patent covering modified NPS peptides, and method patent covering method of their production, and which issued in the United States which are expected to expire in 2025 and 2024, respectively; and patent application pending in the United States covering modified NPS peptides and methods of use, and which, if granted, is expected to expire in 2023;
◦Patents covering treatment of cancer expressing HER2/neu using a combination of NPS and trastuzumab, which have issued in the United States and Australia, and which are expected to expire in 2026; and

◦Patents covering a method of inducing protective or therapeutic immunity against breast cancer having low/intermediate HER2 expression, which have issued in the United States, Australia, Canada, certain countries in the European Union, Japan, South Korea, and Mexico, and which are expected to expire in 2028; and patent applications covering a method of inducing protective or therapeutic immunity against breast cancer having low/intermediate HER2/neu expression pending in the United States, China, European Union, Hong Kong, Japan, and South Korea, and which, if granted, are expected to expire in 2028.

Competition

Cancer immunotherapy has become a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. Generally, our principal competitors in the cancer immunotherapy market comprise both companies with currently approved products for various indications, such as manufacturers of approved cancer immunotherapy products and companies currently engaged in clinical development of such products. Generally, the classes of these products include checkpoint inhibitors, bispecific antibodies, chimeric antigen receptor-engineered T-cell, or CAR-T, and NK-cell and T-cell receptor-engineered T-cell therapies, as well as interleukins, cytokines and tumor microenvironment inflammasome modulators. The large and medium-size competitors who have successfully obtained approval for cancer immunotherapy products include Bristol-Myers Squib Company, or BMS, Merck & Co., Inc., Genentech, Inc. (a subsidiary of Roche Holding AG), AstraZeneca PLC, Johnson & Johnson/Janssen Pharmaceuticals, Amgen, Novartis, Gilead Sciences, Inc. and Pfizer, Inc. Most of these companies, either alone or together with their collaborative partners, have substantially greater resources than we do.

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and maintain market share. Principal competitors for our AML indication broadly include both companies with currently approved products in AML, such as AbbVie/Genentech (the holders of rights to VENCLEXTA), Servier (the holder of U.S. rights to TIBSOVO), Novartis AG (the holder of rights to RYDAPT), Astellas Pharmaceuticals (the holder of rights to XOSPATA), BMS (the holder of rights to ONUREG/VIDAZA and IDHIFA), Otsuka Pharmaceutical Co., Ltd. (the holder of rights to DACOGEN), among others, as well as those with front-line chemotherapy drugs and maintenance therapies such as Jazz Pharmaceuticals, Inc. (the holder of rights to VYXEOS), Pfizer, Inc. (the holder of rights to MYLOTARG and DAURISMO), among others, as well as companies with drugs currently in development for AML, such as Daiichi Sankyo (the holder of rights to quizartinib/licensed in Japan under the name VANFLYTA), Karyopharm Therapeutics, Inc. (the holder of rights to XPOVIO), Pfizer, Inc./AROG Pharmaceuticals, LLC (the holders of rights to crenolanib), Novartis AG (the holder of rights to sabatolimab, or MBG453), Johnson & Johnson/Janssen Pharmaceuticals, Inc. (the holder of rights to cusatuzumab, or ARGX-110/JNJ-4550), Gilead Sciences, Inc. (the holder of rights to magrolimab, or Hu5F9 G4), Actinium Pharmaceuticals, Inc. (the holder of rights to [131]-iodine-apamistamab), Syndax (the holder of rights to SNDX-5613), Aptose Biosciences (the holder of rights to HM43239), among others. Companies currently engaged in the clinical development of AML therapies with an immunological/immuno-modulatory mechanism of action include Pfizer, Inc./EMD Serono (the holders of rights to BAVENCIO), BMS (the holder of rights to YERVOY) MacroGenics, Inc./Les Laboratoires Servier, SA (the holders of rights to flotetuzumab, or MGD006), ImmunoGen (the holder of rights to IMGN632), Celyad Oncology SA (the holder of rights to CYAD-01), Fortress Biotech, Inc, (the holder of rights to CNDO-109), Glycostem Therapeutics BV (the holder of rights to oNKord), iCell Gene Therapeutics, LLC (the holder of rights to CLL-CD33 Compound CAR T-cell), among others. Companies currently engaged in the clinical development of WT1-targeting vaccines (not specifically for AML) include Otsuka Pharmaceutical Co., Ltd. (the holder of rights to OCV-501) and Dainippon Sumitomo Pharma Co., Ltd./ Boston Biomedical, Inc. (the holder of rights to DSP-7888)/ade-gramotide/nelatimotide).

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

With regard to additional competition for NPS in the adjuvant setting for TNBC, there are several cancer vaccines in development for breast cancer, including but not limited toTPIV200, a folate receptor alpha peptide vaccine (Marker Therapeutics, Inc.), as well as two HER2-targeted vaccines: AE-37 (NuGenerex Immuno-Oncology), and GP2 (Greenwich Lifesciences, Inc.). While these development-stage product candidates are aimed at a number of different targets, and both AE-37 and GP2 have published data in the HER2-positive (IHC3+) breast cancer patient population, there is no guarantee that any of these compounds will not in the future be investigated in clinical trials in patients with low-to-intermediate (IHC1+/2+) HER2 breast cancer (including TNBC patients) and become directly competitive with NPS.

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
•approval by an IRB, or ethics committee at each clinical site before the trial is begun;
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

Human clinical trials in support of a BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent data safety monitoring board, or DSMB, organized by the clinical trial sponsor, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the NIH for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have recently begun enforcing those requirements against non-compliant clinical trial sponsors.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events, or SAEs, occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

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

Under federal law, the fee for the submission of a BLA for which clinical data is submitted and analyzed is substantial (for example, for FY2022 this application fee exceeds $3.1 million), and the sponsor of an approved BLA is also subject to an annual program fee, currently more than $360,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

The FDA reviews all BLAs submitted to determine if they are substantially complete before it accepts them for filing and may request additional information rather than accepting an BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt and must inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information requested by the agency. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once a BLA is accepted for filing, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application meets the criteria for “priority review”, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification after the BLA has been accepted for filing.

During the review process, the FDA reviews the BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refer any BLA, including applications for novel biologic candidates which present difficult questions of safety or efficacy to an advisory committee to provide clinical insight on application review questions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making final decisions on approval.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies as part of the review process and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The PREA requires a sponsor that is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early-phase clinical trials or other clinical development programs.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing its products. After the FDA evaluates a BLA and conducts inspections of the manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, information or clarification for FDA to reconsider the application. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval.

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

Fast Track, Priority Review, and Breakthrough Therapy Designations

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. A Fast Track designated product candidate may also qualify for accelerated approval (described below) or priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. We have obtained Fast Track designation for GPS in AML, MPM, and MM, and for NPS in TNBC. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing.

In addition, a sponsor may seek FDA designation of its product candidate as a Breakthrough Therapy, if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review and regulatory staff in a proactive, collaborative, cross-disciplinary review, where appropriate. A drug designated as Breakthrough Therapy is also eligible for Accelerated Approval if the relevant criteria are met.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast Track, priority review and Breakthrough Therapy designations do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or approval process.

Accelerated Approval

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when it has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug or biologic, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs and biologics for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product candidate’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the product. All promotional materials for product candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.

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

Patent Term Restoration and Reference product exclusivity for biological products

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant BLA.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The new pathway authorized under the BPCIA allows FDA to approve, under an abbreviated application, a biological product that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the follow-on biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting”, in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the FDA. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a standalone BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA.

Under the BPCIA, a reference biological product is granted twelve years of data exclusivity from the date of first licensure of the product, which means that the FDA is barred from approving biosimilar applications for 12 years after the reference biological product receives initial marketing approval. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. The manufacturer and its products are also subject to similar post-approval requirements by regulatory authorities comparable to FDA in jurisdictions outside of the United States where the products are approved. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet applicable cGMP requirements to the FDA's or comparable foreign regulatory authorities' satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic prescheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

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

In November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

The FCA imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010 (the “ACA”) requires manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the U.S. Department of Health and Human Services information related to payments or other transfers of value made by them to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers, including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, and certified nurse midwives.

The federal criminal statutes enacted under HIPAA impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

We may also be subject to analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party-payors, including private insurers, and may be broader in scope than their federal equivalents. The laws of some U.S. states and foreign jurisdictions require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers. In addition, certain state and foreign laws and regulations require disclosures to regulatory agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. Some U.S. states also require registration of pharmaceutical sales representatives.

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

General Data Protection Regulation.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The Company must comply with the GDPR in the performance of its clinical trials in the European Union, and relies on its CROs to implement appropriate safeguards and procedures relating to informed consent in order to ensure that trials are conducted in a manner consistent with the GDPR.

Coverage and Reimbursement

Sales of our products approved for marketing by the FDA and foreign regulatory authorities will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed care organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. Third-party payors are increasingly challenging drug prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

Accordingly, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or granted at all. The process for determining whether a payor will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for health care providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use.

Additionally, the United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price (“ASP”), to the DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, various legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension by Congress of the 2% cut in Medicare payments from May 1, 2020 through June 30, 2022 (a 1% sequester will apply from April 1, 2022 through June 30, 2022) due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including new requirements for (1) all manufacturers of drugs and biological products covered under Medicare Part B to report the product’s average sales price (“ASP”), to the DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties, (2) certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time, and (3) for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor and the Treasury.

In addition, the Biden Administration, has indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Any future measures will require authorization through additional legislation or regulation to become effective, and it is uncertain whether Congress or the new Biden administration will seek new legislative and/or administrative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In some foreign countries, proposed pricing for a drug must be approved before the product may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after agreement on a reimbursement price has been reached. Some countries may require additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicines. A member state may approve a specific price for the product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own drug prices but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be priced significantly lower.

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

Under the EU’s new Clinical Trials Regulation, which took effect in January 2022, there will be a centralized application procedure where one EU Member State’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II, which contains the national and patient-level documentation, will be assessed individually by each EU Member State. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. Other national and EU-wide regulatory requirements may also apply.

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement in Europe vary from country to country, even though there is already some degree of legal harmonization in the E. member states resulting from the national implementation of underlying EU legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements. To obtain regulatory approval of a new drug or medicinal product in the EU, a sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the EU depends on the nature of the medicinal product.

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

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products for which the centralized procedure is not obligatory: the decentralized procedure and the mutual recognition procedure, or MRP. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. The characteristic of the MRP is that the procedure builds on an already existing marketing authorization in an EU member state which is used as reference in order to obtain marketing authorizations in other EU member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the EU and subsequently marketing authorization applications are made in other EU member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states.

The MRP is based on the principle of the mutual recognition by EU member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

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

In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

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

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

FDA and other regulatory authority policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act enacted in December 2016. The next cycle of Congressional reauthorization for FDA’s prescription drug, biologic, and medical device user fee programs must be completed by mid-2022 and that periodic must-pass legislation is typically used as a vehicle to implement federal policy changes or other substantive amendments to the FDCA. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA (summarized above in the section entitled “Coverage and Reimbursement”), other legislative changes have been proposed and adopted in the United States that may affect health care expenditures. For example, the 2020 Further Consolidated Appropriations Act (P.L. 116-94) included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. The Consolidated Appropriations Act of 2021 also includes, among other things, a new requirement for patent information to be submitted to the FDA and published in a “Purple Book” that contains detailed information about each FDA-licensed biological product, analogous to the Orange Book that provides information about approved small-molecule drug products and their patent and exclusivity information under the Hatch-Waxman Amendments.

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

Corporate Information

Our principal executive offices are located at 7 Times Square, Suite 2503, New York, NY 10036, and our phone number is (646) 200-5278. Our website address is www.sellaslifesciences.com. We do not incorporate the information on our website into this annual report on Form 10-K, and you should not consider such information part of this annual report on Form 10-K.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this annual report on Form 10-K.

Risks Related to Our Financial Position and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities, have not generated any revenues to date, and have incurred significant research, development and other expenses related to our ongoing operations. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2021 and 2020, we reported a net loss of $20.7 million and $16.8 million, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $138.6 million and $117.9 million, respectively.

We do not expect to generate revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

•conduct additional clinical trials of our lead product, GPS, including the Phase 3 clinical trial evaluating GPS for AML;
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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of GPS, in particular the Phase 3 study of GPS in AML. Our existing cash will not be sufficient to complete such development activities and obtain regulatory approval for GPS and, if we receive regulatory approval for GPS, commence commercialization activities, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. If we are unable to obtain sufficient funding for our operations, we may be delayed in pursuing our development program for GPS.

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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital. Moreover, global events, such as the coronavirus pandemic and geopolitical unrest, have caused and will likely continue to cause uncertainty and volatility in the capital markets which could impact our ability to raise capital. If adequate funds are not available to us on a timely basis, we may not be able to continue as a going concern or we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or target indications, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Our cash and cash equivalents balance as of December 31, 2021 will fund our operations for less than one year.

As of December 31, 2021, we had a cash and cash equivalents balance of approximately $21.4 million. We expect our existing cash and cash equivalents balance as of December 31, 2021, will be insufficient to fund current planned operations for at least the next twelve months from the date of issuance of our consolidated financial statements for the year ended December 31, 2021, and that we will need to raise additional capital in order to continue our operations as currently planned. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2021 includes an Emphasis of Matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our securityholders may lose some or all of their investment in us.

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

The impact of Covid-19, as well as the limited number of patients who have the diseases for which our product candidates are being studied, has made it more difficult to enroll patients in our clinical trials, which could delay or prevent the start of clinical trials for our product candidates.

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

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

•disruptions caused by the global COVID-19 pandemic;
•shortages of personnel at our clinical sites;
•travel restrictions, lockdowns, and social distancing requirements as a result of COVID-19 which can adversely affect clinical site monitoring;
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

For example, we have observed that, at certain times and in certain instances, clinical site initiations and patient enrollment may have been delayed due to prioritization of hospital resources towards the COVID-19 pandemic and staff shortages at our clinical sites. Clinicians and patients may not have been able to comply with clinical trial protocols if quarantines impeded patient movement or interrupted operations at sites. Certain newly initiated sites have taken longer than expected to be fully operational. Additionally, several countries in which we currently have or plan to have clinical sites continue to impose restrictions in response to the continued surge in coronavirus cases. We believe that these factors have had and could continue to have an impact on the projected timelines for enrollment of patients in the REGAL study.

Moreover, the indication being studied in our Phase 3 clinical trial for GPS, i.e., patients with AML who have achieved CR2, is an orphan indication. In addition, only those CR2 patients who meet specific inclusion criteria are eligible to participate in the study. Primary entry restrictions include demonstrating adequate hematologic recovery, not being candidates for bone marrow transplants and not being eligible for treatments targeted at certain mutations common in significant proportions of AML patients. The estimated prevalence of newly diagnosed AML patients is approximately 20,000 cases in the United States annually (across all ages) with only a subset of this group having achieved CR2 and only a further subset of the CR2 subset satisfying the enrollment criteria for our AML Phase 3 clinical trial.

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

Clinical trials also require the review and oversight of an IRB. An inability or delay in obtaining IRB approval could prevent or delay the initiation and completion of clinical trials, and the FDA may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval.

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

We are conducting future studies in countries outside of the United States. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries; more stringent privacy requirements for data to be supplied to our operations in the United States, e.g., GDPR the in the European Union;
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

Global, market and economic conditions may negatively impact our business, financial condition and share price.

We face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing armed military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

The U.S., United Kingdom and EU governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations and our ability to raise capital.

Although we do not currently have any clinical study sites in Russia or Ukraine, economic, political and social conditions resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, we are currently in the process of activating clinical sites for our REGAL study in Poland, a country that borders Ukraine and is being impacted by an influx of Ukrainian refugees resulting from Russia’s invasion of Ukraine. Furthermore, we rely on suppliers in the EU. To the extent the conflict between Ukraine and Russia adversely impacts the ability of our suppliers to distribute the supplies we need for our clinical trials, or such distribution cannot be done on a timely basis, the timing for completing our clinical trials may be adversely impacted.

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
•we may be required to change or the healthcare setting in which the way the product is administered;
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

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to our product candidates. If such safety problems occur or are identified after our product candidates reaches the market, the FDA may require that we amend the labeling of the product or recall the product, or may even withdraw approval for the product, any of which could subject us to substantial product liability claims and related litigation.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion and available resources of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drug Products. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug Product if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have received Orphan Drug Product designations from the FDA for GPS in AML, MPM and MM as well as Orphan Medicinal Product designations from the EMA for GPS in AML, MPM and MM. Although we have received Orphan Drug Product designation for GPS, there is no guarantee that any of these indications for GPS will be successfully approved by the FDA or the EMA, that GPS will be commercially successful in the marketplace, or that another product will not be approved for the same indication ahead of our product candidate.

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

Any regulatory approvals we receive for any of our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials. In addition. Any such regulatory approvals would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our contract manufacturing organizations, or CMOs, and CROs for any post-approval clinical trials that we may conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

In addition, manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring quality control and manufacturing procedures conform to cGMP, regulations and corresponding foreign regulatory manufacturing requirements. Accordingly, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA submission to the FDA or any other type of domestic or foreign marketing authorization application. We or our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our product candidates could suffer significant interruptions. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, any of which could significantly and adversely affect supplies of our products:

•issue Form 483 notices of observations, warning letters or untitled letters;
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

Risks Related to Our Manufacturing

We have limited to no manufacturing or distribution capability and must rely upon third parties for such.

We currently have agreements with various third-party manufacturing facilities for production of our product candidates for research and development and testing purposes. We depend on these manufacturers to meet our deadlines, quality standards and specifications. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of our product candidates in accordance with relevant applicable regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Our reliance on third parties for the manufacture of our active pharmaceutical ingredient and drug product and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our product candidates, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail.

Our third-party manufacturers are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter are subject to ongoing inspection from time to time. Our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. If either we or our CMOs fail to comply with these requirements, our ability to develop and commercialize our product candidates could suffer significant interruptions, and we may be subject to regulatory enforcement action, including the seizure of products and shutting down of production.

Both the active pharmaceutical ingredient and drug product for our product candidates are currently single sourced. We believe these single sources are currently capable of supplying all anticipated needs of our proposed clinical studies, as well as initial commercial introduction. If we are able to commercialize our products in the future, there is no assurance that our manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP. Once the nature and scope of additional indications and their commensurate drug product demands are established, we will seek secondary suppliers of both the active pharmaceutical ingredient and drug product for our product candidates, but we cannot assure that such secondary suppliers will be found on terms acceptable to us, or in a timely manner, or at all.

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
•product loss, which may not be covered by insurance, due to global conflict and unrest, including related inoperability of shipping lanes;
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

If our CMOs’ manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able, quickly or inexpensively, to replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another CMO. Even if we could transfer manufacturing to another CMO, the shift would likely be expensive and time-consuming, particularly because the new facility would need to comply with the necessary regulatory requirements, and we would need FDA approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales.

Although we currently maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. In addition, our clinical trials insurance coverage has exclusions for global conflict and unrest or the type currently ongoing in Ukraine. We may be unable to meet our requirements for our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

Our internal capacity for clinical trial execution and management is limited and therefore we rely heavily on third parties. We have relied upon and plan to continue to rely upon third-party CROs, vendors and contractors to monitor and manage data for our ongoing preclinical and clinical programs. We currently rely on and plan to continue to rely on a CRO for our Phase 3 trial for GPS in AML and well as all of our ongoing and contemplated clinical studies, with services to be rendered by such CROs and vendors ranging from specific and need-tailored (e.g., data management and biostatistics) only to, in the case of our Phase 3 trial for GPS in AML, all-encompassing. We rely on these parties for the execution of our preclinical studies and clinical trials, including the proper and timely conduct of our clinical trials, and we control only some aspects of their activities. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all.

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

To date, we have not been able to identify any suitable acquiror, licensing or collaboration partner for NPS to enter into a transaction with such acquiror or partner on favorable terms, and we may not be able to find such a suitable acquiror or partner in the future, which will impair our ability to derive value from the NPS asset.

We have determined that we will not engage in further development of NPS. As a result of such determination, the primary path available to derive value from the NPS asset is to find a suitable acquiror, licensing or collaboration partner for the asset. We currently have no agreements or commitments to engage in any specific transactions, and our exploration of various strategic alternatives has not resulted in any specific action or transaction. There can be no assurance that we will enter into any transaction as a result of this effort or that a transaction will be able to be consummated upon favorable terms, including up-front, milestone, royalty and/or license payments as a result of numerous factors, many of which are outside of our control. Furthermore, if we enter into a transaction relating to NPS, our business objectives may change depending upon the nature of the transaction. We cannot predict the impact that such transaction might have on our stock price. We also cannot predict the impact on our stock price if we fail to enter into such a transaction. If we do enter into a transaction to out-license NPS, there is no assurance that the licensee will be successful in the development and commercialization of the asset as any potential licensee would be subject to many of the same risks associated with clinical development set forth in this “Risk Factors” section.

We may not realize the benefits of our strategic alliances that we may form in the future.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, such as our License Agreement with 3D Medicines. These relationships, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic alliances or license agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, to conduct clinical trials for some or all of our product candidates and to commercialize our product candidates if approved. For example, in December 2020 we entered into an Exclusive License Agreement with 3D Medicines pursuant to which we granted commercialization rights in the Greater China Territory to 3D Medicines. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that we have generated, and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. We cannot necessarily control the amount or timing of resources that our contract partners, including 3D Medicines, will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.

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

Our success with respect to our product candidates will depend in part on our ability to obtain and maintain patent protection in the United States and abroad, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. We seek to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies and product candidates that are important to our business. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we do not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or covering technology that a collaboration or commercialization partner may develop. In some circumstances, our licensors have the right to prosecute and/or enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our ability to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

During prosecution of any patent application, the issuance of any patents based on the application may depend upon our or our partners’ ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We or any collaboration or commercialization partner may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our or a collaboration or commercialization partner’s patents or narrow the scope of our or their patent protection.

Changes in either the patent laws or in the interpretations of patent laws in the United States or abroad may diminish the value of our intellectual property.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to the U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act, in particular the first-to-file provision and our implementation thereof, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

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

If another party has reason to assert a substantial new question of patentability against any of our claims in our own and in-licensed patents, the third party can request that the patent claims be reexamined, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement suits, and interference and reexamination proceedings, we may become a party to patent opposition proceedings where either the patentability of the inventions subject of our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our commercial product and/or product candidates infringe their patent rights. If a third-party’s patents were found to cover our commercial product and product candidates, proprietary technologies or our uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize our products or use our proprietary technologies unless we or such collaborators obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief, which could prohibit us from making, using or selling our commercial product and product candidates pending a trial on the merits, which could be years away.

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

Some of our composition of matter patents for certain of our product candidates have expired or will expire prior to any product marketing approval. We intend to seek data exclusivity and market exclusivity for GPS, which we expect to be regulated by the FDA as a biological product, provided under the PHSA, and similar laws in other countries. We believe that GPS and NPS will qualify for four years of data exclusivity and 12 years of market exclusivity under the BPCIA. The law is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates. There is also a risk that the U.S. Congress could amend the BPCIA to shorten the 12-year market exclusivity period or that the FDA will not consider our product candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the health care provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, health care providers are not restricted from prescribing biosimilar products in an off-label manner.

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

The regulatory, or non-patent, exclusivity available to drugs or biologics in some countries is less than that provided by the United States. For instance, Canada currently provides for an eight-year period of exclusivity for new biological products, and Mexico provides for a five-year period of exclusivity. Furthermore, in some countries outside of the United States, peptide vaccines, such as GPS and NPS, are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.

If competitors are able to obtain marketing approval for biosimilars referencing our therapeutic candidates, if approved, our future products may become subject to competition from such biosimilars, whether or not they are designated as interchangeable, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our therapeutic candidates may have received approval.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors to stop the infringement of our and our licensors’ patents or marketing of competing products in violation of our and our licensors’ proprietary rights generally. Certain governments outside the United States have indicated that compulsory licenses to patents may be sought to further their domestic policies or on the basis of national emergencies. Proceedings to enforce our and our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly, could put our and our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuit that we or our licensors initiate, and even if we or our licensors are successful the damages or other remedies awarded, if any, may not be commercially meaningful.

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
•the availability of coverage, formulary status and adequate reimbursement from third-party payors and government authorities;
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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current product candidates and any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements, additions or modifications to product labeling, the recall or discontinuation of our products, or additional record-keeping or reporting requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs or biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through June 30, 2022 (a 1% sequester will apply from April 1, 2022 through June 30, 2022) due to the COVID-19 pandemic, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to Department of Health and Human Services (HHS) beginning on January 1, 2022, subject to enforcement via civil money penalties.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Although a number of these and other measures may require additional authorization to become effective, Congress and the current U.S. administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. or example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (WAC), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that the ACA, the recent laws described above, and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and
•state and foreign laws govern the privacy and security of health information in specified circumstances, including the GDPR, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the past, our predecessor, Galena, was involved in multiple legal and governmental proceedings, including stockholder class actions, both state and federal, none of which are ongoing. These legal and governmental actions, or the Galena Legacy Matters, included allegations relating to federal securities law violations, claims under the False Claims Act and Anti-Kickback Statute, claims regarding breaches of contract, and other stockholder allegations, including claims of breaches of fiduciary duty by our former directors, and fentanyl related litigation. Additionally, securities class action or stockholder derivative litigation has become common in our industry following the announcement of negative data or adverse events. We have in the past, and may in the future, become involved in this type of litigation. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the continuing company’s business.

There continues to be significant litigation and governmental activity generally in the fentanyl and opioid area, and this activity is expected to continue and may increase in the future. We cannot assure you we will not become subject to additional legal or governmental proceedings relating to Galena’s former Abstral business in the future. Moreover, we may be exposed to claims, or other legal or governmental actions in the future relating to violations of the False Claims Act, Anti-Kickback Statute, the ACA, or any other applicable state or federal statutes or regulations, and thereby be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. Since DOJ published a memorandum in 2016 formally instructing prosecutors to focus on individual accountability when dealing with corporate misconduct, individual prosecutions have increased.

Future legal and governmental proceedings may not qualify for coverage under, or may exceed the limit of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity, and results of operations. An unfavorable outcome in any future litigation matters could damage our business and reputation. We can make no assurances as to the time or resources that would need to be devoted to any new or future litigation matters or their outcome, or the impact, if any, that these matters may have on our business or financial condition.

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

The ongoing global COVID-19 pandemic, including the surges of cases from the Delta and Omicron variants, continues to disrupt our business operations and those of our contractors, CROs, suppliers, clinical sites, CMOs, and other partners. The COVID-19 pandemic could affect the health and availability of our workforce and that of the third-parties we rely on, such as our CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the FDA and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations.

In particular, our clinical trial operations, including the REGAL study, have been directly and indirectly adversely impacted globally, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. Restrictions on travel and/or transport of clinical materials as well as the diversion of hospital and clinical site staff and resources to COVID-19 infected patients has, and could continue, to disrupt clinical trial operations, including causing delays, potentially resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical site monitoring. Further, if the spread of COVID-19 continues, the operations of our CMOs for our clinical supply of GPS could be significantly delayed as well and we risk a delay, default and/or nonperformance under our existing agreements. While we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, such delays, defaults or non-performance could materially adversely affect the timelines of our clinical trials.

The COVID-19 pandemic and mitigation measures also may have an adverse impact on global economic conditions, which could adversely impact our business, financial condition or results of operations. Additionally, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption or volatility seen in the recent past due to the COVID-19 pandemic could have an adverse impact on our ability to access capital and on the market price of our common stock. It is currently not possible to predict how long the COVID-19 pandemic will last, including whether there will be additional surges from new variants, or the time that it will take for economic activity to return to pre-pandemic levels. The extent to which COVID-19 impacts our business and operations, and our employees, suppliers, CROs and other partners will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the outbreak, the continued availability and efficacy of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, and the actions to contain COVID-19 or treat its impact, among others.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2021. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Vice President Finance and Chief Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Principal competitors for our AML indication include both companies with currently approved products in AML, such as AbbVie/Genentech (the holders of rights to VENCLEXTA), Servier (the holder of U.S. rights to TIBSOVO), Novartis AG (the holder of rights to RYDAPT), Astellas Pharmaceuticals (the holder of rights to XOSPATA), BMS (the holder of rights to ONUREG/VIDAZA and IDHIFA), Otsuka Pharmaceutical Co., Ltd. (the holder of rights to DACOGEN), among others, as well as those with front-line chemotherapy drugs and maintenance therapies such as Jazz Pharmaceuticals, Inc. (the holder of rights to VYXEOS), as well as Pfizer Inc. (the holder of rights to MYLOTARG and DAURISMO), among others, as well as companies with drugs currently in development in AML, such Daiichi Sankyo (the holder of rights to quizartinib/licensed in Japan under the trade name VANFLYTA), Karyopharm Therapeutics, Inc. (the holder of rights to XPOVIO), Pfizer Inc./AROG Pharmaceuticals, LLC (the holders of rights to crenolanib), Novartis AG (the holder of rights to MBG453), Johnson & Johnson/Janssen Pharmaceuticals, Inc. (the holder of rights to cusatuzumab, or ARGX-110/JNJ-4550), Gilead Sciences, Inc. (the holder of rights to magrolimab, or Hu5F9 G4), and Actinium Pharmaceuticals, Inc. (the holder of rights to [131]-iodine-apamistamab, or Iomab-B), among others. Companies currently engaged in the clinical development of AML therapies with an immunological/immuno-modulatory mechanism of action include Pfizer Inc./EMD Serono (the holders of rights to BAVENCIO), BMS (the holder of rights to YERVOY), MacroGenics, Inc./Les Laboratoires Servier, SA (the holders of rights to flotetuzumab, or MGD006), Celyad Oncology SA (the holder of rights to CYAD-01), Fortress Biotech, Inc. (the holder of rights to CNDO-109), Glycostem Therapeutics BV (the holder of rights to oNKord), iCell Gene Therapeutics, LLC (the holder of rights to CLL1-CD33 Compound CAR T-cell), among others. Finally, companies currently engaged in the clinical development of WT1-targeting vaccines (not specifically for AML) include Otsuka Pharmaceutical Co., Ltd. (the holder of rights to OCV-501) and Dainippon Sumitomo Pharma Co., Ltd./ Boston Biomedical, Inc. (the holder of rights to DSP-7888/ade-gramotide/nelatimotide).

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

We rely to a large extent upon sophisticated information technology networks and systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups, including nation states and organized crime, and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we have invested significantly in the protection of data and information technology, there can be no assurance that we will be able to detect any such disruption or security breach in a timely manner or at all or that our efforts will prevent service interruptions or security breaches.

Our internal computer systems, and those of MSK, our CROs, our CMOs, and other business vendors on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our current and future product candidates could be delayed and our business could be otherwise adversely affected. In addition, we do not maintain separate cyber liability insurance.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 11 full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, regulatory, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent upon our personnel, including Dr. Angelos M. Stergiou M.D., Sc.D. h.c., our President and Chief Executive Officer, and member of our board of directors. Our employment agreement with Dr. Stergiou does not prevent him from terminating his employment with us at any time. The loss of Dr. Stergiou’s services could impede the achievement of our research, development and commercialization objectives. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. We employ our executive officers, other than Dr. Stergiou, on an at-will basis and their employment can be terminated by them or us at any time, for any reason and without notice. The loss of any member of our senior management team or the inability to hire or retain experienced senior management personnel could compromise our ability to execute our business plan and harm our operating results.

In order to retain valuable employees at our company, in addition to salary and discretionary bonus payments, we provide stock options and restricted stock units (RSUs) that vest over time. The value to our employees of stock options and RSUs could be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

Our future growth and success depends not only on our ability to retain, manage and motivate our employees but also on our ability to recruit new employees which is key to our growth. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified talent among biotechnology, pharmaceutical and other businesses. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employment recruitment and retention efforts. Many pharmaceutical and biotechnology companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $42.6 million and $2.0 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Ownership of Our Common Stock

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

The market price of shares of our common stock has exhibited substantial volatility. Between January 4, 2021 and December 31, 2021, the daily closing price of shares of our common stock as reported on Nasdaq ranged from a low of $5.36 to a high of $13.71. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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
•government regulation of drug pricing; and
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine.

Factors beyond our control may also have an impact on the market price of shares of our common stock. For example, to the extent that other companies within our industry experience declines in their stock prices, the market price of shares of our common stock may decline as well.

Inadequate funding for the FDA, the SEC and other domestic and foreign government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

As of December 31, 2021, we had reserved for issuance 533,770 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $10.09 per share, 200,280 shares of our common stock issuable upon the vesting of outstanding restricted stock units with a weighted average grant date fair value of $2.81 per share, and 518,858 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $29.15 per share. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

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

We have settled in the past and may in the future settle legal claims through the issuance of freely tradable shares of our common stock, which results in dilution to holders of our common stock and may adversely affect the market price of our common stock.

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

In the past, we received a letter from Nasdaq indicating that we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to the Minimum Bid Price Rule. Although we have regained compliance with the Minimum Bid Price Rule after implementing reverse stock splits, there can be no assurance that we will be able to meet the minimum closing bid price rule or other listing requirements in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our headquarters in New York, New York. The lease covers approximately 8,455 square feet of office space, which includes additional space beginning on February 22, 2022, and expires in December 2024. We believe that our facility is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In 2021, we settled the following litigation:

•Certain putative shareholder securities class action complaints originally filed against our predecessor, Galena, in 2017 which alleged, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that certain of Galena’s promotional practices were allegedly improper and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated with lead plaintiffs named by the U.S. District Court for the District of New Jersey. In 2021, we reached a settlement with the plaintiffs in this action, and which was preliminarily approved by the court and which was fully covered by our directors and officers insurance policy applicable to this case. We received final court approval on February 24, 2022.
•In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against Galena’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors, officers and employees, and us as a nominal defendant. These complaints purported to assert derivative claims for breach of fiduciary duty on our behalf against our former directors and, in certain of the complaints, certain of our former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaint mentioned above. We reached a settlement with the plaintiffs in these three cases which was approved by the U.S. District Court for the District of New Jersey on November 19, 2021, and which was fully covered by our directors and officers insurance policy applicable to these cases.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol SLS.

Holders

As of March 28, 2022, there were approximately 30 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Purchases of Equity Securities

During the year ended December 31, 2021, we did not purchase any of our equity securities. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Previous Columns)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan	21,520	$112.85	—
2019 Equity Incentive Plan	512,250	$5.77	449,476
Restricted Stock Units	200,280	N/A	—
2017 Employee Stock Purchase Plan	—	N/A	11,302
2021 Employee Stock Purchase Plan	—	N/A	300,000
Equity compensation plans not approved by security holders
None	—	—	—
Total	734,050	$10.09	760,778

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. You should read the following discussion in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements within the meaning of federal securities laws. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contained in such forward-looking statements, including those discussed in the section “Risk Factors” in Part I — Item 1A of this annual report on Form 10-K.

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

In January 2020, we commenced a Phase 3 trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. The REGAL study is expected to enroll approximately 116 patients at up to approximately 85 clinical sites primarily in the United States, Europe, and Asia with a planned interim safety and futility analysis after 80 events (deaths).

At the request of several investigators, we are planning to institute an Expanded Access Program that would allow qualified physicians who desire so to treat with GPS AML patients who do not meet currently required study entry criteria for the ongoing REGAL trial. The access will be provided on a case by case basis to patients in the U.S. and, potentially, Germany. Patients treated under the Expanded Access Program will not be considered participants in the REGAL study. We expect the program to commence in the second quarter of 2022.

In December 2018, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab). The tumor type currently being studied is ovarian cancer (second or third line). In February 2022, we announced that we had completed enrollment of 17 evaluable patients in this Phase 1/2 clinical trial. Data from 15 patients is expected to be examined by mid-2022, with final data analysis of all 17 evaluable patients in the study by the end of 2022.

In February 2020, a Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Completion of enrollment of a target total of 10 evaluable patients is expected during the second half of 2022.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy that targets human epidermal growth factor receptor 2, or HER2, expressing cancers. We have presented data from Phase 2 studies of NPS in different types of breast cancers, which we considered to be the lead indication for NPS; however, we do not currently plan to conduct or fund a Phase 3 program for NPS. Following extensive efforts over the past four years to out-license NPS for further development in breast cancer, we have concluded that continued effort to seek a licensee for NPS for breast cancer will not result in a transaction which would provide value for the asset to us or our shareholders. We are reviewing our options for NPS.

Financial Position

At December 31, 2021, we had cash and cash equivalents of $21.4 million. We have incurred operating losses since inception and have not generated any product sales revenue or achieved profitable operations. We incurred net losses of $20.7 million and $16.8 million for the years ended December 31, 2021 and 2020, respectively. Our accumulated deficit as of December 31, 2021 was $138.6 million, and we expect to continue to incur substantial losses in future periods.

Our operating expenses will increase substantially as we continue to advance our product candidates assuming we receive sufficient funding to continue our ongoing studies and initiate our planned studies. We anticipate that our expenses will increase as we:
•complete our ongoing and planned clinical trials, including the REGAL study;
•continue the research, development and scale-up of manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;
•scale up manufacturing for GPS, including manufacturing validation activities;
•maintain, expand and protect our global intellectual property portfolio; and
•hire additional personnel, including clinical, manufacturing, and scientific personnel, sales and marketing personnel, and general and administrative personnel.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates. We believe that our existing cash and cash equivalents as of December 31, 2021 will not be sufficient to fund our current planned operating expenses for at least the next twelve months from the date of issuance of these financial statements.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from the Delta and Omicron variants, continues to disrupt our business operations and those of our contractors, contract research organizations, or CROs, suppliers, clinical sites, contract manufacturing organizations, or CMOs, and other partners. The COVID-19 pandemic could affect the health and availability of our workforce and that of the third-parties we rely on, such as our CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the FDA and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance, which provides for a hybrid of remote and in-office work, and we operated on such a semi-virtual basis in 2021. We are continuously monitoring the impact of the pandemic on our clinical development programs. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States and Europe continuing. However, since the onset of the COVID-19 pandemic, we have observed that, at certain times and in certain instances, clinical site initiations, patient screening and patient enrollment have been delayed. These delays are likely due to many reasons, which have been changing and evolving as the COVID-19 pandemic itself has evolved, including the prioritization of hospital resources towards the care of patients with COVID-19, delays in reviews and approvals by independent institutional review boards, or IRBs, and/or ethics committees at clinical sites, the challenges for clinicians and patients to comply with clinical trial protocols due to quarantines impeding patient movement or interrupting operations at sites, restrictions on travel and, most recently, inadequate staffing at clinical sites, supply chain-related delays, and materials shortages. Throughout the United States, Europe and Asia, newly initiated sites have taken longer than expected to become fully operational and begin enrolling patients. We have taken several steps to mitigate these actual and potential delays, including increasing the number of clinical sites from 50 to up to approximately 85, increasing the number of additional countries, both in Europe and Asia, in which sites were or will be initiated, allocating additional resources, including additional CROs and internal personnel, to the REGAL study, and making certain changes to the protocol for the study. We are continuing to monitor each clinical site through our CROs as well as conducting direct outreach to investigators and study staff through site visits investigator meetings and other modes of communication. Accordingly, due to the accumulation of these delays over the past two years, we have adjusted the projected timing of the REGAL study. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, and the actions to contain COVID-19 or treat its impact, among others.

Components of Results of Operations

License Revenue

License revenue consists of revenue recognized pursuant to our Exclusive License Agreement with 3D Medicines Inc., or 3DMed, dated December 7, 2020, or the 3DMed Agreement. In the future, we may generate revenue from a combination of regulatory, development, and sales milestone payments and royalties in connection with the 3DMed Agreement.

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

The successful development of our current and future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from, any current or future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of our clinical trials, which vary significantly over the life of a project as a result of many factors, including:
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

In-Process Research and Development Impairment Charge

Intangible assets are comprised of identifiable in-process research and development assets, or IPR&D, and are considered indefinite-lived assets and are assessed for impairment annually or more frequently if impairment indicators are present. Our indefinite-lived intangible asset consisted of IPR&D of NPS that was acquired as part of the merger with Galena Biopharma, Inc. in 2017, or the Merger. The impairment charge recognized during the year ended December 31, 2021 was a result of the determination that the carrying amount of the IPR&D was not recoverable and was measured by the amount the carrying value exceeded its fair value.

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, and interest income. Interest income primarily reflects the interest earned from our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year ended December 31,
	2021	2020	Change
License revenue	$7,600	$1,900	$5,700
Operating expenses:
Cost of license revenue	200	—	200
Research and development	15,674	9,282	6,392
General and administrative	11,320	9,600	1,720
In-process research and development charge	5,700	—	5,700
Total operating expenses	32,894	18,882	(14,012)
Loss from operations	(25,294)	(16,982)	8,312
Non-operating income, net	4,358	208	4,150
Loss before income taxes	(20,936)	(16,774)	4,162
Income tax benefit	(237)	(17)	(220)
Net loss	$(20,699)	$(16,757)	$3,942

For the year ended December 31, 2021, our net loss was $20.7 million compared with a net loss of $16.8 million for the year ended December 31, 2020. The increase of $3.9 million in net loss was primarily attributable to an increase in operating expenses of $14.0 million, driven by a $6.4 million increase in research and development expenses, a $5.7 million non-cash impairment charge of IPR&D, a $1.7 million increase in general and administrative expenses, and a $0.2 million increase in costs of license revenue. These increases in operating expenses were partially offset by a $5.7 million increase in licensing revenue, a $4.2 million increase in non-operating income, and a $0.2 million increase in income tax benefit.

Further analysis of the changes and trends in our operating results are discussed below.

License Revenue

License revenue for the year ended December 31, 2021 was $7.6 million compared to $1.9 million for the year ended December 31, 2020 and related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed Agreement for the development and commercialization of GPS in China, Hong Kong, Macau, and Taiwan.

Cost of License Revenue

We incurred $0.2 million of sublicensing fees payable under our license from MSK in connection with the 3DMed Agreement during year ended December 31, 2021. There was no cost of license revenue during the year ended December 31, 2020.

Research and Development

Research and development expenses were $15.7 million for the year ended December 31, 2021 compared to $9.3 million for the year ended December 31, 2020. As compared to the prior period, the $6.4 million increase in research and development expenses was primarily attributable to a $4.3 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML, a $1.7 million increase in manufacturing and drug supply costs due to the ramp up of the manufacture of clinical trial materials and registration batches of GPS, a technology transfer to a new contract manufacturer, and clinical drug supply purchase costs in the European Union as we prepared to open sites and enroll patients in European Union countries for our Phase 3 REGAL clinical trial for GPS in AML, and a $0.5 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.1 million decrease in other research and development expenses. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including our Phase 3 REGAL clinical trial of GPS in AML.

General and Administrative

General and administrative expenses were $11.3 million for the year ended December 31, 2021 compared to $9.6 million for the year ended December 31, 2020. The $1.7 million increase was primarily driven by a $1.1 million amortization expense of our contract asset associated with the 3DMed License Agreement and a $0.9 million increase in personnel related expenses, including a $0.3 million increase in non-cash stock-based compensation. These increases were partially offset by a $0.3 million decrease in other general and administrative expenses.

In-Process Research and Development Impairment Charge

In the fourth quarter of 2021, we performed an annual impairment analysis of our IPR&D. The impairment charge recognized during the year ended December 31, 2021 was in connection with our determination that consummating an out-licensing transaction of NPS for further development in breast cancer was unlikely and taking into account the deferred development timelines and a lower probability of success associated with earlier stages of clinical development for the potential development of NPS in other oncology indications. The Company determined that the carrying amount of the IPR&D associated with NPS exceeded the fair value and recorded a $5.7 million impairment charge during the year ended December 31, 2021.

Non-Operating Income, Net

Non-operating income, net for the years ended December 31, 2021 and 2020, respectively, was as follows (in thousands):

	Years Ended December 31,
	2021	2020	Change
Change in fair value of warrant liability	$15	$(97)	$112
Change in fair value of contingent consideration	4,337	279	4,058
Interest income	6	26	(20)
Total non-operating income, net	$4,358	$208	$4,150

The increase in our net non-operating income during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $4.1 million increase in the change in fair value of contingent consideration, and a $0.1 million increase in the change in the fair value of liability-classified warrants to acquire shares of our common stock. The change in estimated fair value of contingent consideration is driven by changes in discount periods and rates, changes in the timing of development milestones achieved and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. The $4.3 million change in fair value of the contingent consideration during the year ended December 31, 2021 related to the inability to execute an out-licensing transaction of NPS for further development in breast cancer and reflected adjusted assumptions of deferred development timelines and a lower probability of success, associated with earlier stages of clinical development, for the potential development of NPS in other oncology indications. The change in the estimated fair value of our warrant liability was primarily due to the changes in our common stock price.

Interest income for the years ended December 31, 2021 and 2020 consists of nominal interest earned from our cash and cash equivalents. The changes in fair value of warrant liability and changes in fair value of contingent consideration are all non-cash in nature.

Income Tax Benefit

For the year ended December 31, 2021, we recognized an income tax benefit of $0.2 million, primarily related to the intangible asset impairment charge. For the year ended December 31, 2020, we recognized a de minimis income tax benefit.

Liquidity and Capital Resources

We have not generated any revenue from product sales in the years ended December 31, 2021 and 2020. Since inception, we have incurred net losses, used net cash from our operations, and have funded substantially all of our operations through proceeds from the sale of debt and equity securities. During the year ended December 31, 2021, we incurred a net loss of $20.7 million, used $26.0 million of cash in operations, and had an accumulated deficit of $138.6 million as of December 31, 2021. We continue to expect to generate operating losses and negative cash flows for the next few years and we will need additional funding to support our planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of our product candidates and the achievement of a level of revenues adequate to support our cost structure. As of December 31, 2021, we had cash and cash equivalents of $21.4 million. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern.

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

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2021, we sold 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

During the year ended December 31, 2021, we received $3.1 million from the exercise of warrants to acquire shares of common stock.

During the year ended December 31, 2021, we received $2.0 million from milestones achieved pursuant to the 3DMed Agreement. In January 2022, we announced that an IND application for a small Phase I clinical trial investigating safety of GPS in China was accepted by China's National Medical Products Administration, or the NMPA. On March 30, 2022, the IND was approved by the NMPA triggering a $1.0 million milestone payment to the Company which is expected to be received in the second quarter of 2022. 3D Medicines expects to initiate the trial by mid-2022 and will be responsible for all expenses related to executing the trial in China. The current clinical development plan provides for initiation of a Phase II clinical trial following receipt of satisfactory safety data from the Phase I study; the initiation of the Phase II study will also trigger a milestone payment to us which we expect will occur in the second half of 2022. Total remaining potential milestone payments to us under the 3DMed Agreement between total $192.5 million, not including future royalties.

We will require substantial additional financing to develop any current or future product candidates. Alternatively, we will be required to scale back our plans and place certain activities on hold. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations.

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$21,355	$35,302
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$21,455	$35,402

Restricted cash and cash equivalents of $0.1 million as of December 31, 2021 and 2020 related to certificates of deposit maintained on hand with our financial institutions as collateral for our corporate credit cards.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2021 and 2020 (in thousands):

	For the December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(26,021)	$(10,417)
Financing activities	12,074	38,442
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(13,947)	$28,025

Net Cash Flow from Operating Activities

Net cash used in operating activities of $26.0 million during the year ended December 31, 2021 was primarily attributable to our net loss of $20.7 million and a change in our operating assets and liabilities of $7.6 million, which was partially offset by various net non-cash charges of $2.3 million. The net change in our operating assets and liabilities is primarily attributable to a decrease in deferred revenue of $5.6 million, a decrease in accounts payable and accrued expenses and other current liabilities of $1.8 million, a $1.1 million increase in prepaid expenses and other assets primarily for clinical trial costs, and a $0.2 million decrease in operating lease liabilities, which were partially offset by a $1.1 million decrease in contract acquisition costs related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed License Agreement.

Net cash used in operating activities of $10.4 million during the year ended December 31, 2020 was primarily attributable to our net loss of $16.8 million. This amount was offset by a change in our operating assets and liabilities of $5.9 million and various net non-cash charges of $0.5 million These noncash charges were comprised of $0.6 million in non-cash stock-based compensation expense and $0.2 million in other noncash charges. These amounts were partially offset by a gain of $0.3 million from the decrease in the fair value of our contingent consideration liability. The net change in our operating assets and liabilities is primarily attributable to an increase in deferred revenue related to our 3DMed License Agreement.

Net Cash Flow from Financing Activities

We generated $12.1 million of net cash from financing activities for the year ended December 31, 2021, which was primarily attributable to $9.0 million in net proceeds from the issuance of common stock under the Sales Agreement and $3.1 million in net proceeds from the exercise of warrants to acquire shares of common stock.

We generated $38.4 million of net cash from financing activities for the year ended December 31, 2020, which was primarily attributable to $29.9 million in net proceeds from the sale of common stock, common stock pre-funded warrants, and common stock warrants and $8.5 million in net proceeds from the exercise of warrants to acquire shares of common stock.

Contractual Obligations and Other Commitments

Leases

Our lease commitments reflect payments due for our lease agreement for office space at the premises that expire in December 2024 in New York, New York. As of December 31, 2021, our contractual commitments for our lease was $1.5 million, which will be paid over the term of the lease. The amount of lease commitments reflects payments due for additional premises under an amendment to our lease agreement that had not commenced as of December 31, 2021, and as a result, our future lease payments as of December 31, 2021 was $1.0 million. On February 21, 2022, the Company took possession of the additional premises and the lease amendment commenced. For additional information on our leases and timing of future payments, please read Note 8, Leases, to the consolidated financial statements included in this Form 10-K.

Other Commitments

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

We enter into contracts in the normal course of business with various third parties for clinical trials, manufacturing, and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures.

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

Revenue Recognition

We record revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and we assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Valuation of Intangible Assets

    Intangible assets are comprised of identifiable IPR&D acquired in conjunction with the completion of the Merger and are considered indefinite-lived intangible assets and are assessed for impairment annually during the fourth quarter of each fiscal year or more frequently if impairment indicators exist.

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

    We believe that the fair values used to record intangible assets acquired in connection with a business combination use information known and knowable, and are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. During the period the assets are considered indefinite-lived, they are not amortized but are tested for impairment on an annual basis as well as between annual tests if we become aware of any events or changes that would indicate that it is more likely than not that the fair value of the IPR&D is below their respective carrying amounts. The fair value of our indefinite-lived intangible assets is dependent on assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions and changes to our assumptions could have a significant impact on our results of operations in any given period.

When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. Changes in estimates and assumptions used in determining the fair value of our IPR&D could result in an impairment. Impairment charges are recorded within our consolidated statements of operations. Based on our most recent impairment assessment we incurred a $5.7 million impairment charge for the year ended December 31, 2021, mainly related to our determination that the execution of an out-licensing transaction of NPS for further development in breast cancer was unlikely and taking into account the deferred development timelines and a lower probability of success associated with earlier stages of clinical development for the potential development of NPS in other oncology indications. See Note 4, Goodwill and Intangible Assets, to our consolidated financial statements included in this report.

Goodwill

    Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. We have a single reporting unit and all goodwill relates to that reporting unit.

    We perform our annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Goodwill is evaluated for impairment using the simplified test of goodwill impairment as defined by the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-04. Under the guidance, goodwill impairment is measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. We did not recognize any impairment of goodwill during the years ended December 31, 2021 and 2020.

Accrued Research and Development Expenses

    As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers require advance payments; however, some invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•Vendors in connection with clinical development activities;
•the production of clinical trial materials;
•CROs in connection with clinical trials; and
•investigative sites in connection with clinical trials.

    We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect its estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Valuation of Contingent Consideration

Acquisitions may include contingent consideration payments based on the achievement of certain future events. Contingent consideration is required to be recognized at fair value as of the acquisition date. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of contingent consideration in the consolidated statements of operations. The fair value of development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The fair value of net sales milestones is based on probability adjusted sales estimates and estimated discount rates and utilizes an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. During the fourth quarter of 2021, we changed the valuation technique of net sales milestones from a probability adjusted, discounted cash flow approach to the option pricing model with Monte Carlo simulation.

The discount rates are an estimated measure of credit risk associated with the years of expected payments based on the current development stage of the product candidate, our specific development plan for that product candidate adjusted for the probability of completing the stages of development and when the contingent payments would be triggered. In estimating the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and the Company's experience. The fair value of the contingent consideration is classified as a Level 3 liability as the valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation, including but not limited to, assumptions involving the probability of success, estimated discount rate, and projected years of payment, the estimated fair value could be significantly higher or lower than the fair value determined.

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

Recent Accounting Pronouncements Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):Simplifying the Accounting for Income Taxes which, among other things, eliminates certain exceptions in the current rules regarding the approach for intra-period tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard was adopted by the Company on January 1, 2021. This new standard did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which, among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company in the first quarter of 2024 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In May 2021, ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options was issued to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants to acquire shares of common stock, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 1, 2022 and is not expected to have a material impact on the consolidated financial statements.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Francisco, California
March 31, 2022

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$21,355	$35,302
Restricted cash and cash equivalents	100	100
Contract asset	—	1,128
Prepaid expenses and other current assets	1,589	395
Total current assets	23,044	36,925
Operating lease right-of-use asset	723	896
In-process research and development	—	5,700
Goodwill	1,914	1,914
Deposits and other assets	594	614
Total assets	$26,275	$46,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,144	$4,657
Accrued expenses and other current liabilities	2,640	1,913
Operating lease liability	198	166
Deferred revenue	—	5,600
Total current liabilities	4,982	12,336
Operating lease liability, non-current	610	825
Deferred tax liability	—	239
Warrant liability	40	55
Contingent consideration	296	4,633
Total liabilities	5,928	18,088
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 15,895,637 and 14,254,554 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	1
Additional paid-in capital	158,948	145,864
Accumulated deficit	(138,603)	(117,904)
Total stockholders’ equity	20,347	27,961
Total liabilities and stockholders’ equity	$26,275	$46,049

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Licensing revenue	$7,600	$1,900

Operating expenses:
Cost of revenue	200	—
Research and development	15,674	9,282
General and administrative	11,320	9,600
In-process research and development impairment charge	5,700	—
Total operating expenses	32,894	18,882
Loss from operations	(25,294)	(16,982)
Non-operating income (expense):
Change in fair value of warrant liability	15	(97)
Change in fair value of contingent consideration	4,337	279
Interest income, net	6	26
Total non-operating income, net	4,358	208
Loss before income taxes	(20,936)	(16,774)
Income tax benefit	(237)	(17)
Net loss	(20,699)	(16,757)
Deemed dividend arising from warrant modifications	—	(78)
Net loss attributable to common stockholders	$(20,699)	$(16,835)

Per share information:
Net loss per common share attributable to common stockholders, basic and diluted	$(1.34)	$(2.11)
Weighted-average common shares outstanding, basic and diluted	15,481,113	7,977,104

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	5,080,100	$1	$107,239	$(101,147)	$6,093
Issuance of common stock and common stock warrants, net of issuance costs	6,253,078	—	29,418	—	29,418
Issuance of common stock for exercise of warrants	2,472,576	—	8,625	—	8,625
Issuance of common stock upon exercise of pre-funded warrants	448,800	—	4	—	4
Stock-based compensation	—	—	578	—	578
Net loss	—	—	—	(16,757)	(16,757)
Balance at December 31, 2020	14,254,554	1	145,864	(117,904)	27,961
Issuance of common stock, net of issuance costs	786,927	—	9,005	—	9,005
Issuance of common stock for exercise of warrants	844,061	1	3,068	—	3,069
Vesting of restricted stock units	10,095	—	—	—	—
Stock-based compensation	—	—	1,011	—	1,011
Net loss	—	—	—	(20,699)	(20,699)
Balance at December 31, 2021	15,895,637	$2	$158,948	$(138,603)	$20,347

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,699)	$(16,757)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash in-process research and development impairment charge	5,700	—
Non-cash stock-based compensation	1,011	578
Non-cash lease expense	173	95
Change in fair value of contingent consideration	(4,337)	(279)
Change in fair value of common stock warrants	(15)	97
Deferred income taxes	(239)	(23)
Changes in operating assets and liabilities:
Contract asset	1,128	282
Prepaid expenses and other assets	(1,174)	84
Accounts payable	(2,513)	(836)
Accrued expenses and other current liabilities	727	742
Operating lease liabilities	(183)	—
Deferred revenue	(5,600)	5,600
Net cash used in operating activities	(26,021)	(10,417)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,005	29,599
Proceeds from exercise of warrants	3,069	8,535
Collection of stock subscription receivable	—	308
Net cash provided by financing activities	12,074	38,442
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(13,947)	28,025
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of year	35,402	7,377
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of year	$21,455	$35,402

Supplemental disclosure of cash flow information:
Cash received during the year for interest	$6	$26
Supplemental disclosures:
Contract asset within accounts payable	$—	$1,410
Reclassification of warrant liabilities upon exercise	$—	$94
Deferred offering costs included in accounts payable and accrued expenses	$—	$181
Right-of-use assets recorded	$—	$976

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

SELLAS Life Sciences Group, Inc. (the "Company" or "SELLAS") is a late-stage clinical biopharmaceutical company focused on novel cancer immunotherapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination to address a broad spectrum of hematologic malignancies and solid tumor indications. SELLAS’ second product candidate, nelipepimut-S ("NPS"), is a HER2-directed cancer immunotherapy.

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

2. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company expects its costs and expenses to increase as it continues to develop its product candidates and progress its current and planned clinical programs.

Pursuant to the requirements of Accounting Standard Codification ("ASC") 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date these financial statements are issued, but will consider such plans if (1) it is probable that the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant condition or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Certain elements of the Company’s operating plan to alleviate the conditions that raise substantial doubt are outside of the Company’s control and cannot be included in management’s evaluation under the requirements of Accounting Standard Codification (ASC) 205-40.

Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $138.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company incurred a net loss of $20.7 million and used $26.0 million of cash in operations. The Company continues to expect to generate operating losses and negative cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure. As of December 31, 2021, the Company had cash and cash equivalents of $21.4 million. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2021, the Company sold 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

During the year ended December 31, 2021, the Company received $3.1 million from the exercise of warrants to acquire shares of the Company's common stock.

During the year ended December 31, 2021, the Company received $2.0 million from milestones achieved pursuant to the 3DMed Agreement (See Note 11). In January 2022, the Company announced that an IND application for a small Phase I clinical trial investigating safety of GPS in China was accepted by China's National Medical Products Administration ("NMPA"). 3D Medicines expects to initiate the trial by mid-2022 and will be responsible for all expenses related to executing the trial in China. On March 30, 2022, the IND was approved by the NMPA triggering a $1.0 million milestone payment to the Company which is expected to be received in the second quarter of 2022. The current clinical development plan provides for initiation of a Phase II clinical trial following receipt of satisfactory safety data from the Phase I study; the initiation of the Phase II study will also trigger a milestone payment to the Company which is expected in the second half of 2022. Total remaining potential milestone payments to the Company under the 3DMed Agreement total $192.5 million, not including future royalties.

The Company will require substantial additional financing to commercially develop any current or future product candidates. Alternatively, the Company will be required to scale back its plans and place certain activities on hold. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. The Company's management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, the Company continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to its product candidates. There can be no assurance that these future funding efforts will be successful. If the Company cannot obtain the necessary funding, the Company will need to delay, scale back or eliminate some or all of its research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

    The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

    On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, carrying value of IPR&D and any related impairment, carrying value of goodwill, fair value of contingent purchase price consideration, accounting for deferred income taxes, and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

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

As of December 31, 2021 and 2020, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. As of December 31, 2021 and 2020, the carrying amounts of the Company’s contingent consideration and liability-classified warrants are each recorded at their estimated fair value. The fair value of the contingent consideration and warrants utilize certain unobservable inputs that fall within Level 3 of the fair value hierarchy. See Note 6 for additional information on the fair value of certain financial assets and liabilities.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Concentration of Credit Risk

    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions, the balances of which frequently exceed federally insured limits.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from the Delta and Omicron variants, continues to disrupt the Company’s business operations and those of its contractors, contract research organizations (“CROs”), suppliers, clinical sites, contract manufacturing organizations (“CMOs”), and other partners. The COVID-19 pandemic could affect the health and availability of the Company’s workforce and that of the third-parties it relies on, such as its CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the U.S. Food and Drug Administration (“FDA”) and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. The Company is continuously monitoring the impact of the pandemic on its clinical development programs. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, and the actions to contain COVID-19 or treat its impact, among others.

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$21,355	$35,302
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$21,455	$35,402

The Company maintained $0.1 million as of December 31, 2021 and 2020, on hand with the Company's financial institutions as collateral for its corporate credit cards.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As part of the business combination with Galena, the Company acquired certain in-process research and development (“IPR&D”) assets, which were capitalized as intangible assets. Costs to develop these assets are recorded in research and development expense as incurred in the Company’s consolidated statements of operations.

The Company’s intangible assets were comprised of identifiable assets which are considered indefinite-lived intangible assets and are assessed for impairment annually in the fourth quarter of each fiscal year or more frequently if impairment indicators exist. In the fourth quarter of 2021 as part of its annual impairment analysis, the Company measured the fair value of the IPR&D asset, nelipepimut-S ("NPS"), by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects and discounting the related net cash flow to present value. The revenue and cost projections used to value IPR&D were reduced based on the probability of success of developing NPS in other oncology indications outside of breast cancer, given that the Company determined that consummating an out-licensing transaction of NPS for further development in breast cancer was unlikely. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flow to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. In the fourth quarter of 2021, the fair value of the Company’s NPS IPR&D was determined to exceed its carrying value by $5.7 million, and as such the Company recognized an impairment charge equal to the same amount that was recorded within in-process research and development impairment charge in the Company’s consolidated statements of operations.

Goodwill

    Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. The Company did not recognize any impairment of goodwill during the years ended December 31, 2021 and 2020.

Contingent Consideration

The consideration for Galena's acquisition of Apthera, Inc. in 2011 includes future payments that are contingent upon the achievement of certain events related to the development and commercialization of NPS. Contingent consideration, and the obligations for such contingent consideration payments, is required to be recognized at fair value as of the acquisition date. The contingent consideration obligations are then evaluated each reporting period and changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of contingent consideration in the Company's consolidated statements of operations. The fair value of development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The fair value of net sales milestones is based on probability adjusted sales estimates and estimated discount rates and utilizes an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. During the fourth quarter of 2021, the Company changed the valuation technique of net sales milestones from a probability adjusted, discounted cash flow approach to the option pricing model with Monte Carlo simulation.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The discount rates used are an estimated measure of credit risk associated with the years of expected payments based on the current development stage of the associated product candidate, the Company's specific development plan for that product candidate adjusted for the probability of completing the stages of development and when the contingent payments would be triggered. In estimating the probability of success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and the Company's experience. The fair value of the contingent consideration is classified as a Level 3 liability as the valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation, including but not limited to, assumptions involving the probability of success, estimated discount rate, and projected years of payment, the estimated fair value could be significantly higher or lower than the fair value determined. See Note 6 for additional information on the contingent consideration.

Leases

The Company accounts for its leasing arrangements under ASU No. 2016-02, Leases (Topic 842) (“Topic 842”). Under Topic 842, all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use ("ROU"), assets and lease liabilities are recognized at the commencement date. An ROU asset and corresponding lease liability is not recorded for leases with an initial term of 12 months or less (short term leases) and the Company recognizes lease expense for these leases as incurred over the lease term.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers ("Topic 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five-steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 11 for further discussion of the Company's revenue recognition associated with the License Agreement with 3D Medicines Inc.

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

    Research and development expenses primarily consist of the intellectual property and research and development materials acquired, expenses from third parties who conduct research and development activities on behalf of the Company as well as related wages, benefits and other operating costs. The Company expenses IPR&D projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use.

Stock-based Compensation

    The Company measures employee and non-employee director share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

    Estimating the fair value of share-based awards requires the input of subjective assumptions, including the expected life of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The expected life of the stock options is estimated using the “simplified method,” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants as it does not have adequate historical pricing information of its own stock commensurate with the expected term. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Restricted Stock Units with Performance and Service Conditions

The Company's Board of Directors has granted restricted stock units ("RSUs") to certain employees that vest based on performance and service conditions. The fair values of the performance-based RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense is recognized for the number of performance-based RSUs expected to be earned, provided the requisite service period has been rendered, after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. The Company accounts for forfeitures of performance-based RSUs when they occur. If performance criteria are not met or are not expected to be met, any compensation expense previously recognized to date associated with the performance-based RSUs will be reversed.

Restricted Stock Units with Service Conditions Only

The Board of Directors has granted RSUs to certain employees that vest based on continuous service. Time-vested RSUs awarded to employees vest one-fourth per year annually over four years, provided the employee remains employed with the Company. The fair values of the time-vested RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense for time-vested RSUs with service conditions only are recognized straight-line over the applicable service period. The Company accounts for forfeitures of time-vested RSUs when they occur. Previously recognized compensation expense for forfeited RSUs are reversed in the period the time-vested RSUs are forfeited.

Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax returns, if such a position is more likely than not to be sustained. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense. No interest or penalties were recognized in either of the years ended December 31, 2021 or 2020.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements in accordance with FASB ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC 740-10 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as their impact would be anti-dilutive (in thousands):

	December 31,
	2021	2020
Common stock warrants	519	1,392
Stock options	534	208
Restricted stock units	200	170
	1,253	1,770
Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740):Simplifying the Accounting for Income Taxes which, among other things, eliminates certain exceptions in the current rules regarding the approach for intra-period tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard was adopted by the Company on January 1, 2021. This new standard did not have a material impact on the Company's financial statements.

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which, among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company in the first quarter of 2024 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In May 2021, ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options was issued to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 1, 2022 and is not expected to have a material impact on the consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Goodwill and Intangible Assets

A reconciliation of the change in goodwill and intangible assets for the year ended December 31, 2021 is as follows (in thousands):

	In-Process Research and Development	Goodwill
December 31, 2020	$5,700	$1,914
Impairment charge	(5,700)	—
December 31, 2021	$—	$1,914

In the fourth quarter of 2021, the Company recognized an impairment charge in connection with our determination that consummating an out-licensing transaction of NPS for further development in breast cancer was unlikely and taking into account the deferred development timelines and a lower probability of success associated with earlier stages of clinical development for the potential development of NPS in other oncology indications. The Company determined that the carrying amount of the IPR&D associated with NPS exceeded the fair value and recorded a $5.7 million impairment charge during the year ended December 31, 2021 and reduced the fair value of the related IPR&D intangible asset to zero. See Note 2 for discussion on how the Company determined the fair value of its IPR&D. There was no impairment charge during the year ended December 31, 2020.

As of December 31, 2021 and 2020, there were no accumulated impairment losses related to goodwill.

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

On October 11, 2017, the Company and MSK entered into a second Amended and Restated Exclusive License Agreement (the “Second MSK A&R License Agreement”). Under the Second MSK A&R License

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Agreement, the Company and MSK extended certain milestone dates for the Company in exchange for increased milestone payments.

    The Company incurred $0.1 million of guaranteed minimum royalty payments under the Second MSK A&R License Agreement during the years ended December 31, 2021 and 2020. Such expenses have been included in research and development costs.

    The Company incurred $0.2 million of sublicensing fees payable under our license from MSK in connection with the 3DMed Agreement during year ended December 31, 2021 included in cost of revenue. There was no cost of license revenue during the year ended December 31, 2020.

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

    In the fourth quarter of 2018, pursuant to the Merck Agreement, the Company initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, Keytruda® (pembrolizumab) in patients with WT1+ relapsed or refractory tumors. In July 2019, the Company dosed the first patient in this trial. In 2020, the Company, together with Merck determined to focus on ovarian cancer (second or third line). In February 2022, the Company reported that enrollment in the study was completed. Data from the majority of evaluable patients is expected to be examined by mid-2022, with final data analysis for all evaluable patients expected by the end of 2022.

The University of Texas M. D. Anderson Cancer Center and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc.

    On September 11, 2006, the Company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering NPS and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, the Company is required to pay an annual maintenance fee of $0.2 million, up to $3.8 million for clinical milestone payments, and to pay a tiered royalty in the mid-single digits based on sales of NPS or other therapeutic products developed from the licensed technologies. The Company incurred the annual maintenance fee during the years ended December 31, 2021 and 2020 and the expenses have been included in research and development costs.

6. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,000	$21,000	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$21,100	$21,100	$—	$—
Liabilities:
Warrants potentially settleable in cash	$40	$—	$—	$40
Contingent consideration	296	—	—	296
Total liabilities measured and recorded at fair value	$336	$—	$—	$336

Description	December 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$34,959	$34,959	$—	$—
Restricted cash equivalents	$100	$100
Total assets measured and recorded at fair value	$35,059	$35,059	$—	$—
Liabilities:
Warrants potentially settleable in cash	$55	$—	$—	$55
Contingent consideration	4,633	—	—	4,633
Total liabilities measured and recorded at fair value	$4,688	$—	$—	$4,688

The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2021 and 2020. See Note 10 for a reconciliation of the changes in the fair value of the warrant liability for the years ended December 31, 2021.

The Company presents the contingent consideration liability at fair value and it is measured at the end of each reporting period using Level 3 inputs. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments based on the achievement of certain development, regulatory and net sales milestones relating to NPS. The contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules.

A reconciliation of the change in the fair value of the contingent consideration liability for the year ended December 31, 2021 and 2020 is as follows (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2019	$4,912
Change in the estimated fair value of the contingent consideration	(279)
Contingent consideration, December 31, 2020	4,633
Change in the estimated fair value of the contingent consideration	(4,337)
Contingent consideration, December 31, 2021	$296

During the year ended December 31, 2021, the significant unobservable inputs were adjusted in connection with our determination that consummating an out-licensing transaction of NPS for further development in breast cancer was unlikely and taking into account the deferred development timeline and a lower probability of success associated with earlier stages of clinical development for the potential development of NPS in other oncology indications. See Note 2 for further discussion on how the Company determines the fair value of its contingent consideration.

The following significant unobservable inputs were used in the valuation of the contingent consideration liability:

Unobservable input	As of December 31, 2021	As of December 31, 2020
Potential milestone payments	$0 - $30 million	$0 - $30 million
Discount rate	15.5%	6.6%
Cumulative probability of success	5.3%	33.0%
Projected years of payments	2028 - 2031	2026 - 2029

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Clinical trial costs	$1,309	$95
Insurance	217	221
Professional fees	36	49
Other	27	30
Prepaid expenses and other current assets	$1,589	$395

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Clinical trial costs	$1,325	$631
Compensation and related benefits	989	812
Professional fees	165	276
Other	161	194
Accrued expenses and other current liabilities	$2,640	$1,913

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s predecessor, Galena, was involved in multiple legal proceedings and administrative actions, including stockholder class actions, both state and federal. In 2021, the Company settled all remaining legacy Galena litigation as follows:

•Certain putative shareholder securities class action complaints originally filed against Galena in 2017 which alleged, among other things, that Galena and certain of Galena's former officers and directors failed to disclose that certain of Galena’s promotional practices were allegedly improper and that these alleged failures rendered Galena’s statements about its business misleading. The actions were consolidated with lead plaintiffs named by the U.S. District Court for the District of New Jersey. In 2021, the Company reached a settlement with the plaintiffs in this action which, in November 2021, received preliminary court approval and which was fully covered by our directors and officers insurance policy applicable to this case. Final approval from the court was received on February 24, 2022.

•In March 2017, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors and Galena, as a nominal defendant. In July 2017, a derivative complaint was filed in California state court against Galena’s former directors and Galena, as a nominal defendant. In January 2018, a derivative complaint was filed in the U.S. District Court for the District of New Jersey against Galena’s former directors, officers and employees, and the Company as a nominal defendant. These complaints purported to assert derivative claims for breach of fiduciary duty on the Company’s behalf against its former directors and, in certain of the complaints, certain of the Company’s former officers and former employees, based on substantially similar facts as alleged in the putative shareholder securities class action complaint. The Company reached a settlement with the plaintiffs in these three cases which was approved by the U.S. District Court for the District of New Jersey on November 19, 2021, and which was fully covered by the Company's directors and officers insurance policy applicable to these cases.

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

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. See Note 5 for additional information on the Company’s commitments under collaboration and license agreements and commitments of contingent consideration.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases

The Company has a non-cancelable operating lease for office space in New York, New York, which began June 5, 2020 with a term through December 31, 2024. At inception of the lease, the Company recognized a current operating lease liability of $0.1 million and a non-current operating lease liability of $0.9 million with a corresponding ROU asset of $1.0 million, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC Topic 842 is the Company’s estimated incremental borrowing rate of 13%. As of December 31, 2021, the lease has a remaining term of 3.0 years.

Rent expense related to the Company's operating lease was approximately $0.3 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. The Company made cash payments related to operating leases of approximately $0.3 million during each of the years ended December 31, 2021 and 2020.

Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of December 31, 2021 (in thousands):

Total minimum lease payments:
2022	$311
2023	321
2024	330
Total future minimum lease payments	962
Less: imputed interest	(154)
Operating lease liability	$808

On December 6, 2021, the Company entered into a sublease amendment to expand its office space in New York, New York. In accordance with the agreement, the commencement of the sublease will not begin until the sublandlord has vacated and made the space available and ready for use, which did not occur until February 21, 2022. Therefore, no amounts associated with the sublease amendment were recognized in the consolidated financial statements for the year ended December 31, 2021. On February 22, 2022, a commencement date was reached as the Company took over the space and will begin making additional rental payments of approximately $0.2 million per year through December 31, 2024.

9. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of December 31, 2021 and 2020.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

On April 16, 2021, the Company entered into the Sales Agreement with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. During the year ended December 31, 2021, the Company sold 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million.

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

Shares of common stock reserved for future issuance are as follows (in thousands):

December 31, 2021
Warrants outstanding	519
Stock options outstanding	534
Restricted stock units outstanding	200
Options reserved for future issuance under the Company’s 2019 Equity Incentive Plan	449
Shares reserved for future issuance under the Employee Stock Purchase Plans	311
Total shares of common stock reserved for future issuance	2,013

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2021 (in thousands, except per share data):

Warrant Issuance	Outstanding, December 31, 2020	Exercised	Outstanding, December 31, 2021	Exercise Price Per Share	Expiration
Warrants classified as equity:
January 2020 Offering	719	(410)	309	$3.93	July 2025
July 2020 PIPE Offering	445	(420)	25	$3.30	August 2025
July 2018 Offering	141	(9)	132	$7.50	July 2023
March 2019 Exercise Agreement	63	(33)	30	$7.50	March 2024
Other	10	(1)	9	$306.66	December 2022 - June 2024
	1,378	(873)	505
Warrants classified as liability:	14	—	14	$729.94	January 2022 - November 2023
	1,392	(873)	519

Warrants to acquire shares of common stock primarily consist of equity-classified warrants. In addition, warrants to acquire shares of common stock that may require the Company to settle in cash are liability-classified warrants.

Warrants Classified as Equity

Equity-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings. During its evaluation of equity classification for warrants to acquire shares of common stock, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants to acquire shares of common stock do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings. These warrants may be settled in cash and were determined to not be indexed to the Company’s common stock. The liability-classified warrants are grouped within other warrants outstanding in the table above. The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as a change in fair value of warrant liability. The fair value of the warrants accounted for as liabilities is estimated using a Black-Scholes pricing model with the following inputs:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2021	2020
Risk free interest rate	0.65%	0.16%
Volatility	131.04%	150.38%
Expected term (years)	1.75	2.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

The changes in fair value of the warrant liability for the year ended December 31, 2021 and 2020 were as follows (in thousands):

Warrant Liability
Warrant liability, December 31, 2019	$52
Fair value of warrants exercised	(94)
Change in fair value of warrants	97
Warrant liability, December 31, 2020	55
Change in fair value of warrants	(15)
Warrant liability, December 31, 2021	$40

Deemed Dividend Arising from Warrant Modifications

On January 2, 2020, the Company amended the March 2019 Exercise Agreement warrants to provide for an exercise price of $7.50 per share (subject to adjustment for stock splits and the like). The reduced exercise price of the 63,000 New Warrants increased the fair value of these warrants by approximately $0.1 million during the year ended December 31, 2020, which was recorded as a deemed dividend increasing the net loss attributable to common stockholders and additional paid-in-capital.The expected volatility assumptions are based on the Company's implied volatility. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the time of valuation. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends on its shares of common stock.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company determined the initial transaction price of the single performance obligation to be $9.5 million, which includes the $7.5 million upfront fee as well as $2.0 million in development milestones that were assessed to be probable of being achieved at the inception of the 3DMed License Agreement and therefore were not

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

constrained. The Company achieved $2.0 million of these milestones during the year ended December 31, 2021. The Company determined that $192.5 million in future certain development, regulatory, and sales milestones is variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Since 3DMed is benefiting from the combined single performance obligation relating to the 3DMed License and the transfer of know-how as the technology transfer occurs, the Company recognized the transaction price over the technology transfer period, which was finalized in the second quarter of 2021. The revenue recognized is based an output method to measure progress, using a straight-line convention, which the Company believes reasonably approximates its efforts in satisfying the combined performance obligation. The Company recognized $7.6 million of license revenue during the year ended December 31, 2021. As of December 31, 2021, the initial transaction price of the single performance obligation of $9.5 million has been fully recognized as licensing revenue.

The following table presents a summary of the activity in the Company's deferred revenue during the year ended December 31, 2021 and 2020 (in thousands):

Deferred revenue, December 31, 2019	$—
Additions	7,500
Revenue recognized	(1,900)
Deferred revenue, December 31, 2020	5,600
Additions	2,000
Revenue recognized	(7,600)
Deferred revenue, December 31, 2021	$—

Cost of Contract Acquisition

The Company incurred contract acquisition costs (commissions) recorded as a contract asset amounting to approximately $1.4 million at inception of the 3DMed License Agreement which were capitalized under ASC 340-40 as incremental costs of obtaining the 3DMed License Agreement. These costs were amortized through general and administrative expense over the technology transfer period, commensurate with when the license revenue was recognized. The Company recognized $1.1 million and $0.3 million in expense associated with these costs during the years ended December 31, 2021 and 2020, respectively.

Cost of License Revenue

The Company incurred $0.2 million of sublicensing fees payable under its license from MSK in connection with the 3DMed License during the year ended December 31, 2021. There was no cost of license revenue during the year ended December 31, 2020.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for issuance of up to (i) 200,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate plus (ii) any shares of common stock that are represented by awards granted under the Company’s 2017 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 10, 2019. As of December 31, 2021, an aggregate of 2,684 shares of common stock under the 2017 Equity Incentive Plan were forfeited subsequent to September 10, 2019 and are available for future issuance.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of December 31, 2021, 449,476 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan. The number of shares reserved for issuance under the 2019 Equity Incentive Plan was automatically increased to 1,244,258 on January 1, 2022.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$126	$14
General and administrative	885	564
Total stock-based compensation	$1,011	$578

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards and the following assumptions were used for stock options granted during the years ended December 31, 2021 and 2020, respectively:

	Years Ended December 31,
	2021	2020
Risk free interest rate	1.05%	0.62%
Volatility	121.53%	106.24%
Expected lives (years)	6.18	6.15
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $6.98 and $1.53, respectively.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company accounts for forfeitures as they occur, therefore, outstanding stock options equal vested and expected to vest stock options.

As of December 31, 2021, there was $2.1 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.69 years.

The following table summarizes stock option activity of the Company for the years ended December 31, 2021 and 2020, respectively:

	Total Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	22	$112.81
Granted	186	1.87
Outstanding at December 31, 2020	208	13.38
Granted	326	8.00
Outstanding at December 31, 2021	534	$10.09	8.77	$681
Vested and exercisable at December 31, 2021	111	$20.39	8.01	$345

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2021 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2021 of $5.53 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

Time-Vested RSUs and RSUs with Performance Conditions

The Company granted RSUs pursuant to the Company's 2019 Equity Incentive Plan that will settle in shares of common stock. As of December 31, 2021, there was $0.6 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.39 years.

The following table summarizes RSU activity of the Company for the years ended December 31, 2021 and 2020, respectively:

	Total Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	—	$—
Granted	170	$1.89
Vested	—	$—
Unvested at December 31, 2020	170	$1.89
Granted	40	$8.00
Vested	(10)	$8.00
Unvested at December 31, 2021	200	$2.81

2021 Employee Stock Purchase Plan

On April 22, 2021, the Board of Directors adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP") which was approved by the Company's stockholders on June 8, 2021. The 2021 ESPP allows employees to

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

contribute up to 20% of their cash earnings, subject to a maximum of $25,000 per year under Internal Revenue Service rules, to be used to purchase shares of the Company's common stock on semi-annual purchase dates. The 2021 ESPP allows eligible employees to purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period during the term of the 2021 ESPP. The first offering period began in September 2021. There are currently 300,000 shares of common stock reserved for issuance under the 2021 ESPP.

2017 Employee Stock Purchase Plan

The Company also has the 2017 Employee Stock Purchase Plan (“2017 ESPP”). As of December 31, 2021, the Board of Directors has not established the various parameters under the 2017 ESPP and no shares have been delivered under the 2017 ESPP. There are 11,302 shares of common stock reserved for issuance under the 2017 ESPP as of December 31, 2021.

13. Income Taxes

The Company's loss before income taxes is as follows (in thousands):

	As of December 31,
	2021	2020
U.S.	$(6,956)	$(4,664)
Non - U.S.	(13,980)	(12,110)
	$(20,936)	$(16,774)

The components of federal and state income tax (benefit) are as follows (in thousands):

	As of December 31,
	2021	2020
Current
Federal	$—	$—
State	2	5
Foreign	—	—
Total current	2	5
Deferred expense
Federal	(239)	—
State	—	(22)
Foreign	—	—
Total deferred	(239)	(22)
Total income tax benefit	$(237)	$(17)

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2021	2020
Net operating loss carryforwards	$9,059	$7,155
Stock-based compensation	140	75
Licensing deduction deferral	3,236	4,059
Contingent consideration	62	973
Lease liability	170	208
Other	217	190
Gross deferred tax assets	12,884	12,660
Valuation allowance	(12,732)	(11,514)
Net deferred tax assets	$152	$1,146

The components of gross deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
In-process research and development not subject to future amortization for tax purposes	$—	$1,197
Right of use asset	152	188
Gross deferred tax liability	$152	$1,385

The net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Net deferred tax asset	$152	$1,146
Gross deferred tax liability	152	1,385
Net deferred tax liability	$—	$239

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows:

	As of December 31,
	2021	2020
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	(0.2)%	2.5%
Foreign rate differential	14.0%	15.2%
Permanent differences	0.2%	0.2%
Contingent consideration	—%	0.1%
Other	0.1%	11.0%
Valuation allowance	5.8%	(8.1)%
Effective income tax rate	(1.1)%	(0.1)%

At December 31, 2021, the Company had domestic federal and state net operating loss carryforwards of approximately $42.6 million and $2.0 million, respectively, available to reduce future taxable income, which expire

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

beginning in 2027. The income tax benefit for the years ended December 31, 2021 and 2020 relates to the indefinite lived deferred tax liabilities.

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

In assessing the need for a valuation allowance the Company may utilize indefinite-lived deferred tax liabilities from an indefinite-lived intangible asset as a future source of income. The Company’s IPR&D, as recorded in acquisition accounting, can be utilized as a source of income arising from the future reversal of temporary difference that can be offset against post 2017 indefinite-lived NOLs. Therefore, the Company is permitted to offset the indefinite-lived deferred tax liability up to the 80 percent limitation for NOL’s generated subsequent to January 1, 2018. The valuation allowance increased by $1.2 million for the year ended December 31, 2021, which was driven by the impairment charge recorded on the Company's IPR&D during the current year and resulting decrease in the related deferred tax liability.
The Company files income tax returns in the United States and various state jurisdictions. The Company is subject to tax examinations for the 2015 tax year and beyond. The Company does not recognize tax benefits that are not more-likely-than-not to be supported based upon the technical merits of the tax position taken. In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

As of December 31, 2021, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the near term. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Securities Act (CARES Act) was signed into law in the US in March 2020. The American Rescue Plan Act of 2021 ("American Rescue Plan") was subsequently signed into law on March 11, 2021 as a follow on to the CARES act to provide additional relief in connection with the ongoing COVID-19 pandemic. The CARES Act and American Rescue Plan adjusted a number of provisions in the tax code, including, among other things, the calculation and eligibility of certain deductions, the treatment of net operating losses and tax credits, provisions relating to PPP loan extension The enactment of the CARES Act and American Rescue Plan did not have a material impact on the Company's income tax provision or consolidated financial statements for the years ended December 31, 2021 and 2020.

14. Employee Benefit Plan

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $75,000 and $43,000 for the years ended December 31, 2021 and 2020, respectively. These amounts were charged to the consolidated statements of operations. The employer contributions vest immediately.

15. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2021 up through the date these consolidated financial statements were issued. Other than as disclosed below and elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance and Chief Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year pursuant to Regulation 14A for its 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year pursuant to Regulation 14A for its 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year pursuant to Regulation 14A for its 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year pursuant to Regulation 14A for its 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year pursuant to Regulation 14A for its 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 7, 2017, by and among the Registrant, Galena Bermuda Merger Sub, Ltd., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc. and SELLAS Life Sciences Group Ltd, as amended (included as Annex A to the proxy statement/prospectus/consent solicitation statement)	8-K	2.1	August 8, 2017
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	March 12, 2018
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 6, 2019
3.4	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1	Form of Common Stock Certificate	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012	10-K	10.2	March 28, 2012
4.4	Warrant issued to EQC Private Markets SAC Fund Ltd – EQC Biotech Sely I Fund	8-K	10.5	January 5, 2018
4.5	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
4.6	Amendment to Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.2	July 9, 2019
4.7	Form of Warrant issued in exchange of Series A Preferred Stock in connection with July 2018 public offering	8-K	10.3	July 18, 2018
4.8	Form of New Warrant issued in connection with Warrant Exercise Agreement dated March 6, 2019	8-K	4.1	March 6, 2019
4.9	Warrant Agreement, including form of accompanying Common Warrant as Exhibit B thereto, dated as of June 18, 2019, among the Registrant, Computershare Inc., and Computershare Trust Company N.A.	8-K	10.1	June 18, 2019
4.10	Form of Pre-Funded Warrant in connection with June 2019 public offering	8-K	10.2	June 18, 2019
4.11	Form of Warrant in connection with January Registered Direct 2020	8-K	4.1	January 10, 2020
4.12	Form of Pre-Funded Warrant in connection with January registered Direct 2020 Offering	8-K	4.2	January 10, 2020
4.13	Form of Warrant in connection with July 2020 Private Placement	8-K	4.1	August 4, 2020
4.14	Form of Warrant issued pursuant to that certain Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	4.1	March 12, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
4.15	Description of Securities	10-K	4.41	March 13, 2020
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors	8-K	10.1	March 12, 2018
10.1*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1	S-4/A	10.61	October 30, 2017
10.2*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1	S-4/A	10.63	October 30, 2017
10.3*	2017 Equity Incentive Plan of the Registrant	8-K	10.10	January 5, 2018
10.4*	2017 Employee Stock Purchase Plan of the Registrant	8-K	10.11	January 5, 2018
10.5*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.6*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.7*	Employment Agreement by and between the Registrant and Angelos Stergiou, effective July 1, 2019	10-Q	10.3	May 14, 2020
10.8*	Letter Employment Agreement by and between the Registrant and Barbara Wood, dated March 14, 2018	8-K	10.1	March 19, 2018
10.9*	Employment Agreement by and between the Registrant and John Burns, effective as of January 11, 2018	8-K	10.1	January 18, 2018
10.10*	Change in Control Severance Agreement by and between the Registrant and Dragan Cicic, M.D.	8-K	10.1	December 16, 2021
10.11+	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.1	August 15, 2011
10.12	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.2	August 15, 2011
10.13	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.3	August 15, 2011
10.14	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.4	August 15, 2011
10.15+	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.5	August 15, 2011

Exhibit Number	Description	Form	Exhibit	Filing Date
10.16+	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.)	10-Q	10.6	August 15, 2011
10.17	Scientific Advisory Agreement between the Registrant (formerly Galena Biopharma, Inc.) and George E. Peoples, Ph.D., dated April 13, 2011	10-Q	10.10	August 15, 2011
10.18+	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Registrant (formerly Galena Biopharma, Inc.) and its wholly owned subsidiary, Apthera, Inc.	10-Q	10.12	August 15, 2011
10.19+	Exclusive License Agreement, dated as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., The Board of Regents of the University of Texas System, The University of Texas M. D. Anderson Cancer Center and the Registrant (formerly Galena Biopharma, Inc.)	8-K	10.1	September 21, 2011
10.20+	License Agreement, effective as of April 30, 2009, between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.	10-K	10.45	March 28, 2012
10.21	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and the Registrant	10-K	10.46	March 28, 2012
10.22+	License and Supply Agreement, effective December 3, 2012, by and between the Registrant and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals	10-K	10.43	March 12, 2013
10.23+	License and Development Agreement, dated January 13, 2014, between the Registrant and Dr. Reddy’s Laboratories, Ltd.	10-K	10.36	March 17, 2014
10.24+	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.	10-K	10.37	March 17, 2014
10.25	Amendment of the Exclusive License Agreement by and between Mills Pharmaceuticals, LLC and BioVascular, Inc.	8-K	10.1	September 11, 2017
10.26+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017	S-4/A	10.65	October 30, 2017
10.27	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	8-K	10.8	January 5, 2018
10.28	Form of Warrant Exercise Agreement dated March 6, 2019	8-K	10.1	March 6, 2019
10.29*	2019 Equity Incentive Plan	S-8	99.1	March 13, 2020
10.30*	Form of Stock Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan.	10-K	10.48	March 13, 2020
10.31*	Form of Restricted Stock Unit Grant and Agreement under the 2019 Equity Incentive Plan.	10-K	10.49	March 13, 2020
10.32	Amendment to Warrant to Purchase Common Stock dated January 2, 2020 between the Registrant and the holders	8-K	10.1	January 7, 2020
10.33	Securities Purchase Agreement dated January 9, 2020 between the Registrant and certain Investors	8-K	10.1	January 10, 2020
10.34	Form of Placement Agent Agreement	8-K	1.1	January 10, 2020
10.35	Sublease dated June 5, 2020 between the Registrant and Riemer & Braunstein LLP	8-K	10.1	June 11, 2020
10.36	First Amendment to Sublease dated December 6, 2021 between the Registrant and Riemer & Braunstein LLP

Exhibit Number	Description	Form	Exhibit	Filing Date
10.37*	2021 Employee Stock Purchase Plan	S-8	99.4	August 13, 2021
10.38	Securities Purchase Agreement dated July 31, 2020 between the Registrant and certain institutional and accredited investors	8-K	10.1	August 4, 2020
10.39	Form of Registration Rights Agreement	8-K	10.2	August 4, 2020
10.40	Exclusive License Agreement dated December 7, 2020 among the Registrant, SLSG Limited, LLC and 3D Medicines Inc.	8-K	10.1	January 28, 2021
10.41	Share Purchase Agreement dated December 13, 2020 between the Registrant and certain investors	8-K	10.1	December 14, 2020
10.42	Termination Agreement between the Registrant, The Henry M. Jackson Foundation, and the MD Anderson Cancer Center, dated February 4, 2021	10-K	10.50	March 23, 2021
10.43	Controlled Equity OfferingSM Sales Agreement, dated as of April 16, 2021, by and among SELLAS Life Sciences Group, Inc. and Cantor Fitzgerald & Co.	S-3	1.2	April 16, 2021
14.1	Code of Business Conduct and Ethics	8-K	14.1	January 5, 2018
21.1	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Powers of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	The certification attached as Exhibit 32.1 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) or 601(b)(10)(iv), as applicable, of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: March 31, 2022	By:	/s/ Angelos M. Stergiou

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

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2022
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2022
John T. Burns, CPA

/s/ Jane Wasman	Chair of the Board of Directors	March 31, 2022
Jane Wasman

/s/ David Scheinberg	Director	March 31, 2022
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 31, 2022
Robert Van Nostrand

/s/ John Varian	Director	March 31, 2022
John Varian