Form 10-Q
period 2022-03-31
SELLAS Life Sciences Group, Inc.
filed 2022-05-12
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of May 11, 2022, SELLAS Life Sciences Group, Inc. had outstanding 20,535,629 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2022

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The COVID-19 pandemic has caused a widespread global health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. We expect the COVID-19 pandemic may continue to have both a direct and an indirect impact on our business operations and financial results and the business operations of our partners and collaborators; the extent of the impact on our clinical development and regulatory efforts and those of our partners and collaborators, our corporate development objectives, our financial position and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new variants, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, including China, and the effectiveness of actions taken globally to contain and treat the disease, including the availability of safe and effective vaccines and the uptake thereof. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("SEC") on March 31, 2022 ("2021 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$14,252	$21,355
Restricted cash and cash equivalents	100	100
Accounts receivable	1,000	—
Prepaid expenses and other current assets	2,487	1,589
Total current assets	17,839	23,044
Operating lease right-of-use assets	1,127	723
Goodwill	1,914	1,914
Deposits and other assets	554	594
Total assets	$21,434	$26,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$2,144
Accrued expenses and other current liabilities	3,012	2,640
Operating lease liabilities	325	198
Acquired in-process research and development payable	4,500	—
Total current liabilities	10,679	4,982
Acquired in-process research and development payable, non-current	5,500	—
Operating lease liabilities, non-current	883	610
Warrant liability	51	40
Contingent consideration	296	296
Total liabilities	17,409	5,928
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 15,905,999 and 15,895,637 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	159,370	158,948
Accumulated deficit	(155,347)	(138,603)
Total stockholders’ equity	4,025	20,347
Total liabilities and stockholders’ equity	$21,434	$26,275

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Licensing revenue	$1,000	$5,700
Operating expenses:
Cost of licensing revenue	100	100
Research and development	4,611	4,284
Acquired in-process research and development	10,000	—
General and administrative	3,024	3,561
Total operating expenses	17,735	7,945
Operating loss	(16,735)	(2,245)
Non-operating income (expense), net:
Change in fair value of warrant liability	(11)	(31)
Change in fair value of contingent consideration	—	(129)
Interest income	2	2
Total non-operating expense, net	(9)	(158)
Net loss	$(16,744)	$(2,403)

Per share information:
Net loss per common share, basic and diluted	$(1.05)	$(0.16)
Weighted-average common shares outstanding, basic and diluted	15,897,479	14,877,317

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	15,895,637	$2	$158,948	$(138,603)	$20,347
Issuance of common stock under employee stock purchase plan	10,362	—	47	—	47
Stock-based compensation	—	—	375	—	375
Net loss	—	—	—	(16,744)	(16,744)
Balance at March 31, 2022	15,905,999	$2	$159,370	$(155,347)	$4,025

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	14,254,554	$1	$145,864	$(117,904)	$27,961
Issuance of common stock and common stock warrants, net of issuance costs	830,200	1	2,999	—	3,000
Stock-based compensation	—	—	184	—	184
Net loss	—	—	—	(2,403)	(2,403)
Balance at March 31, 2021	15,084,754	$2	$149,047	$(120,307)	$28,742

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,744)	$(2,403)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development expense	10,000	—
Non-cash stock-based compensation	375	184
Change in operating lease right of use assets	45	—
Change in fair value of common stock warrants	11	31
Change in fair value of contingent consideration	—	129
Changes in operating assets and liabilities:
Contract asset	—	(564)
Accounts receivable	(1,000)
Prepaid expenses and other assets	(606)	(2,683)
Accounts payable	667	(897)
Accrued expenses and other current liabilities	151	634
Operating lease liabilities	(49)
Deferred revenue	—	(4,700)
Net cash used in operating activities	(7,150)	(10,269)
Cash flows from financing activities:
Proceeds from employee stock purchases	47	—
Net proceeds from exercise of warrants	—	3,000
Net cash provided by financing activities	47	3,000
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(7,103)	(7,269)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	21,455	35,402
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$14,352	$28,133

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$2	$—
Supplemental disclosure of non-cash investing and financing activities:
Payable for acquired in-process research and development	$10,000	$—
Increase in operating right of use asset and current and non-current lease liability	$449	$—
Deferred offering expenses included in accounts payable and accrued expenses and other current liabilities	$252	$—

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company" or "SELLAS") is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. SELLAS' second product candidate is GFH009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which is licensed from GenFleet Therapeutics (Shanghai), Inc., for all therapeutic and diagnostic uses in the world outside of Greater China.

2. Liquidity

On April 5, 2022, the Company closed an underwritten public offering (the "April 2022 Offering"), issuing 4,629,630 shares of common stock and accompanying common stock warrants to purchase an aggregate of 4,629,630 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $5.40 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of the Company’s common stock at an exercise price of $5.40 per share. The common stock warrants are exercisable immediately and will expire on April 5, 2027, five years from the date of issuance. The net proceeds to the Company from the April 2022 Offering, after deducting the underwriting discounts and commissions and other offering expenses, and excluding the exercise of any warrants, were approximately $23.0 million.

On March 31, 2022, the Company entered into an exclusive license agreement with GenFleet Therapeutics (Shanghai) Inc. ("GenFleet") pursuant to which GenFleet granted to the Company a sublicensable, royalty-bearing license, under certain of its intellectual property, to develop, manufacture, and commercialize a small molecule CDK9 inhibitor for the treatment, diagnosis or prevention of disease in humans and animals in all countries and territories of the world, other than mainland China, Hong Kong, Macau and Taiwan (the "GFH009 Territory"). The CDK9 inhibitor, GFH009, is currently in a Phase 1 clinical trial in the United States and China.

In consideration for the exclusive license, the Company has agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, $4.5 million of which was payable within 30 days of the effective date of the license agreement, and $5.5 million of which is due upon the first day of the 15th calendar month following the effective date of the license agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company has also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of GFH009 in the GFH009 Territory ranging from the low to high single digits.

On March 31, 2022, the Company announced that an investigational new drug ("IND") application filed by 3D Medicines Inc. ("3DMed"), pursuant to its Exclusive License Agreement with the Company (the “3DMed License Agreement) for a small Phase 1 clinical trial investigating safety of GPS in China, was approved by China's National Medical Products Administration ("NMPA"). The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was received subsequent to March 31, 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of March 31, 2022, which milestones are variable in nature and not under the Company's control. The current clinical development plan provides for initiation of a Phase II clinical trial following receipt of satisfactory safety data from the Phase 1 clinical trial; the initiation of the Phase II clinical trial will trigger a milestone payment to the Company which is expected in the second half of 2022 subject to any potential delays due to COVID-related lockdowns in China.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2021, the Company sold a total of 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. There were no sales of shares of common stock under the Sales Agreement during the three months ended March 31, 2022. There remains approximately $40.5 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of March 31, 2022, has an accumulated deficit of $155.3 million. During the three months ended March 31, 2022, the Company incurred a net loss of $16.7 million, which includes a one-time $10.0 million expense for acquired in-process research and development related to the upfront license fee for GFH009, and used $7.2 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

As of March 31, 2022, the Company had cash and cash equivalents of approximately $14.3 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects that its cash and cash equivalents, together with the net proceeds of approximately $23.0 million from the April 2022 Offering, will be sufficient to fund current planned operations for at least the next 12 months from the date of issuance of these financial statements, though it may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research and development programs or be unable to expand its operations or otherwise prepare for the potential regulatory approval and commercialization of its product candidates, assuming positive data.

3. Basis of Presentation and Significant Accounting Policies

The Company's complete summary of significant accounting policies can be found in "Item 8. Financial Statements and Supplementary Data - Note 3. Basis of Presentation and Significant Accounting Policies" in the audited annual consolidated financial statements included in the 2021 Annual Report. The significant accounting policies summarized and included in the 2021 Annual Report have not materially changed, except as set forth below.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and its wholly owned subsidiaries, SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company, SLSG Limited, LLC, Sellas Life Sciences Limited, and Apthera, Inc.

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2021 Annual Report. The accompanying consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2021 have been derived from the audited financial statements as of that date.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from the Delta and Omicron variants, continues to disrupt the Company’s business operations and those of its collaborators, including 3DMed and GenFleet contractors, contract research organizations (“CROs”), suppliers, clinical sites, contract manufacturing organizations (“CMOs”), and other partners. The COVID-19 pandemic could affect the health and availability of the Company’s workforce and that of the third-parties it relies on, such as its CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the U.S. Food and Drug Administration (“FDA”) and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. The Company is continuously monitoring the impact of the pandemic on its clinical development programs. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, and the actions to contain COVID-19 or treat its impact, including continuing or new lockdowns, among others.

Accounts Receivable

Accounts receivable are carried at face value less any provision for uncollectible amounts. As of March 31, 2022, the Company had $1.0 million of accounts receivable related to the IND approval by the NMPA which triggered a $1.0 million milestone payment to the Company pursuant to the 3DMed License Agreement. The Company received the $1.0 million milestone payment in the second quarter of 2022.

Deferred Offering Costs

The Company accounts for offering costs in according with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs within prepaid expenses and other current assets in the consolidated balance sheet. The deferred offering costs are netted against the gross proceeds of the offering in stockholders' equity upon completion of the subsequent offering.

Acquired In-Process Research and Development

Costs incurred in obtaining technology licenses are immediately recognized as acquired in-process research and development expense, provided the technology licensed has no alternative future use. Payments related to contingent consideration such as development milestones, commercial milestones and royalties (Note 5) will be recognized when the contingency is probable and reasonably estimable as prescribed by ASC 450, Contingencies.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Common stock warrants	518	561
Stock options	1,006	486
RSUs	297	210
	1,821	1,257

Recent Accounting Standards Adopted

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 1, 2022 and did not have a material impact on the Company's consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14,000	$14,000	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$14,100	$14,100	$—	$—
Liabilities:
Warrant liability	$51	$—	$—	$51
Contingent consideration	296	—	—	296
Total liabilities measured and recorded at fair value	$347	$—	$—	$347

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,000	$21,000	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$21,100	$21,100	$—	$—
Liabilities:
Warrant liability	$40	$—	$—	$40
Contingent consideration	296	—	—	296
Total liabilities measured and recorded at fair value	$336	$—	$—	$336

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2022 or during the year ended December 31, 2021. See Note 9, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the three months ended March 31, 2022.

A reconciliation of the change in the fair value of the contingent consideration liability for the three months ended March 31, 2022 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2021	$296
Change in the estimated fair value of the contingent consideration	—
Contingent consideration, March 31, 2022	$296

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The contingent consideration relates to the future contingent payments of up to $32.0 million based on the achievement of certain development and commercial milestones relating to the Company’s nelipepimut-S ("NPS") product candidate, of which $2.0 million has been paid to date. The remaining contingent consideration of up to $30.0 million is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration, unless it has first obtained approval from its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules. The fair value of the contingent consideration is measured at the end of each reporting period using Level 3 inputs. The fair value of development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach and the fair value of net sales milestones is estimated utilizing an option pricing model with Monte Carlo simulation.

The following significant unobservable inputs were used in the valuation of the contingent consideration liability:

	As of March 31, 2022	As of December 31, 2021
Potential milestone payments	$0 - $30 million	$0 - $30 million
Discount rate	15.5%	15.5%
Cumulative probability of success	5.3%	5.3%
Projected years of payments	2028 - 2031	2028 - 2031

5. Acquired In-Process Research and Development

Exclusive License Agreement with GenFleet Therapeutics (Shanghai) Inc.

On March 31, 2022, the Company entered into an exclusive license agreement with GenFleet pursuant to which GenFleet granted to the Company a sublicensable, royalty-bearing license, under certain of its intellectual property, to develop, manufacture, and commercialize GFH009 for the treatment, diagnosis or prevention of disease in humans and animals in the GFH009 Territory. GFH009 is currently in a Phase 1 clinical trial in the United States and China.

In consideration for the exclusive license, the Company has agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, $4.5 million of which was payable within 30 days of the effective date of the license agreement, and $5.5 million of which is due upon the first day of the 15th calendar month following the effective date of the license agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company has also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of GFH009 in the GFH009 Territory ranging from the low to high single digits.

During the three months ended March 31, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use, $4.5 million of which was paid in April 2022 and the remaining $5.5 million expected to be paid by the end of the second quarter of 2023 upon the occurrence of events deemed probable to occur as of March 31, 2022. As of March 31, 2022, the Company recorded a current and non-current payable related to the acquired in-process research and development in the consolidated balance sheet in the amounts of $4.5 million and $5.5 million, respectively.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Insurance	$1,262	$217
Clinical development	811	1,309
Deferred offering costs	252	—
Professional fees	151	36
Other	11	27
Prepaid expenses and other current assets	$2,487	$1,589

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Clinical trial costs	$2,049	$1,325
Compensation and related benefits	446	989
Professional fees	261	165
Other	256	161
Accrued expenses and other current liabilities	$3,012	$2,640

7. Commitments and Contingencies

Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began on June 5, 2020, was amended in February 2022 to add additional space, and has a term through December 31, 2024. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract.

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13.95%. As of March 31, 2022, the leases have a remaining term of 2.75 years. Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended March 31, 2022 and 2021. The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended March 31, 2022 and 2021.

Future minimum lease payments are as follows as of March 31, 2022 (in thousands):

Future minimum lease payments:
2022 (remaining)	$378
2023	518
2024	533
Total future minimum lease payments	1,429
Less: imputed interest	(221)
Current and non-current operating lease liabilities	$1,208

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of the date hereof, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. As of March 31, 2022 there was no pending or threatened litigation.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of March 31, 2022 and December 31, 2021.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of March 31, 2022, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	518
Stock options outstanding	1,006
RSUs outstanding	297
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	672
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	290
Shares reserved for future issuance under the 2017 Employee Stock Purchase Plan	14
Total common stock reserved for future issuance	2,797

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
9. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the three months ended March 31, 2022 (in thousands):

Warrant Issuance	Outstanding, December 31, 2021	Canceled/Expired	Outstanding, March 31, 2022	Exercise Price per Share	Expiration
Warrants classified as equity:
January 2020 Offering	309	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	25	$3.30	August 2025
July 2018 Offering	132	—	132	$7.50	July 2023
March 2019 Exercise Agreement	30	—	30	$7.50	March 2024
Other	9	—	9	$306.66	December 2022 - June 2024
	505	—	505
Warrants classified as liability	14	(1)	13	$7.50	September 2023 - November 2023
	519	(1)	518

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

	March 31, 2022	December 31, 2021
Risk free interest rate	1.96%	0.65%
Volatility	140.67%	131.04%
Expected term (years)	1.50	1.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The changes in fair value of the warrant liability for the three months ended March 31, 2022 were as follows (in thousands):

Warrant liability, December 31, 2021	$40
Change in fair value of warrants	11
Warrant liability, March 31, 2022	$51

10. License Revenue

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

The Company determined the initial transaction price of the single performance obligation to be $9.5 million, which included the $7.5 million upfront fee as well as $2.0 million in development milestones that were assessed as probable of being achieved at the inception of the 3DMed License Agreement and therefore were not constrained. As of December 31, 2021, the full $9.5 million initial transaction price was fully recognized as licensing revenue. The Company determined that the remaining $192.5 million in certain future development, regulatory, and sales milestones is variable consideration subject to constraint at inception. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

On March 31, 2022, the Company announced that an IND application filed by 3DMed, pursuant to its 3DMed License Agreement for GPS, for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's NMPA. The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was received subsequent to March 31, 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of March 31, 2022, which milestones are variable in nature and not under the Company's control. The current clinical development plan provides for initiation of a Phase II clinical trial following receipt of satisfactory safety data from the Phase 1 clinical trial; the initiation of the Phase II clinical trial will also trigger a milestone payment to the Company which is expected in the second half of 2022 subject to any potential delays due to COVID-related lockdowns in China.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was $1.0 million in license revenue recognized during the three months ended March 31, 2022, and $5.7 million of license revenue recognized during the three months ended March 31, 2021.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

There was $0.1 million in cost of license revenue for sublicensing fees incurred during the three months ended March 31, 2022, and 2021 under the Company's license from MSK in connection with the 3DMed License Agreement.

11. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, which provided for the issuance of up to approximately 22,000 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, which currently allows for issuance of up to approximately 1,964,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of March 31, 2022, approximately 672,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$55	$14
General and administrative	320	170
Total stock-based compensation	$375	$184

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the three months ended March 31, 2022:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	534	$10.09	8.77	$681
Granted	472	5.31
Outstanding at March 31, 2022	1,006	$7.85	9.14	$1,540
Options exercisable at March 31, 2022	214	$14.43	8.27	$500

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2022 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 31, 2022 of $6.68 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the nine months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended March 31,
	2022	2021
Risk free interest rate	1.79%	1.03%
Volatility	130.43%	121.20%
Expected lives (years)	6.20	6.17
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and March 31, 2021 was $4.79 and $6.98, respectively.

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

As of March 31, 2022, there was $4.0 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 3.12 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the three months ended March 31, 2022:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	200	$2.81
Granted	97	$5.34
Unvested at March 31, 2022	297	$3.64

As of March 31, 2022, there was $1.0 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.76 years. No RSUs vested during the three months ended March 31, 2022.

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

During the three months ended March 31, 2022, 10,362 shares of common stock were purchased by employees under the 2021 ESPP. There are currently 289,638 shares of common stock reserved for issuance under the 2021 ESPP as of March 31, 2022.

2017 Employee Stock Purchase Plan

The Company also has the 2017 Employee Stock Purchase Plan ("2017 ESPP"). As of March 31, 2022, the Board of Directors has not established the various parameters under the 2017 ESPP and no shares have been delivered under the 2017 ESPP. There are 14,302 shares of common stock reserved for issuance under the 2017 ESPP as of March 31, 2022.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2022 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2022, or our 2021 Annual Report, and our other public reports filed with the SEC.

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel cancer therapies for a broad range of indications. Our product development candidates currently include galinpepimut-S, or GPS, and GFH009. We are pursuing an outlicensing strategy for a third product candidate, nelipepimut-S, or NPS.

Galinpepimut-S, or GPS

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

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., or 3DMed, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as our next generation heptavalent immunotherapeutic GPS Plus, which is at preclinical stage, across all therapeutic and diagnostic uses in the Greater China territory (mainland China, Hong Kong, Macau and Taiwan). We have retained sole rights to GPS and GPS Plus outside of the Greater China area. On March 30, 2022, an investigational new drug, or IND, application filed by 3DMed to initiate the first clinical trial in China for 3D189, also known as GPS, was approved by China’s National Medical Products Administration, or NMPA. The IND is for a small Phase 1 clinical trial investigating safety. The approval by the NMPA triggered a $1.0 million milestone payment to the Company which was received in the second quarter of 2022.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm “basket” type clinical study of GPS in combination with Merck & Co., Inc.’s, or Merck, anti-PD-1 therapy, Keytruda® (pembrolizumab). In 2020, we and Merck determined to focus on ovarian cancer (second or third line WT1+ relapsed or refractory metastatic ovarian cancer). We reported updated clinical and initial immune response data from this study in June 2021. In February 2022, we reported that we had completed enrollment of 17 evaluable patients in this study. Data from 15 of the 17 evaluable patients is expected to be examined by mid-2022, with final data analysis for all evaluable patients expected by the end of 2022.

In February 2020, we commenced a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy at MSK. In June 2021, we announced updated data from this study. Completion of enrollment of a target total of 10 evaluable patients is expected during the second half of 2022. We expect to report additional clinical and immune response data in the first half of 2022.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track designation for AML, MPM, and MM from the FDA.

GFH009

On March 31, 2022, we entered into an exclusive license agreement with GenFleet Therapeutics (Shanghai), Inc., or GenFleet, a clinical-stage biotechnology company developing cutting-edge therapeutics in oncology and immunology, that grants rights to us for the development and commercialization of GFH009, a highly selective small molecule cyclin-dependent kinase 9, or CDK9, inhibitor, across all therapeutic and diagnostic uses worldwide outside of mainland China, Hong Kong, Macau and Taiwan.

CDK9 activity has been shown to correlate negatively with overall survival in a number of cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, and melanoma, and endometrial, lung, prostate, breast and ovarian cancer. As demonstrated in pre-clinical and clinical data, to date, GFH009’s high selectivity has the potential to reduce toxicity as compared to older CDK9 inhibitors and other next-generation CDK9 inhibitors currently in clinical development.

GFH009 is currently in Phase 1 clinical trials in the United States and China. There are six dose levels in this dose-escalating trial of up to 80 patients (2.5 mg, 4.5 mg, 9 mg, 15 mg, 22.5 mg, and 30 mg) and the indications are relapsed/refractory AML, chronic lymphocytic leukemia, or CLL, small lymphocytic leukemia, or SLL, and lymphoma. The fifth dose level (22.5 mg) cohort of the study (in relapsed/refractory AML) began in early April 2022. GFH009 is administered twice a week in this study. The primary goal of the trial is to establish the maximum tolerated dose and to assess safety. We expect the trial to be completed by the end of 2022.

Following completion of the Phase 1 clinical trial and achievement of a maximum tolerated dose, we intend to commence a Phase 2 clinical trial of GFH009 in combination with venetoclax and azacitidine in AML patients. The current standard of care for the vast majority of AML patients, including older patients, is venetoclax in combination with a hypomethylating agent such as azacitidine. GFH009 has shown in preclinical models a strong synergy with venetoclax.

The goal of the Phase 2 clinical trial, which we expect to initiate by the end of the second quarter of 2023, would be to show improved efficacy of venetoclax and would include patients who are resistant to venetoclax. We also intend to commence a Phase 1/2 basket clinical trial of monotherapy GFH009 in pediatric soft tissue sarcomas including Ewing’s sarcoma and rhabdomyosarcoma in late 2022 or early 2023 and complete by the end of 2023. We believe positive results from this program could provide the basis for a rare pediatric disease priority voucher.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy that targets human epidermal growth factor receptor 2, or HER2, expressing cancers. We do not currently plan to conduct or fund a further development program for NPS and are seeking to out-license the asset.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from the Delta and Omicron variants, continues to disrupt our business operations and those of our collaborators, including 3D Med and GenFleet, contractors, contract research organizations, or CROs, suppliers, clinical sites, contract manufacturing organizations, or CMOs, and other partners. The COVID-19 pandemic could affect the health and availability of our workforce and that of the third-parties we rely on, such as our CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the FDA and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance, which provides for a hybrid of remote and in-office work. We are continuously monitoring the impact of the pandemic on our clinical development programs and on those of our partners, 3DMed and GenFleet. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States, Europe and Asia continuing. However, since the onset of the COVID-19 pandemic, we have observed that, at certain times and in certain instances, clinical site initiations, patient screening and patient enrollment have been delayed. These delays are likely due to many reasons, which have been changing and evolving as the COVID-19 pandemic itself has evolved, including the prioritization of hospital resources towards the care of patients with COVID-19, delays in reviews and approvals by independent institutional review boards, or IRBs, and/or ethics committees at clinical sites, the challenges for clinicians and patients to comply with clinical trial protocols due to quarantines impeding patient movement or interrupting operations at sites, restrictions on travel and, most recently, inadequate staffing at clinical sites, supply chain-related delays, materials shortages and, most recently, lockdowns in China. Throughout the United States, Europe and Asia, newly initiated sites have taken longer than expected to become fully operational and begin enrolling patients. We are continuing to monitor each clinical site through our CROs as well as conducting direct outreach to investigators and study staff through site visits investigator meetings and other modes of communication. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, and the actions to contain COVID-19 or treat its impact, including continuing or new lockdowns, among others.

Components of Results of Operations

License Revenue

License revenue consists of revenue recognized pursuant to our Exclusive License Agreement with 3DMed dated December 7, 2020, or the 3DMed License Agreement. In the future, we may generate revenue from a combination of reimbursements, up-front payments, milestone payments and royalties in connection with the 3DMed License Agreement.

Cost of License Revenue

Cost of license revenue consists of sublicensing fees incurred under our license from MSK in connection with the 3DMed License Agreement.

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
•the number of clinical sites and participating countries included in the trials;
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

Research and development activities are central to our business model. Oncology product candidates in the later stages of clinical development generally have higher development costs than those in the earlier stages of clinical development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase for the foreseeable future as we conduct and complete our ongoing early and late stage clinical trials and initiate additional clinical trials.

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

Acquired In-Process Research and Development

Acquired in-process research and development consists of costs to acquire or license product candidates from third-parties for development with no alternative future use.

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

If and when we believe that regulatory approval of a product candidate appears likely, we anticipate that an increase in general and administrative expenses will occur as a result of our preparation for commercial operations, particularly as it relates to the sales and marketing of such product candidate. Oncology product commercialization may take several years and millions of dollars in development costs.

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, and interest income. Interest income primarily reflects interest earned from our cash and cash equivalents.

Critical Accounting Policies and Estimates

In the 2021 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2021 that are not included in Note 3 of the accompanying consolidated financial statements for the three months ended March 31, 2022. Readers are encouraged to read the 2021 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Licensing revenue	$1,000	$5,700	$(4,700)
Operating expenses:
Cost of license revenue	100	100	—
Research and development	4,611	4,284	327
Acquired in-process research and development	10,000	—	10,000
General and administrative	3,024	3,561	(537)
Total operating expenses	17,735	7,945	9,790
Operating loss	(16,735)	(2,245)	(14,490)
Non-operating income (expense), net	(9)	(158)	149
Net loss	$(16,744)	$(2,403)	$(14,341)

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

Licensing revenue was $1.0 million for the three months ended March 31, 2022 and was related to China's NMPA approving an IND application for a small Phase I clinical trial investigating safety of GPS in China, which triggered a development milestone under the 3DMed License Agreement. Licensing revenue was $5.7 million for the three months ended March 31, 2021 and was related to the initial transaction price of $9.5 million under the 3DMed License Agreement, which was recognized over a period of time to satisfy the out-licensing of intellectual property rights and transfer of technical know-how.

Cost of License Revenue

We incurred $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the three months ended March 31, 2022 and 2021.

Research and Development
Research and development expenses were $4.6 million for the three months ended March 31, 2022 compared to $4.3 million for the three months ended March 31, 2021. The $0.3 million increase was primarily attributable to a $1.3 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML and a $0.3 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $1.1 million decrease in manufacturing expenses due to the timing of the manufacturing of registration batches of GPS in the prior year and a $0.2 million decrease in other research and development expenses. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and GFH009, including our Phase 3 clinical trial of GPS in AML, the ongoing basket trial of GPS in combination with pembrolizumab, and the ongoing Phase 1 clinical trial of GFH009.

Acquired In-Process Research and Development

During the three months ended March 31, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of GFH009. There was no acquired in-process research and development during the three months ended March 31, 2021.

General and Administrative

General and administrative expenses were $3.0 million for the three months ended March 31, 2022 compared to $3.6 million for the three months ended March 31, 2021. The $0.6 million decrease was primarily due to a $0.8 million decrease related to the amortization of contract asset costs associated with the 3DMed License Agreement in the prior year with no comparable expense in the current year and a $0.3 million decrease in professional service fees. These decreases were partially offset by a $0.4 million increase in personnel related expenses, including a $0.2 million increase in non-cash stock-based compensation, due to increased headcount and a $0.1 million increase in other general and administrative expenses.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three months ended March 31, 2022 and 2021, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Change in fair value of warrant liability	$(11)	$(31)	$20
Change in fair value of contingent consideration	—	(129)	129
Interest income	2	2	—
Total non-operating income (expense), net	$(9)	$(158)	$149

Net non-operating expense was nominal for the three months ended March 31, 2022.

Net non-operating expense of $0.2 million during the three months ended March 31, 2021 was primarily due to the increase in the change in the fair value of the contingent consideration liability and a slight increase in the change in the fair value of the warrant liability partially offset by nominal interest income. The change in the fair value of contingent consideration liability reflects the interest component of contingent consideration related to the passage of time. The increase in the estimated fair value of our warrant liability was primarily due to an increase in our common stock price. Interest income consisted of interest earned from our cash and cash equivalents.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2022 and 2021. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the three months ended March 31, 2022 and 2021. Through March 31, 2022, the Company has only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

On April 5, 2022, we consummated an underwritten public offering, or the April 2022 Offering, issuing 4,629,630 shares of common stock and accompanying common stock warrants to purchase an aggregate of 4,629,630 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $5.40 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of our common stock at an exercise price of $5.40 per share. The common stock warrants are exercisable immediately and will expire on April 5, 2027, five years from the date of issuance. The net proceeds to us from the April 2022 Offering, after deducting the underwriting discounts and commissions and other offering expenses, and excluding the exercise of any warrants, were approximately $23.0 million.

On March 31, 2022, the Company announced that an IND application filed by 3DMed, pursuant to its Exclusive License Agreement for GPS, for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's NMPA. The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was received subsequent to March 31, 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of March 31, 2022, which milestones are variable in nature and not under the Company's control. The current clinical development plan provides for initiation of a Phase II clinical trial following receipt of satisfactory safety data from the Phase 1 clinical trial; the initiation of the Phase II clinical trial will also trigger a milestone payment to the Company which is expected in the second half of 2022, subject to any potential delays due to COVID-related lockdowns in China.

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. Under the Sales Agreement, we sold a total of 786,927 shares of common stock at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million during the year ended December 31, 2021. There were no sales of shares of common stock under the Sales Agreement during the three months ended March 31, 2022. There remains approximately $40.5 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

As of March 31, 2022, we had an accumulated deficit of $155.3 million, cash and cash equivalents of $14.3 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $10.7 million as of March 31, 2022. We expect that our cash and cash equivalents, together with the net proceeds of approximately $23.0 million from the April 2022 Offering, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, although we may pursue additional capital resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Our expectations with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research and development programs or be unable to expand our operations or otherwise prepare for the potential regulatory approval and commercialization of our product candidates, assuming positive data.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,150)	$(10,269)
Financing activities	47	3,000
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(7,103)	$(7,269)

We had no investing activities during the three months ended March 31, 2022 and 2021.

Net Cash Used in Operating Activities

Net cash used in operating activities of $7.2 million during the three months ended March 31, 2022 was primarily attributable to our net loss of $16.7 million and the net change in our operating assets and liabilities of approximately $0.9 million, which were partially offset by various net non-cash charges of $10.4 million. The net change in our operating assets and liabilities of $0.9 million is primarily attributable to an increase in accounts receivable under the 3DMed License Agreement for $1.0 million and an increase in prepaid expenses and other current assets of $0.6 million, which were partially offset by an increase in accounts payable of $0.7 million. Net non-cash charges were driven by $10.0 million in expense related to the acquired in-process research and development and $0.4 million in non-cash stock compensation expense.

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

Net Cash Provided by Financing Activities

We generated $0.1 million in net cash from financing activities during the three months ended March 31, 2022 from the purchase of shares of common stock by employees under the Company's 2021 Employee Stock Purchase Plan.

We generated $3.0 million of net cash from financing activities for the three months ended March 31, 2021 from the exercise of warrants to acquire shares of common stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 7 (Commitments and Contingencies) to our consolidated financial statements contained in Part I, Item 1 (Financial Statements) of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

Please refer to our note on forward-looking statements on page 2 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2021 Annual Report. The risks described in such 2021 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

Risks related to our dependence on third parties and our license agreements

We rely on a license agreement with GenFleet for the development of GFH009, and if this license is breached or otherwise terminated, we could lose the ability to continue the development and potential commercialization of GFH009.

We have entered into a license agreement with GenFleet under which we have an exclusive license to develop and commercialize GFH009 worldwide, other than in mainland China, Hong Kong, Macau and Taiwan. Under the license agreement, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones, and royalties on annual net sales (if the product candidate is ultimately commercialized), as well as other material obligations. If there is any conflict, dispute, disagreement, or issue of nonperformance between us and GenFleet regarding our rights or obligations under the license agreement, including any such conflict, dispute, or disagreement arising from our failure to satisfy diligence or payment obligations under the license agreement, we may be liable to pay damages and GenFleet may have a right to terminate the license. The loss of the license agreement could prevent us from developing, commercializing, or entering into future strategic transactions relating to GFH009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	License Agreement effective as of March 31, 2022 by and between SELLAS Life Sciences Group, Inc. and GenFleet Therapeutics (Shanghai) Inc.**			May 12, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
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

Date: May 12, 2022