Form 10-Q
period 2022-06-30
SELLAS Life Sciences Group, Inc.
filed 2022-08-11
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 10, 2022, SELLAS Life Sciences Group, Inc. had outstanding 20,551,918 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2022

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The COVID-19 pandemic has caused a widespread global health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. We expect the COVID-19 pandemic may continue to have both a direct and an indirect impact on our business operations and financial results and the business operations of our partners and collaborators, including direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages. The extent of the impact on our clinical development and regulatory efforts and those of our partners and collaborators, our corporate development objectives, our financial position and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, including infection rate and hospitalizations, the emergence of new variants, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, including the European Union and China, and the effectiveness of actions taken globally to contain and treat the disease, including the availability of safe and effective vaccines and the uptake thereof. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("SEC") on March 31, 2022 ("2021 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$26,987	$21,355
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	1,650	1,589
Total current assets	28,737	23,044
Operating lease right-of-use assets	1,045	723
Goodwill	1,914	1,914
Deposits and other assets	514	594
Total assets	$32,210	$26,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,339	$2,144
Accrued expenses and other current liabilities	3,006	2,640
Operating lease liabilities	341	198
Acquired in-process research and development payable	5,500	—
Total current liabilities	12,186	4,982
Operating lease liabilities, non-current	783	610
Warrant liability	3	40
Contingent consideration	181	296
Total liabilities	13,153	5,928
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 20,551,918 and 15,895,637 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	182,816	158,948
Accumulated deficit	(163,761)	(138,603)
Total stockholders’ equity	19,057	20,347
Total liabilities and stockholders’ equity	$32,210	$26,275

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Licensing revenue	$—	$1,900	$1,000	$7,600
Operating expenses:
Cost of licensing revenue	—	100	100	200
Research and development	5,529	3,456	10,140	7,740
Acquired in-process research and development	—	—	10,000	—
General and administrative	3,094	2,797	6,118	6,358
Total operating expenses	8,623	6,353	26,358	14,298
Operating loss	(8,623)	(4,453)	(25,358)	(6,698)
Non-operating income (expense), net:
Change in fair value of warrant liability	48	(28)	37	(59)
Change in fair value of contingent consideration	115	(134)	115	(263)
Interest income	46	2	48	4
Total non-operating income (expense), net	209	(160)	200	(318)
Net loss	$(8,414)	$(4,613)	$(25,158)	$(7,016)

Per share information:
Net loss per common share, basic and diluted	$(0.41)	$(0.30)	$(1.39)	$(0.47)
Weighted-average common shares outstanding, basic and diluted	20,286,624	15,270,288	18,104,176	15,074,887

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	15,905,999	$2	$159,370	$(155,347)	$4,025
Issuance of common stock and common stock warrants, net of issuance costs	4,645,919	—	22,996	—	22,996
Stock-based compensation	—	—	450	—	450
Net loss	—	—	—	(8,414)	(8,414)
Balance at June 30, 2022	20,551,918	$2	$182,816	$(163,761)	$19,057

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	15,895,637	$2	$158,948	$(138,603)	$20,347
Issuance of common stock and common stock warrants, net of issuance costs	4,645,919	—	22,996	—	22,996
Issuance of common stock under employee stock purchase plan	10,362	—	47	—	47
Stock-based compensation	—	—	825	—	825
Net loss	—	—	—	(25,158)	(25,158)
Balance at June 30, 2022	20,551,918	$2	$182,816	$(163,761)	$19,057

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	15,084,754	$2	$149,047	$(120,307)	$28,742
Issuance of common stock and common stock warrants, net of issuance costs	786,927	—	9,005	—	9,005
Issuance of common stock upon exercise of warrants	2,260	—	17	—	17
Stock-based compensation	—	—	264	—	264
Net loss	—	—	—	(4,613)	(4,613)
Balance at June 30, 2021	15,873,941	$2	$158,333	$(124,920)	$33,415

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	14,254,554	$1	$145,864	$(117,904)	$27,961
Issuance of common stock and common stock warrants, net of issuance costs	786,927	—	9,005	—	9,005
Issuance of common stock upon exercise of warrants	832,460	1	3,016	—	3,017
Stock-based compensation	—	—	448	—	448
Net loss	—	—	—	(7,016)	(7,016)
Balance at June 30, 2021	15,873,941	$2	$158,333	$(124,920)	$33,415

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,158)	$(7,016)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development expense	10,000	—
Non-cash stock-based compensation	825	448
Change in operating lease right of use assets	127	—
Change in fair value of common stock warrants	(37)	59
Change in fair value of contingent consideration	(115)	263
Changes in operating assets and liabilities:
Contract asset	—	1,128
Prepaid expenses and other assets	19	(1,932)
Accounts payable	1,195	(2,381)
Accrued expenses and other current liabilities	366	(136)
Operating lease liabilities	(133)	—
Deferred revenue	—	(5,600)
Net cash used in operating activities	(12,911)	(15,167)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	(4,500)	—
Net cash used in investing activities	(4,500)	—
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of offering costs	22,996	6,765
Proceeds from employee stock purchases	47	—
Net proceeds from exercise of warrants	—	3,017
Net cash provided by financing activities	23,043	9,782
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	5,632	(5,385)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	21,455	35,402
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$27,087	$30,017

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$48	$4
Supplemental disclosure of non-cash investing and financing activities:
Payable for acquired in-process research and development	$5,500	$—
Stock subscription receivable	$—	$2,240
Increase in operating right of use asset and current and non-current lease liability	$449	$—

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

On March 31, 2022, the Company entered into an exclusive license agreement with GenFleet Therapeutics (Shanghai) Inc. ("GenFleet") pursuant to which GenFleet granted to the Company a sublicensable, royalty-bearing license, under certain of its intellectual property, to develop, manufacture, and commercialize a small molecule CDK9 inhibitor for the treatment, diagnosis or prevention of disease in humans and animals in all countries and territories of the world other than mainland China, Hong Kong, Macau and Taiwan (the "GFH009 Territory"). The CDK9 inhibitor, GFH009, is currently in a Phase 1 clinical trial in the United States and China.

In consideration for the exclusive license, the Company agreed to pay GenFleet (i) an upfront and technology transfer fee of $10.0 million, of which $4.5 million was paid in April 2022 and $5.5 million is due upon the first day of the 15th calendar month following the effective date of the license agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company has also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales of GFH009 in the GFH009 Territory, with the royalty rate escalating based on the level of annual net sales ranging from the low to high single digits.

On March 31, 2022, the Company announced that an investigational new drug ("IND") application filed by 3D Medicines Inc. ("3DMed"), pursuant to its Exclusive License Agreement with the Company (the “3DMed License Agreement) for a small Phase 1 clinical trial investigating safety of GPS in China, was approved by China's National Medical Products Administration ("NMPA"). The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was recognized as licensing revenue in the first quarter of 2022 and payment was received in May 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of June 30, 2022, which milestones are variable in nature and not under the Company's control. The current clinical development plan provides for initiation of a Phase 2 clinical trial following receipt of satisfactory safety data from the Phase 1 clinical trial. In addition, the Company and 3DMed are planning a regulatory submission in China by the end of 2022 for the commencement of a Phase 1 or Phase 1/2 clinical trial of GPS in combination with envafolimab, 3DMed's checkpoint inhibitor which has been approved in China and is the first single-domain PD-L1 targeting antibody

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
administered by rapid subcutaneous injection. Under the terms of the 3DMed License Agreement, the initiation of a Phase 2 clinical trial will trigger a milestone payment to the Company.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2021, the Company sold a total of 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. During the six months ended June 30, 2022, the Company sold an additional 16,289 shares of common stock pursuant to the Sales Agreement at an average price of $3.16 per share for aggregate gross proceeds of approximately $0.1 million. There remains approximately $40.5 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of June 30, 2022, has an accumulated deficit of $163.8 million. During the six months ended June 30, 2022, the Company incurred a net loss of $25.2 million, which includes a one-time $10.0 million expense for acquired in-process research and development related to the upfront license fee for GFH009, and used $12.9 million of cash in operations. The Company expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its product candidates, which raises substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2022, the Company had cash and cash equivalents of approximately $27.0 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company has prepared its consolidated financial statements assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company will require substantial additional financing to commercially develop any current or future product candidates. Alternatively, the Company will be required to scale back its plans and place certain activities on hold. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. The Company's management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, the Company may continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to its product candidates.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the ASC and Accounting Standards Updates ("ASUs") of the Financial Accounting Standards Board ("FASB").

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2021 Annual Report. The accompanying consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2021 have been derived from the audited financial statements as of that date.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from various variants, continues to disrupt the Company’s business operations and those of its collaborators, including 3DMed and GenFleet, contractors, contract research organizations (“CROs”), suppliers, clinical sites, contract manufacturing organizations (“CMOs”), and other partners. The COVID-19 pandemic has and may continue to affect the health and availability of the Company’s workforce and that of the third-parties it relies on, such as its CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the U.S. Food and Drug Administration (“FDA”) and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. The Company is continuously monitoring the impact of the pandemic on its clinical development programs. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines and booster shots, new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, the actions to contain COVID-19 or treat its impact, including continuing or new lockdowns, among others, and the direct and indirect economic effects of the pandemic, including as a result of inflation, supply chain disruptions and labor shortages.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2022	2021
Common stock warrants	5,148	559
Stock options	1,012	520
Restricted stock units ("RSUs")	297	210
	6,457	1,289
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$25,984	$25,984	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$26,084	$26,084	$—	$—
Liabilities:
Warrant liability	$3	$—	$—	$3
Contingent consideration	181	—	—	181
Total liabilities measured and recorded at fair value	$184	$—	$—	$184

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,000	$21,000	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$21,100	$21,100	$—	$—
Liabilities:
Warrant liability	$40	$—	$—	$40
Contingent consideration	296	—	—	296
Total liabilities measured and recorded at fair value	$336	$—	$—	$336

The Company did not transfer any financial instruments into or out of Level 3 classification, during the six months ended June 30, 2022 or during the year ended December 31, 2021. See Note 9, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the six months ended June 30, 2022.

A reconciliation of the change in the fair value of the contingent consideration liability for the six months ended June 30, 2022 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2021	$296
Change in the estimated fair value of the contingent consideration	(115)
Contingent consideration, June 30, 2022	$181

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

The following significant unobservable inputs were used in the valuation of the contingent consideration liability:

	As of June 30, 2022	As of December 31, 2021
Potential milestone payments	$0 - $30 million	$0 - $30 million
Discount rate	16.5%	15.5%
Cumulative probability of success	5.3%	5.3%
Projected years of payments	2028 - 2031	2028 - 2031

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

In consideration for the exclusive license, the Company has agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, of which $4.5 million was paid in April 2022 and $5.5 million is due upon the first day of the 15th calendar month following the effective date of the license agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company has also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales of GFH009 in the GFH009 Territory, with the royalty rate escalating based on the level of annual net sales ranging from the low to high single digits.

During the six months ended June 30, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use, $4.5 million of which was paid in April 2022 and the remaining $5.5 million expected to be paid by the end of the second quarter of 2023 for which the Company has recorded a current payable as of June 30, 2022.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Insurance	$1,206	$217
Clinical development	240	1,309
Professional fees	111	36
Other	93	27
Prepaid expenses and other current assets	$1,650	$1,589

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Clinical trial costs	$1,815	$1,325
Compensation and related benefits	869	989
Professional fees	30	165
Other	292	161
Accrued expenses and other current liabilities	$3,006	$2,640

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases is approximately 13.95%. As of June 30, 2022, the leases have a remaining term of 2.50 years.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended June 30, 2022 and 2021 and $0.2 million for each of the six months ended June 30, 2022 and 2021.

Future minimum lease payments are as follows as of June 30, 2022 (in thousands):

Future minimum lease payments:
2022 (remaining)	$253
2023	518
2024	533
Total future minimum lease payments	1,304
Less: imputed interest	(180)
Current and non-current operating lease liabilities	$1,124

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of the date of filing of these unaudited interim consolidated financial statements as of and for the period ended June 30, 2022, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. As of June 30, 2022 there was no pending or threatened litigation.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of June 30, 2022 and December 31, 2021.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of June 30, 2022, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	5,148
Stock options outstanding	1,012
RSUs outstanding	297
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	666
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	290
Total common stock reserved for future issuance	7,413

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
9. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the six months ended June 30, 2022 (in thousands):

Warrant Issuance	Outstanding, December 31, 2021	Granted	Canceled/Expired	Outstanding, June 30, 2022	Exercise Price per Share	Expiration
Warrants classified as equity:
April 2022 Offering	—	4,630	—	4,630	$5.40	April 2027
January 2020 Offering	309	—	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	—	25	$3.30	August 2025
July 2018 Offering	132	—	—	132	$7.50	July 2023
March 2019 Exercise Agreement	30	—	—	30	$7.50	March 2024
Other	9	—	—	9	$306.66	December 2022 - June 2024
	505	4,630	—	5,135
Warrants classified as liability	14	—	(1)	13	$7.50	September 2023 - November 2023
	519	4,630	(1)	5,148

Warrants to acquire shares of common stock primarily consist of equity-classified warrants. In addition, warrants to acquire shares of common stock that may require the Company to settle in cash are liability-classified warrants.

Warrants Classified as Equity

The warrants to acquire shares of common stock issued during the April 2022 Offering were recorded as equity upon issuance. During its evaluation of equity classification of these warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	June 30, 2022	December 31, 2021
Risk free interest rate	2.83%	0.65%
Volatility	90.76%	131.04%
Expected term (years)	1.26	1.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

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

The changes in fair value of the warrant liability for the six months ended June 30, 2022 were as follows (in thousands):

Warrant liability, December 31, 2021	$40
Change in fair value of warrants	(37)
Warrant liability, June 30, 2022	$3

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On March 31, 2022, the Company announced that an IND application filed by 3DMed, pursuant to its 3DMed License Agreement for GPS, for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's NMPA. The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was recognized as licensing revenue in the first quarter of 2022 and payment was received in May 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of June 30, 2022, which milestones are variable in nature and not under the Company's control. The current clinical development plan provides for initiation of a Phase 2 clinical trial following receipt of satisfactory safety data from the Phase 1 clinical trial as well as a Phase 1 or Phase 1/2 clinical trial of GPS in combination with envafolimab, 3DMed’s checkpoint inhibitor which has been approved in China. Under the 3DMed License Agreement, the initiation of a Phase 2 clinical trial will trigger a milestone payment to the Company.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no license revenue recognized during the three months ended June 30, 2022, and $1.9 million in license revenue recognized during the three months ended June 30, 2021. There was $1.0 million and $7.6 million in license revenue recognized during the six months ended June 30, 2022 and 2021, respectively.

There was no cost of license revenue recognized during the three months ended June 30, 2022, and $0.1 million in cost of license revenue recognized during the three months ended June 30, 2021 for sublicensing fees incurred under the Company's license from MSK in connection with the 3DMed License Agreement. There was $0.1 million and $0.2 million in cost of license revenues for the six months ended June 30, 2022 and 2021, respectively, for sublicensing fees incurred in connection with the 3DMed License Agreement.

11. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, which currently allows for issuance of up to approximately 22,000 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

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

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of June 30, 2022, approximately 666,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$70	$35	$125	$48
General and administrative	380	229	700	400
Total stock-based compensation	$450	$264	$825	$448

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the six months ended June 30, 2022:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	534	$10.09	8.77	$681
Granted	478	5.28
Outstanding at June 30, 2022	1,012	$7.81	8.92	$67
Options exercisable at June 30, 2022	251	$13.49	8.07	$41

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2022 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on June 30, 2022 of $2.23 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk free interest rate	2.87%	1.12%	1.80%	1.04%
Volatility	144.75%	121.47%	130.60%	121.23%
Expected lives (years)	6.25	6.25	6.21	6.18
Expected dividend yield	—%	—%	—%	—%

The weighted-average grant date fair value of options granted during the three months ended June 30, 2022 and 2021 was $2.13 and $6.89, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $4.76 and $6.97, respectively.

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

As of June 30, 2022, there was $3.6 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.88 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the six months ended June 30, 2022:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	200	$2.81
Granted	97	$5.34
Unvested at June 30, 2022	297	$3.64

As of June 30, 2022, there was $1.0 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.51 years. No RSUs vested during the six months ended June 30, 2022.

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

During the six months ended June 30, 2022, 10,362 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $47,000. There are currently 289,638 shares of common stock reserved for issuance under the 2021 ESPP as of June 30, 2022.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2022 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2022, or our 2021 Annual Report, and our other public reports filed with the SEC.

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel cancer therapies for a broad range of indications. Our product development candidates currently include galinpepimut-S, or GPS, and GFH009. We are pursuing an out-licensing strategy for a third product candidate, nelipepimut-S, or NPS.

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

In January 2020, we commenced in the United States a Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. We plan to enroll approximately 116 patients at approximately 95 clinical sites in the United States, Europe and Asia with a planned interim safety and futility analysis after 80 events (deaths). Under our current planning assumptions, which take into account our best estimates of potential delays, including due to COVID-19, we believe that we will complete enrollment for the REGAL study in early 2023. We continue to face enrollment challenges, which we believe are being experienced throughout our industry, and we plan to activate additional clinical sites in the United States and several countries in Europe and Asia throughout the remainder of 2022. Based upon our current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 80 events (deaths) per the protocol will occur by the end of the first half of 2023, provided that our statistical assumptions and assumptions regarding the impact of COVID-19 on the operations of our clinical sites as well as the duration of the pandemic remain unchanged. Because this analysis is event driven, it may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., or 3DMed, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as our next generation heptavalent immunotherapeutic GPS Plus, which is at preclinical stage, across all therapeutic and diagnostic uses in the Greater China territory (mainland China, Hong Kong, Macau and Taiwan). We have retained sole rights to GPS and GPS Plus outside of the Greater China area. On March 30, 2022, an investigational new drug, or IND, application filed by 3DMed to initiate the first clinical trial in China for 3D189, also known as GPS, was approved by China’s National Medical Products Administration, or NMPA. The IND is for a small Phase 1 clinical trial investigating safety. The approval by the NMPA triggered a $1.0 million milestone payment to the Company which we recognized as license revenue in the first quarter of 2022 and payment was received in the second quarter of 2022.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm “basket” type clinical study of GPS in combination with Merck & Co., Inc.’s, or Merck, anti-PD-1 therapy, Keytruda® (pembrolizumab). In 2020, we and Merck determined to focus on ovarian cancer (second or third line WT1+ relapsed or refractory metastatic ovarian cancer). We reported updated clinical and initial immune response data from this study in June 2021. In February 2022, we reported that we had completed enrollment of 17 evaluable patients in this study. In May 2022, we reported the following preliminary data from 15 of the 17 evaluable patients:

•An ad hoc analysis of clinical outcomes showed a disease control rate, or DCR, which is the sum of overall response rate and rate of stable disease, of 53.9 percent at a median follow-up of 43.1 weeks. In a study of a similar platinum-resistant ovarian cancer patient population treated with a checkpoint inhibitor alone, the observed DCR was 37.2 percent. This is consistent with a DCR rate increase of 45 percent in the patients treated with the GPS combination with pembrolizumab over that seen for checkpoint inhibitors alone.

•Median progression-free survival, or PFS, was 12 weeks compared to 8.4 weeks seen in studies for checkpoint inhibitors alone with similar patient populations, which is a 43 percent increase in the GPS combination with pembrolizumab. Patients with fewer previous lines of chemotherapy experienced a more favorable median PFS than those with more than two previous lines: for patients with two or fewer previous lines of therapy treated with GPS in combination with pembrolizumab, median PFS was 24 weeks.

•With 43.1 weeks of follow-up the median overall survival, or OS, has not been reached.

•The safety profile of GPS in combination with pembrolizumab was similar to pembrolizumab alone, with only the addition of low-grade rapidly resolving local reactions at the GPS injection site, consistent with observations from other GPS clinical studies.

The final data analysis for all evaluable patients is expected by the end of 2022.

In February 2020, we commenced a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy at MSK. Completion of enrollment of a target total of 10 evaluable patients is expected during the second half of 2022. In June 2022, we announced the following updated data from eight evaluable patients in this study, seven of which received at least three doses of GPS, the last given in combination with nivolumab:

•Of the eight evaluable patients, 75 percent of the patients entered the study as Stage III or IV patients, with 50 percent of patients entering as Stage IV. Initial tumor stages were II (two patients), III and IIIB (two patients) and IV (four patients). All patients had the MPM epithelioid and/or sarcomatoid variant, a tumor which is universally expressing WT1.

•Median OS calculated as the time from the cessation of the most recent previous therapy until confirmed death or most recent data update for patients who are still alive (50 percent of patients) was 40.9 weeks (9.4 months) for all eight patients and 45.7 weeks (10.5 months) in patients who received the combination therapy (seven out of eight patients). The median PFS was 11.1 weeks for all eight patients and 11.9 weeks in patients who received the combination therapy.

•The safety profile of the GPS-nivolumab combination was similar to that seen with nivolumab alone, with the addition of only low-grade, temporary local reactions at the GPS injection site, consistent with previously performed clinical studies with GPS. No Grade 3/4 toxicities were observed for GPS and there were no dose-limiting toxicities.

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

GFH009 is currently in a Phase 1 clinical trial in the United States and China. There are currently six dose levels in this dose-escalating trial of up to 80 patients (2.5 mg, 4.5 mg, 9 mg, 15 mg, 22.5 mg, and 30 mg), administered twice-a-week, and the indications are relapsed/refractory AML, chronic lymphocytic leukemia, or CLL, small lymphocytic leukemia, or SLL, and lymphoma. We may further increase the twice-a-week dose regimen beyond 30 mg, if warranted, which will be based on efficacy, safety and pharmacokinetic parameters, among others. The primary goal of the trial is to establish the recommended Phase 2 dose and to assess safety. We expect enrollment in the planned cohorts in the trial to be completed by the end of 2022. As of August 4, 2022, we have observed the following:

•Among the 30 patients evaluable for safety and efficacy, there have been no dose limiting toxicities, or DLTs, with doses up to 22.5 mg (given twice a week) for the AML cohort and up to 15 mg for the lymphoma cohort and no grade 3 or 4 neutropenias that fall under the DLT definition have been observed.

•In the initial data from the first five dose levels for the AML patients, significant anti-leukemic effects (i.e., greater or equal to 50 percent decrease in bone marrow blasts following GFH009 monotherapy) have been observed in two AML patients treated sufficiently long enough to assess efficacy at previous dose levels.

•Four lymphoma patients achieved stable disease (three at 4.5 mg and one at 9 mg); One patient with peripheral T cell lymphoma treated at 9 mg had a 62% decrease in the sum of the product of the perpendicular diameters for multiple lesions based on a computed tomography, or CT, scan.

In July 2022, we announced that a second, once-a-week dose cohort has been added in the study. Given that both AML and lymphoma patients tolerated all dose levels studied to date with the twice-a-week administration as well as the efficacy signals seen with both AML and lymphoma patients, we have amended the protocol for the study to introduce an additional single-dose cohort to study GFH009 once-a-week administration starting at the higher dose level of 30 mg. The new, weekly single-dose cohort regimen will commence at 30mg and escalate. The amended protocol allows us to expand our knowledge of the drug’s safety and efficacy profile, including observing whether efficacy could be increased beyond what has already been seen with twice-a-week dosing.

Following completion of the Phase 1 clinical trial and determination of the recommended Phase 2 dose, we intend to commence a Phase 2 clinical trial of GFH009 in combination with venetoclax and azacitidine in AML patients. The current standard of care for most AML patients, including older patients, is venetoclax in combination with a hypomethylating agent such as azacitidine. GFH009 has shown in preclinical models a strong synergy with venetoclax. The goal of the Phase 2 clinical trial, which we expect to initiate by the end of the second quarter of 2023, would be to show improved efficacy of venetoclax and would include patients who are resistant to venetoclax. We also intend to commence a Phase 1/2 basket clinical trial of monotherapy GFH009 in pediatric soft tissue sarcomas including Ewing’s sarcoma and rhabdomyosarcoma in late 2022 or early 2023 and complete by the end of 2023. We believe positive results from this program could provide the basis for a rare pediatric disease priority voucher.

Nelipepimut-S or NPS

Nelipepimut-S, or NPS, is a cancer immunotherapy that targets human epidermal growth factor receptor 2, or HER2, expressing cancers. We do not currently plan to conduct or fund a further development program for NPS and are seeking to out-license the asset.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from the Delta and Omicron variants, continues to disrupt our business operations and those of our collaborators, including 3D Med and GenFleet, contractors, contract research organizations, or CROs, suppliers, clinical sites, contract manufacturing organizations, or CMOs, and other partners. The COVID-19 pandemic has affected and may continue to affect the health and availability of our workforce and that of the third-parties we rely on, such as our CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the FDA and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance, which provides for a hybrid of remote and in-office work. We are continuously monitoring the impact of the pandemic on our clinical development programs and on those of our partners, 3DMed and GenFleet. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States, Europe and Asia continuing. However, since the onset of the COVID-19 pandemic, we have observed that, at certain times and in certain instances, clinical site initiations, patient screening and patient enrollment have been delayed. These delays are likely due to many reasons, which have been changing and evolving as the COVID-19 pandemic itself has evolved, including the prioritization of hospital resources towards the care of patients with COVID-19, delays in reviews and approvals by independent institutional review boards, or IRBs, and/or ethics committees at clinical sites, the challenges for clinicians and patients to comply with clinical trial protocols due to quarantines impeding patient movement or interrupting operations at sites, restrictions on travel and, most recently, inadequate staffing at clinical sites, supply chain-related delays, materials shortages and, most recently, lockdowns in China. Throughout the United States, Europe and Asia, newly initiated sites have taken longer than expected to become fully operational and begin enrolling patients. We are continuing to monitor each clinical site through our CROs as well as conducting direct outreach to investigators and study staff through site visits investigator meetings and other modes of communication. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, the actions to contain COVID-19 or treat its impact, including continuing or new lockdowns, among others, and the direct and indirect economic effects of the pandemic, including as a result of inflation, supply chain disruptions and labor shortages.

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

Critical Accounting Policies and Estimates

In the 2021 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2021 that are not included in Note 3 of the accompanying consolidated financial statements for the six months ended June 30, 2022. Readers are encouraged to read the 2021 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Licensing revenue	$—	$1,900	$(1,900)
Operating expenses:
Cost of license revenue	—	100	(100)
Research and development	5,529	3,456	2,073
Acquired in-process research and development	—	—	—
General and administrative	3,094	2,797	297
Total operating expenses	8,623	6,353	2,270
Operating loss	(8,623)	(4,453)	(4,170)
Non-operating income (expense), net	209	(160)	369
Net loss	$(8,414)	$(4,613)	$(3,801)

	Six Months Ended June 30,
	2022	2021	Change
Licensing revenue	$1,000	$7,600	$(6,600)
Operating expenses:
Cost of license revenue	100	200	(100)
Research and development	10,140	7,740	2,400
Acquired in-process research and development	10,000	—	10,000
General and administrative	6,118	6,358	(240)
Total operating expenses	26,358	14,298	12,060
Operating loss	(25,358)	(6,698)	(18,660)
Non-operating income (expense), net	200	(318)	518
Net loss	$(25,158)	$(7,016)	$(18,142)

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

There was no licensing revenue for the three months ended June 30, 2022. Licensing revenue was $1.9 million for the three months ended June 30, 2021 related to the initial transaction price of $9.5 million under the 3DMed License Agreement, which was recognized over a period of time to satisfy the out-licensing of intellectual property rights and transfer of technical know-how.

Licensing revenue was $1.0 million for the six months ended June 30, 2022 related to an approval by the NMPA of an IND application for a small Phase 1 clinical trial investigating safety of GPS in China, which triggered a development milestone under the 3DMed License Agreement. Licensing revenue was $7.6 million for the six months ended June 30, 2021 related to the initial transaction price of $9.5 million under the 3DMed License Agreement, which was recognized over a period of time to satisfy the out-licensing of intellectual property rights and transfer of technical know-how.

Cost of License Revenue

There was no cost of licensing revenue during the three months ended June 30, 2022. We incurred $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the three months ended June 30, 2021.

We incurred $0.1 million and $0.2 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the six months ended June 30, 2022 and 2021, respectively.

Research and Development
Research and development expenses were $5.5 million for the three months ended June 30, 2022 compared to $3.5 million for the three months ended June 30, 2021. The $2.0 million increase was primarily attributable to a $0.9 million increase in manufacturing expenses due to the purchase of drug supply and manufacturing of a registration batch of GPS, a $0.6 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML, a $0.4 million increase in personnel related expenses due to increased headcount, and a $0.1 million increase in clinical and regulatory consulting expenses. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and GFH009, including our Phase 3 clinical trial of GPS in AML, the ongoing basket trial of GPS in combination with pembrolizumab, and the ongoing Phase 1 clinical trial of GFH009.

Research and development expenses were $10.1 million for the six months ended June 30, 2022 compared to $7.7 million for the six months ended June 30, 2021. The $2.4 million increase was primarily attributable to a $1.9 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML and a $0.7 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.2 million decrease in manufacturing expenses due to the timing of the manufacturing of registration batches of GPS in the prior year. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and GFH009, including our Phase 3 clinical trial of GPS in AML, the ongoing basket trial of GPS in combination with pembrolizumab, and the ongoing Phase 1 clinical trial of GFH009.

Acquired In-Process Research and Development

There was no acquired in-process research and development expense during the three months ended June 30, 2022. During the six months ended June 30, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of GFH009, $4.5 million of which was paid in April 2022 and the remaining $5.5 million which was deemed probable to occur and expected to be paid by the end of the second quarter of 2023. There was no acquired in-process research and development during the three and six months ended June 30, 2021.

General and Administrative

General and administrative expenses were $3.1 million for the three months ended June 30, 2022 compared to $2.8 million for the three months ended June 30, 2021. The $0.3 million increase was primarily due to a $0.5 million increase in personnel expenses due to increased headcount, including a $0.2 million increase in non-cash stock-based compensation, which was partially offset by a $0.2 million decrease in outside services and public company costs.

General and administrative expenses were $6.1 million for the six months ended June 30, 2022 compared to $6.4 million for the six months ended June 30, 2021. The $0.3 million decrease was primarily due to a $1.1 million decrease related to the amortization of contract asset costs associated with the 3DMed License Agreement in the prior year with no comparable expense in the current year, a $0.3 million decrease in legal fees, and a $0.1 million decrease in accounting fees. These decreases were partially offset by a $0.9 million increase in personnel related expenses due to increased headcount, including a $0.3 million increase in non-cash stock-based compensation, and a $0.3 million increase in outside services and public company costs.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and six months ended June 30, 2022 and 2021, respectively, was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Change in fair value of warrant liability	$48	$(28)	$76	$37	$(59)	$96
Change in fair value of contingent consideration	115	(134)	249	115	(263)	378
Interest income	46	2	44	48	4	44
Total non-operating income (expense), net	$209	$(160)	$369	$200	$(318)	$518

Net non-operating income of $0.2 million during the three and six months ended June 30, 2022 was primarily due to decreases in the fair value of the contingent consideration liability driven by an increase in discount rates, a decrease in the fair value of the warrant liability driven by a decrease in our common stock price, and an increase in interest income earned from our cash and cash equivalents.

Net non-operating expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, was primarily due to increases in the change in the fair value of the contingent consideration liability and a slight increase in the change in the fair value of the warrant liability partially offset by nominal interest income. The change in the fair value of the contingent consideration liability reflected the interest component of contingent consideration related to the passage of time. The increase in the estimated fair value of our warrant liability was primarily due to an increase in our common stock price. Interest income consisted of interest earned from our cash and cash equivalents.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three and six months ended June 30, 2022 and 2021. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the six months ended June 30, 2022 and 2021. Through June 30, 2022, the Company has only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

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

On March 31, 2022, we entered into an exclusive license agreement with GenFleet pursuant to which GenFleet granted to us a sublicensable, royalty-bearing license, to certain of its intellectual property, to develop, manufacture, and commercialize a small molecule CDK9 inhibitor for the treatment, diagnosis or prevention of disease in humans and animals in all countries and territories of the world other than mainland China, Hong Kong, Macau and Taiwan, or the GFH009 Territory. The CDK9 inhibitor, GFH009, is currently in a Phase 1 clinical trial in the United States and China.

In consideration for the exclusive license, we agreed to pay GenFleet (i) an upfront and technology transfer fee of $10.0 million, of which $4.5 million was paid in April 2022, and $5.5 million is due upon the first day of the

15th calendar month following the effective date of the license agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. We have also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of GFH009 in the GFH009 Territory ranging from the low to high single digits.

On March 31, 2022, we announced that an IND application filed by 3DMed, pursuant to its Exclusive License Agreement for GPS, for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's NMPA. The IND approval by the NMPA triggered a $1.0 million milestone payment to us which was recognized as licensing revenue in the first quarter of 2022 and the payment was received in May 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of June 30, 2022, which milestones are variable in nature and not under our control. 3DMed's current clinical development plan provides for initiation of a Phase 2 clinical trial following receipt of satisfactory safety data from the Phase 1 clinical trial as well as a Phase 1 or Phase 1/2 clinical trial of GPS in combination with envafolimab, 3DMed's checkpoint inhibitor which has been approved in China. Under the 3DMed License Agreement, the initiation of a Phase 2 clinical trial will trigger a milestone payment to the Company.

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2021, we sold a total of 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. During the six months ended June 30, 2022, we sold an additional 16,289 shares of common stock pursuant to the Sales Agreement at an average price of $3.16 per share for aggregate gross proceeds of approximately $0.1 million. Approximately $40.5 million remains available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

As of June 30, 2022, we had an accumulated deficit of $163.8 million, cash and cash equivalents of $27.0 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $12.2 million as of June 30, 2022. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern.

We will require substantial additional financing to commercially develop any current or future product candidates. Alternatively, we will be required to scale back our plans and place certain activities on hold. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to its product candidates. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(12,911)	$(15,167)
Investing activities	(4,500)	—
Financing activities	23,043	9,782
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,632	$(5,385)

Net Cash Used in Operating Activities

Net cash used in operating activities of $12.9 million during the six months ended June 30, 2022 was primarily attributable to our net loss of $25.2 million, which was partially offset by various net non-cash charges of $10.8 million and the net change in our operating assets and liabilities of approximately $1.5 million. Net non-cash charges were driven by $10.0 million in expense related to the acquired in-process research and development and $0.8 million in non-cash stock compensation expense. The net change in our operating assets and liabilities of $1.5 million is primarily attributable to an increase in accounts payable of $1.2 million and an increase in accrued expenses and other current liabilities of $0.4 million, which were partially offset by a decrease in operating lease liabilities of $0.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $4.5 million during the six months ended June 30, 2022 related to license payments made for the acquisition of in-process research and development under the Company's GenFleet License Agreement.

There was no cash used in investing activities during the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

We generated $23.0 million in net cash from financing activities during the six months ended June 30, 2022 that was due to $23.0 million in aggregate net proceeds received from our underwritten public offering, which closed in April 2022.

We generated $9.8 million of net cash from financing activities for the six months ended June 30, 2021. We received $6.8 million in net proceeds from the issuance of common stock under the Sales Agreement, as well as $3.0 million from the exercise of warrants to acquire shares of common stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2021 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The risks described in such 2021 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1	Form of Warrant	8-K	4.1	April 1, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
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

Date: August 11, 2022