Form 10-Q
period 2022-09-30
SELLAS Life Sciences Group, Inc.
filed 2022-11-14
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 10, 2022, SELLAS Life Sciences Group, Inc. had outstanding 20,588,247 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2022

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$21,348	$21,355
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	1,157	1,589
Total current assets	22,605	23,044
Operating lease right-of-use assets	961	723
Goodwill	1,914	1,914
Deposits and other assets	521	594
Total assets	$26,001	$26,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,127	$2,144
Accrued expenses and other current liabilities	4,570	2,640
Operating lease liabilities	356	198
Acquired in-process research and development payable	5,500	—
Total current liabilities	12,553	4,982
Operating lease liabilities, non-current	680	610
Warrant liability	1	40
Contingent consideration	170	296
Total liabilities	13,404	5,928
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 20,588,247 and 15,895,637 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	183,378	158,948
Accumulated deficit	(170,783)	(138,603)
Total stockholders’ equity	12,597	20,347
Total liabilities and stockholders’ equity	$26,001	$26,275

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Licensing revenue	$—	$—	$1,000	$7,600
Operating expenses:
Cost of licensing revenue	—	—	100	200
Research and development	4,282	4,541	14,422	12,281
Acquired in-process research and development	—	—	10,000	—
General and administrative	2,864	2,436	8,982	8,794
Total operating expenses	7,146	6,977	33,504	21,275
Operating loss	(7,146)	(6,977)	(32,504)	(13,675)
Non-operating income (expense), net:
Change in fair value of warrant liability	2	30	39	(29)
Change in fair value of contingent consideration	11	(140)	126	(403)
Interest income	111	2	159	6
Total non-operating income (expense), net	124	(108)	324	(426)
Net loss	$(7,022)	$(7,085)	$(32,180)	$(14,101)

Per share information:
Net loss per common share, basic and diluted	$(0.34)	$(0.45)	$(1.70)	$(0.92)
Weighted-average common shares outstanding, basic and diluted	20,562,351	15,874,076	18,932,571	15,344,210

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	20,551,918	$2	$182,816	$(163,761)	$19,057
Issuance of common stock and common stock warrants, net of issuance costs	21,602	—	69	—	69
Issuance of common stock under employee stock purchase plan	14,727	—	38	—	38
Stock-based compensation	—	—	455	—	455
Net loss	—	—	—	(7,022)	(7,022)
Balance at September 30, 2022	20,588,247	$2	$183,378	$(170,783)	$12,597

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	15,895,637	$2	$158,948	$(138,603)	$20,347
Issuance of common stock and common stock warrants, net of issuance costs	4,667,521	—	23,065	—	23,065
Issuance of common stock under employee stock purchase plan	25,089	—	85	—	85
Stock-based compensation	—	—	1,280	—	1,280
Net loss	—	—	—	(32,180)	(32,180)
Balance at September 30, 2022	20,588,247	$2	$183,378	$(170,783)	$12,597

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	15,873,941	$2	$158,333	$(124,920)	$33,415
Issuance of common stock upon exercise of warrants	190	—	2	—	2
Stock-based compensation	—	—	275	—	275
Net loss	—	—	—	(7,085)	(7,085)
Balance at September 30, 2021	15,874,131	$2	$158,610	$(132,005)	$26,607

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	14,254,554	$1	$145,864	$(117,904)	$27,961
Issuance of common stock and common stock warrants, net of issuance costs	786,927	—	9,005	—	9,005
Issuance of common stock upon exercise of warrants	832,650	1	3,018	—	3,019
Stock-based compensation	—	—	723	—	723
Net loss	—	—	—	(14,101)	(14,101)
Balance at September 30, 2021	15,874,131	$2	$158,610	$(132,005)	$26,607

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,180)	$(14,101)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development expense	10,000	—
Non-cash stock-based compensation	1,280	723
Non-cash lease expense	334	—
Change in fair value of common stock warrants	(39)	29
Change in fair value of contingent consideration	(126)	403
Changes in operating assets and liabilities:
Contract asset	—	1,128
Prepaid expenses and other assets	505	(2,181)
Accounts payable	(17)	(2,112)
Accrued expenses and other current liabilities	1,930	666
Operating lease liabilities	(344)	—
Deferred revenue	—	(5,600)
Net cash used in operating activities	(18,657)	(21,045)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	(4,500)	—
Net cash used in investing activities	(4,500)	—
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of offering costs	23,065	9,005
Proceeds from employee stock purchases	85	—
Net proceeds from exercise of warrants	—	3,019
Net cash provided by financing activities	23,150	12,024
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(7)	(9,021)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	21,455	35,402
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$21,448	$26,381

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$159	$6
Supplemental disclosure of non-cash investing and financing activities:
Payable for acquired in-process research and development	$5,500	$—
Increase in operating right of use assets and current and non-current lease liabilities	$449	$—

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company" or "SELLAS") is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. SELLAS' second product candidate is GFH009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which is licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of Greater China (mainland China, Hong Kong, Macau and Taiwan).

2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of September 30, 2022, has an accumulated deficit of $170.8 million. During the nine months ended September 30, 2022, the Company incurred a net loss of $32.2 million, which includes a one-time $10.0 million expense for acquired in-process research and development related to the upfront license fee for GFH009, and used $18.7 million of cash in operations. The Company expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its product candidates, which raises substantial doubt about the Company's ability to continue as a going concern.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2021, the Company sold a total of 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. During the nine months ended September 30, 2022, the Company sold an additional 37,891 shares of common stock pursuant to the Sales Agreement at an average price of $3.25 per share for aggregate net proceeds of approximately $0.1 million. There remains approximately $40.4 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). To date, the Company has received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. The participation of 3DMed in the REGAL Phase 3 clinical trial in China will trigger two development milestone payments totaling $13.0 million to the Company, which the Company expects to receive in the first half of 2023. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of September 30, 2022, which milestones are variable in nature and not under the Company's control.

As of September 30, 2022, the Company had cash and cash equivalents of approximately $21.3 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements.

The Company will require substantial additional financing to commercially develop any current or future product candidates. If the Company is unable to obtain additional funding on a timely basis, it will be required to scale back its plans and place certain activities on hold. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds. The Company's management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, the Company may continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to its product candidates. The Company has prepared its consolidated financial statements assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2021 Annual Report. The accompanying consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2021 have been derived from the audited financial statements as of that date.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from various variants, continues to disrupt the Company’s business operations and those of its collaborators, including 3DMed and GenFleet, contractors, contract research organizations (“CROs”), suppliers, clinical sites, contract manufacturing organizations (“CMOs”), and other partners. The COVID-19 pandemic has and may continue to affect the health and availability of the Company’s workforce and that of the third-parties it relies on, such as its CROs, clinical sites, CMOs, and other

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
contractors as well as the governmental agencies, such as the U.S. Food and Drug Administration (“FDA”) and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. The Company is continuously monitoring the impact of the pandemic on its clinical development programs. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that, despite progress in vaccination efforts, remain highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines and booster shots, developments or perceptions regarding safety of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new strains of COVID-19, including any future variants that may emerge, the actions to contain COVID-19 or treat its impact, including continuing or new lockdowns, among others, and the direct and indirect economic effects of the pandemic, including as a result of inflation, supply chain disruptions, shifting demand and labor shortages. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	As of September 30,
	2022	2021
Common stock warrants	5,148	558
Stock options	1,071	526
Restricted stock units ("RSUs")	297	210
	6,516	1,294

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

4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,967	$20,967	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$21,067	$21,067	$—	$—
Liabilities:
Warrant liability	$1	$—	$—	$1
Contingent consideration	170	—	—	170
Total liabilities measured and recorded at fair value	$171	$—	$—	$171

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,000	$21,000	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$21,100	$21,100	$—	$—
Liabilities:
Warrant liability	$40	$—	$—	$40
Contingent consideration	296	—	—	296
Total liabilities measured and recorded at fair value	$336	$—	$—	$336

The Company did not transfer any financial instruments into or out of Level 3 classification, during the nine months ended September 30, 2022 or during the year ended December 31, 2021. See Note 9, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the nine months ended September 30, 2022.

A reconciliation of the change in the fair value of the contingent consideration liability for the nine months ended September 30, 2022 is as follows (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2021	$296
Change in the fair value of the contingent consideration	(126)
Contingent consideration, September 30, 2022	$170

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

The following significant unobservable inputs were used in the valuation of the contingent consideration liability:

	As of September 30, 2022	As of December 31, 2021
Potential milestone payments	$0 - $30 million	$0 - $30 million
Discount rate	16.8%	15.5%
Cumulative probability of success	5.3%	5.3%
Projected years of payments	2028 - 2031	2028 - 2031

5. Acquired In-Process Research and Development

Exclusive License Agreement with GenFleet

On March 31, 2022, the Company entered into an exclusive license agreement with GenFleet pursuant to which GenFleet granted to the Company a sublicensable, royalty-bearing license, under certain of its intellectual property, to develop, manufacture, and commercialize GFH009 for the treatment, diagnosis or prevention of disease in humans and animals in all countries and territories of the world other than mainland China, Hong Kong, Macau, and Taiwan (the "GFH009 Territory"). GFH009 is currently in a Phase 1 clinical trial in the United States and China.

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

During the nine months ended September 30, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use, $4.5 million of which was paid in April 2022 and the remaining $5.5 million expected to be paid by the end of the second quarter of 2023 for which the Company has recorded an acquired in-process research and development payable as of September 30, 2022.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Insurance	$667	$217
Clinical development	316	1,309
Professional fees	127	36
Other	47	27
Prepaid expenses and other current assets	$1,157	$1,589

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Clinical trial costs	$2,947	$1,325
Compensation and related benefits	1,228	989
Professional fees	203	165
Other	192	161
Accrued expenses and other current liabilities	$4,570	$2,640

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

The weighted average discount rate of the Company's operating leases under ASC 842, Leases is approximately 13.95%. As of September 30, 2022, the leases have a remaining term of 2.25 years.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum lease payments are as follows as of September 30, 2022 (in thousands):

Future minimum lease payments:
2022 (remaining)	$127
2023	518
2024	533
Total future minimum lease payments	1,178
Less: imputed interest	(142)
Current and non-current operating lease liabilities	$1,036

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. As of September 30, 2022, there was no pending or threatened litigation.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	5,148
Stock options outstanding	1,071
RSUs outstanding	297
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	608
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	275
Total common stock reserved for future issuance	7,399

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
9. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the nine months ended September 30, 2022 (in thousands):

Warrant Issuance	Outstanding, December 31, 2021	Granted	Canceled/Expired	Outstanding, September 30, 2022	Exercise Price per Share	Expiration
Warrants classified as equity:
April 2022 Offering	—	4,630	—	4,630	$5.40	April 2027
January 2020 Offering	309	—	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	—	25	$3.30	August 2025
July 2018 Offering	132	—	—	132	$7.50	July 2023
March 2019 Exercise Agreement	30	—	—	30	$7.50	March 2024
Other	9	—	—	9	$306.66	December 2022 - June 2024
	505	4,630	—	5,135
Warrants classified as liability	14	—	(1)	13	$7.50	September 2023 - November 2023
	519	4,630	(1)	5,148

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

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants to acquire common stock which may be settled in cash and were determined not to be indexed to the Company’s common stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date, and any decrease or increase in estimated fair value is recorded in the consolidated statement of operations as change in fair value of warrant liability. The fair value of the warrants is estimated using a Black-Scholes pricing model with the following inputs:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.05%	0.65%
Volatility	89.94%	131.04%
Expected term (years)	1.00	1.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

The expected volatility assumption is based on the Company's implied volatility. The expected term assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the time of valuation. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

The changes in fair value of the warrant liability for the nine months ended September 30, 2022 were as follows (in thousands):

Warrant liability, December 31, 2021	$40
Change in fair value of warrants	(39)
Warrant liability, September 30, 2022	$1

10. License Revenue

Exclusive License Agreement with 3D Medicines Inc.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into the 3DMed License Agreement with 3DMed, pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS (referred to as GPS Plus) product candidates ("GPS Licensed Products") for all therapeutic and other diagnostic uses in the 3DMed Territory. The license is exclusive except with respect to certain know-how that has been non-exclusively licensed to the Company and is sublicensed to 3DMed on a non-exclusive basis. The Company has retained development, manufacturing and commercialization rights with respect to the GPS Licensed Products in the rest of the world.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
On March 31, 2022, the Company announced that an IND application filed by 3DMed for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's NMPA. The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was recognized as licensing revenue in the first quarter of 2022 and payment was received in May 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of September 30, 2022, which milestones are variable in nature and not under the Company's control.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no license revenue recognized during each of the three months ended September 30, 2022 and 2021. There was $1.0 million and $7.6 million in license revenue recognized during the nine months ended September 30, 2022 and 2021, respectively.

There was no cost of license revenue recognized during each of the three months ended September 30, 2022 and 2021. There was $0.1 million and $0.2 million in cost of license revenues for the nine months ended September 30, 2022 and 2021, respectively, for sublicensing fees incurred under the Company's license from MSK in connection with the 3DMed License Agreement.

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

The number of shares reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, for a period of not more than four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of September 30, 2022, approximately 608,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$72	$36	$197	$84
General and administrative	383	239	1,083	639
Total stock-based compensation	$455	$275	$1,280	$723

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2022:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	534	$10.09	8.77	$681
Granted	543	5.01
Canceled	(6)	2.28
Outstanding at September 30, 2022	1,071	$7.56	8.73	$28
Options exercisable at September 30, 2022	282	$12.89	7.85	$18

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2022 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on September 30, 2022 of $2.02 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.00%	1.01%	1.95%	1.04%
Volatility	138.57%	124.63%	131.54%	121.29%
Expected term (years)	6.03	6.25	6.18	6.18
Expected dividend yield	—%	—%	—%	—%

The weighted-average grant date fair value of options granted during the three months ended September 30, 2022 and 2021 was $2.78 and $8.09, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $4.52 and $6.99, respectively.

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

As of September 30, 2022, there was $3.4 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.72 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the nine months ended September 30, 2022:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	200	$2.81
Granted	97	$5.34
Unvested at September 30, 2022	297	$3.64

As of September 30, 2022, there was $0.9 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.25 years. No RSUs vested during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, 25,089 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. During the three months ended September 30, 2022, 14,727 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $38,000. There are currently 274,911 shares of common stock reserved for issuance under the 2021 ESPP as of September 30, 2022.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2022 up through the date these financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2022, or our 2021 Annual Report, and our other public reports filed with the SEC.

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

In January 2020, we commenced in the United States a Phase 3 open-label randomized clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food & Drug Administration, or the FDA. The primary endpoint of the clinical trial is overall survival, or OS.

Following review of preliminary data to date from the REGAL study, which was pooled (i.e., GPS arm plus BAT, or control, arm) and which remained blinded as to treatment arm, we observed that the median OS in the pooled study population is likely considerably longer, by approximately twofold, than that originally anticipated and upon which the protocol and statistical analysis plan, or SAP, for the study were based. Accordingly, the overall duration of the REGAL study is now expected to be longer than initially predicted. Following consultation with members of the Independent Data Monitoring Committee for the study and AML key opinion leaders, as well as the recommendations of our biostatistics experts, we are implementing changes to the SAP and protocol for the REGAL study as follows:

•The total targeted enrollment in the study will be increased from 116 patients to a range of 125 patients to 140 patients

•The targeted number of events (deaths) for the interim analysis will be reduced to 60 from 80 and is expected to occur in late 2023 or early 2024

•The targeted number of events (death) for the final analysis will be reduced to 80 from 105 and is expected to occur by the end of 2024

•Statistical significance would be achieved by an estimated hazard ratio (HR) for OS of 0.636, corresponding to an OS of 12.6 months vs. 8 months for GPS vs. BAT, respectively.

Because the interim and final analyses are event driven, they may occur at different times than those listed above.

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., or 3DMed, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as our next generation heptavalent immunotherapeutic GPS Plus, which is at preclinical stage, across all therapeutic and diagnostic uses in the Greater China territory (mainland China, Hong Kong, Macau and Taiwan). We have retained sole rights to GPS and GPS Plus outside of the Greater China area. On March 30, 2022, an investigational new drug, or IND, application filed by 3DMed to initiate the first clinical trial in China for 3D189, also known as GPS, was approved by China’s National Medical Products Administration, or NMPA. The IND is for a small Phase 1 clinical trial investigating safety. The approval by the NMPA triggered a $1.0 million milestone payment to the Company which we recognized as license revenue in the first quarter of 2022 and payment was received in the second quarter of 2022. We have agreed with 3DMed for 3DMed to participate in the REGAL study through the inclusion of approximately 20 patients from the Greater China territory. Such participation by 3DMed is possible due to the increase in the target patient enrollment in the study and will trigger two development milestone payments totaling $13.0 million, which we expect to receive in the first half of 2023. If the REGAL study meets its primary endpoint for efficacy and the Chinese regulatory authorities determine that the REGAL data is sufficient for approval in China (which cannot be guaranteed), GPS could potentially reach the market in Greater China much earlier than we and 3DMed had been anticipated when we entered into the license agreement providing rights to 3DMed.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm “basket” type clinical study of GPS in combination with Merck & Co., Inc.’s, or Merck, anti-PD-1 therapy, pembrolizumab (Keytruda®). In 2020, we and Merck determined to focus on ovarian cancer (second or third line WT1+ relapsed or refractory metastatic ovarian cancer). On November 10, 2022, we reported the following confirmatory topline data from 17 evaluable patients in the study:

•Median OS was 18.4 months compared to 13.8 months with pembrolizumab alone in a in a checkpoint inhibitor single agent study in a similar patient population treated with checkpoint inhibitor alone.

•Median progression-free survival, or PFS, was 12 weeks compared to 8 weeks in a checkpoint inhibitor single agent study in a similar patient population treated with checkpoint inhibitor alone.

•The overall response rate of the trial is 6.3 percent with a disease control rate, or DCR, which is the sum of overall response rate and rate of stable disease, of 50.1 percent at a median follow-up of 14.4 months. In a checkpoint inhibitor single agent study in a similar platinum-resistant ovarian cancer patient population treated with a checkpoint inhibitor alone, the observed DCR was 37.2 percent, consistent with a DCR rate increase of approximately 45 percent in the GPS combination with pembrolizumab over that seen for checkpoint inhibitors alone.

•Survival and disease control benefits were observed in patients harboring tumors with any level of detectable PD-L1 expression, i.e., those with Combined Positive Score, or CPS, of 1 or higher. The DCR is 63.6% in patients with a CPS of 1 or higher. Patients with a CPS score of less than 1 showed a median OS of 3.2 months vs. patients with a CPS greater than or equal to 1 who had a median OS of 18.4 months and, as it relates to time to progression, patients with a CPS score of less than 1 had a median PFS of 1.9 months and patients with a CPS score of greater than or equal than 1 showed a median PFS of 3.8 months.

•In 16 evaluable patients in whom serial peripheral blood samples were available, a correlation was observed between PFS and OS and WT1-specific immune response after GPS vaccination across more than 1 channel with intracellular cytokine flow-cytometry assays in peripheral blood lymphocytes assaying reactivity against the four pooled WT1 antigens comprising GPS. The data were consistent with those seen in previous studies of GPS.

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

GFH009

On March 31, 2022, we entered into an exclusive license agreement, or the GFH009 Agreement, with GenFleet Therapeutics (Shanghai), Inc., or GenFleet, a clinical-stage biotechnology company developing cutting-edge therapeutics in oncology and immunology, that grants rights to us for the development and commercialization of GFH009, a highly selective small molecule cyclin-dependent kinase 9, or CDK9, inhibitor, across all therapeutic and diagnostic uses worldwide outside of mainland China, Hong Kong, Macau and Taiwan.

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

GFH009 is currently in a Phase 1 dose-escalating clinical trial in the United States and China. We are evaluating both twice-a-week and once-a-week dosing, and the indications are relapsed/refractory AML, chronic lymphocytic leukemia, or CLL, small lymphocytic leukemia, or SLL, and lymphoma. The primary goal of the trial is to establish the recommended Phase 2 dose and to assess safety. We expect enrollment in the planned twice-a-week dosing cohorts in the trial to be completed by the end of 2022 and the once-a-week cohorts in early 2023.

Following completion of the Phase 1 clinical trial and determination of the recommended Phase 2 dose, we intend to commence a Phase 2 clinical trial of GFH009 in combination with venetoclax and azacitidine in AML patients who failed or did not respond to treatment with venetoclax and azacitidine. The primary endpoint of the Phase 2 clinical trial, which we expect to initiate by the end of the first quarter of 2023, will be complete remission (CR) rate and secondary endpoints will include progression free survival, OS and proportion of patients proceeding to transplant. We are also planning a Phase 2 clinical trial of GFH009 in certain solid tumors which will likely commence in the first quarter of 2023 and are exploring various options with respect to clinical development for GFH009 in several pediatric indications which we expect to finalize by the end of 2022.

Impact of COVID-19

The ongoing global COVID-19 pandemic, including the surges of cases from the Delta and Omicron variants, continues to disrupt our business operations and those of our collaborators, including 3D Med and GenFleet, contractors, contract research organizations, or CROs, suppliers, clinical sites, contract manufacturing organizations, or CMOs, and other partners. The COVID-19 pandemic has affected and may continue to affect the health and availability of our workforce and that of the third-parties we rely on, such as our CROs, clinical sites, CMOs, and other contractors as well as the governmental agencies, such as the FDA and health authorities in other countries which could delay or otherwise adversely impact the ability of such parties to fulfill their obligations. We have implemented a return-to-work policy in compliance with federal, state and local requirements and guidance, which provides for a hybrid of remote and in-office work. We are continuously monitoring the impact of the pandemic on our clinical development programs and on those of our partners, 3DMed and GenFleet. Our Phase 3 REGAL study is progressing, with the necessary work to activate additional sites in the United States, Europe and Asia continuing. However, since the onset of the COVID-19 pandemic, we have observed that, at certain times and in certain instances, clinical site initiations, patient screening and patient enrollment have been delayed. These delays are likely due to many reasons, which have been changing and evolving as the COVID-19 pandemic itself has evolved, including the prioritization of hospital resources towards the care of patients with COVID-19, delays in reviews and approvals by independent institutional review boards, or IRBs, and/or ethics committees at clinical sites, the challenges for clinicians and patients to comply with clinical trial protocols due to quarantines impeding patient movement or interrupting operations at sites, restrictions on travel and, most recently, inadequate staffing at clinical sites, supply chain-related delays, materials shortages and, most recently, lockdowns in China. Throughout the United States, Europe and Asia, newly initiated sites have taken longer than expected to become fully operational and begin enrolling patients. We are continuing to monitor each clinical site through our CROs as well as conducting direct outreach to investigators and study staff through site visits investigator meetings and other modes of communication. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that, despite progress in vaccination efforts, remain highly uncertain, subject to change and cannot be predicted with confidence, including the duration of the outbreak, the continued availability and efficacy of vaccines and booster shots, developments or perceptions regarding safety of vaccines, new information which may emerge concerning the severity of COVID-19, the emergence of new strains of COVID-19, including any future variants that may emerge, the actions to contain COVID-19 or treat its impact, including continuing or new lockdowns, among others, and the direct and indirect economic effects of the pandemic, including as a result of inflation, supply chain disruptions, shifting demand and labor shortages. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Acquired In-Process Research and Development

Acquired in-process research and development consists of costs to acquire or license product candidates from third parties for development with no alternative future use.

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

Critical Accounting Policies and Estimates

In the 2021 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2021 that are not included in Note 3 of the accompanying consolidated financial statements for the nine months ended September 30, 2022. Readers are encouraged to read the 2021 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Licensing revenue	$—	$—	$—
Operating expenses:
Cost of license revenue	—	—	—
Research and development	4,282	4,541	(259)
Acquired in-process research and development	—	—	—
General and administrative	2,864	2,436	428
Total operating expenses	7,146	6,977	169
Operating loss	(7,146)	(6,977)	(169)
Non-operating income (expense), net	124	(108)	232
Net loss	$(7,022)	$(7,085)	$63

	Nine Months Ended September 30,
	2022	2021	Change
Licensing revenue	$1,000	$7,600	$(6,600)
Operating expenses:
Cost of license revenue	100	200	(100)
Research and development	14,422	12,281	2,141
Acquired in-process research and development	10,000	—	10,000
General and administrative	8,982	8,794	188
Total operating expenses	33,504	21,275	12,229
Operating loss	(32,504)	(13,675)	(18,829)
Non-operating income (expense), net	324	(426)	750
Net loss	$(32,180)	$(14,101)	$(18,079)

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

There was no licensing revenue for each of the three months ended September 30, 2022 and 2021.

Licensing revenue was $1.0 million for the nine months ended September 30, 2022 related to an approval by the NMPA of an IND application for a small Phase 1 clinical trial investigating safety of GPS in China, which triggered a development milestone under the 3DMed License Agreement. Licensing revenue was $7.6 million for the nine months ended September 30, 2021 related to the initial transaction price of $9.5 million under the 3DMed License Agreement, which was recognized over a period of time to satisfy the out-licensing of intellectual property rights and transfer of technical know-how.

Cost of License Revenue

There was no cost of licensing revenue during each of the three months ended September 30, 2022 and 2021.

We incurred $0.1 million and $0.2 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the nine months ended September 30, 2022 and 2021, respectively.

Research and Development
Research and development expenses were $4.3 million for the three months ended September 30, 2022 compared to $4.5 million for the three months ended September 30, 2021. The $0.2 million decrease was primarily attributable to a $0.5 million decrease in clinical expenses due to the timing of start-up fees in the prior year related to our ongoing Phase 3 REGAL clinical trial of GPS in AML, a $0.4 million decrease in manufacturing expenses due to the timing of drug supply purchases and manufacturing of a registration batch of GPS in the prior year. These decreases were partially offset by a $0.3 million increase in personnel related expenses due to increased headcount and a $0.4 million increase in other clinical and regulatory consulting expenses. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and GFH009, including our Phase 3 clinical trial of GPS in AML and the planned Phase 2 clinical trials of GFH009.

Research and development expenses were $14.4 million for the nine months ended September 30, 2022 compared to $12.3 million for the nine months ended September 30, 2021. The $2.1 million increase was primarily attributable to a $1.4 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML, a $1.1 million increase in personnel related expenses due to increased headcount, and a $0.2 million increase in other research and development expenses. These increases were partially offset by a $0.6 million decrease in manufacturing expenses due to the timing of drug supply purchases and manufacturing of a registration batch of GPS in the prior year. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and GFH009, including our Phase 3 clinical trial of GPS in AML, and the planned Phase 2 clinical trials of GFH009.

Acquired In-Process Research and Development

There was no acquired in-process research and development expense during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of GFH009, $4.5 million of which was paid in April 2022 and the remaining $5.5 million which was deemed probable to occur and expected to be paid by the end of the second quarter of 2023. There was no acquired in-process research and development during the three and nine months ended September 30, 2021.

General and Administrative

General and administrative expenses were $2.9 million for the three months ended September 30, 2022 compared to $2.4 million for the three months ended September 30, 2021. The $0.5 million increase was primarily due to a $0.5 million increase in personnel expenses due to increased headcount, including a $0.1 million increase in non-cash stock-based compensation.

General and administrative expenses were $9.0 million for the nine months ended September 30, 2022 compared to $8.8 million for the nine months ended September 30, 2021. The $0.2 million increase was primarily due to a $1.4 million increase in personnel related expenses due to increased headcount, including a $0.4 million increase in non-cash stock-based compensation, and a $0.3 million increase in outside services and public company costs. These increases were partially offset by a $1.1 million decrease related to the amortization of contract asset costs associated with the 3DMed License Agreement in the prior year with no comparable expense in the current year, and a $0.4 million decrease in legal, accounting, and other general and administrative fees.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three and nine months ended September 30, 2022 and 2021, respectively, was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Change in fair value of warrant liability	$2	$30	$(28)	$39	$(29)	$68
Change in fair value of contingent consideration	11	(140)	151	126	(403)	529
Interest income	111	2	109	159	6	153
Total non-operating income (expense), net	$124	$(108)	$232	$324	$(426)	$750

Net non-operating income of $0.1 million during the three months ended September 30, 2022 was primarily due to interest income earned from our cash and cash equivalents.

Net non-operating expense of $0.1 million for the three months ended September 30, 2021 was primarily due to an increase in the fair value of the contingent consideration liability partially offset by a slight decrease in the change in the fair value of the warrant liability.

Net non-operating income of $0.3 million during the nine months ended September 30, 2022 was primarily due to interest income earned from our cash and cash equivalents, and a decrease in the fair value of the contingent consideration liability driven by an increase in discount rates.

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

Income Tax Expense

There was no income tax expense for the three and nine months ended September 30, 2022 and 2021. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity, Capital Resources, and Funding Requirements

We did not generate any revenue from product sales during the nine months ended September 30, 2022 and 2021. Through September 30, 2022, the Company has only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

To date, the Company has received $10.5 million in upfront payments and certain technology transfer and regulatory milestones from 3DMed, pursuant to its Exclusive License Agreement for GPS. The participation of 3DMed in the REGAL Phase 3 clinical trial in China will trigger significant milestone payments to us, which we expect to receive in the first half of 2023. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of September 30, 2022, which milestones are variable in nature and not under our control.

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

On March 31, 2022, we entered into the GFH009 Agreement with GenFleet pursuant to which GenFleet granted to us a sublicensable, royalty-bearing license, to certain of its intellectual property, to develop, manufacture, and commercialize a small molecule CDK9 inhibitor, GFH009, for the treatment, diagnosis or prevention of disease in humans and animals in all countries and territories of the world other than mainland China, Hong Kong, Macau and Taiwan, or the GFH009 Territory. GFH009 is currently in a Phase 1 clinical trial in the United States and China.

In consideration for the exclusive license, we agreed to pay GenFleet (i) an upfront and technology transfer fee of $10.0 million, of which $4.5 million was paid in April 2022, and $5.5 million is due upon the first day of the 15th calendar month following the effective date of the GFH009 Agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. We have also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of GFH009 in the GFH009 Territory ranging from the low to high single digits.

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2021, we sold a total of 786,927 shares of common stock pursuant to the Sales Agreement at an average price of $12.04 per share for aggregate net proceeds of approximately $9.0 million. During the nine months ended September 30, 2022, we sold an additional 37,891 shares of common stock pursuant to the Sales Agreement at an average price of $3.25 per share for aggregate net proceeds of approximately $0.1 million. There remains approximately $40.4 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

As of September 30, 2022, we had an accumulated deficit of $170.8 million, cash and cash equivalents of $21.3 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $12.6 million as of September 30, 2022. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern.

We will require substantial additional financing to commercially develop any current or future product candidates. If we are unable to obtain additional funding on a timely basis, we will be required to scale back our plans and place certain activities on hold. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities, payments from potential strategic research and development collaborations, and licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to its product candidates. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(18,657)	$(21,045)
Investing activities	(4,500)	—
Financing activities	23,150	12,024
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(7)	$(9,021)

Net Cash Used in Operating Activities

Net cash used in operating activities of $18.7 million during the nine months ended September 30, 2022 was primarily attributable to our net loss of $32.2 million, which was partially offset by various net non-cash charges of $11.4 million and the net change in our operating assets and liabilities of approximately $2.1 million. Net non-cash charges were driven by $10.0 million in expense related to the acquired in-process research and development, $1.3 million in non-cash stock compensation expense, and $0.1 million in other net non-cash charges. The net change in our operating assets and liabilities of $2.1 million is primarily attributable to an increase in accrued expenses and other current liabilities of $1.9 million, and a decrease in prepaid expenses and other current assets of $0.5 million, which were partially offset by a decrease in operating lease liabilities of $0.3 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $4.5 million during the nine months ended September 30, 2022 related to license payments made for the acquisition of in-process research and development under the GFH009 Agreement.

There was no cash used in investing activities during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

We generated $23.2 million in net cash from financing activities during the nine months ended September 30, 2022 that was due to $23.0 million in aggregate net proceeds received from our underwritten public offering, which closed in April 2022, $0.1 million in aggregate net proceeds received from the issuance of common stock under the Sale Agreement, and $0.1 million in aggregate net proceeds received from the issuance of common stock under the employee stock purchase plan.

We generated $12.0 million of net cash from financing activities for the nine months ended September 30, 2021. We received $9.0 million in net proceeds from the issuance of common stock under the Sales Agreement, as well as $3.0 million from the exercise of warrants to acquire shares of common stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022