Form 10-K
period 2022-12-31
SELLAS Life Sciences Group, Inc.
filed 2023-03-16
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $45,790,691 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2023, SELLAS Life Sciences Group, Inc. had outstanding 28,302,504 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. Such forward-looking statements include the words "expect," "intend,” "plan," "believe," "project," "estimate,” "may,” "should," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements and include, without limitation, statements regarding:

•our future financial and business performance;

•strategic plans for our business and product candidates;

•our ability to develop or commercialize products;

•the expected results and timing of clinical trials and nonclinical studies;

•our ability to comply with the terms of our license agreements;

•developments and projections relating to our competitors and industry;

•our expectations regarding our ability to obtain, develop and maintain intellectual property protection and not infringe on the rights of others;

•our ability to retain key scientific or management personnel;

•our future capital requirements and the timing of those requirements and sources and uses of cash;

•our ability to obtain funding for our operations; and

•changes in applicable laws or regulations.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•risks associated with preclinical or clinical development and trials;

•changes in the assumptions underlying our expectations regarding our future business or business model;

•our ability to develop, manufacture and commercialize product candidates;

•general economic, financial, legal, political and business conditions and changes in domestic and foreign markets;

•changes in applicable laws or regulations;

•the impact of natural disasters, including climate change, and the impact of health epidemics, including the COVID-19 pandemic, on our business;

•the size and growth potential of the markets for our products, and our ability to serve those markets;

•market acceptance of our planned products;

•our ability to raise capital;

•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-K - Annual Report
For the Year Ended December 31, 2022

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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report on Form 10-K, entitled “Risk Factors.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

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

•Our business, in particular our clinical development programs, has been and may continue to be adversely affected by global health crises, including the COVID-19 pandemic.

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

•Our current and future product candidates could fail to receive regulatory approval from the U.S. Food and Drug Administration, or FDA.

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

•We have in-licensed a significant portion of our intellectual property from Memorial Sloan Kettering Cancer Center, or MSK, and GenFleet Therapeutics (Shanghai), Inc, or GenFleet. If we breach either or both of our license agreements with MSK and GenFleet, respectively, we could lose the ability to continue the development and potential commercialization of GPS or GFH009, our second product candidate which we in-licensed from GenFleet.

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

•Our commercial success depends upon attaining significant market acceptance of our current and future product candidates, if approved, among physicians, patients, health care payors and cancer treatment centers.

•Even if we are able to commercialize our current or future product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize our products, which could harm our business.

•We have been involved in multiple legal and governmental proceedings, including securities class action litigation, relating to our predecessor in the past, and may in the future be involved in any such proceedings, that could divert management’s attention and adversely affect our financial condition and our business.

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

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel therapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S, or GPS, a peptide immunotherapy directed against the Wilms tumor 1, or WT1, antigen, and GFH009, a highly selective small molecule cyclin-dependent kinase 9, or CDK9, inhibitor.

Galinpepimut-S

Our lead product candidate, GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, or MSK, that targets the WT1 protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers, and solid tumor indications.

In January 2020, we commenced in the United States an open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival. We plan to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). Under our current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 60 events (deaths) per the protocol will occur by the end of 2023 or early 2024 and the final analysis after 80 events will occur by the end of 2024. Because these analyses are event driven, they may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we have agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. Such participation by 3D Medicines will trigger two development milestone payments totaling $13.0 million, which we expect to receive in the first half of 2023. If the REGAL study meets its primary endpoint for efficacy and the Chinese regulatory authorities determine that the REGAL data is sufficient for approval in China, GPS could potentially reach the market in Greater China much earlier than we and 3D Medicines had anticipated when we entered into the license agreement in December 2020. As of March 15, 2023, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, pembrolizumab (Keytruda®). In 2020, we, together with Merck, determined to focus on ovarian cancer (second or third line). In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. We plan to present final data from this study at a medical conference in the first half of 2023.

In February 2020, a Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Enrollment of a target total of 10 evaluable patients was completed at the end of 2022. We expect to report topline data from this study in the first half of 2023.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

GFH009

On March 31, 2022, we entered into an exclusive license agreement, or the GFH009 Agreement, with GenFleet that grants rights to us for the development and commercialization of GFH009, a highly selective small molecule CDK9 inhibitor, across all therapeutic and diagnostic uses worldwide, except for Greater China.

CDK9 activity has been shown to correlate negatively with overall survival in a number of cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, melanoma, endometrial, lung, prostate, breast and ovarian. As demonstrated in preclinical and clinical data, to date, GFH009’s high selectivity has the potential to reduce toxicity as compared to older CDK9 inhibitors and other next-generation CDK9 inhibitors currently in clinical development and to potentially be more efficacious.

GFH009 is currently in a Phase 1 dose-escalating clinical trial in the United States and China. We are evaluating both twice-a-week and once-a-week dosing regimens, and the indications are relapsed/refractory AML, chronic lymphocytic leukemia, or CLL, small lymphocytic leukemia, or SLL, and lymphoma. The primary goal of the trial is to establish the recommended Phase 2 dose and to assess safety. We expect enrollment in this study to be completed in the first quarter of 2023 and we expect to determine the recommended Phase 2 dose and report analyzed data from the study early in the second quarter of 2023.

Following completion of the Phase 1 clinical trial and determination of the recommended Phase 2 dose, we intend to commence a Phase 2a clinical trial of GFH009 in combination with venetoclax and azacitidine in AML patients who failed or did not respond to treatment with venetoclax and azacitidine. The primary endpoint of the Phase 2a clinical trial, which we expect to initiate during the second quarter of 2023, will likely be complete remission (CR) rate and secondary endpoints will likely include progression free survival, or PFS, OS and proportion of patients proceeding to transplant. We are also planning to potentially commence a Phase 2 clinical trial of GFH009 in certain solid tumors and/or lymphoma in the third quarter of 2023 and are exploring various options with respect to clinical development for GFH009 in several pediatric indications.

The chart below summarizes the current status of our clinical development pipeline:

Our Strategy

Our overall goal is to develop multiple oncology product candidates in order to achieve marketing authorization in the United States and the rest of the world. We are particularly focused on developing better treatments for AML, the lead indication for both GPS and GFH009, which will allow us to leverage our clinical development expertise in hematology/oncology and to build a single streamlined commercial infrastructure sufficient for both of our current product candidates.

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

WT1 is a protein that resides in the cell’s nucleus and participates in the process of cancer formation and progression. As such, WT1 is classified as an “oncogene.” WT1 plays a key role in the development of the kidneys in fetal life, but then almost disappears from normal organs and tissues. In a wide variety of cancers (20 or more cancer types), WT1 becomes detectable again in at least 50% of tumor pathology specimens in the cells of these cancers. WT1 appears in large amounts (i.e., becomes “overexpressed”) in numerous hematological malignancies, including AML, MM and chronic myeloid leukemia, as well as in many solid malignancies such as MPM, gastrointestinal cancers (such as colorectal cancer), glioblastoma multiforme, triple negative breast cancer, or TNBC, ovarian cancer and small cell lung cancer, or SCLC.

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

We believe that GPS has a mechanism of action that involves direct activation of the patient’s immune system specifically and solely against the WT1 protein. Although the immune system is designed to identify foreign or abnormal proteins expressed on tumor cells, this process is often defective in cancer patients. Typically, patients harboring WT1-positive malignancies have very few or no T cells specifically reactive or responsive to, and therefore activated by, WT1. T cells are involved in both sensing and killing abnormal cells, in addition to coordinating the activation of other cells in an immune response. T cells can be classified into two major subsets, CD4 cells and CD8 cells. CD8 cells, known as killer T cells, are characterized by the expression of the CD8 protein on their cell surface that allow them to recognize, bind and kill cells infected by cancer cells. CD4 cells, known as helper T cells, are critical to providing the signals necessary for sustained CD8 cell responses and are also capable of exerting direct anti-tumor activity. GPS is designed to elicit both CD4 and CD8 cell immune responses. We believe that the activation of CD8 cells by GPS could lead to direct cancer cell killing, or cytotoxicity, and the eventual establishment of immunologic memory against a WT1-expressing cancer. This occurs by two mechanisms: (i) conversion of some of the activated CD8 cells to CD8 memory cells, and (ii) activation of CD4 cells and the eventual creation of CD4 terminal effective memory cells.

We believe that, with respect to the conversion of activated CD8 cells, the GPS stimulated CD8 cells transform into cytotoxic T-lymphocytes, or CTLs, which are expected to be able to attack and destroy specifically WT1-positive cancer cells. Each CTL typically destroys one WT1-positive cancer cell, but they have been shown to be able to kill up to 10 to 20 WT1-positive cancer cells. Further, with respect to the activation of CD4 cells, we believe that CD4 cells are stimulated to produce WT1-specific helper T cells, which are able, in turn, to activate CTLs and B cells. The B-cells “helped” by the helper T cells produce antibodies to specific WT1 epitopes. The anti-cancer effect is considered to be a result of a combination of all of the above actions, as well as possible additional, less clear, mechanisms involving other immune cell types (e.g., natural killer cells) that are not as widely understood.

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
•anticipated cost-effective manufacturing; allogeneic, “off-the-shelf,” vialed subcutaneously administered drug that is not patient-specific; and
•positive Phase 2 clinical data on effectiveness (based on overall survival, or OS, in AML and PFS in MM) with good tolerability and a favorable safety profile.

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

GPS Monotherapy

•Registrational Phase 3 REGAL open-label randomized clinical trial in AML patients who have achieved hematologic complete remission, with or without thrombocytopenia (CR2/CRp2), after second-line antileukemic therapy and who are deemed ineligible for, or unable to undergo, allogeneic stem-cell transplantation
Ongoing

•Phase 1 clinical trial of 3D189 (GPS) in China (our licensee, 3D Medicines is the sponsor)	Ongoing

•Phase 1 clinical trial in patients with hematologic and thoracic malignancies with no demonstrable residual/recurrent disease after debulking therapy	Completed; final data reported

•Phase 2 clinical trial in patients with AML with first complete remission (CR1) patients	Completed; final data reported

•Phase 2 clinical trial in patients with high-risk MDS or AML patients with ≥2 lines of prior therapy (CR2)	Completed; final data reported

•Phase 2 clinical trial in MM patients	Completed; final data reported

•Phase 2 randomized, double-blind, placebo-controlled clinical trial in MPM patients	Completed; final data reported

GPS Combination Therapy

•Phase 1/2 clinical trial of GPS in combination with the anti-PD-1 therapy pembrolizumab (Keytruda) in ovarian cancer (second or third line) in collaboration with a Merck & Co., Inc., Kenilworth, N.J., U.S. subsidiary (known as MSD outside the United States and Canada), or Merck
Completed; final data to be reported in 1H2023

•Phase I open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo), in patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy
Enrollment completed; topline data expected 1H2023

•Phase 1/pilot open-label, non-randomized clinical trial of GPS in combination with nivolumab in patients with WT1-expressing, or WT1+, recurrent ovarian, fallopian tube or primary peritoneal cancer who were in second or greater clinical remission (after their successful first or subsequent “salvage” therapy)
Completed; final data reported

Current AML Treatment Therapies

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

A June 2021 report from Delvelnsight estimates a global market size for AML of $5.09 billion by the end of 2030, with a compound annual growth rate, or CAGR, of 21.85% from 2018 to 2030. The total number of newly diagnosed patients with AML per year in the United States is approximately 20,050 (2022 epidemiological data: American Cancer Society). According to PharmaIntelligence (Informa, April 2022) as AML patients progress through their individual journeys and experience disease progression, the number of patients that ultimately receive a second-line treatment of any kind in the U.S. is roughly 36% (about 7,500 patients) of the stated incident population. The corresponding numbers of second-line treated patients in the key markets of the European Union (Germany, France, Italy and Spain) is approximately 6,520 and of Japan is approximately 3,482. According to CD DiNardo (N Engl J Med 2018; 378:2386-2398) and D Verma (Leuk Lymphoma 2010 May;51(5):778-82), about 50% of patients in second-line achieve Complete Remission or CR2 (our Phase 3 REGAL patient population). These figures would substantiate a total of approximately 8,725 clinically appropriate patients for GPS in the referenced key markets.

Until recently, the overall treatment landscape for AML had remained static for decades, as numerous targeted and antiproliferative agents were unsuccessful in providing meaningful long-term clinical benefits, including increments in survival. In recent years, additional drugs have been approved and current standard treatments include chemotherapy (including the fixed molar ratio combination chemotherapy Vyxeos), hypomethylating agents, or HMAs, drugs that target mutations of the isocitrate dehydrogenase type-1 and -2 and the FMS-like tyrosine-protein kinase, FLT3, in patients whose disease harbors these genetic aberrations, the B-cell lymphoma 2 inhibitor venetoclax (in combination with chemotherapy or HMAs), the CD33-targeting antibody-drug conjugate gemtuzumab ozogamicin, and the sonic hedgehog signaling inhibitor glasdegib. Select patients could also undergo an allogeneic hematopoietic, or blood-forming, stem cell transplant, or allo-HSCT. One of the fundamental goals of therapy for AML, both in the upfront and salvage settings, is for the patient to achieve a state of complete remission. Complete remission is defined per consensus criteria by the European Leukemia Net, or ELN, whereby the hematologic and clinical features of the disease are no longer detected. In the first line setting, AML patients who achieve a status of first complete remission, or CR1, have two options for a meaningful long-term benefit: allo-HSCT and maintenance therapy with the oral form of the HMA azacitidine, which the FDA approved for use in the second half of 2020. In the second line setting, i.e., in AML patients who have relapsed and are receiving salvage antileukemic therapy, we are not aware of any therapies, other than allo-HSCT, that have shown through rigorous blinded, randomized, controlled clinical trials to offer a meaningful long-term benefit (either relapse-free or overall survival) when used as maintenance after patients achieve a status of CR2. Once the disease relapses after second-line therapy, patients have limited options which currently include off-label administration of HMAs, venetoclax in combination with either HMAs or low-dose cytarabine or investigational agents in the context of a Phase 1/2 clinical trial.

AML as lead indication for GPS Program

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

Furthermore, we believe that there is a significant unmet medical need for a clinically safe and effective therapy as maintenance after AML patients achieve CR1 and/or CR2 status following successful first-line or second-line (salvage) therapies, as a significant percentage of these patients are ineligible for, or unable to undergo, allo-HSCT. No third-line therapies have shown demonstrable clinical impact to date in AML patients after their second relapse and eventually AML patients in second relapse generally succumb to AML or complications associated therewith.

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

Phase 3 REGAL Clinical Trial

Building on the Phase 2 study in AML CR2 patients, which showed a median OS of 21.0 months, at a median follow-up of 30.8 months, in patients receiving GPS compared to 5.4 months in contemporaneously treated patients with best standard therapy, in January 2020, we commenced a Phase 3 pivotal registration-enabling study for GPS in AML patients in CR2, including those in complete remission with incomplete platelet recovery. This study, which we refer to as the REGAL study, is a 1:1 randomized, open-label study comparing GPS in the maintenance setting to investigators’ choice of best available treatment, or BAT, in adult AML patients (age >18 years) who have achieved their second or later hematologic (morphological) complete remission, with or without thrombocytopenia, after second-line antileukemic therapy and who are deemed ineligible for, or unable to undergo, allo-HSCT. The primary endpoint is OS and secondary endpoints include leukemia-free survival, or LFS, landmark OS and LFS rates, and achievement of MRD negativity. Exploratory endpoints include antigen-specific T-cell immune response dynamics over time. We expect this study will be used as the basis for a BLA submission, subject to a statistically significant and clinically meaningful data outcome and agreement with the FDA.

The REGAL study is expected to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia. We have received approvals from the regulatory authorities in the United States, Canada, France, Germany, Greece, Poland, Hungary, Spain, Italy, Serbia, India and Taiwan to commence enrollment in our Phase 3 REGAL study at clinical sites in those countries. The protocol specifies that the study will have a planned interim safety, efficacy and futility analysis after 60 events (deaths). In addition, the charter for the Independent Data Monitoring Committee, or IDMC, for the REGAL study provides that the IDMC may conduct risk-benefit assessments at earlier points in the clinical trial. In December 2022, the IDMC performed its initial prespecified risk-benefit assessment of unblinded data from the study and recommended that the trial continue without modifications. Based upon our current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 60 events per the protocol will occur by the end of 2023 or early 2024 and that the final analysis after 80 events will occur by the end of 2024. Because these analyses are event driven, they may become available at different times than currently expected. We have agreed with our partner in China, 3D Medicines, for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. Such participation by 3D Medicines is possible due to the increase in the target patient enrollment in the study and will trigger two development milestone payments totaling $13.0 million, which we expect to receive in the first half of 2023. If the REGAL study meets its primary endpoint for efficacy and the Chinese regulatory authorities determine that the REGAL data is sufficient for approval in China, GPS could potentially reach the market in Greater China much earlier than we and 3D Medicines had anticipated when we entered into the license agreement providing rights to 3D Medicines.

The key features and schema of this study are shown in the following graphic:

Phase 1 clinical trial of 3D189 in China

In January 2022, 3D Medicines submitted an IND application to initiate the first clinical trial in China for 3D189, also known as GPS. The IND for the Phase 1 clinical trial, which is investigating safety, was accepted by China’s National Medical Products Administration NMPA and the trial commenced in mid-2022. 3D Medicines is responsible for all expenses related to executing the trial in China. In the second quarter of 2022, we received a $1.0 million milestone payment which was triggered by the NMPA’s approval of the IND.

Expanded Access Program

At the request of several investigators, in 2022 we instituted an Expanded Access Program that allows qualified physicians to treat patients who do not meet currently required study entry criteria for the ongoing REGAL trial with GPS. This access is provided on a case-by-case basis to patients in the United States and Germany. Patients treated under the Expanded Access Program are not considered participants in the REGAL study.

GPS Combination Therapy with Checkpoint Inhibitors

Phase 1/2 Clinical Trial of GPS in Combination with Pembrolizumab

Given the potential immunobiologic and pharmacodynamic synergy between GPS and an immune check-point inhibitor (e.g., PD1 blocker), we entered into a Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada), to assess the efficacy and safety of GPS in combination with Merck’s anti-PD-1 therapy pembrolizumab with exploratory long-term follow-up for OS and safety. In December 2018, we, in collaboration with Merck, initiated a Phase 1/2 open-label, non-comparative, multicenter, multi-arm clinical trial of GPS in combination with pembrolizumab in patients with WT1-positive advanced cancers, including both hematologic malignancies and solid tumors. We, together with Merck, determined to focus on 2nd or 3rd line WT1+ relapsed or refractory ovarian metastatic cancer as the primary indication for the study.

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

The purpose of the study was to determine if the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect. This study was the first clinical trial of GPS in a patient population harboring overt bulky disease. The negative influence of TME factors on the immune response is predicted to be mitigated by PD1 inhibition (by pembrolizumab), thus allowing the patient's own immune cells to invade and destroy cancerous growth deposits specifically sensitized against WT1 (by concomitantly-administered GPS). The endpoints of the study were safety, immunobiological response, overall response rate (as measured by “response evaluation criteria in solid tumors”, or RECIST), progression free survival and overall survival and other analyses of interest. GPS has been designed as maintenance therapy in order to provide an overall survival benefit after patients reach MRD status or complete remission. The final topline data from this study demonstrated that the combination of GPS and pembrolizumab could halt or slow down the progression in highly active disease refractory to other therapies.

In December 2020, we announced that the first set of evaluable patients (n=8) in the study, diagnosed with metastatic ovarian cancer, demonstrated a disease control rate, or DCR, which is the sum of overall response rate and rate of stable disease, of 87.5% with a median follow-up of 9.4 weeks. At the first assessment time-point of 6 weeks post-therapy initiation, 100% of the patients were free of disease progression. Using a validated immunohistochemistry, or IHC, assay during the screening period, the rate of WT1 positivity in this ovarian cancer patient population was approximately 70%. Six of the eight evaluable patients are continuing to receive GPS plus pembrolizumab.

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

On November 10, 2022, we reported the following confirmatory topline data from 17 evaluable patients in the study. We plan to report final data from this study at a medical conference in the first half of 2023.

•Median OS was 18.4 months compared to 13.8 months with pembrolizumab alone in a in a checkpoint inhibitor single agent study in a similar patient population treated with checkpoint inhibitor alone.

•Median progression-free survival, or PFS, was 12 weeks compared to 8 weeks in a checkpoint inhibitor single agent study in a similar patient population treated with checkpoint inhibitor alone.

•The overall response rate of the trial was 6.3 percent with a DCR of 50.1 percent at a median follow-up of 14.4 months. In a checkpoint inhibitor single agent study in a similar platinum-resistant ovarian cancer patient population treated with a checkpoint inhibitor alone, the observed DCR was 37.2 percent, consistent with a DCR rate increase of approximately 45 percent in the GPS combination with pembrolizumab over that seen for checkpoint inhibitors alone.

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

GPS Combination Therapy with Nivolumab for MPM

A single-center, open-label, single-arm, non-randomized investigator-sponsored Phase 1 trial of concomitant administration of GPS in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo) was initiated in February 2020 at MSK in patients with MPM who have previously received treatment with pemetrexed-based chemotherapy and have measurable disease on imaging, either due to residual disease after prior treatment or recurrent disease. We are providing GPS and Bristol-Myers Squibb is providing nivolumab for this study.

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

In December 2020, we announced that the first set of evaluable patients (n=3) had a median PFS of at least 10 weeks since therapy initiation. In primary refractory MPM patients, any prolongation of progression-free interval greater than 8 weeks would be considered clinically meaningful, considering the current lack of effective therapies. All patients had the epithelioid variant of MPM, a tumor which is universally expressing WT1. GPS was found to be appropriately immunogenic, leading to the emergence of antigen (WT1)-specific CD4+ T-memory cell responses at three months post-therapy initiation. In June 2021, we reported updated clinical data for four evaluable patients, all of whom had the MPM epithelioid and/or sarcomatoid variant and all of whom had received and progressed with, or are refractory to, frontline pemetrexed-based chemotherapy. Average overall survival (OS) was 35.3 + 24.0 weeks with a median OS of 35.4 weeks, while average progression-free survival (PFS) was 8.8 + 4.2 weeks with a median PFS of seven weeks, both at a median follow-up of 35.4 weeks. The safety profile of the GPS-nivolumab combination was similar to that seen with nivolumab alone, with the addition of only low-grade, temporary local reactions at the GPS injection site, consistent with previously performed clinical studies with GPS.

Study enrollment (target total n=10) was completed at the end of 2022. We expect to report final topline data for this study in the first half of 2023.

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

Multiple Myeloma (MM)

MM is a cancer formed by malignant plasma cells, and its cause is unknown. The overgrowth of plasma cells in the bone marrow crowds out normal blood-forming cells, causing low blood counts and anemia (a shortage of red blood cells). MM can also cause a shortage of platelets (cells responsible for normal blood clotting) and lead to increased bleeding and bruising, along with problems fighting infections due to low white cell counts and/or lower levels of infection-fighting antibodies. MM causes a host of organ problems and symptoms, including fatigue, bone pain, fractures, circulatory problems (in small vessels of the brain, eye retina, heart, bowel, etc.) and kidney failure. Treatment for MM includes chemotherapy, glucocorticoids, drugs that modulate the immune system (immunomodulatory drugs, or IMiDs), proteasome inhibitors, histone deacetylase inhibitors, targeted monoclonal antibodies, radiation and autologous stem cell transplants, or ASCTs. The prognosis in MM is highly variable and depends on numerous risk factors, some related to the biology of the disease, others to the host (e.g., age and functional status). Consequently, median survival can vary from up to at least 15 years in non-high-risk patients who achieve complete remission, as defined by the International Myeloma Working Group, or IMWG, criteria, to approximately three years (from time of initial treatment) in patients with MM who achieve less than partial response, or PR, after ASCT. There are patients with MM who fare even more poorly than described above. For example, those in the immediately aforementioned group who also have high-risk cytogenetics at baseline may survive on average less than three years. Similarly, patients who are ineligible for ASCT and are managed only with chemotherapy and long-term IMiD maintenance (with up to nine cycles of lenalidomide) who also achieve less than complete remission and remain MRD-positive demonstrate a three-year OS rate of only about 55%; these landmark three-year OS rates decrease by approximately 40 to 50% in patients who also have high-risk cytogenetics at baseline. Despite significant therapeutic advances in the management of MM, the prognosis of patients with high-risk cytogenetics at the time of diagnosis remains quite poor, even when they successfully complete an ASCT, particularly if such patients continue to have evidence of MRD.

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

GPS Combination Therapy: Completed Clinical Trial in Ovarian Cancer

GPS was studied in combination with nivolumab in an open-label, non-randomized Phase 1/pilot clinical trial, which was independently sponsored by MSK. The aim of the study was to evaluate the safety and efficacy of this combination in patients with WT1+ recurrent ovarian, fallopian tube or primary peritoneal cancer who were in second or greater clinical remission (after their successful first or subsequent “salvage” therapy). Eligible patients were devoid of macroscopic residual or recurrent disease, i.e., were free of locally or distantly metastatic deposits detectable by imaging modalities (CT, MRI and/or PET scan). This Phase 1/pilot clinical trial enrolled 11 patients with recurrent ovarian cancer who were in second or greater clinical remission at MSK, of whom 10 were evaluable. Patients enrolled in the clinical trial received the combination therapy during a 14-week treatment period. Individuals who had not progressed by the end of this period also received a maintenance course of GPS. In this study, treatment was continued until disease progression or toxicity. Information on the primary endpoint of this clinical trial, which was the safety of repeated GPS administrations, for a total of six doses, in combination with seven infusions of nivolumab was presented at the American Society of Clinical Oncology, or ASCO, 2018 annual meeting (O’Cearbhaill RE, et al). The secondary endpoint of the study was immune response, and the exploratory endpoints included landmark one-year PFS rate compared to historical controls and correlative analyses between clinical and immune responses. Exploratory efficacy interim data from this pilot trial showed that GPS, when combined with a PD-1 inhibitor, in this case nivolumab, demonstrated PFS of 64% at one year in an intent to treat the group of 11 evaluable patients with WT1+ ovarian cancer in second or greater remission. Among patients who received at least three doses of GPS in combination with nivolumab, PFS at one year was 70% (7/10). The historical rates with best standard treatment do not exceed 50% in this disease setting. The most common adverse events were Grade 1 or 2, including fatigue and injection site reactions. Dose limiting toxicity was observed in one patient, following the second dose of the combination. No additional adverse event burden was observed for the combination as compared to nivolumab monotherapy. The combination induced a high frequency of T- and B-cell immune responses.

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

GFH009

Overview

GFH009 is a next generation highly selective CDK9 inhibitor which we in-licensed from GenFleet in March 2022. We have worldwide development and commercialization rights, except for Greater China. See Strategic Collaborations and License Agreements - Exclusive License Agreement with GenFleet Therapeutics (Shanghai), Inc. CDK9 activity has been shown to correlate negatively with overall survival in several cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, melanoma, endometrial, lung, prostate, breast and ovarian cancer.

Mechanism of Action

CDK9 is a major cancer target. CDK9, together with cyclin T1, forms positive transcription elongation factor b, or P-TEFb, which plays an important role in allowing long RNA strands to be quickly transcribed. P-TEFb is crucial for the synthesis of some of the key proteins necessary for survival of cancer cells, including short-lived proteins such as MCL-1, which is a key anti-apoptotic (preventing programmed cell death) protein, and oncogenes such as c-MYC. These proteins must be constantly replenished for cancer cells to survive. Inhibition of CDK9 can decrease the levels of MCL-1 and c-MYC which can result in apoptosis and cell cycle arrest. Cyclin-dependent kinases, or CDKs, play a role not only in cancer cells but also healthy cells. Drug candidates that broadly target CDKs, i.e., those with lower specificity, can have issues with toxicity because healthy cells as well as cancer cells are targeted. The first generation of CDK9 inhibitors worked across many CDK targets in addition to CDK9. These first-generation drug candidates showed some clinical activity but had significant toxicity due to low specificity. Next generation CDK9 inhibitors, including GFH009, have potential for higher specificity for CDK9 and lack of binding to other CDKs, potentially resulting in less toxicity and more consistent clinical activity.

Key Attributes

Higher selectivity: In preclinical studies, GFH009 has demonstrated higher selectivity for CDK9 than other members of the human kinome when compared to other non-oral CDK9 inhibitors currently in active clinical development in the United States for hematological cancers, including AZD-4573 being developed by AstraZeneca and BAY-1251152 (now VIP152) being developed by Vincerx Pharma. GFH009 has been shown to block activity of fewer kinases, other than CDK9, than these competing development candidates, as. The human kinome is a set of all 538 kinases, which are enzymes that play essential functions by catalyzing protein phosphorylation.

Higher anti-cancer activity: The preclinical data below is a comparison of GFH009 and an exact molecular copy of VIP152 (shown in the graphs as GFC002). The top table shows the maximal inhibitory concentration, which is the amount of drug that is needed to inhibit survival of cancer cells, across different cell lines of cancer in vitro. Across multiple cancer cell line histologies, a smaller concentration of GFH009 is needed to achieve the same inhibitory effect as compared to the exact molecular copy of VIP152. In a mouse AML xenograft model, the lowest tumor growth and the highest AML cell killing was achieved by GHF009. In this mouse model, there was significantly more toxicity, including weight loss, observed with VIP152 treated mice.

Cell lines	GFH009 IC50 (72h)	VIP152 IC50 (72h)
AML	4.8 ~33 nM	15.9 ~136 nM
Lymphoma	10.6~77.9 nM	16.6 ~138 nM
MM	33.6 ~151 nM	51.4 ~397 nM
ALL	13.4~35.7 nM	42.3 ~68.6 nM
CLL	25 nM	40.7 nM

Pharmacokinetic, or PK, Data: Initial PK data observed from the ongoing Phase 1 trial are shown below. PK data show the relationship between the dosing regimen and the body’s exposure to a drug as indicated by the concentration time curve. An important component of the mechanism of CDK9 inhibition in cancer is to achieve very high concentration immediately which then shuts down the cancer cell and leads to apoptosis, while quickly ramping down so that there is not apoptosis of neutrophils. The PK curves observed at the 2.5 mg and 4.5 mg dose levels of the Phase 1 study are very similar: there is quick ramp up to 500–600 ng/mL which drops to half of that within an hour, and another half in the next hour, resulting in enough time for fast metabolizing cancer cells to enter apoptosis but not enough time for neutrophils to become apoptotic. In contrast, for VIP152, elimination half-life was reported as three to nine hours. We believe that this difference in PK may account for the differences in safety outcomes between VIP152 and GFH009.

Pharmacodynamic, or PD, Data: The graphs below show certain correlative pharmacodynamic data from the ongoing Phase 1 study. At higher dose levels, a pattern of drug induced decreases in two biomarkers commonly used for assessing pharmacodynamics of CDK9 inhibitors, MCL1 and MYC, is seen. These data are important in that we believe they demonstrate that GFH009 is translating CDK9 inhibition into a meaningful suppression of cancer associated proteins. MCL1 is a key antiapoptotic protein which is difficult to inhibit directly. It is postulated that CDK9 inhibitors can indirectly inhibit MCL1. We believe that these PD data demonstrate that GFH009 does inhibit MCL1.

GFH009 Clinical Development

PD – QW vs BIW

AML
Lymphoma
MCL1 (AML)
MYC (AML)
MCL1 (Lymphoma)
MYC (Lymphoma)
mRNA expression
percent to pre-dose (%)
C1D1 pre-dose
C1D1 0.5h (BIW EOI)
C1D1 2h
C1D1 4h (/QW EOI)
C1D1 7h
C1D1 10h
C1D1 24h
9mg AML_BIW (n=3)
15mg AML_BIW (n=6)
22.5mg AML_BIW (n=4)
30mg AML_BIW (n=2)
30mg AML_QW (n=2)
4.5mg lymphoma_BIW (n=5)
9mg lymphoma_BIW (n=5)
15mg lymphoma_BIW (n=5)
22.5mg Lymphoma_BIW (n=3)
30mg lymphoma_BIW (n=1)
30 mg lymphoma_QW (n=2)

- Inhibition of MCL1 and MYC observed at higher dose levels (BIW regimen), especially the inhibition of MYC in lymphoma patients, 30 mg QW dose sustains longer inhibition of MCL1 in AML and Lymphoma.

Efficacy in venetoclax resistant disease: Venetoclax, in combination with hypomethylating agents, is a key component of treatment for AML across all patient categories, especially older patients, who are the vast majority of AML patients. We believe that GFH009 has potential as a treatment option for AML patients who are resistant or refractory to venetoclax. To our knowledge, as of March 31, 2023, GFH009 is the only CDK9 inhibitor for which a complete response as monotherapy in r/r AML has been reported. See Phase 2 Clinical Trial. We have also observed in the Phase 1 study two additional r/r AML patients with greater than or equal to 50% decrease in bone marrow leukemic blasts. Each of these three patients had prior treatment with venetoclax.

Phase 1 Clinical Trial

GFH009 is currently in a Phase 1 dose-escalating clinical trial in the United States and China. We expect to complete enrollment of this study in the first quarter of 2023. In the study, we are evaluating both twice-a-week and once-a-week dosing, and the indications are relapsed/refractory, or r/r, AML, chronic lymphocytic leukemia, or CLL, small lymphocytic leukemia, or SLL, and lymphoma. The primary goal of the trial is to establish the recommended Phase 2 dose and to assess safety. We expect to report analyzed data from this study and the recommended Phase 2 dose early in the second quarter of 2023.

We announced in December 2022 data to date from this study. As of December 2022, a total of 57 patients were enrolled in the study, including 31 with r/r lymphoma and 26 with r/r AML. All enrolled patients were heavily pretreated with up to six lines of previous therapy. The dose escalating trial was originally planned at fixed per patient doses ranging from 2.5 mg to 30 mg, administered as 30-minute infusions twice a week. The initial design was based on expected toxicities observed in previously published trials with other CDK9 inhibitors, which were primarily severe neutropenias. However, the lack of observed severe toxicities, even at the highest dose level of 30 mg, provided the opportunity to both further escalate the dose levels, and to explore a more patient friendly once a week dosing regimen without sacrificing efficacy. New dosing regimens added to the trial were 40 mg administered twice per week and 30 mg, 45 mg and 60 mg administered once a week.

At December 2022, apparent efficacy was noted without significant toxicities at multiple dose levels ranging from 9 mg to 30 mg, suggesting a broad therapeutic window, which is a key trait for high combination potential. Stable disease (SD) was maintained in certain patients for more than 8 months and one patient on treatment in December 2022 had maintained SD for more than a year, which suggests a favorable safety profile with potential for prolonged treatment.

Selective Preliminary GFH009 Monotherapy Efficacy Data in r/r AML Group at December 2022:

•One patient had a confirmed CR and was MRD negative after failing azacitidine–venetoclax treatment
•One patient continued on treatment for three months
•Two patients had blast count decreases of ≥50% in bone marrow (both r/r on azacitidine- venetoclax treatment)

Selective Preliminary GFH009 Monotherapy Efficacy Data in r/r Lymphoma Group at December 2022:

•Two patients had partial response (PR)
•Four patients achieved SD with one maintaining SD for over a year while still continuing GFH009 monotherapy

The PK profile of GFH009 showed dose proportional concentrations with a biphasic profile of rapid initial tissue distribution followed by slower elimination from tissues. There were no apparent time-dependent changes in volume of distribution or clearance.

Initial PD studies have shown clear reductions in two known biomarkers of CDK9 activity, MCL‐1 and MYC. In the data reported in December 2022, biomarker response was observed in 97.6% of analyzed patients (41 of 42 patients) with a decrease for either MCL-1 or MYC expression and 95.2% (40 of 42 patients) had a decrease in both biomarkers.

Phase 2 Development Program

In the second quarter of 2023, following the determination of the recommended Phase 2 dose, we intend to commence a Phase 2a clinical trial of GFH009 in combination with venetoclax and azacitidine in AML patients who failed or did not respond to treatment with venetoclax and azacitidine. The primary endpoint of the Phase 2a clinical trial will likely be complete remission, or CR, rate and secondary endpoints will likely include progression free survival, OS and proportion of patients proceeding to transplant. We expect to receive preliminary data from the Phase 2a study by the end of 2023. See Current AML Treatment Therapies for more information on the AML treatment landscape. We are also planning to potentially commence a Phase 2 clinical trial of GFH009 in certain solid tumors and/or lymphoma in the third quarter of 2023.

Preclinical Studies

In August 2022, we announced results from preclinical in vitro studies for GFH009 in AML cell lines. The in vitro studies were conducted at an independent third-party contract research organization, and utilized the following cell lines based on their unique characteristics in combination with GFH009’s mechanism of action: RH30, a pediatric soft tissue sarcoma cell line that is a model for studying high-risk pediatric rhabdomyosarcoma, NCI-H209, a small cell lung cancer cell line characterized by the loss of function of two major tumor suppressor genes, RB1 and TP53, and which also expresses MCL-1, a major target of CDK9 inhibition, SKOV-3, an ovarian cancer cell line containing the wild type BRCA1 gene and highly expresses CDK9, and OCI-AML-2, an AML cell line that develops resistance to venetoclax. The data showed that GFH009 demonstrated significant anti-tumor effects in all four selected cell lines. In three out of the four cell lines, GFH009 inhibited cancer cell growth by 90 to 100 percent.

In August, we announced results from a new preclinical in vitro study for GFH009 in neuroendocrine prostate cancer, or NEPC. The data shows that GFH009 demonstrated significant anti-tumor effects in the selected cell line at nanomolar concentrations and, in certain samples, complete growth inhibition with no viable cancer cells. Additionally, in December 2022, we announced results from a preclinical in vivo study for GFH009 that demonstrated robust inhibition of tumor growth in a mouse xenograft model of SCLC. GFH009 was tested against NCI-H209 SCLC xenografts in athymic nude mice in four treatment groups of eight mice each (n=32) consisting of GFH009 alone, olaparib (a PARP inhibitor) alone, a combined regimen of GFH009 and olaparib, and a vehicle control. Treatments were initiated after tumor xenograft volumes exceeded 120 mm3 in each animal group and mice were subsequently sacrificed after mean tumor volume exceeded 1,500 mm3 in the control group. GFH009 treated mice exhibited a 40.4% decrease in mean tumor growth compared to the control group in this very aggressive cancer model which had a tenfold increase in average tumor volume over 20 days. Strongest effects were observed with GFH009 in combination with olaparib, with mean tumor growth decreased by 72.3%. Treatment with olaparib alone resulted in a 30.2% mean decrease in tumor growth. No significant toxicity or safety concerns were observed in any of the treatment groups.

PIVOT Program

In December 2022, we announced that GFH009 will be evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. GFH009 testing through the program involves a two-phase research plan for PK and efficacy in pediatric tumors. In the first phase, PIVOT principal investigators will conduct PK experiments to confirm the appropriate dose and route administration for GFH009. In the second phase, monotherapy in vivo efficacy testing for GFH009 will be performed by PIVOT investigators. Studies will be supported through cooperative agreement grants from the NCI to the seven PIVOT research programs performing the testing and a centralized coordinating center.

The PIVOT program is a comprehensive program to systematically evaluate novel agents against genomically characterized pediatric solid tumor and leukemia models at eight participating research institutions. By supporting a more reliable agent prioritization process, the PIVOT program contributes to the goal of accelerating discovery of more effective treatments for children with cancer.

Each PIVOT principal investigator has expertise in preclinical testing of childhood cancer in vivo models. These models utilize patient derived xenografts, many of which are refractory to current standard of care treatments, from high-risk childhood cancers and have undergone comprehensive genomic characterization to demonstrate close resemblance to genetic alterations seen in the respective human cancers. Research strategies are based on a substantial body of data showing that preclinical testing in the appropriate pediatric cancer models, combined with expertise on relative drug exposures tolerated in mice and humans, provides powerful insights into likely clinical utility of investigational agents.

PIVOT Program participating institutions and relevant pediatric cancer models are as follows:

•Jackson Laboratory which serves as PIVOT Coordinating Center

•St. Jude Children’s Research Hospital for soft tissue sarcomas including rhabdomyosarcoma

•MD Anderson Cancer Center for osteosarcoma

•University of Texas Health Science Center San Antonio for Ewing sarcoma rhabdomyosarcoma, kidney, and liver cancers

•Memorial Sloan Kettering Cancer Center for pediatric sarcomas and other solid tumors

•Children's Hospital of Chicago for orthotopic CNS tumors

•Children’s Cancer Inst Australia for acute lymphoblastic leukemia

•Children’s Hospital of Philadelphia for neuroblastoma

Strategic Collaborations and License Agreements

Exclusive License Agreement-Memorial Sloan Kettering Cancer Center

In September 2014, we entered into a license agreement with MSK under which we were granted an exclusive license to develop and commercialize MSK’s WT1 peptide vaccine technology. The MSK original license agreement was first amended in October 2015, further amended in August 2016, amended and restated in May 2017 and again amended and restated in October 2017. In connection with the entry of the original license agreement and its amendments, MSK was issued or assigned an aggregate of 4,846 ordinary shares of the privately held Bermuda exempted company, Sellas Life Sciences Group Ltd., or Private SELLAS, common stock for the year ended December 31, 2017. These common stock shares were converted into our common stock shares upon the business combination with Private SELLAS on December 29, 2017.

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

The Phase 1/2 clinical trial was designed to explore the combination of GPS plus pembrolizumab in patients with WT1+ relapsed or refractory tumors in both solid tumor and hematological cancer indications and to assess the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations. This trial was initiated in December 2018. In 2020, we, together with Merck determined to focus on ovarian cancer (second or third line). We reported updated clinical and initial immune response data from this study in June 2021. In February 2022 we reported that we had completed enrollment of 17 evaluable patients in this study. In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. We plan to present final data from this study at a medical conference in the first half of 2023.

Exclusive License Agreement with 3D Medicines Inc.

In December 2020, we, together with our wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines pursuant to which we granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS, or GPS-Plus, product candidates, or the GPS Licensed Products, for all therapeutic and other diagnostic uses in Greater China, or the 3DMed Territory. The license is exclusive, except with respect to certain know-how that has been non-exclusively licensed to us and is sublicensed to 3D Medicines on a non-exclusive basis. We have retained development, manufacturing and commercialization rights with respect to the GPS Licensed Products in the rest of the world.

In partial consideration for the rights granted by us, 3D Medicines agreed to pay us (i) a one-time upfront cash payment of $7.5 million in order to reimburse us for certain expenses incurred with respect to the development of the GPS Licensed Products prior to execution of the 3DMed License Agreement, and (ii) milestone payments totaling up to $194.5 million in the aggregate upon the achievement of certain technology transfer, development and regulatory milestones, as well as certain net sales thresholds of GPS Licensed Products in the 3DMed Territory in a given calendar year.

3D Medicines also agreed to pay tiered royalties based upon a percentage of annual net sales of GPS Licensed Products in the 3DMed Territory ranging from the high single digits to the low double digits. The royalties are payable on a GPS Licensed Product-by- GPS Licensed Product and region-by-region basis commencing on the first commercial sale of a GPS Licensed Product in a region and continuing until the latest of (i) the date that is 15 years from the receipt of marketing authorization for such GPS Licensed Product in such region and (ii) the date that is 10 years from the expiration of the last valid claim of a licensed patent covering or claiming such GPS Licensed Product in such region. The royalty rate is subject to reduction under certain circumstances, including when generic competition for a GPS Licensed Product exists in a particular region.

3D Medicines is responsible for all costs related to developing, obtaining regulatory approval of and commercializing the GPS Licensed Products in the 3DMed Territory. 3D Medicines is required to use commercially reasonable best efforts to develop and obtain regulatory approval for, and upon receipt of regulatory approval, commercialize the GPS Licensed Products in the 3DMed Territory. A joint development committee has been established between 3D Medicines and us to coordinate and review the development, manufacturing and commercialization plans with respect to the GPS Licensed Products in the 3DMed Territory. We and 3D Medicines also agreed to negotiate in good faith the terms and conditions of a clinical supply agreement, a commercial supply agreement, and related quality agreements pursuant to which we will manufacture or have manufactured and supply 3D Medicines with all quantities of the GPS Licensed Product necessary for 3D Medicines to develop and commercialize the GPS Licensed Products in the 3DMed Territory until 3D Medicines has received all approvals required for 3D Medicines or its designated contract manufacturing organization to manufacture the GPS Licensed Products in the 3DMed Territory.

The 3DMed License Agreement will expire on a GPS Licensed Product-by-GPS Licensed Product and region-by-region basis on the date of the expiration of all of 3D Medicines’ payment obligations to us. Upon expiration of the 3DMed License Agreement, the license granted to 3D Medicines will become fully paid-up, perpetual and irrevocable. Either party may terminate the 3DMed License Agreement for the other party’s material breach following a cure period or upon certain insolvency events. We may terminate the 3DMed License Agreement if 3D Medicines or its affiliates or sublicensees challenge the validity or enforceability of the licensed patents. At any time following the two-year anniversary of the effective date, 3D Medicines has the right to terminate the 3DMed License Agreement for convenience, subject to certain requirements. 3D Medicines may terminate the 3DMed License Agreement upon prior notice to us if the grant of the license to 3D Medicines is prohibited or delayed for a period of time due to a change of U.S. export laws and regulations.

The 3DMed License Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature.

Under the 3DMed License Agreement, we achieved regulatory milestones relating to agreement upon and completion of a technology transfer plan in March 2021 and June 2021, respectively, for $1 million each and upon approval by the NMPA in March 2022 of an IND for a Phase 1 study, which triggered a $1.0 million milestone payment to us. A total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the 3DMed License Agreement.

Exclusive License Agreement with GenFleet Therapeutics (Shanghai), Inc.

On March 31, 2022, or the GenFleet Agreement Effective Date, we entered into a License Agreement, or the GenFleet License Agreement, with GenFleet pursuant to which GenFleet granted to us a sublicensable, royalty-bearing license, under certain of its intellectual property, to develop, manufacture and have manufactured, and commercialize a small molecule CDK9 inhibitor, or the CDK9 Licensed Product, for the treatment, diagnosis or prevention of disease in humans and animals in all territories other than Greater China, or the GFH009 Territory. The CDK9 inhibitor, known as GFH009, is currently in a Phase 1 clinical trial in the United States and China.

In consideration for these rights, we agreed to pay to GenFleet (i) an initial payment of $10.0 million as an upfront license fee and for a technology transfer, $4.5 million of which was paid within 30 days of the GenFleet Agreement Effective Date and $5.5 million of which is due upon the first day of the 15th calendar month following the GenFleet Agreement Effective Date, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds of CDK9 Licensed Products in the GFH009 Territory in a given calendar year.

We also agreed to pay GenFleet tiered royalties based upon a percentage of annual net sales of CDK9 Licensed Products in the GFH009 Territory ranging from the low to high single digits. The royalties are payable on a CDK9 Licensed Product-by-CDK9 Licensed Product and region-by-region basis commencing on the first commercial sale of a CDK9 Licensed Product in a region and continuing until the later of (i) the date that is 10 years following the date of first commercial sale for such CDK9 Licensed Product in such region and (ii) the date of the expiration of the last valid claim of a licensed patent covering or claiming such CDK9 Licensed Product in such region. The royalty rate is subject to reduction under certain circumstances, including when generic competition for a CDK9 Licensed Product exists in a particular region.

We are responsible for all costs related to developing, obtaining regulatory approval of and commercializing the CDK9 Licensed Products in the GFH009 Territory and we are required to use commercially reasonable efforts to develop and obtain regulatory approval for, and upon receipt of regulatory approval, commercialize the CDK9 Licensed Products in the GFH009 Territory. We and GenFleet have established a joint steering committee to coordinate and review the development, manufacturing and commercialization plans with respect to the CDK9 Licensed Products in the GFH009 Territory. We and GenFleet also have entered into a supply agreement and related quality agreement pursuant to which GenFleet is manufacturing, or having manufactured, and supplying us with all quantities of the CDK9 Licensed Product necessary for us to develop and commercialize the CDK9 Licensed Products in the GFH009 Territory.

The GenFleet License Agreement will expire on a CDK9 Licensed Product-by-CDK9 Licensed Product and region-by-region basis on the date of the expiration of all of our payment obligations to GenFleet. Upon expiration of the GenFleet License Agreement, the license granted to us will become fully paid-up, perpetual and irrevocable. Either party may terminate the GenFleet License Agreement for the other party’s material breach following a cure period or upon certain insolvency events. During the period from the first anniversary of the GenFleet Agreement Effective Date until the first regulatory approval of a CDK9 Licensed Product in any country within the GFH009 Territory, we will have the right to terminate the GenFleet License Agreement upon 180 days’ prior written notice to GenFleet if a clinical failure, as described in the GenFleet License Agreement, occurs. If we terminate the GenFleet License Agreement before the first day of the 15th calendar month following the GenFleet Agreement Effective Date, then we will be required to pay to GenFleet the remainder of the $10 million initial payment upon the first day of the 15th calendar month following the GenFleet Agreement Effective Date. Upon receipt of the first regulatory approval of a CDK9 Licensed Product and continuing throughout the term of the GenFleet License Agreement, we will have the right to terminate the GenFleet License Agreement upon one year’s prior written notice to GenFleet. In addition, we may terminate the GenFleet License Agreement upon 90 days’ notice to GenFleet upon the occurrence of certain safety events described in the GenFleet License Agreement.

GenFleet may terminate the GenFleet License Agreement upon notice to us if we become in arrears in any payments due pursuant to the GenFleet License Agreement and we fail to make the required payment within 60 days after the delivery of written notice from GenFleet. In addition, if we fail to meet the deadline for a diligence milestone event (as described in the GenFleet License Agreement), GenFleet may treat such failure as a material breach which has not been cured and GenFleet will be entitled to terminate the GenFleet License Agreement if such material breach is not cured within 90 days of receiving notice of such material breach.

At GenFleet’s request within 30 days of termination of the GenFleet License Agreement, other than termination by us for GenFleet’s material breach following a cure period, we will grant GenFleet an option to enter into negotiations with us with respect to a license agreement pursuant to which we would grant GenFleet a non-exclusive, royalty-bearing, worldwide license for certain of our intellectual property that is necessary and used to develop, commercialize and manufacture the terminated products.

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

GPS

Our sole CMO for GPS drug product is Lyophilization Services of New England, Inc., or LSNE. In 2022, process improvements were introduced into the LSNE manufactured drug product batches. The new manufacturing batch met all the release criteria and, to date, has shown favorable stability of at least 42 months on already known long-term conditions (-20°C) as well at least 12 months at accelerated conditions (5°C and 25°C). Both long-term and accelerated stability are monitored to confirm that all drug product parameters are within the acceptance criteria and this optimized batch, based on the data to date, may ultimately allow for GPS to be stored in 5°C to 25°C conditions (versus -20°C), which would be more optimal for supply chain logistics. The GPS drug substance is manufactured at PolyPeptide Group.

GFH009

In October 2022, we entered into a Clinical Supply Agreement with GenFleet pursuant to which GenFleet will manufacture and/or have manufactured through third parties (with which GenFleet entered into agreements and to which we have access, as necessary), and supply GFH009 and any back-up molecule or intermediary related to GFH009 (including all methods, forms, presentations, dosage strengths, dosage forms, and formulations), for our use in all research and development activities necessary to obtain, maintain or expand regulatory approval worldwide, except Greater China.

Sales and Marketing

The infrastructure required to commercialize oncology products is market and product dependent. For a rare disease, such as AML, a relatively focused infrastructure may be sufficient which would make it cost-effective for us to internally develop a marketing, access and reimbursement function, and field-based sales force. We will potentially build the infrastructure to commercialize our product candidates in North America and, possibly, Europe, if GPS or our other product candidates are approved by the FDA and other regulatory authorities. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous and increase shareholder value.

The commercial infrastructure of specialty oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group, and distribution support. As GPS and our other product candidates may initially be developed for orphan indications with a relatively small number of treating physicians, we anticipate that a reduced infrastructure, including a small, targeted sales force, will be sufficient to support our sales and marketing objectives. In 2022, we hired a Chief Commercial Officer, who will build the infrastructure for our commercial operations.

We may elect in the future to utilize strategic partners, distributors, or contract sales forces and clinical nurse educators to assist in the commercialization of our products.

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. See Strategic Collaborations and License Agreements.

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

Our patent portfolio includes the following:

Patents and patent applications covering GPS and WT1-targeting peptides:

•Patent application co-owned by us and MSK:

•Applications in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico and Russia covering a heptavalent (7-peptide) immunotherapy composition and methods of use for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, which are pending and, if granted, are expected to expire in 2040.

•Patents and patent applications in-licensed from MSK:

•Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in the United States, Australia, China, several countries of the European Union, and Japan, which are expected to expire in 2034, and patent applications covering certain WT1-targeting peptides and methods of use pending in the United States, Australia, European Union, Canada, China, Hong Kong, and Japan, and which, if granted, are expected to expire in 2034;

•Patents covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with anti-PD-1 antibody checkpoint inhibitors in the United States, Australia, China, several countries in the European Union and Japan, and which are expected to expire in 2037(United States) and 2036 (Australia, China, European Union and Japan); and

•Patent applications covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with immune checkpoint inhibitors in the United States, Australia, Canada, China, Hong Kong, European Union, South Korea, and Japan, and which if granted, are expected to expire in 2036.

•Composition-of-matter patents covering the WT1-A1 peptide of GPS which have issued in the United States, Canada, Australia, and several countries of the European Union, and which are expected to expire in the United States in 2026 and elsewhere in 2024;

•Composition-of-matter patents covering the WT1-427 long and WT1-331 long peptides of GPS issued in the United States, which is expected to expire in 2031, and patents covering the methods of use in the United States, and which are expected to expire in 2026; a U.S. patent covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide, which is expected to expire in 2027; and a patent application covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide, and which, if granted, is expected to expire in 2026;

•Composition-of-matter patents covering the WT1-427 long peptide of GPS and WT1-331 long peptide of GPS, and methods of use, which have issued in Australia and several countries of the European Union, and which are expected to expire in 2026;

•Composition-of-matter patent covering the WT1-427 long peptide of GPS and method of use, which has issued in Canada, and which is expected to expire in 2026, and composition of matter patent application covering the WT1-331 long peptide of GPS and method of use, which is pending in Canada and which, if granted, is expected to expire in 2026;

•Composition-of-matter patent covering a WT1-specific peptide issued in the United States, which is expected to expire in 2026;

•Composition-of-matter patent covering the WT1-122A1 long peptide of GPS in the United States which is expected to expire in 2033; patent covering the WT1-122A1 long peptide of GPS and methods of use in the United States, which is expected to expire in 2029; and patent application covering the WT1-122A1 long peptide of GPS and methods of use in the United States, and which if granted, is expected to expire in 2027;

•Composition-of-matter patent covering the WT1-122A1 long peptide of GPS and methods of use in several countries of the European Union, which is expected to expire in 2027, and patent applications covering the WT1-122A1 long peptide of GPS and methods of use pending in the European Union, Hong Kong and Canada, and which if granted, are expected to expire in 2027;

Patents and patent applications covering GFH009:

•Patents and patent applications in-licensed from GenFleet:

•Composition-of-matter patents covering GFH009 and use thereof in the treatment or amelioration of cancer, which have issued in the United States, Australia, Canada, Japan, Russia, South Korea, the United Kingdom, and several countries of the European Union, and which are expected to expire in 2038; and a patent application covering GFH009 and use thereof in the treatment or amelioration of cancer, which is pending in Brazil and which, if granted, is expected to expire in 2038;

•Patent applications covering maleate or fumarate salt forms and polymorphs of GFH009, syntheses thereof, and use thereof in prevention or treatment of CDK9-related diseases, including cancer, pending in the United States, Australia, Brazil, Canada, Japan, Russia, South Korea, the United Kingdom and the European Union (via the European Patent Office), and several former Soviet block countries (via the Eurasian Patent Office), and which, if granted, are expected to expire in 2040.

Competition

Cancer immunotherapy has become a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. While we believe that our scientific knowledge, assets, development experience and our ability to attract experienced commercial professionals provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, which either alone or together with their collaborative partners, have substantially greater resources than we have. Generally, our competitors in the cancer immunotherapy market comprise both companies with currently approved cancer immunotherapy products and companies currently engaged in clinical development of such products. The large and medium-size competitors who have successfully obtained approval for cancer immunotherapy products include Bristol-Myers Squib Company, or BMS, Merck & Co., Inc., Genentech, Inc. (a subsidiary of Roche Holding AG), AstraZeneca PLC, Johnson & Johnson/Janssen Pharmaceuticals, Amgen, Novartis, Gilead Sciences, Inc. and Pfizer, Inc. Any product candidates that we successfully develop and commercialize may compete with these existing therapies and new therapies that may become available in the future.

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and maintain market share. Principal competitors for our AML indication broadly include companies with currently marketed therapies to treat AML and are approved in the United States, such as AbbVie/Genentech (VENCLEXTA), Servier (TIBSOVO), Novartis AG (RYDAPT), Astellas Pharmaceuticals (XOSPATA), BMS (ONUREG/VIDAZA), among others. While there are many companies developing therapies to treat AML that are in early-stage trials, the following companies have advanced to their later-stage: GlycoMimetics (uproleselan); Actinium Pharmaceuticals (Iomab-B); Delta-Fly Pharma (radgocitabine); Gilead (magrolimab); Daiichi Sankyo

(VANFLYTA/quizartinib); and AROG Pharmaceuticals (crenolanib). Companies currently engaged in the clinical development of WT1-targeting therapies to treat AML are Astellas (ASP7517), BMS (JTCR016), NexImmune (NEXI-001), Roche (RG63441/RO7283420), and Cue Biopharma (CUE-102).

With respect to GFH009, we anticipate competition with companies who are currently engaged in the clinical development of selective CKD9-targeting therapies including Vincerx, Inc. (VIP152), AstraZeneca (AZD4573), Kronos Bio (KB-0742), Sumitomo Dainippon Pharma Co., Ltd. (TP-1287), MEI Pharma, Inc. (voruciclib) and Prelude Therapeutics, Inc. (PRT2527), among others. These companies and others, some with collaborative agreements with larger companies, may compete in the same potential indications as GFH009. Several companies are developing other CDK inhibitors (e.g., CDK1, CDK2, CDK5, CDK7), such as Cyclacel Pharmaceuticals (CYC065), Merck (SCH-727965), and Biotheryx, Inc., among others, possibly in the same indications as GFH009.

Both with regard to GPS and GFH009, many of our competitors, either alone or with their strategic partners, have substantially greater resources and expertise in research and development, manufacturing, preclinical testing, obtaining regulatory approvals, and marketing approved products than we have. Mergers and acquisitions in the biotechnology, pharmaceutical and diagnostics industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, the ability to work with specific clinical contract organizations due to conflict of interest, and also the conduct of trials in the ability to recruit clinical trial sites and subjects for our clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These activities may lead to consolidated efforts that allow for more rapid development of cancer immunotherapy product candidates.

We expect the key competitive factors that could affect the success of any products that we develop and commercialize are likely to be efficacy, safety, price, level of generic competition, placement (or lack thereof) in clinical treatment guidelines and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are viewed as safer, more convenient or less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our current product candidates or any other future product candidate, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to complete may be affected by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products. If our therapeutic product candidates are approved, we believe that they would be priced at a premium over competitive generic products.

Human Capital/Employees

We have assembled a management team of biopharmaceutical experts with extensive experience in building and operating organizations that develop and deliver innovative medicines to patients with cancer. Our management team has broad expertise and successful track records in clinical development and approval of cancer therapies.

As of March 1, 2023, we had 17 full time employees. In addition to our full-time employees, we engage various independent consultants and advisors to support key areas of our business. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationship with our employees is good.

We are committed to creating and maintaining a diverse, inclusive and safe work environment which encourages collaboration and integrity and inspires high performance and achievement. Our employees have various backgrounds, experience and perspectives. For example, as of March 1, 2023, of our 17 employees, 47% self-identify as women, 41% self-identify as racial or ethnic minorities and 65% have advanced degrees. In addition, two of our six Board of Director members self-identify as women, including the Chair. We believe we have built and continue to build a strong culture of cooperation, respect and acceptance.

We also invest in our employees and are able to recruit talented individuals through our competitive benefits, compensation packages and health and wellness initiatives, which are based on peer company benchmarks.

In addition, the health and safety of our employees is a top priority. In response to the COVID-19 pandemic, we implemented additional safety protocols and procedures to reduce the risk of exposure for our employees. Many of these protocols remain in place.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs and biologics such as those we are developing. Along with our third-party contractors, we will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of its current or future product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label.

A biologic candidate is licensed by the FDA through approval of a biologics license application, or BLA. Assuming we receive positive data from our REGAL clinical trial for GPS, we will file a BLA. A drug candidate must be approved by the FDA through a new drug application, or NDA. For GFH009, we will seek marketing approval through the filing of an NDA. The process required by the FDA before drug or biological product candidates may be marketed in the United States generally involves the following:

•completion of extensive nonclinical laboratory tests and animal studies performed in accordance with the FDA’s current good laboratory practice, or GLP, regulations or other applicable regulations;

•submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•approval by an IRB or ethics committee at each clinical site before the trial is initiated at such sites;

•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, and other clinical-trial related regulations to establish the safety and efficacy of the investigational product candidate for its proposed indication;

•preparation of and submission to the FDA of an NDA or BLA, after completion of all pivotal clinical trials;

•satisfactory completion of an FDA Advisory Committee review, if applicable;

•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current good manufacturing practice, or cGMP, regulations and to assure that the facilities, methods and controls are adequate to preserve the product’s continued identity, strength, quality and purity for a drug and safety, purity and potency for a biologic;

•potential audit of selected clinical trial sites to assess compliance with GCP and the integrity of the clinical data submitted in support of the NDA or BLA; and

•FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our current or future product candidates will be granted on a timely basis, if at all.

Preclinical testing

Before testing any drug or biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Nonclinical studies during the preclinical development stage include laboratory evaluation of product chemistry and formulation and typically include in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational drug candidate is submitted to the FDA and human clinical trials have been initiated.

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes the results of the nonclinical studies of the product candidate, together with manufacturing information, analytical data, any available clinical data or literature. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a notice expressly authorizing the proposed trial to proceed or raises safety concerns or questions about the proposed clinical trial. If the FDA raises concerns or places the trial on clinical hold, the IND may be placed on clinical hold and the IND sponsor and the agency must resolve any outstanding concerns or questions before the proposed trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Human clinical trials in support of an NDA or BLA

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

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the NIH for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH

Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have brought enforcement actions against non-compliant clinical trial sponsors.

For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if unexpected serious adverse events, or SAEs, occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies may complete additional nonclinical studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must incorporate methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Marketing Application Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must contain proof of the product candidate’s safety and substantial evidence of effectiveness for its proposed indication or indications in the form of relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. In particular, a marketing application must demonstrate that the manufacturing methods and quality controls used to produce the drug or biological product are adequate to preserve the drug’s identity, strength, quality, and purity for an NDA or a biologic’s safety, purity, and potency for a BLA. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. FDA approval of an NDA or BLA must be obtained before the corresponding drug or biologic may be marketed in the United States.

Under federal law, the fee for the submission of an NDA or BLA for which clinical data is submitted and analyzed is substantial, and the sponsor of an approved NDA or BLA is also subject to an annual program fee. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

The FDA reviews all NDAs and BLAs submitted to determine if they are substantially complete before it accepts them for filing and may request additional information rather than accepting a submission for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt and must inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may refuse to file any submission that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the marketing application must be resubmitted with the additional information requested by the agency. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once an NDA or BLA is accepted for filing, the FDA’s goal is to review the application within 10 months after it accepts the application for filing, or, if the application meets the criteria for “priority review”, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification after the NDA or BLA has been accepted for filing. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

During the review process, the FDA reviews the NDA or BLA to determine, among other things, whether the product is safe, effective, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refer any NDA or BLA, including applications for novel drug or biologic candidates which present difficult questions of safety or efficacy to an advisory committee to provide clinical insight on application review questions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making final decisions on approval.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies as part of the review process and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, an NDA or BLA or supplement to such applications must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The PREA requires a sponsor that is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early-phase clinical trials or other clinical development programs.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing its products. After the FDA evaluates an NDA or BLA and conducts inspections of the manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, information or clarification for FDA to reconsider the application. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. If a CRL is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the marketing application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval is limited to the conditions of use (e.g., patient population, indication) described in the application and may entail further limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve an NDA or BLA without a REMS, if one is required. The FDA also may condition approval on, among other things, changes to proposed labeling (e.g., adding contraindications, warnings or precautions) or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Fast Track, Priority Review, and Breakthrough Therapy Designations

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the marketing application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. A Fast Track designated product candidate may also qualify for accelerated approval (described below) or priority review, under which the FDA sets the target date for FDA action on the NDA or BLA at six months after the FDA accepts the application for filing. We have obtained Fast Track designation for GPS in AML, MPM and MM.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug or biologic, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug or biologic.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product candidate’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the product. As part of the Consolidated
Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs or biologics previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

If a drug or biologic product that has Orphan Drug Product Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan product exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan product exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug Product Designation are tax credits for certain research and a waiver of the BLA application user fee.

A drug or biologic with Orphan Drug Product Designation may not receive orphan product exclusivity if it is approved for a use that is broader than the indication for which it received Orphan Drug Product Designation. In addition, orphan product exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

We have obtained Orphan Drug Product Designation in the United States for GPS in AML, MPM and MM.

Pediatric exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a written request does not require the sponsor to undertake the described studies.

Patent term restoration

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of the NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA or BLA.

Abbreviated new drug applications for generic drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act, or Hatch-Waxman Act, which established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency.

In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. Clinicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing clinicians or patient.

In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate.

In addition, under the Hatch-Waxman Act, the FDA might not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity for an NDA, 505(b)(2) NDA or supplement thereto if one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. The three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Hatch-Waxman patent certification and the 30-month stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

I.the required patent information has not been filed by the original applicant;
II.the listed patent has expired;

III.the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
IV.the listed patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the new product.

If a Paragraph I or II certification is filed, the FDA may make approval of the application effective immediately upon completion of its review. If a Paragraph III certification is filed, the approval may be made effective on the patent expiration date specified in the application, although a tentative approval may be issued before that time. If an application contains a Paragraph IV certification, a series of events will be triggered, the outcome of which will determine the effective date of approval of the ANDA or 505(b)(2) application.

If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the follow-on application in question has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the follow-on applicant’s ANDA or 505(b)(2) NDA will not be subject to the 30-month stay.

Reference a product exclusivity for biological products

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The new pathway authorized under the BPCIA allows FDA to approve, under an abbreviated application, a biological product that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the follow-on biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting,” in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the FDA. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a standalone BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA.

Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the date of first licensure of the product, which means that the FDA is barred from approving biosimilar applications for 12 years after the reference biological product receives initial marketing approval. The first approved interchangeable biological product will be granted an exclusivity period of up to one year after it is first commercially marketed, and as part of the Consolidated Appropriations Act for 2023, Congress amended the PHSA in order to permit multiple interchangeable products approved on the same day to receive and benefit from this one-year exclusivity period. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA continues to be subject to significant uncertainty.

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. The manufacturer and its products are also subject to similar post-approval requirements by regulatory authorities comparable to FDA in jurisdictions outside of the United States where the products are approved. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or BLA or a supplement thereto, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet applicable cGMP requirements to the FDA’s or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic prescheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMP, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

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

•refusal of the FDA to approve pending NDAs or BLAs or supplements to approved marketing authorizations, or suspension or revocation of product approvals;

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

Other Health Care Laws and Compliance Requirements

Our sales, promotion, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, or FTC, the Department of Justice, or DOJ, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs must comply with the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, the False Claims Act, or FCA, the Veterans Health Care Act, physician payment transparency laws, privacy laws, security laws, and additional state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with health care companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal

Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state health care programs as well as private payors.

The FCA imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating health care providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other health care providers. The federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010 (the “ACA”) requires manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the U.S. Department of Health and Human Services information related to payments or other transfers of value made by them to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other health care professionals.

The federal criminal statutes enacted under HIPAA impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program; knowingly and willfully embezzling or stealing from a health care benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a health care offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

We may also be subject to analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents. The laws of some U.S. states and foreign jurisdictions require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to health care providers. In addition, certain state and foreign laws and regulations require disclosures to regulatory agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes, require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. Some U.S. states also require registration of pharmaceutical sales representatives.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to it, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state health care programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The Company must comply with the GDPR in the performance of its clinical trials in the European Union and relies on its CROs to implement appropriate safeguards and procedures relating to informed consent in order to ensure that trials are conducted in a manner consistent with the GDPR.

Coverage and Reimbursement

Sales of our products approved for marketing by the FDA and foreign regulatory authorities will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial or private insurance and managed care organizations. The process for determining whether a payor will provide coverage for a drug or biological product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug or biological product. Third-party payors may limit coverage to specific drug or biological products on an approved list, or formulary, which might not include all of the FDA-approved drug or biological products for a particular indication. Third-party payors are increasingly challenging drug prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our drug or biological candidates may or may not be considered medically necessary or cost-effective or pay require prior authorizations before use. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Moreover, eligibility for reimbursement may not be available at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon CMS coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from CMS coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or granted at all. The process for determining whether a payor will cover and the reimbursement for a product may be separate from the process of seeking approval for or setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for health care providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use.

Additionally, the United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on biopharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for drugs and biologics. The Medicaid Drug Rebate Program requires biopharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient therapeutic products furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing biopharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring biopharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. As another example, the 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to the DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s brought constitutionality. Various legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2032 unless additional Congressional action is. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Under currently applicable U.S. law, certain products that are not self-administered by the patient (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. For a drug or biological product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B Drug Pricing Program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the AMP reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including new requirements for (1) all manufacturers of drugs and biological products covered under Medicare Part B to report the product’s ASP, to the DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties, (2) certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time, and (3) for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor and the Treasury.

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control drug and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations in the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on drug or biological product pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In some foreign countries, proposed pricing for drug and biological products must be approved before the product may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug and biological products may be marketed only after agreement on a reimbursement price has been reached. Some countries may require additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicines. A member state may approve a specific price for the product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own drug prices but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for drug and biological products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be priced significantly lower.

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

Under the EU’s new Clinical Trials Regulation, which took effect in January 2022, there will be a centralized application procedure where one EU Member State’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II, which contains the national and patient-level documentation, will be assessed individually by each EU Member State. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. Other national and EU-wide regulatory requirements may also apply. Currently, the extent to which clinical trials will be governed by the Clinical Trials Regulation will depend on when the clinical trial is initiated or on the duration of an ongoing trial. As of January 2023, all new clinical trials must comply with the Clinical Trials Regulation. In addition, any clinical trial that was already under way as of January 1, 2023 and continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable (i.e., January 31, 2025), the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement in Europe vary from country to country, even though there is already some degree of legal harmonization in the EU member states resulting from the national implementation of underlying EU legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements. To obtain regulatory approval of a new drug or medicinal product in the EU, a sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the EU depends on the nature of the medicinal product.

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

The MRP is applicable to the majority of conventional medicinal products and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. The characteristic of the MRP is that the procedure builds on an already existing marketing authorization in an EU member state which is used as reference in order to obtain marketing authorizations in other EU member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the EU and subsequently marketing authorization applications are made in other EU member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states.

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

In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall 10-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

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

The 10-year market exclusivity for orphan products in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

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

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA (summarized above in the section entitled “Coverage and Reimbursement”), other legislative changes have been proposed and adopted in the United States that may affect health care expenditures. For example, the 2020 Further Consolidated Appropriations Act (P.L. 116-94) included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. The Consolidated Appropriations Act of 2021 also includes, among other things, a new requirement for patent information to be submitted to the FDA and published in a “Purple Book” that contains detailed information about each FDA-licensed biological product, analogous to the Orange Book that provides information about approved small-molecule drug products and their patent and exclusivity information under the Hatch-Waxman Act.

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

We were incorporated on April 3, 2006 in Delaware as Argonaut Pharmaceuticals, Inc. On November 28, 2006, we changed our name to RXi Pharmaceuticals Corporation and began operations January 2007. On September 26, 2011, we changed our name to Galena Biopharma, Inc., or Galena. In December 2017, we completed a business combination, or the Merger, with SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company, or Private SELLAS, and changed our name to “SELLAS Life Sciences Group, Inc.”

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities, have not generated any product revenues to date, and have incurred significant research, development and other expenses related to our ongoing operations. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2022 and 2021, we reported a net loss of $41.3 million and $20.7 million, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $179.9 million and $138.6 million, respectively.

We do not expect to generate product revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

•conduct additional clinical trials of our lead product, GPS, including the Phase 3 clinical trial evaluating GPS for AML, and our second clinical candidate, GFH009;

•hire additional personnel, including clinical, manufacturing, quality control, quality assurance and other scientific personnel, sales and marketing personnel and general and administrative personnel;

•seek marketing approval for any of our product candidates that successfully complete clinical trials;

•develop our outsourced manufacturing activities and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;

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

•complete and submit BLAs and NDAs to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;

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

•obtain additional funding, if required to develop and commercialize our product candidates;

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of GPS, in particular the Phase 3 study of GPS in AML, and GFH009. Our existing cash will not be sufficient to complete such development activities and obtain regulatory approval for our product candidates and, if we receive regulatory approval for our product candidates, commence commercialization activities, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. If we are unable to obtain sufficient funding for our operations, we may be delayed in pursuing our development programs for GPS and GFH009.

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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital other than our ATM facility. Moreover, global and domestic events, such as public health crises, geopolitical unrest and domestic political events, have caused and could continue to cause uncertainty and volatility in the capital markets which could impact our ability to raise capital. If adequate funds are not available to us on a timely basis, we may not be able to continue as a going concern or we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or target indications, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Our cash and cash equivalents balance as of December 31, 2022 will fund our operations for less than one year.

As of December 31, 2022, we had a cash and cash equivalents balance of approximately $17.1 million. We expect our existing cash and cash equivalents balance as of December 31, 2022, will be insufficient to fund current planned operations for at least the next twelve months from the date of issuance of our consolidated financial statements for the year ended December 31, 2022, and that we will need to raise additional capital in order to continue our operations as currently planned. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2022 includes an Emphasis of Matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in us.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023,

Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments that we may enter into in the future were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

•obtaining the components required for the administration of GPS (i.e., GPS, GM-CSF, and Montanide) from three separate sources, the subsequent separate storage requirements for each of these components and the separate delivery of these components to the administration location;

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

•shortages of personnel at our clinical sites;

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

Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates for a particular indication, either as a monotherapy or in combination, in any particular jurisdiction. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our current or future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to a particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, the topline results or preliminary data that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data becomes available. Adverse changes between interim data and final data could adversely affect our business and prospects and could result in volatility in the price of our common stock.

We may develop our programs in combination with other therapies, which exposes us to additional risks.

We may develop our clinical candidates in combination with one or more currently approved cancer therapies or therapies currently in clinical development. Patients may not be able to tolerate our product candidates in combination with other therapies or dosing of our product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safely, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being less successful commercially.

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or successfully market our product candidates.

Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse impact on our business, financial condition, results of operations and growth prospects.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, with the outcome inherently uncertain. Failure can occur at any time during the clinical trial process. Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well IND-enabling toxicology studies. These experiments and studies may be time-consuming and expensive to complete. The necessary preclinical testing may not be completed successfully for a preclinical product candidate and a potentially promising product candidate may therefore never be tested in humans. Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In particular, clinical trials of our product candidates may produce inconclusive or negative results. We have limited data regarding the safety, tolerability and efficacy of GPS administered as monotherapy or in combination with PD-1 inhibitors or for GFH009 as monotherapy and no safety, tolerability or efficacy data for GFH009 administered in combination with other therapeutics, such as venetoclax. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "Our current and future product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval."

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

For certain of our clinical trials, we have clinical sites in countries outside of the United States. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the ongoing COVID-19 pandemic or political disruption such as the war between Ukraine and Russia could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Although we do not currently have any clinical study sites in Russia or Ukraine, economic, political and social conditions resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, we currently have clinical sites for our REGAL study in Poland, a country that borders Ukraine and has been impacted by an influx of Ukrainian refugees resulting from Russia’s invasion of Ukraine. Furthermore, we rely on suppliers in the EU. To the extent the conflict between Ukraine and Russia adversely impacts the ability of our suppliers to distribute the supplies we need for our clinical trials, or such distribution cannot be done on a timely basis, the timing for completing our clinical trials may be adversely impacted.

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

•we may be required to change or the health care setting in which the way the product is administered;

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

Our current and future product candidates could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities.

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

We currently have Orphan Drug Product designation for GPS for certain indications, and may seek Orphan Drug Product designation for additional product candidates, including GFH009, or indications, which might not be received or provide the intended benefit thereof.

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

We currently have Fast Track designation for GPS and may seek Fast Track designation for additional product candidates, including GFH009, or indications, which might not be received or provide the intended benefits thereof.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply to the FDA for Fast Track designation, which may or may not be granted by the FDA. We have received Fast Track designation from the FDA for GPS in AML, MPM and MM.

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

In addition, manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring quality control and manufacturing procedures conform to cGMP, regulations and corresponding foreign regulatory manufacturing requirements. Accordingly, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or NDA submission to the FDA or any other type of domestic or foreign marketing authorization application. We or our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our product candidates could suffer significant interruptions. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, any of which could significantly and adversely affect supplies of our products:

•issue Form 483 notices of observations, warning letters or untitled letters;

•mandate modifications to promotional materials or require us to provide corrective information to health care practitioners;

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

We currently have direct or indirect agreements or arrangements with various third-party manufacturing facilities for production of our product candidates for research and development and testing purposes. For example, for GFH009 we are party to a supply agreement with GenFleet who has agreements with third-party manufacturers for the manufacture of GFH009. We depend on these manufacturers to meet our deadlines, quality standards and specifications. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the CMOs we rely on and are dependent on those third parties for the production of our product candidates in accordance with relevant applicable regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Our reliance on third parties for the manufacture of our active pharmaceutical ingredient and drug product and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our product candidates, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail.

The third-party manufacturers we rely on for manufacture of our product candidates are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter are subject to ongoing inspection from time to time. Our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. If either we or the CMOs we rely on fail to comply with these requirements, our ability to develop and commercialize our product candidates could suffer significant interruptions, and we may be subject to regulatory enforcement action, including the seizure of products and shutting down of production.

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

We and the CMOs we rely on will need to conduct significant development work for each product candidate for each target indication for studies, trials and commercial launch readiness. We intend to improve the existing processes for GPS in connection with more advanced clinical trials or commercialization efforts we may undertake in the future. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, storage issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the recent coronavirus outbreak, other pandemics, earthquakes and other natural disasters, equipment failures, labor shortages, lack of adequate temperature controls, power failures, and numerous other factors. We currently estimate that we have sufficient clinical supplies to support our clinical trials for at least the next 12 months, however, this estimate is dependent on patient enrollment rates and a number of other factors and, accordingly, could change. Moreover, current clinical supplies may not be adequate for future clinical studies.

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

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product, which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, health care payors, patients or the medical community, and cancer treatment centers, which could adversely affect our ability to operate our business and our results of operations.

In the clinical trials using GPS, GM-CSF, and Montanide are also administered and their availability is dependent upon third-party manufacturers, which may or may not reliably provide GM-CSF or Montanide, thus jeopardizing the completion of the trials.

GPS is administered in combination with GM-CSF, which is available in both liquid and lyophilized forms exclusively from one manufacturer. We will continue to be dependent on that manufacturer for our supply of GM-CSF in connection with the ongoing GPS trials and the potential commercial manufacture of GPS. We have not entered into a dedicated supply agreement with the manufacturer for GM-CSF, and instead rely on purchase orders to meet our supply needs. Any temporary interruptions or discontinuation of the availability of GM-CSF, or any determination by us to change the GM-CSF used with GPS, could have a material adverse effect on our clinical trials and any commercialization of the assets. Similarly, for GPS, Montanide is also administered in combination with GM-CSF and GPS. Any temporary interruptions or discontinuation of the availability of Montanide could have a material adverse effect on our clinical trials for GPS and any commercialization of the asset.

If any of the clinical manufacturing facilities of CMOs we rely on for clinical supply are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.

If the manufacturing facilities of the CMOs we rely on for clinical supply or the equipment in them is damaged or destroyed, we may not be able, quickly or inexpensively, to replace such manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of a facility or equipment, we might not be able to transfer manufacturing to another CMO. Even if we could transfer manufacturing to another CMO, the shift would likely be expensive and time-consuming, particularly because the new facility would need to comply with the necessary regulatory requirements, and we would need FDA approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales.

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

Our internal capacity for clinical trial execution and management is limited and therefore we rely heavily on third parties. We have relied upon and plan to continue to rely upon third-party CROs, vendors and contractors to monitor and manage data for our ongoing preclinical and clinical programs. We currently rely on and plan to continue to rely on a CRO for our Phase 3 trial for GPS in AML and well as all of our ongoing and contemplated clinical studies, with services to be rendered by such CROs and vendors ranging from specific and need-tailored (e.g., data management and biostatistics) only to, in the case of our Phase 3 trial for GPS in AML, all-

encompassing. We rely on these parties for the execution of our preclinical studies and clinical trials, including the proper and timely conduct of our clinical trials, and we control only some aspects of their activities. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all.

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

GPS is in-licensed from MSK and includes an exclusive license to U.S. and foreign patent applications. Under the MSK license agreement, we are subject to various obligations, including diligence obligations with respect to funding, development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and MSK regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and MSK may have a right to terminate the affected license. The loss of our license agreement with MSK could materially adversely affect our ability to proceed to utilize the affected intellectual property in our development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for GPS and our ability to commercialize GPS.

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

The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business. In addition, our business depends on our ability to license additional therapeutic compounds from third parties. If we fail to meet our obligations under our current license agreements, we may lose the ability to enter into licenses for the development of additional product candidates in the future, which would adversely affect our business.

We may not realize the benefits of our strategic alliances that we may form in the future.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, such as our license agreement with 3D Medicines and our license agreement with GenFleet. These relationships, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic alliances or license agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials even after we sell or otherwise dispose of the products. In some cases, these hazardous materials and various wastes resulting from their use will be stored at our contractors or manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause injury to our employees and others, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we expect that the safety procedures utilized by our third party contractors and manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, to conduct clinical trials for some or all of our product candidates and to commercialize our product candidates if approved. For example, in December 2020 we entered into an Exclusive License Agreement with 3D Medicines pursuant to which we granted commercialization rights in Greater China to 3D Medicines. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that we have generated, and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. We cannot necessarily control the amount or timing of resources that our contract partners, including 3D Medicines, will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.

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

If another party has reason to assert a substantial new question of patentability against any of our claims in our own and in-licensed patents, the third party can request that the patent claims be reexamined, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement suits, and interference and reexamination proceedings, we may become a party to inter partes and post-grant review proceedings in the United States and patent opposition proceedings outside the United States, where either the patentability of our patents is challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our commercial product and/or product candidates infringe their patent rights. If a third-party’s patents were found to cover our commercial product and product candidates, proprietary technologies, or our uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize our products or use our proprietary technologies unless we or such collaborators obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief, which could prohibit us from making, using or selling our commercial product and product candidates pending a trial on the merits, which could be years away.

GFH009 may face generic competition sooner than expected before the expiration of our composition of matter patent protection.

Even if we are successful in achieving regulatory approval to commercialize GFH009, our product candidate may face generic competition. Because GFH009 has not been previously approved as an active ingredient, we expect the Hatch-Waxman Act to provide a five-year period of new chemical entity, or NCE, exclusivity following its approval during which time generic competitors cannot file an Abbreviated New Drug Application, or ANDA, for a generic version of GFH009, unless the submission contains a Paragraph IV Certification that one or more patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for GFH009 are invalid, unenforceable or will not be infringed by a proposed ANDA product, in which case the submission may be made four years following the original drug approval. If a Paragraph IV Certification is made, the generic company is required to provide a Paragraph IV Notice Letter advising of the certification. If that occurs, we will have the opportunity to bring a patent infringement action against the generic company. If such a suit is filed within the 45-day period following receipt of the Paragraph IV Notice Letter, the Hatch-Waxman Act provides for a 30-month stay on FDA’s ability to grant final approval of the proposed generic product. The 30-month stay generally runs from the date the Paragraph IV Notice Letter is received. However, when a Paragraph IV certification is received during the five-year period of NCE exclusivity following the date of first NDA approval, the thirty-month stay extends from five years after the date that product was first approved. The 30-month stay may be shortened or lengthened, including due to a settlement of a lawsuit, a court order (including a decision by the district court on the merits of the case), or patent expiration. The party filing the ANDA may also counterclaim in the litigation that one or more of our patents are invalid, unenforceable, and/or not infringed. If all of the asserted GFH009 patents were found invalid, enforceable, and/or not infringed, a competing generic product could be marketed prior to expiration of those patents, our business could be harmed.

If the FDA, EMA or other foreign regulatory authorities approve generic or biosimilar versions of any of our product candidates that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic or biosimilar versions of those products, the sales of our products, if approved, could be adversely affected.

Even if we are successful in achieving regulatory approval to commercialize a biologic product candidate ahead of our competitors, our product candidates may face competition from biosimilar and generic products. Most biological products are licensed for marketing by FDA via a BLA, under authorities in the Public Health Service Act, or PHSA. Assuming that we receive positive data from the REGAL trial, we will file a BLA in order to obtain marketing authorization for GPS. To obtain licensure or marketing approval for a new biologic, the sponsor (generally, the manufacturer) must demonstrate in the BLA that the biological product, and that the facility in which it is manufactured, processed, packed, or held, meets standards to assure that the product is safe, pure, and potent. As with other FDA-approved products, any subsequent change to the manufacturing process requires a demonstration to FDA of the comparability of the product’s attributes before and after the change to ensure that the safety and effectiveness of the product is maintained. In 2010, the Biologics Price Competition and Innovation Act, or BPCIA, enacted as Title VII of the ACA established an abbreviated pathway under the PHSA for licensure of biosimilar biologics (i.e., biosimilars, sometimes referred to as follow-on biologics). A biosimilar is a biological product that is demonstrated to be “highly similar” (i.e., biosimilar), but not identical, to an FDA-licensed biological product (i.e., the reference product).

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

In addition, the BPCIA provides for a process for disclosure and negotiation between the biosimilar applicant and reference product sponsor, sometimes referred to as the “patent dance.” Although not mandatory on the party of the biosimilar applicant, the dance involves several rounds of informational exchanges concerning potential disputes over the biosimilar applicant’s infringement of the reference product sponsor’s patents. Also, biosimilar licensure under the BPCIA is not contingent upon resolution of patent disputes. Therefore, the FDA may approve a biosimilar despite unresolved patent issues between the reference product sponsor and the biosimilar applicant.

We believe that GPS will qualify for four years of data exclusivity and 12 years of market exclusivity under the BPCIA. The law is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates. There is also a risk that the U.S. Congress could amend the BPCIA to shorten the 12-year market exclusivity period or that the FDA will not consider our product candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the health care provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, health care providers are not restricted from prescribing biosimilar products in an off-label manner.

Even if, as we expect, GPS is considered to be reference products eligible for 12 years of exclusivity under the BPCIA, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials. In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.

If we receive positive data from an adequate and well-controlled trial for GFH-009, we will file an NDA in order to receive marketing authorization for GFH009. Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s Orange Book. In the United States, manufacturers may seek approval of generic versions of reference listed drugs through submission of an ANDA. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following introduction of a generic drug, a significant percentage of the sales of any branded drug is typically lost to the generic product. Competition that our products could face from generic versions of our products could materially and adversely affect our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products.

Generic drug manufacturers may seek to launch products following expiration of any applicable exclusivity period we obtain if our products are approved, even if we still have patent protection for such products, We would then enforce our patent rights through commencing an infringement litigation against the generic drug manufacturer. Any such infringement litigation is inherently costly and uncertain.

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

The regulatory, or non-patent, exclusivity available to drugs or biologics in some countries is less than that provided by the United States. For instance, Canada currently provides for an eight-year period of exclusivity for new biological products, and Mexico provides for a five-year period of exclusivity. Furthermore, in some countries outside of the United States, peptide vaccines, such as GPS, are regulated as chemical drugs rather than as biologics and may or may not be eligible for non-patent exclusivity.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to drugs and biologics, which could make it difficult for us and our licensors to stop the infringement of our and our licensors’ patents or marketing of competing products in violation of our and our licensors’ proprietary rights generally. Certain governments outside the United States have indicated that compulsory licenses to patents may be sought to further their domestic policies or on the basis of national emergencies. Proceedings to enforce our and our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly, could put our and our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuit that we or our licensors initiate, and even if we or our licensors are successful the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Interference or derivation proceedings provoked by third parties, brought by us or our licensors or collaborators, or brought by the USPTO or any non-U.S. patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our or our licensors’ patents or patent applications. We may also become involved in other proceedings, such as reexamination, reissue, or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any such proceeding could require us or our licensors to cease using the related technology and commercializing the affected product candidate, or to attempt to license rights to it from the prevailing party.

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

There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable.

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

Risks Related to Commercialization of Our Current and Future Product Candidates

If we obtain marketing approval, our commercial success depends on establishing or implementing our own sales, marketing, and distribution capabilities or entering into licensing or collaboration agreements for these purposes, and the timing of these.

With the exception of very few employees, including our executive officers, we do not yet have a broader team with any significant sales, marketing or distribution experience. If we progress toward regulatory approval, we will take an efficient and measured approach to building our commercial infrastructure to commercialize our current and any future product candidates on our own, through licensing or collaboration agreements. We will have to invest significant amounts of financial and management resources, some of which will be committed prior to the receipt of positive data. We may need to successfully recruit, retain and train effective sales and marketing personnel, some of whom may be sought by our competitors. Any delays in hiring an adequate number of experienced sales personnel (including support staff), inability to obtain access to key markets, and unforeseen time, cost and expenses associated with creating a separate and high performing sales and marketing organization could adversely impact commercialization of any product for which we obtain marketing approval.

We may elect to utilize contract sales forces or strategic partners to support in the commercialization of our product candidates. If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates, or do so in a timely manner, or may be unable to do so on terms that are favorable to us. We may also need the infrastructure and resources to maintain the contractual relationships and external support. If we are not able to timely and properly establish a commercial organization on our own or in collaboration with third parties, then we may not be profitable.

Our commercial success depends upon attaining significant market acceptance of our current and future product candidates, if approved, among health care providers, third-party payors and operators of major cancer clinics.

Even if we obtain regulatory approval for any of our current or future product candidates, the products may not gain market acceptance among physicians, third-party payors, patients or the medical community. For example, current cancer treatment such as chemotherapy and radiation therapy are well-established in the medical community, and health care providers may continue to rely on these treatments. The degree of market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

•the efficacy and safety of such product candidates as demonstrated in clinical trials, and acceptance of such by physicians, major cancer treatment centers, and patients;

•the potential and perceived advantages and disadvantages of product candidates over alternative treatments, including the degree of clinically meaningful improvement in care, ease of administration and prevalence and severity of side effects;

•the clinical indications and patient populations for which the product candidate is approved and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•the ability to garner placement of our therapeutics in widely accepted clinical practice treatment guidelines;

•product labeling or product insert requirements of the FDA or other regulatory authorities and any restrictions on use with other medications;

•the timing of market introduction of our products as well as competitive products;

•the cost of treatment and coverage and reimbursement status; and

•development and effectiveness of our sales and marketing, manufacturing and distribution efforts for commercial scale.

If any of our current and future product candidates are approved but fail to achieve market acceptance, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

Even if we are able to commercialize our current or future product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives, which could harm our business.

Significant uncertainty exists as to the coverage and reimbursement status of any drug or biological candidates for which we obtain regulatory approval. The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, recently passed legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product successfully will also depend, in part, on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and how much they will pay. A primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and third-party have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar foreign regulatory authorities outside the United States. Moreover, eligibility for coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often follow CMS coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Health care policy changes may have a material adverse effect on our business and results of operations.

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, the Inflation Reduction Act of 2022 (IRA) requires drug manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation (CPI-U). The Patient Protection and Affordable Care Act, and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), enacted in March 2010, substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. The Supreme Court upheld the ACA in the main challenge to the constitutionality of the statute in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. While other challenges remain to portions of the ACA, these two cases were generally viewed as the only existential threats to the statute that have been raised so far. Proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been presented to Congress in 2016, including by the current Administration, but implementation likely will be challenging in light of strong opposition to these proposals as well as the current political climate. The Administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry. For example, the Medicare program has proposed to test alternative payment methodologies for drugs covered under the Part B program. In general, we cannot predict the impact that the ACA or any other legislative or regulatory proposals will have on our business. Regardless of whether or not the ACA is changed or modified by Congress or the Supreme Court, we expect both government and private health plans to continue to require health care providers, including health care providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the health care system that could prevent or delay marketing approval of our current product candidates and any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements, additions or modifications to product labeling, the recall or discontinuation of our products, or additional record-keeping or reporting requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain health care costs. For example, the ACA substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs or biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, but it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2022, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2023, unless additional Congressional action is taken.

Further, there has been heightened governmental scrutiny in the United States of drug and biological product pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In May 2019, DHHS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This rule codified a DHHS policy change that was effective January 1, 2019.

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, the Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

We expect that the ACA, the recent laws described above, and other health care reform measures that may be adopted in the future may result in additional reductions in Medicare and other health care funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care and/or impose price controls may adversely affect:

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

Risks Related to Health Care Compliance Regulations

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings. If we or they are unable to comply with these provisions, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.

Health care providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with health care providers, health care entities, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state health care laws and regulations that may affect our ability to operate include the following:

•the federal health care Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare or Medicaid;

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

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for health care benefits, items or services, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain health care providers, health plans, and health care clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

•the federal physician sunshine requirements under the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, certain non-physician health care practitioners, and teaching hospitals, and ownership and investment interests held by physicians and other health care providers and their immediate family members and applicable group purchasing organizations;

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and

•state and foreign laws govern the privacy and security of health information in specified circumstances, including the GDPR, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded health care programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any physicians or other health care providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs. Many health care laws and regulations are rapidly changing and legislative bodies and regulatory agencies are regularly considering amendments and supplements to existing laws and regulations, and as a result interpretations of rules and confirmation of our compliance with such rules can be ambiguous.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded health care programs, such as Medicare and Medicaid, and integrity oversight and reporting obligations.

In the past, we have been involved in multiple legal and governmental proceedings, including securities class action litigation, and may in the future be involved in proceedings, relating to the commercial activities of our predecessor that could divert management’s attention and adversely affect our financial condition and our business.

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

There has been significant litigation and governmental activity generally in the fentanyl and opioid area, and this activity may continue in the future. We cannot assure you we will not become subject to additional legal or governmental proceedings relating to Galena’s former Abstral business in the future. Moreover, we may be exposed to claims, or other legal or governmental actions in the future relating to violations of the False Claims Act, Anti-Kickback Statute, the ACA, or any other applicable state or federal statutes or regulations, and thereby be subject to penalties, such as civil and criminal penalties, damages, fines, or an administrative action of exclusion from government health care reimbursement programs. Since DOJ published a memorandum in 2016 formally instructing prosecutors to focus on individual accountability when dealing with corporate misconduct, individual prosecutions have increased.

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

We face an inherent risk of product liability exposure related to the testing of our current or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Risks Related to our Business Operations

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially and adversely affect our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, CMOs and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic.

The spread of COVID-19 could also have adverse economic impacts to us. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, have been, and continue to be, difficult to assess or predict, the spread of COVID-19 has caused a broad impact globally.

The ongoing COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may impact our business continues to be highly uncertain and cannot be predicted with confidence.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reports, which would harm our business, the trading price of our common stock and our ability to raise additional capital in the future.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and which could impact our ability to raise capital in the future. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or SOX, or any required subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of our product candidates. Our competitors may succeed in developing competing products before we do for the same indications we are pursuing, obtaining regulatory approval for products, or gaining acceptance for the same markets that we are targeting. If we are not “first to market” with a product candidate, thereby effecting our order of entry, our competitive position could be compromised via reduced market share and higher hurdles to regulatory approval.

We expect any product candidate which we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are several biopharmaceutical companies who are currently marketing therapies to treat AML and are approved treatments in the United States. There are also many companies in various clinical stages which are developing therapies to treat AML, including the following which are late-stage: GlycoMimetics (uproleselan); Actinium Pharmaceuticals (Iomab-B); Delta-Fly Pharma (radgocitabine); Gilead (magrolimab); Daiichi Sankyo (VANFLYTA/quizartinib); and AROG Pharmaceuticals (crenolanib).

With respect to our GPS program, we expect to compete with companies who are also developing WT1 targeting therapies to treat AML, such as Astellas (ASP7517), BMS (JTCR016), NexImmune (NEXI-001), Roche (RG63441/RO7283420), and Cue Biopharma (CUE-102).

With respect to our GHF009 program, we anticipate competition with companies who are investigating CDK9 targeting therapies to treat AML and our other potential indications, such as Vincerx (VIP152), AstraZeneca (AZD4573), Kronos Bio (KB-0742), Sumitomo Dainippon Pharma (TP-1287), MEI Pharma, Inc. (Voruciclib) and Prelude Therapeutics (PRT2527).

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have. In addition, some are farther along in their clinical development programs or in collaboration with larger, established pharmaceutical companies. We may not be able to compete unless we successfully:

•design and develop products that are superior to other products in the market;

•conduct successful preclinical and clinical trials;

•attract qualified scientific, medical, sales and marketing and commercial personnel;

•obtain patent and/or other proprietary protection for our processes and product candidates;

•obtain required regulatory approvals; and

•collaborate with others in the design, development, and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety to overcome price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

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

As of March 1, 2023, we had 17 full-time employees. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, regulatory, sales, marketing, financial and other resources may increase. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates to complement our management and employees currently in place and to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

•managing our clinical trials effectively;

•identifying, recruiting, maintaining, motivating, integrating and retaining additional employees;

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

Legislation or other changes in U.S. tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

For example, legislation enacted in 2017 informally titled, the Tax Cuts and Jobs Act, or the TCJA, made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 public health emergency, including providing temporary relief from certain aspects of the TCJA that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits and provided temporary deferral of certain payroll taxes.

It cannot be predicted whether, when, in what form or with what effective dates new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $49.4 million and $2.6 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

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

The market price of shares of our common stock has exhibited substantial volatility. Between January 3, 2022 and December 30, 2022, the daily closing price of shares of our common stock as reported on Nasdaq ranged from a low of $1.80 to a high of $7.18. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

As of December 31, 2022, we had reserved for issuance 5,141,053 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $5.37 per share, 1,039,483 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $7.57 per share, and 255,136 shares of our common stock issuable upon the vesting of outstanding restricted stock units with a weighted average grant date fair value of $3.25 per share. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any legal proceedings and are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol SLS.

Holders

As of March 15, 2023, there were approximately 27 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

During the year ended December 31, 2022, we did not purchase any of our equity securities. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Previous Columns)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan	21,520	$112.85	—
2019 Equity Incentive Plan	1,017,963	$5.35	640,961
Restricted Stock Units	255,136	N/A	—
2021 Employee Stock Purchase Plan	—	N/A	274,911
Equity compensation plans not approved by security holders
None	—	—	—
Total	1,294,619	$7.58	915,872

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

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel therapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S, or GPS, a peptide immunotherapy directed against the Wilms tumor 1, or WT1, antigen, and GFH009, a highly selective small molecule cyclin-dependent kinase 9, or CDK9, inhibitor.

Galinpepimut-S, or GPS: Highly Novel and Engineered Immunotherapy targeting the WT1 Antigen

Our lead product candidate, GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, or MSK, that targets the WT1 protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

In January 2020, we commenced in the United States an open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the clinical trial is overall survival. We plan to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). Under our current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 60 events (deaths) per the protocol will occur by the end of 2023 or early 2024 and the final analysis after 80 events will occur by the end of 2024. Because these analyses are event driven, they may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or 3DMed License Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we have agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. Such participation by 3D Medicines will trigger two development milestone payments totaling $13.0 million, which we expect to receive in the first half of 2023. If the REGAL study meets its primary endpoint for efficacy and the Chinese regulatory authorities determine that the REGAL data is sufficient for approval in China, GPS could potentially reach the market in Greater China much earlier than we and 3D Medicines had anticipated when we entered into the license agreement in December 2020. As of March 15, 2023, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, pembrolizumab (Keytruda). In 2020, we, together with Merck, determined to focus on ovarian cancer (second or third line). In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. We plan to present final data from this study at a medical conference in the first half of 2023.

In February 2020, a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Enrollment of a target total of 10 evaluable patients was completed at the end of 2022. We expect to report topline data from this study in the first half of 2023.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

GFH009: Highly Selective Next Generation CDK9 Inhibitor

On March 31, 2022, we entered into an exclusive license agreement, or the GFH009 Agreement, with GenFleet Therapeutics (Shanghai), Inc., or GenFleet, a clinical-stage biotechnology company developing cutting-edge therapeutics in oncology and immunology, that grants rights to us for the development and commercialization of GFH009, a highly selective small molecule CDK9 inhibitor, across all therapeutic and diagnostic uses worldwide, except for Greater China.

CDK9 activity has been shown to correlate negatively with overall survival in a number of cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, melanoma, endometrial, lung, prostate, breast and ovarian. As demonstrated in preclinical and clinical data, to date, GFH009’s high selectivity has the potential to reduce toxicity as compared to older CDK9 inhibitors and other next-generation CDK9 inhibitors currently in clinical development and to potentially be more efficacious.

GFH009 is currently in a Phase 1 dose-escalating clinical trial in the United States and China. We are evaluating both twice-a-week and once-a-week dosing, and the indications are relapsed/refractory AML, chronic lymphocytic leukemia, or CLL, small lymphocytic leukemia, or SLL, and lymphoma. The primary goal of the trial is to establish the recommended Phase 2 dose and to assess safety. We expect enrollment in this study to be completed in the first quarter of 2023 and we expect to determine the recommended Phase 2 dose and report analyzed data from the study early in the second quarter of 2023.

Following completion of the Phase 1 clinical trial and determination of the recommended Phase 2 dose, we intend to commence a Phase 2a clinical trial of GFH009 in combination with venetoclax and azacitidine in AML patients who failed or did not respond to treatment with venetoclax and azacitidine. The primary endpoint of the Phase 2a clinical trial, which we expect to initiate during the second quarter of 2023, will likely be complete remission, or CR, rate and secondary endpoints will likely include progression free survival, OS and proportion of patients proceeding to transplant. We are also planning to potentially commence a Phase 2 clinical trial of GFH009 in certain solid tumors and/or lymphoma in the third quarter of 2023 and are exploring various options with respect to clinical development for GFH009 in several pediatric indications.

Impact of COVID-19

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, CMOs and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. While the potential economic impact brought by, and the ultimate duration of, the COVID-19 pandemic, have been, and continue to be, difficult to assess or predict, the spread of COVID-19 has caused a broad impact globally. The extent to which the COVID-19 pandemic may impact our business continues to be highly uncertain and cannot be predicted with confidence.

Components of Results of Operations

License Revenue

License revenue consists of revenue recognized pursuant to the 3DMed License Agreement. In the future, we may generate revenue from a combination of regulatory, development, and sales milestone payments and royalties in connection with the 3DMed License Agreement.

Research and Development

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
•manufacturing and clinical drug supply expenses;
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
•the number and geographical location of clinical sites included in the trials;
•the length of time required to enroll suitable patients;
•the number and geographical location of patients that ultimately participate in the trials;
•the number of doses patients receive;
•the duration of patient follow-up;
•the results of clinical trials;
•the expenses associated with manufacturing and clinical drug supply;

•the receipt of marketing approvals; and
•the commercialization of current and future product candidates.

Research and development activities are central to our business model. Oncology product candidates in the later stages of clinical development generally have higher development costs than those in the earlier stages of clinical development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase for the foreseeable future as we conduct and complete our ongoing early and late-stage clinical trials and initiate additional clinical trials.
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

Acquired In-Process Research and Development

Acquired in-process research and development consists of costs to acquire or license product candidates from third parties for development with no alternative future use as the technology and know-how acquired are not currently commercially viable.

In-Process Research and Development Impairment Charge

Intangible assets are comprised of identifiable in-process research and development assets, or IPR&D, and are considered indefinite-lived assets and are assessed for impairment annually or more frequently if impairment indicators are present. Our indefinite-lived intangible asset consisted of IPR&D of nelipepimut-S, or NPS, that was acquired as part of the merger with Galena Biopharma, Inc. in 2017, or the Merger. We are not currently engaging in any clinical development activities for NPS nor do we currently have any plans to do so in the future. The impairment charge recognized during the year ended December 31, 2021 was a result of the determination that the carrying amount of the IPR&D was not recoverable and was measured by the amount the carrying value exceeded its fair value.

Non-Operating Income

Non-operating income consists of changes in fair value of our warrant liability, changes in fair value of our contingent consideration, and interest income. Interest income primarily reflects the interest earned from our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Year ended December 31,
	2022	2021	Change
License revenue	$1,000	$7,600	$(6,600)
Operating expenses:
Cost of revenue	100	200	(100)
Research and development	20,268	15,674	4,594
General and administrative	12,582	11,320	1,262
Acquired in-process research and development	10,000	—	10,000
In-process research and development charge	—	5,700	(5,700)
Total operating expenses	42,950	32,894	10,056
Loss from operations	(41,950)	(25,294)	(16,656)
Non-operating income	649	4,358	(3,709)
Loss before income taxes	(41,301)	(20,936)	(20,365)
Income tax benefit	—	237	(237)
Net loss	$(41,301)	$(20,699)	(20,602)

For the year ended December 31, 2022, our net loss was $41.3 million compared with a net loss of $20.7 million for the year ended December 31, 2021. The increase of $20.6 million in net loss was primarily attributable to an increase in operating expenses of $10.1 million, a decrease in licensing revenue of $6.6 million, a decrease of $3.7 million in non-operating income, and a $0.2 million decrease in income tax benefit. The increase in operating expenses were driven by a $10.0 million charge for acquired in-process research and development, a $4.6 million increase in research and development expenses, and a $1.3 million increase in general and administrative expenses, which were partially offset by a $5.7 million decrease in non-cash IPR&D impairment charges and a $0.1 million decrease in costs of license revenue.

Further analysis of the changes and trends in our operating results are discussed below.

License Revenue

License revenue for the year ended December 31, 2022 was $1.0 million and related to approval by China's NMPA of an IND application filed by 3D Medicines for a small Phase 1 clinical trial investigating safety of GPS in China. License revenue of $7.6 million for the year ended December 31, 2021 related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed License Agreement for the development and commercialization of GPS in Greater China.

Cost of License Revenue

We incurred $0.1 million and $0.2 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the years ended December 31, 2022 and 2021, respectively.

Research and Development

Research and development expenses were $20.3 million for the year ended December 31, 2022 compared to $15.7 million for the year ended December 31, 2021. As compared to the prior period, the $4.6 million increase in research and development expenses was primarily attributable to a $2.6 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML, a $1.4 million increase in personnel related expenses due to increased headcount, a $0.8 million increase in clinical and regulatory consulting expenses, and a $0.2 million increase in other research and development expenses. These increases were partially offset by a $0.4 million decrease in manufacturing and clinical drug supply costs due to the timing of registration batches and a technology transfer in the prior period. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS, including our Phase 3 REGAL clinical trial of GPS in AML, and the ongoing and planned clinical trials of GFH009.

General and Administrative

General and administrative expenses were $12.6 million for the year ended December 31, 2022 compared to $11.3 million for the year ended December 31, 2021. The $1.3 million increase was primarily driven by a $1.9 million increase in personnel related expenses due to increased headcount including a $0.6 million increase in non-cash stock-based compensation, a $0.7 million increase in outside services and public company costs, and a $0.2 million increase in office and other general and administrative costs. These increases were partially offset by a $1.1 million decrease related to amortization expense of our contract asset associated with the 3DMed License Agreement, and a $0.4 million decrease in legal fees.

Acquired In-Process Research and Development

During the year ended December 31, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of GFH009, a highly selective next generation CDK9 inhibitor, $4.5 million of which was paid in April 2022 and the remaining $5.5 million which is deemed probable to occur and expected to be paid by the end of the second quarter of 2023. There was no acquired in-process research and development expense during the year ended December 31, 2021.

In-Process Research and Development Impairment Charge

There were no in-process research and development charges during the year ended December 31, 2022. In the fourth quarter of 2021, we performed an annual impairment analysis of our IPR&D. The impairment charge recognized during the year ended December 31, 2021 was in connection with our determination that consummating an out-licensing transaction of NPS for further development in breast cancer was unlikely and taking into account the deferred development timelines and a lower probability of success associated with earlier stages of clinical development for the potential development of NPS in other oncology indications. The Company determined that the carrying amount of the IPR&D associated with NPS exceeded the fair value and recorded a $5.7 million impairment charge during the year ended December 31, 2021.

Non-Operating Income

Non-operating income for the years ended December 31, 2022 and 2021, respectively, was as follows (in thousands):

	Year ended December 31,
	2022	2021	Change
Change in fair value of warrant liability	$36	$15	$21
Change in fair value of contingent consideration	296	4,337	(4,041)
Interest income	317	6	311
Total non-operating income	$649	$4,358	$(3,709)

The decrease in our non-operating income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a $4.0 million decrease in the change in fair value of contingent consideration, partially offset by a $0.3 million increase in interest income earned from our cash and cash equivalents.

The $4.3 million change in estimated fair value of the contingent consideration during the year ended December 31, 2021 related to the inability to execute an out-licensing transaction of NPS for further development in breast cancer and reflected adjusted assumptions of deferred development timelines and a lower probability of success, associated with earlier stages of clinical development, for the potential development of NPS in other oncology indications. During the year ended December 31, 2022, we ceased all development activity of NPS and effort to out-license the asset in any indication and reduced the probability of success of achieving certain regulatory and net sales milestones to zero.

Interest income for the years ended December 31, 2022 and 2021 consists of interest earned from our cash and cash equivalents. Interest income increased during the year December 31, 2022 primarily due to higher interest rates. The change in estimated fair value of liability-classified warrants to acquire shares of our common stock during the years ended December 31, 2022 and 2021 related to changes in our common stock price and less time to expiration.

The changes in fair value of warrant liability and changes in fair value of contingent consideration are all non-cash in nature.

Income Tax Benefit

There was no income tax benefit recognized for the year ended December 31, 2022. For the year ended December 31, 2021, we recognized an income tax benefit of $0.2 million, primarily related to the intangible asset impairment charge.

Liquidity and Capital Resources

We did not generate any revenue from product sales in the years ended December 31, 2022 and 2021. Through December 31, 2022, we have only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones from 3DMed, pursuant to its Exclusive License Agreement for GPS. The participation of 3DMed in the REGAL Phase 3 clinical trial in China will trigger two development milestone payments totaling $13.0 million to us, which we expect to receive in the first half of 2023. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of December 31, 2022, which milestones are all variable in nature and not under the Company's control.

On February 28, 2023, we consummated an underwritten public offering, or the February 2023 Offering, issuing 7,220,217 shares of common stock and accompanying common stock warrants to purchase an aggregate of 7,220,217 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.77 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of our common stock at an exercise price of $2.77 per share. The common stock warrants are exercisable immediately and will expire on February 28, 2028, five years from the date of issuance. The net proceeds from the February 2023 Offering were approximately $18.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, and excluding the exercise of any warrants.

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

On March 31, 2022, or the effective date of the GFH009 Agreement, we entered into the GFH009 Agreement with GenFleet pursuant to which GenFleet granted to us a sublicensable, royalty-bearing license to certain of its intellectual property to develop, manufacture, and commercialize GFH009 for the treatment, diagnosis or prevention of disease in humans and animals in all countries and territories of the world other than Greater China, or the GFH009 Territory. GFH009 is currently in a Phase 1 clinical trial in the United States and China. In consideration for the exclusive license, we agreed to pay GenFleet (i) an upfront and technology transfer fee of $10.0 million, of which $4.5 million was paid in April 2022, and $5.5 million is due upon the first day of the 15th calendar month following the effective date of the GFH009 Agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. We have also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of GFH009 in the GFH009 Territory ranging from the low to high single digits.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2022, we sold 415,005 shares of common stock pursuant to the Sales Agreement at an average price of $2.60 per share for aggregate net proceeds of approximately $1.0 million. Subsequent to December 31, 2022, the Company sold 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 for aggregate net proceeds of approximately $0.3 million. There remains approximately $39.2 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

Funding Requirements

During the year ended December 31, 2022, we incurred a net loss of $41.3 million, used $23.8 million of cash in operations, and had an accumulated deficit of $179.9 million as of December 31, 2022. We continue to expect to generate operating losses and negative cash flows for the next few years and we will need additional funding to support our planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of our product candidates and the achievement of a level of revenues adequate to support our cost structure. As of December 31, 2022, we had cash and cash equivalents of $17.1 million. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. The $13.0 million of development milestone payments to us triggered by 3DMed's participation in the REGAL study are variable in nature and not under our control, and therefore are not included in our going concern assumption. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity considering whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

We will require substantial additional financing to develop any current or future product candidates. If we are unable to obtain additional funding on a timely basis, we will be required to scale back our plans and place certain activities on hold. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities and payments from potential strategic research and development collaborations. Additionally, we continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our product candidates. There can be no assurance that these future funding efforts will be successful.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of any additional financings, (ii) our ability to complete revenue-generating partnerships with pharmaceutical and biotechnology companies, (iii) the success of our research and development activities, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our product candidates.

Components of Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$17,125	$21,355
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$17,225	$21,455

Restricted cash and cash equivalents of $0.1 million as of December 31, 2022 and 2021 related to certificates of deposit maintained on hand with our financial institutions as collateral for our corporate credit cards.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(23,809)	$(26,021)
Investing activities	(4,500)	—
Financing activities	24,079	12,074
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(4,230)	$(13,947)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $23.8 million during the year ended December 31, 2022 was primarily attributable to our net loss of $41.3 million, and partially offset by various net non-cash charges of $11.9 million, and a change in our operating assets and liabilities of $5.6 million. Net non-cash charges were driven by $10.0 million in expense related to the acquired in-process research and development, $1.7 million in non-cash stock compensation expense, and $0.2 million in other net non-cash charges. The net change in our operating assets and liabilities is due to an increase in accrued expenses and other current liabilities of $3.6 million, an increase in accounts payable of $1.2 million and a decrease in prepaid expenses and other current assets of $1.3 million, which was partially offset by a decrease in operating lease liabilities of $0.5 million.

Net cash used in operating activities of $26.0 million during the year ended December 31, 2021 was primarily attributable to our net loss of $20.7 million and a change in our operating assets and liabilities of $7.6 million, which was partially offset by various net non-cash charges of $2.3 million. The net change in our operating assets and liabilities was primarily attributable to a decrease in deferred revenue of $5.6 million, a decrease in accounts payable and accrued expenses and other current liabilities of $1.8 million, a $1.1 million increase in prepaid expenses and other assets primarily for clinical trial costs, and a $0.2 million decrease in operating lease liabilities, which were partially offset by a $1.1 million decrease in contract acquisition costs related to the out-licensing of intellectual property rights and transfer of technical know-how associated with the 3DMed License Agreement.

Net Cash Used in Investing Activities

Net cash used in investing activities of $4.5 million during the year ended December 31, 2022 related to license payments made for the acquisition of in-process research and development under the GFH009 Agreement.

There was no cash used in investing activities during the year ended December 31, 2021.

Net Cash Flow from Financing Activities

We generated $24.1 million of net cash from financing activities for the year ended December 31, 2022, which was due to $23.0 million in aggregate net proceeds received from our underwritten public offering, which closed in April 2022, $1.0 million in aggregate net proceeds received from the issuance of common stock under the Sales Agreement, and $0.1 million in aggregate net proceeds received from the issuance of common stock under our employee stock purchase plan.

We generated $12.1 million of net cash from financing activities for the year ended December 31, 2021, which was primarily attributable to $9.0 million in net proceeds from the issuance of common stock under the Sales Agreement and $3.1 million in net proceeds from the exercise of warrants to acquire shares of common stock.

Contractual Obligations and Other Commitments

Leases

Our lease commitments reflect payments due under our lease agreement for our office space in New York, New York that expires in December 2024, including additional space which began in February 2022. As of December 31, 2022, our contractual commitment for our lease was $1.1 million, which will be paid over the remaining term of the lease. For additional information on our leases and timing of future payments, please read Note 8, Leases, to the consolidated financial statements included in this Form 10-K.

Other Commitments

We acquire product candidates still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the product candidate in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). We also typically will need to make royalty payments based upon a percentage of the sales of the product candidate in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

These arrangements may be material individually and, in the event that multiple milestones are reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to terminate development of the product candidate, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the product candidate successfully achieves clinical testing objectives.

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

Revenue Recognition

We record revenue in accordance with Accounting Standard Codification, or ASC, Topic 606, Revenue From Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and we assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

We perform our annual goodwill impairment test at the reporting unit level on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Goodwill is evaluated for impairment using the simplified test of goodwill impairment as defined by the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-04. Under the guidance, goodwill impairment is measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. We did not recognize any impairment of goodwill during the years ended December 31, 2022 and 2021.

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

Given our limited history as a publicly traded company following the Merger on December 29, 2017, we did not have sufficient trading data to calculate volatility based on our own common stock, and the expected volatility was calculated as of each grant date based on our own implied volatility in combination with a peer group of publicly traded companies. The expected term of the stock options was determined based upon the simplified approach for employees and non-employee directors, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration. As data associated with future exercises is obtained, the expected term of future grants will be adjusted accordingly.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Campbell, California
March 16, 2023

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$17,125	$21,355
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	531	1,589
Total current assets	17,756	23,044
Operating lease right-of-use assets	874	723
Goodwill	1,914	1,914
Deposits and other assets	399	594
Total assets	$20,943	$26,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,357	$2,144
Accrued expenses and other current liabilities	6,286	2,640
Operating lease liabilities	372	198
Acquired in-process research and development payable	5,500	—
Total current liabilities	15,515	4,982
Operating lease liabilities, non-current	573	610
Warrant liability	4	40
Contingent consideration	—	296
Total liabilities	16,092	5,928
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 21,005,405 and 15,895,637 shares issued and outstanding at December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	184,753	158,948
Accumulated deficit	(179,904)	(138,603)
Total stockholders’ equity	4,851	20,347
Total liabilities and stockholders’ equity	$20,943	$26,275

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Licensing revenue	$1,000	$7,600

Operating expenses:
Cost of revenue	100	200
Research and development	20,268	15,674
General and administrative	12,582	11,320
Acquired in-process research and development	10,000	—
In-process research and development impairment charge	—	5,700
Total operating expenses	42,950	32,894
Loss from operations	(41,950)	(25,294)
Non-operating income:
Change in fair value of warrant liability	36	15
Change in fair value of contingent consideration	296	4,337
Interest income	317	6
Total non-operating income	649	4,358
Loss before income taxes	(41,301)	(20,936)
Income tax benefit	—	237
Net loss	$(41,301)	$(20,699)

Per share information:
Net loss per common share, basic and diluted	$(2.13)	$(1.34)
Weighted-average common shares outstanding, basic and diluted	19,395,709	15,481,113

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	14,254,554	$1	$145,864	$(117,904)	$27,961
Issuance of common stock, net of issuance costs	786,927	—	9,005	—	9,005
Issuance of common stock for exercise of warrants	844,061	1	3,068	—	3,069
Vesting of restricted stock units	10,095	—	—	—	—
Stock-based compensation	—	—	1,011	—	1,011
Net loss	—	—	—	(20,699)	(20,699)
Balance at December 31, 2021	15,895,637	2	158,948	(138,603)	20,347
Issuance of common stock and common stock warrants, net of issuance costs	4,629,630	—	22,946	—	22,946
Issuance of common stock, net of issuance costs	415,005	—	1,048	—	1,048
Issuance of common stock under employee stock purchase plan	25,089	—	85	—	85
Vesting of restricted stock units	40,044	—	—	—	—
Stock-based compensation	—	—	1,726	—	1,726
Net loss	—	—	—	(41,301)	(41,301)
Balance at December 31, 2022	21,005,405	$2	$184,753	$(179,904)	$4,851

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(41,301)	$(20,699)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	10,000	—
Non-cash in-process research and development impairment charge	—	5,700
Non-cash stock-based compensation	1,726	1,011
Non-cash lease expense	457	173
Change in fair value of contingent consideration	(296)	(4,337)
Change in fair value of common stock warrants	(36)	(15)
Deferred income taxes	—	(239)
Changes in operating assets and liabilities:
Contract asset	—	1,128
Prepaid expenses and other assets	1,253	(1,174)
Accounts payable	1,213	(2,513)
Accrued expenses and other current liabilities	3,646	727
Operating lease liabilities	(471)	(183)
Deferred revenue	—	(5,600)
Net cash used in operating activities	(23,809)	(26,021)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	(4,500)	—
Net cash used in investing activities	(4,500)	—
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	22,946	—
Proceeds from issuance of common stock, net of issuance costs	1,048	9,005
Proceeds from employee stock plan purchases	85	—
Proceeds from exercise of warrants	—	3,069
Net cash provided by financing activities	24,079	12,074
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(4,230)	(13,947)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of year	21,455	35,402
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of year	$17,225	$21,455

Supplemental disclosure of cash flow information:
Cash received during the year for interest	$317	$6
Supplemental disclosures:
Payable for acquired in-process research and development	$5,500	$—
Increase in operating lease right of use assets and current and non-current operating lease liabilities	$449	$—

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

Pursuant to the requirements of Accounting Standard Codification ("ASC") 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date these financial statements are issued, but will consider such plans if (1) it is probable that the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant condition or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Certain elements of the Company’s operating plan to alleviate the conditions that raise substantial doubt are outside of the Company’s control and cannot be included in management’s evaluation under the requirements of ASC 205-40.

Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $179.9 million as of December 31, 2022. During the year ended December 31, 2022, the Company incurred a net loss of $41.3 million and used $23.8 million of cash in operations. The Company continues to expect to generate operating losses and negative cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure. As of December 31, 2022, the Company had cash and cash equivalents of $17.1 million. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements. The $13.0 million of development milestone payments to the Company triggered by 3DMed's participation in the REGAL study are variable in nature and not under the Company's control, and therefore are not included in the Company's going concern assumption. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 28, 2023, the Company consummated an underwritten public offering (the "February 2023 Offering"), issuing 7,220,217 shares of common stock and accompanying common stock warrants to purchase an aggregate of 7,220,217 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.77 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of the Company’s common stock at an exercise price of $2.77 per share. The common stock warrants are exercisable immediately and will expire on February 28, 2028, five years from the date of issuance. The net proceeds to the Company from the February 2023 Offering were approximately $18.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, and excluding the exercise of any warrants.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement"), with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the U.S. Securities and Exchange Commission ("SEC") on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2022, the Company sold 415,005 shares of common stock pursuant to the Sales Agreement at an average price of $2.60 per share for aggregate net proceeds of approximately $1.0 million. Subsequent to December 31, 2022, the Company sold 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 for aggregate net proceeds of approximately $0.3 million. There remains approximately $39.2 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). To date, the Company has received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. The participation of 3DMed in the Company's REGAL Phase 3 clinical trial in China will trigger two development milestone payments totaling $13.0 million to the Company, which the Company expects to receive in the first half of 2023. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of December 31, 2022, which milestones are all variable in nature and not under the Company's control.

The Company will require substantial additional financing to commercially develop any current or future product candidates. If the Company is unable to obtain additional funding on a timely basis, it will be required to scale back its plans and place certain activities on hold. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds. The Company's management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement, public and private placements of equity and/or debt securities and payments from potential strategic research and development collaborations. Additionally, the Company may pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to its product candidates. The Company has prepared its consolidated financial statements assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, carrying value of goodwill, accounting for deferred income taxes, and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

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

As of December 31, 2022 and 2021, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. As of December 31, 2022 and 2021, the carrying amounts of the Company’s contingent consideration and liability-classified warrants are each recorded at their estimated fair value. The fair value of the contingent consideration and warrants utilize certain unobservable inputs that fall within Level 3 of the fair value hierarchy. See Note 6 for additional information on the fair value of certain financial assets and liabilities.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Concentration of Credit Risk

    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions.

Impact of COVID-19

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, CMOs and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. While the potential economic impact brought by, and the ultimate duration of, the COVID-19 pandemic, have been, and continue to be, difficult to assess or predict, the spread of COVID-19 has caused a broad impact globally. The extent to which the COVID-19 pandemic may impact our business continues to be highly uncertain and cannot be predicted with confidence.

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$17,125	$21,355
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$17,225	$21,455

The Company maintained $0.1 million as of December 31, 2022 and 2021, on hand with the Company's financial institutions as collateral for its corporate credit cards.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. The Company did not recognize any impairment of goodwill during the years ended December 31, 2022 and 2021.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contingent Consideration

The consideration for Galena's acquisition of Apthera, Inc. in 2011 includes future payments that are contingent upon the achievement of certain events related to the development and commercialization of nelipepimut-S ("NPS"). Contingent consideration, and the obligations for such contingent consideration payments, is required to be recognized at fair value as of the acquisition date. The contingent consideration obligations are then evaluated each reporting period and changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of contingent consideration in the Company's consolidated statements of operations. The fair value of development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The fair value of net sales milestones is based on probability adjusted sales estimates and estimated discount rates and utilizes an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value.

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

ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements contain lease and non-lease components, which are generally accounted for separately. See Note 8 for discussion of the Company’s facility lease.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers ("Topic 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five-steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 11 for further discussion of the Company's revenue recognition associated with the 3DMed License Agreement.

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

Acquired In-Process Research and Development

Costs incurred in obtaining technology licenses are immediately recognized as acquired in-process research and development expense, provided the technology licensed has no alternative future use as the technology and know-how acquired are not currently commercially viable. Payments related to contingent consideration such as development milestones, commercial milestones and royalties (Note 8) will be recognized when the contingency is probable and reasonably estimable in accordance with ASC 450, Contingencies.

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

Research and development expenses consist primarily of development research performed by contract research organizations ("CROs"), personnel costs, including salaries, benefits and stock-based compensation, clinical drug supply, investigator grants, materials and supplies, consulting fees, licenses and fees, preclinical studies, and overhead allocations consisting of various support and facility-related costs.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The expected life of the stock options is estimated using the “simplified method,” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. The stock price volatility assumption is based on the historical volatility of the Company's publicly traded common stock. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

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

Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax returns, if such a position is more likely than not to be sustained. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense. No interest or penalties were recognized in either of the years ended December 31, 2022 or 2021.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as their impact would be anti-dilutive (in thousands):

	December 31,
	2022	2021
Common stock warrants	5,141	519
Stock options	1,040	534
Restricted stock units	255	200
	6,436	1,253

Recent Accounting Pronouncements Adopted

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options, to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 1, 2022 and did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company in the first quarter of 2024 and

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Goodwill and Intangible Assets

A reconciliation of the change in goodwill and intangible assets for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	In-Process Research and Development	Goodwill
December 31, 2020	$5,700	$1,914
Impairment charge	(5,700)	—
December 31, 2021	—	1,914
Impairment charge	—	—
December 31, 2022	$—	$1,914

The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary. The Company's goodwill balance at December 31, 2022 and 2021 was $1.9 million. As of December 31, 2022 and 2021, there were no accumulated impairment losses related to goodwill.

During the year ended December 31, 2021, the Company recognized an impairment charge of $5.7 million on its in process research and development ("IPR&D") asset associated with the NPS product candidate, which had been acquired in connection with the Merger, reducing the fair value of the intangible asset to zero as of December 31, 2021.

5. Collaboration and In-License Agreements

As part of its business, the Company enters into in-licensing agreements with third parties that often require milestone and royalty payments based on the progress of the licensed asset through development and commercial stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency, and the Company may be required to make royalty payments based upon a percentage of net sales of the product. The expenditures required under these arrangements in any period may be material and are likely to fluctuate from period to period. These arrangements may permit the Company to unilaterally terminate development of the product and thereby avoid future contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives.

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

In consideration for the exclusive license, the Company has agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, $4.5 million of which was payable within 30 days of the effective date of the license agreement which was March 31, 2022, and $5.5 million of which is due upon the first day of the 15th calendar month following the effective date of the license agreement, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company has also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales of GFH009 in the GFH009 Territory, with the royalty rate escalating based on the level of annual net sales and ranging from the low to high single digits.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the year ended December 31, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use as the technology and know-how acquired are not currently commercially viable, $4.5 million of which was paid in April 2022 and the remaining $5.5 million expected to be paid by the end of the second quarter of 2023 for which the Company has recorded an acquired in-process research and development payable as of December 31, 2022.

Exclusive License Agreement with Memorial Sloan Kettering Cancer Center ("MSK")

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

On October 11, 2017, the Company and MSK entered into a second Amended and Restated Exclusive License Agreement (the “Second MSK A&R License Agreement”). Under the Second MSK A&R License Agreement, the Company and MSK extended certain milestone dates for the Company in exchange for increased milestone payments.

    The Company incurred $0.1 million of guaranteed minimum royalty payments under the Second MSK A&R License Agreement during the years ended December 31, 2022 and 2021. Such expenses have been included in research and development costs.

    The Company incurred $0.1 million and $0.2 million of sublicensing fees payable under the Second MSK A&R License Agreement in connection with the 3DMed Agreement during the years ended December 31, 2022 and 2021, respectively, included in cost of revenue.

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

In the fourth quarter of 2018, pursuant to the Merck Agreement, the Company initiated a Phase 1/2 multi-arm ("basket" type) clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, pembrolizumab (Keytruda) in patients with WT1+ relapsed or refractory tumors. In July 2019, the Company dosed the first patient in this trial. In 2020, the Company, together with Merck determined to focus on ovarian cancer (second or third line). In November 2022, the Company reported topline clinical and initial immune response data from the clinical trial which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. The Company plans to present final data from this study at a medical conference in the first half of 2023.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The University of Texas M. D. Anderson Cancer Center and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc.

    On September 11, 2006, the Company acquired rights and assumed obligations under a license agreement among Apthera and The University of Texas M. D. Anderson Cancer Center (“MDACC”) and The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) which grants exclusive worldwide rights to a U.S. patent covering NPS and several U.S. and foreign patents and patent applications covering methods of using the peptide as a vaccine. Under the terms of this license, the Company is required to pay an annual maintenance fee of $0.2 million, up to $3.8 million for clinical milestone payments, and to pay a tiered royalty in the mid-single digits based on sales of NPS or other therapeutic products developed from the licensed technologies. The Company incurred the annual maintenance fee during the years ended December 31, 2022 and 2021 and the expenses have been included in research and development costs.

6. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,609	$16,609	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$16,709	$16,709	$—	$—
Liabilities:
Warrants potentially settleable in cash	$4	$—	$—	$4
Contingent consideration	—	—	—	—
Total liabilities measured and recorded at fair value	$4	$—	$—	$4

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,000	$21,000	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$21,100	$21,100	$—	$—
Liabilities:
Warrants potentially settleable in cash	$40	$—	$—	$40
Contingent consideration	296	—	—	296
Total liabilities measured and recorded at fair value	$336	$—	$—	$336

The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2022 and 2021. See Note 10 for a reconciliation of the changes in the fair value of the warrant liability for the year ended December 31, 2022.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company presents the contingent consideration liability at fair value and it is measured at the end of each reporting period using Level 3 inputs. The contingent consideration relates to Galena’s acquisition of Apthera, Inc. in 2011 and the future contingent payments based on the achievement of certain regulatory and net sales milestones relating to NPS. The contingent consideration is payable at the election of the Company in either cash or shares of common stock, provided that the Company may not issue any shares in satisfaction of any contingent consideration unless it has first obtained approval of its stockholders in accordance with Rule 5635(a) of the Nasdaq Marketplace Rules.

A reconciliation of the change in the fair value of the contingent consideration liability for the year ended December 31, 2022 and 2021 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration, December 31, 2020	$4,633
Change in the estimated fair value of the contingent consideration	(4,337)
Contingent consideration, December 31, 2021	296
Change in the estimated fair value of the contingent consideration	(296)
Contingent consideration, December 31, 2022	$—

During the year ended December 31, 2022, the significant unobservable inputs were adjusted in connection with ceasing all development activities of NPS and concluding the Company's extensive out-licensing efforts. See Note 2 for further discussion on how the Company determines the fair value of its contingent consideration.

The following significant unobservable inputs were used in the valuation of the contingent consideration liability:

Unobservable input	As of December 31, 2022	As of December 31, 2021
Potential milestone payments	$0 - $30 million	$0 - $30 million
Discount rate	n/a	15.5%
Cumulative probability of success	—%	5.3%
Projected years of payments	n/a	2028 - 2031

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Clinical trial costs	$184	$1,309
Insurance	219	217
Professional fees	82	36
Other	46	27
Prepaid expenses and other current assets	$531	$1,589

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Clinical trial costs	$4,509	$1,325
Compensation and related benefits	1,439	989
Professional fees	338	165
Other	—	161
Accrued expenses and other current liabilities	$6,286	$2,640

8. Legal Proceedings, Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. As of December 31, 2022, there was no pending or threatened litigation.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

testing objectives. See Note 5 for additional information on the Company’s commitments under collaboration and license agreements and commitments of contingent consideration.

Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began June 5, 2020, was amended in February 2022 to add additional space, and has a term through December 31, 2024. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract.

The weighted average discount rate used to account for the Company's operating lease under ASC 842, Leases, is approximately 13.95%. As of December 31, 2022, the leases have a remaining term of 2.0 years.

Rent expense related to the Company's operating lease was approximately $0.5 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The Company made cash payments related to operating leases of approximately $0.5 million and $0.3 million during the years ended December 31, 2022 and 2021, respectively.

Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of December 31, 2022 (in thousands):

Total minimum lease payments:
2023	$518
2024	533
Total future minimum lease payments	1,051
Less: imputed interest	(106)
Operating lease liabilities	$945

9. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of December 31, 2022 and 2021.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

On April 5, 2022, the Company consummated an underwritten public offering (the "April 2022 Offering"), issuing 4,629,630 shares of common stock and accompanying common stock warrants to purchase an aggregate of 4,629,630 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $5.40 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of the Company’s common stock at an exercise price of $5.40 per share. The common stock warrants are exercisable immediately and will expire on April 5, 2027, five years from the date of issuance. The net proceeds to the Company from the April 2022 Offering, after deducting the underwriting discounts and commissions and other offering expenses, and excluding the exercise of any warrants, were approximately $23.0 million.

On April 16, 2021, the Company entered into the Sales Agreement with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. During the year ended

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2022, the Company sold 415,005 shares of common stock pursuant to the Sales Agreement at an average price of $2.60 per share for aggregate net proceeds of approximately $1.0 million. Subsequent to December 31, 2022, the Company sold 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 for aggregate net proceeds of approximately $0.3 million. There remains approximately $39.2 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

Shares of common stock reserved for future issuance are as follows (in thousands):

December 31, 2022
Warrants outstanding	5,141
Stock options outstanding	1,040
Restricted stock units outstanding	255
Options reserved for future issuance under the Company’s 2019 Equity Incentive Plan	641
Shares reserved for future issuance under the Employee Stock Purchase Plans	275
Total shares of common stock reserved for future issuance	7,352

10. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2022 (in thousands, except per share data):

Warrant Issuance	Outstanding, December 31, 2021	Granted	Canceled/Expired	Outstanding, December 31, 2022	Exercise Price Per Share	Expiration
Warrants classified as equity:
April 2022 Offering	—	4,630	—	4,630	$5.40	April 2027
January 2020 Offering	309	—	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	—	25	$3.30	August 2025
July 2018 Offering	132	—	—	132	$7.50	July 2023
March 2019 Exercise Agreement	30	—	—	30	$7.50	March 2024
Other	9	—	(7)	2	$7.50	June 2024
	505	4,630	(7)	5,128
Warrants classified as liability:	14	—	(1)	13	$7.50	September 2023 - November 2023
	519	4,630	(8)	5,141

On February 28, 2023, in connection with closing of the February 2023 Offering, the Company entered into amendments to an aggregate of 3,438,851 warrants issued by the Company in the April 2022 Offering to reduce the exercise price of such warrants to $3.62, the average closing price of the Company’s common stock, as reported on the Nasdaq Capital Market, for the five trading days immediately preceding the pricing of the February 2023 Offering.

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

	As of December 31,
	2022	2021
Risk free interest rate	4.75%	0.65%
Volatility	120.60%	131.04%
Expected term (years)	0.75	1.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

The changes in fair value of the warrant liability for the year ended December 31, 2022 and 2021 were as follows (in thousands):

Warrant Liability
Warrant liability, December 31, 2020	$55
Change in fair value of warrants	(15)
Warrant liability, December 31, 2021	40
Change in fair value of warrants	(36)
Warrant liability, December 31, 2022	$4

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

The Company determined the initial transaction price of the single performance obligation to be $9.5 million, which includes the $7.5 million upfront fee as well as $2.0 million in development milestones that were assessed to be probable of being achieved at the inception of the 3DMed License Agreement and therefore were not constrained. During the year ended December 31, 2021, the Company recognized the remaining $7.6 million of the initial transaction price as license revenue. As of December 31, 2021, the full $9.5 million initial transaction price was fully recognized as licensing revenue. The Company determined that the remaining $192.5 million in certain future development, regulatory, and sales milestones is variable consideration subject to constraint at inception. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

On March 31, 2022, the Company announced that an IND application filed by 3DMed for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's NMPA. The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was recognized as licensing revenue in the first quarter of 2022 and payment was received in May 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of December 31, 2022, which milestones are variable in nature and not under the Company's control.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cost of Contract Acquisition

The Company incurred contract acquisition costs (commissions) recorded as a contract asset amounting to approximately $1.4 million at inception of the 3DMed License Agreement which were capitalized under ASC 340-40 as incremental costs of obtaining the 3DMed License Agreement. These costs were amortized through general and administrative expense over the technology transfer period, commensurate with when the license revenue was recognized. The Company recognized $1.1 million in expense associated with these costs during the year ended December 31, 2021. There were no such costs during the year ended December 31, 2022.

Cost of License Revenue

The Company incurred $0.1 million and $0.2 million of sublicensing fees payable under the Second MSK A&R License Agreement in connection with the 3DMed License during the year ended December 31, 2022 and 2021, respectively.

12. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for issuance of up to approximately 22,000 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

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

The number of shares reserved for issuance under the 2019 Equity Incentive Plan automatically increased on January 1 of each year up to and including January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of December 31, 2022, approximately 641,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan. The number of shares reserved for issuance under the 2019 Equity Incentive Plan was automatically increased to approximately 1,691,000 on January 1, 2023.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$270	$126
General and administrative	1,456	885
Total stock-based compensation	$1,726	$1,011

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards and the following assumptions were used for stock options granted during the years ended December 31, 2022 and 2021, respectively:

	Years Ended December 31,
	2022	2021
Risk free interest rate	1.96%	1.05%
Volatility	131.51%	121.53%
Expected lives (years)	6.18	6.18
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $4.52 and $6.98, respectively.

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

As of December 31, 2022, there was $2.9 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.55 years.

The following table summarizes stock option activity of the Company for the years ended December 31, 2022 and 2021, respectively:

	Total Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	208	$13.38
Granted	326	8.00
Outstanding at December 31, 2021	534	10.09
Granted	546	5.01
Canceled	(40)	6.17
Outstanding at December 31, 2022	1,040	$7.57	8.48	$91
Vested and exercisable at December 31, 2022	313	$12.38	7.63	$66

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2022 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2022 of $2.36 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Time-Vested RSUs and RSUs with Performance Conditions

The Company granted RSUs pursuant to the Company's 2019 Equity Incentive Plan that will settle in shares of common stock. As of December 31, 2021, there was $0.8 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 1.97 years.

The following table summarizes RSU activity of the Company for the years ended December 31, 2022 and 2021, respectively:

	Total Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2021	170	$1.89
Granted	40	$8.00
Vested	(10)	$8.00
Unvested at December 31, 2021	200	$2.81
Granted	97	$5.34
Vested	(40)	$6.01
Canceled	(2)	$5.34
Unvested at December 31, 2022	255	$3.25

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

During the year ended December 31, 2022, approximately 25,000 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are approximately 275,000 shares of common stock reserved for issuance under the 2021 ESPP as of December 31, 2022.

13. Income Taxes

The Company's loss before income taxes is as follows (in thousands):

	As of December 31,
	2022	2021
U.S.	$(17,825)	$(6,956)
Non - U.S.	(23,476)	(13,980)
	$(41,301)	$(20,936)

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of federal and state income tax benefit are as follows (in thousands):

	As of December 31,
	2022	2021
Current
Federal	$—	$—
State	—	2
Foreign	—	—
Total current	—	2
Deferred expense
Federal	—	(239)
State	—	—
Foreign	—	—
Total deferred	—	(239)
Total income tax benefit	$—	$(237)

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2022	2021
Net operating loss carryforwards	$10,529	$9,059
Stock-based compensation	229	140
Licensing deduction deferral	4,503	3,236
Contingent consideration	—	62
Lease liability	198	170
Capitalized Section 174 research and development	765	—
Other	282	217
Gross deferred tax assets	16,506	12,884
Valuation allowance	(16,322)	(12,732)
Net deferred tax assets	$184	$152

The components of gross deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Right of use asset	$184	$152
Gross deferred tax liability	$184	$152

The net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Net deferred tax asset	$184	$152
Gross deferred tax liability	(184)	(152)
Net deferred tax liability	$—	$—

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows:

	As of December 31,
	2022	2021
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	(0.1)%	(0.2)%
Foreign rate differential	11.9%	14.0%
Valuation allowance	8.7%	5.8%
Permanent differences	0.2%	0.2%
Other	0.3%	0.1%
Effective income tax rate	—%	(1.1)%

There was no income tax benefit or expense for the year ended December 31, 2022. The income tax benefit for the year ended December 31, 2021 primarily related to indefinite lived deferred tax liabilities.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the near term. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by approximately $3.6 million for the year ended December 31, 2022, which was primarily driven by the acquired in-process research and development and NOL carryforwards.

At December 31, 2022, the Company had domestic federal and state net operating loss carryforwards of approximately $49.4 million and $2.6 million, respectively, available to reduce future taxable income, which expire beginning in 2027.

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
The Company files income tax returns in the United States and various state jurisdictions. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2019 to present and December 31, 2018 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination.
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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2022, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.

14. Employee Benefit Plan

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $129,000 and $75,000 for the years ended December 31, 2022 and 2021, respectively. These amounts were charged to the consolidated statements of operations. The employer contributions vest immediately.

15. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2022 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year pursuant to Regulation 14A for its 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year pursuant to Regulation 14A for its 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year pursuant to Regulation 14A for its 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year pursuant to Regulation 14A for its 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year pursuant to Regulation 14A for its 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 7, 2017, by and among the Registrant, Galena Bermuda Merger Sub, Ltd., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc. and SELLAS Life Sciences Group Ltd, as amended (included as Annex A to the proxy statement/prospectus/consent solicitation statement).	8-K	2.1	August 8, 2017
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017.	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	3.1	March 12, 2018
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	November 6, 2019
3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.3	January 5, 2018
4.1	Form of Common Stock Certificate.	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011.	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012.	10-K	10.2	March 28, 2012
4.4	Warrant issued to EQC Private Markets SAC Fund Ltd – EQC Biotech Sely I Fund.	8-K	10.5	January 5, 2018
4.5	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
4.6	Amendment to Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.2	July 9, 2019
4.7	Form of Warrant issued in exchange of Series A Preferred Stock in connection with July 2018 public offering.	8-K	10.3	July 18, 2018
4.8	Form of New Warrant issued in connection with Warrant Exercise Agreement dated March 6, 2019.	8-K	4.1	March 6, 2019
4.9	Warrant Agreement, including form of accompanying Common Warrant as Exhibit B thereto, dated as of June 18, 2019, among the Registrant, Computershare Inc., and Computershare Trust Company N.A.	8-K	10.1	June 18, 2019
4.10	Form of Pre-Funded Warrant in connection with June 2019 public offering.	8-K	10.2	June 18, 2019
4.11	Form of Warrant in connection with January Registered Direct 2020.	8-K	4.1	January 10, 2020
4.12	Form of Pre-Funded Warrant in connection with January registered Direct 2020 Offering.	8-K	4.2	January 10, 2020
4.13	Form of Warrant in connection with July 2020 Private Placement.	8-K	4.1	August 4, 2020
4.14	Form of Warrant issued pursuant to that certain Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors.	8-K	4.1	March 12, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
4.15	Form of Warrant	8-K	4.1	April 1, 2022
4.16	Description of Securities.	10-K	4.41	March 13, 2020
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors.	8-K	10.1	March 12, 2018
10.1*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1.	S-4/A	10.61	October 30, 2017
10.2*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1.	S-4/A	10.63	October 30, 2017
10.3*	2017 Equity Incentive Plan of the Registrant.	8-K	10.10	January 5, 2018
10.4*	2017 Employee Stock Purchase Plan of the Registrant.	8-K	10.11	January 5, 2018
10.5*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.6*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.7*	Employment Agreement, effective July 1, 2019, by and between the Registrant and Angelos Stergiou.	10-Q	10.3	May 14, 2020
10.8*	Letter Employment Agreement, dated March 14, 2018, by and between the Registrant and Barbara Wood.	8-K	10.1	March 19, 2018
10.9*	Employment Agreement, effective as of January 11, 2018, by and between the Registrant and John Burns.	8-K	10.1	January 18, 2018
10.10*	Change in Control Severance Agreement, dated December 14, 2021, by and between the Registrant and Dragan Cicic, M.D.	8-K	10.1	December 16, 2021
10.11+	Patent and Technology License Agreement, dated September 11, 2006, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).	10-Q	10.1	August 15, 2011
10.12	Amendment No. 1 to Patent and Technology License Agreement, dated December 21, 2007, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).	10-Q	10.2	August 15, 2011
10.13	Amendment No. 2 to Patent and Technology License Agreement, dated September 3, 2008, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).	10-Q	10.3	August 15, 2011
10.14	Amendment No. 3 to Patent and Technology License Agreement, dated July 8, 2009, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).	10-Q	10.4	August 15, 2011
10.15+	Amendment No. 4 to Patent and Technology License Agreement, dated February 11, 2010, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).	10-Q	10.5	August 15, 2011

Exhibit Number	Description	Form	Exhibit	Filing Date
10.16+	Amendment No. 5 to Patent and Technology License Agreement, dated January 10, 2011, by and among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and Apthera, Inc. (formerly Advanced Peptide Therapeutics, Inc.).	10-Q	10.6	August 15, 2011
10.17	Scientific Advisory Agreement, dated April 13, 2011, between the Registrant (formerly Galena Biopharma, Inc.) and George E. Peoples, Ph.D.	10-Q	10.10	August 15, 2011
10.18+	Exclusive License Agreement, dated as of July 11, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Registrant (formerly Galena Biopharma, Inc.) and its wholly owned subsidiary, Apthera, Inc.	10-Q	10.12	August 15, 2011
10.19+	Exclusive License Agreement, dated as of September 16, 2011, by and among The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., The Board of Regents of the University of Texas System, The University of Texas M. D. Anderson Cancer Center and the Registrant (formerly Galena Biopharma, Inc.).	8-K	10.1	September 21, 2011
10.20+	License Agreement, effective as of April 30, 2009, by and between Kwangdong Pharmaceutical Co., Ltd. and Apthera, Inc.	10-K	10.45	March 28, 2012
10.21	Amendment No. 1 to License Agreement, dated as of January 13, 2012, by and among Apthera, Inc., Kwangdong Pharmaceutical Co., Ltd., and the Registrant.	10-K	10.46	March 28, 2012
10.22+	License and Supply Agreement, effective December 3, 2012, by and between the Registrant and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals.	10-K	10.43	March 12, 2013
10.23+	License and Development Agreement, dated January 13, 2014, by and between the Registrant and Dr. Reddy’s Laboratories, Ltd.	10-K	10.36	March 17, 2014
10.24+	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.	10-K	10.37	March 17, 2014
10.25	Amendment of the Exclusive License Agreement, dated September 7, 2017, by and between Mills Pharmaceuticals, LLC and BioVascular, Inc.	8-K	10.1	September 11, 2017
10.26+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017.	S-4/A	10.65	October 30, 2017
10.27	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	10.8	January 5, 2018
10.28	Form of Warrant Exercise Agreement, dated March 6, 2019.	8-K	10.1	March 6, 2019
10.29*	2019 Equity Incentive Plan.	S-8	99.1	March 13, 2020
10.30*	Form of Stock Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan.	10-K	10.48	March 13, 2020
10.31*	Form of Restricted Stock Unit Grant and Agreement under the 2019 Equity Incentive Plan.	10-K	10.49	March 13, 2020
10.32	Amendment to Warrant to Purchase Common Stock, dated January 2, 2020, between the Registrant and the holders.	8-K	10.1	January 7, 2020
10.33	Form of Placement Agent Agreement.	8-K	1.1	January 10, 2020
10.34	Sublease, dated June 5, 2020, between the Registrant and Riemer & Braunstein LLP.	8-K	10.1	June 11, 2020

Exhibit Number	Description	Form	Exhibit	Filing Date
10.35	First Amendment to Sublease, dated December 6, 2021, by and between the Registrant and Riemer & Braunstein LLP.	10-K	10.36	March 31, 2022
10.36*	2021 Employee Stock Purchase Plan.	S-8	99.4	August 13, 2021
10.37	Form of Registration Rights Agreement.	8-K	10.2	August 4, 2020
10.38+	Exclusive License Agreement, dated December 7, 2020, among the Registrant, SLSG Limited, LLC and 3D Medicines Inc.	8-K	10.1	January 28, 2021
10.39+	Side Letter Agreement, dated December 5, 2022, by and between the Registrant and 3D Medicines Inc.
10.40	Termination Agreement, dated February 4, 2021, among the Registrant, The Henry M. Jackson Foundation, and the MD Anderson Cancer Center.	10-K	10.50	March 23, 2021
10.41	Sales Agreement, dated as of April 16, 2021, by and between SELLAS Life Sciences Group, Inc. and Cantor Fitzgerald & Co.	S-3	1.2	April 16, 2021
10.42+	License Agreement, dated March 31, 2022, by and between SELLAS Life Sciences Group, Inc. and GenFleet Therapeutics (Shanghai) Inc.	10-Q	10.1	May 12, 2022
14.1	Code of Business Conduct and Ethics.	8-K	14.1	January 5, 2018
21.1	Subsidiaries of the Registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	The certification attached as Exhibit 32.1 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) or 601(b)(10)(iv), as applicable, of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: March 16, 2023	By:	/s/ Angelos M. Stergiou

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

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
John T. Burns, CPA

/s/ Jane Wasman	Chair of the Board of Directors	March 16, 2023
Jane Wasman

/s/ David Scheinberg	Director	March 16, 2023
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 16, 2023
Robert Van Nostrand

/s/ John Varian	Director	March 16, 2023
John Varian

/s/ Katherine Kalin	Director	March 16, 2023
Katherine Kalin