Form 10-Q
period 2023-03-31
SELLAS Life Sciences Group, Inc.
filed 2023-05-11
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of May 10, 2023, SELLAS Life Sciences Group, Inc. had outstanding 28,347,920 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2023

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

There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission ("SEC") on March 16, 2023 ("2022 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$23,902	$17,125
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	2,020	531
Total current assets	26,022	17,756
Operating lease right-of-use assets	784	874
Goodwill	1,914	1,914
Deposits and other assets	384	399
Total assets	$29,104	$20,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,099	$3,357
Accrued expenses and other current liabilities	6,485	6,286
Operating lease liabilities	427	372
Acquired in-process research and development payable	5,500	5,500
Total current liabilities	15,511	15,515
Operating lease liabilities, non-current	422	573
Warrant liability	2	4
Total liabilities	15,935	16,092
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 28,347,920 and 21,005,405 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	204,167	184,753
Accumulated deficit	(191,001)	(179,904)
Total stockholders’ equity	13,169	4,851
Total liabilities and stockholders’ equity	$29,104	$20,943

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Licensing revenue	$—	$1,000
Operating expenses:
Cost of licensing revenue	—	100
Research and development	7,174	4,611
General and administrative	4,107	3,024
Acquired in-process research and development	—	10,000
Total operating expenses	11,281	17,735
Operating loss	(11,281)	(16,735)
Non-operating income (expense), net:
Change in fair value of warrant liability	2	(11)
Interest income	182	2
Total non-operating income (expense), net	184	(9)
Net loss	$(11,097)	$(16,744)

Per share information:
Net loss per common share, basic and diluted	$(0.47)	$(1.05)
Weighted-average common shares outstanding, basic and diluted	23,547,562	15,897,479

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	21,005,405	$2	$184,753	$(179,904)	$4,851
Issuance of common stock and common stock warrants, net of issuance costs	7,220,217	1	18,553	—	18,554
Issuance of common stock, net of issuance costs	76,882	—	268	—	268
Issuance of common stock under employee stock purchase plan	45,416	—	53	—	53
Stock-based compensation	—	—	540	—	540
Net loss	—	—	—	(11,097)	(11,097)
Balance at March 31, 2023	28,347,920	$3	$204,167	$(191,001)	$13,169

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	15,895,637	$2	$158,948	$(138,603)	$20,347
Issuance of common stock under employee stock purchase plan	10,362	—	47	—	47
Stock-based compensation	—	—	375	—	375
Net loss	—	—	—	(16,744)	(16,744)
Balance at March 31, 2022	15,905,999	$2	$159,370	$(155,347)	$4,025

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,097)	$(16,744)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development expense	—	10,000
Non-cash stock-based compensation	540	375
Non-cash lease expense	87	45
Change in fair value of common stock warrants	(2)	11
Changes in operating assets and liabilities:
Accounts receivable	—	(1,000)
Prepaid expenses and other assets	(1,474)	(606)
Accounts payable	(284)	667
Accrued expenses and other current liabilities	196	151
Operating lease liabilities	(93)	(49)
Net cash used in operating activities	(12,127)	(7,150)
Cash flows from financing activities:
Issuance of common stock and common stock warrants, net of issuance costs	18,583	—
Issuance of common stock, net of issuance costs	268	—
Proceeds from employee stock purchases	53	47
Net cash provided by financing activities	18,904	47
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	6,777	(7,103)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	17,225	21,455
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$24,002	$14,352

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$182	$2
Supplemental disclosure of non-cash investing and financing activities:
Payable for acquired in-process research and development	$5,500	$10,000
Increase in operating right of use assets and current and non-current lease liabilities	$—	$449
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$29	$252
Warrant modification recorded in stockholders' equity	$252	$—

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Overview

SELLAS Life Sciences Group, Inc. is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. SELLAS' second product candidate is GFH009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which we licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("GFH009 Territory").

2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of March 31, 2023, has an accumulated deficit of $191.0 million. During the three months ended March 31, 2023, the Company incurred a net loss of $11.1 million, and used $12.1 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

On February 28, 2023, the Company consummated an underwritten public offering (the "February 2023 Offering"), issuing 7,220,217 shares of common stock and accompanying common stock warrants to purchase an aggregate of 7,220,217 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.77 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of the Company’s common stock at an exercise price of $2.77 per share. The common stock warrants are exercisable immediately and will expire on February 28, 2028, five years from the date of issuance. The net proceeds to the Company from the February 2023 Offering were approximately $18.5 million, after deducting underwriting discounts and commissions, offering expenses, and excluding the exercise of any warrants.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the three months ended March 31, 2023, the Company sold a total of 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 per share for aggregate net proceeds of approximately $0.3 million. There remains approximately $39.2 million available for future sales of shares of common stock under the Sales Agreement as of March 31, 2023. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). To date, the Company has received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. The participation of 3DMed in the Company's REGAL Phase 3 clinical trial in China will trigger two development milestone payments totaling $13.0 million to the Company, which the Company expects to receive prior to the end of the third quarter of 2023. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of March 31, 2023, which milestones are all variable in nature and not under the Company's control.

As of March 31, 2023, the Company had cash and cash equivalents of approximately $23.9 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements. The $13.0 million of development milestone payments to the Company triggered by 3DMed's participation in the REGAL study are variable in nature and not under the Company's control, and therefore are not included in the Company's going concern assumption.

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

3. Basis of Presentation and Significant Accounting Policies

The Company's complete summary of significant accounting policies can be found in "Item 8. Financial Statements and Supplementary Data - Note 3. Basis of Presentation and Significant Accounting Policies" in the audited annual consolidated financial statements included in the 2022 Annual Report. The significant accounting policies summarized and included in the 2022 Annual Report have not materially changed, except as set forth below.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2022 Annual Report. The accompanying consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2022 have been derived from the audited financial statements as of that date.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Common stock warrants	12,361	518
Stock options	1,661	1,006
Restricted stock units ("RSUs")	444	297
	14,466	1,821

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$22,984	$22,984	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$23,084	$23,084	$—	$—
Liabilities:
Warrant liability	$2	$—	$—	$2
Total liabilities measured and recorded at fair value	$2	$—	$—	$2

Description	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,609	$16,609	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$16,709	$16,709	$—	$—
Liabilities:
Warrant liability	$4	$—	$—	$4
Total liabilities measured and recorded at fair value	$4	$—	$—	$4

The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2023 or during the year ended December 31, 2022. See Note 9, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the three months ended March 31, 2023.

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

In consideration for the exclusive license, the Company has agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, $4.5 million of which was paid in April 2022 and $5.5 million of which is due on June 1, 2023, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company has also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of GFH009 in the GFH009 Territory ranging from the low to high single digits.

During the three months ended March 31, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use, $4.5 million of which was paid in April 2022 and the remaining $5.5 million which is due on June 1, 2023 for which the Company has recorded an acquired in-process research and development payable as of March 31, 2023.

6. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Insurance	$1,644	$219
Clinical development	218	184
Professional fees	88	82
Other	70	46
Prepaid expenses and other current assets	$2,020	$531

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Clinical trial costs	$5,001	$4,509
Professional fees	828	338
Compensation and related benefits	623	1,439
Other	33	—
Accrued expenses and other current liabilities	$6,485	$6,286

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13.95%. As of March 31, 2023, the leases have a remaining term of 1.75 years. Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended March 31, 2023 and 2022. The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended March 31, 2023 and 2022.

Future minimum lease payments are as follows as of March 31, 2023 (in thousands):

Future minimum lease payments:
2023 (remaining)	$390
2024	533
Total future minimum lease payments	923
Less: imputed interest	(74)
Current and non-current operating lease liabilities	$849

Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. As of March 31, 2023, there was no pending or threatened litigation.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of March 31, 2023 and December 31, 2022.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of March 31, 2023, the Company has shares of common stock reserved for future issuance as follows (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrants outstanding	12,361
Stock options outstanding	1,661
RSUs outstanding	444
Shares reserved for future issuance under the 2019 Equity Incentive Plan	880
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	229
Total common stock reserved for future issuance	15,575

9. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the three months ended March 31, 2023 (in thousands):

Warrant Issuance	Outstanding, December 31, 2022	Issued	Outstanding, March 31, 2023	Weighted Average Exercise Price per Share	Expiration
Warrants classified as equity:
February 2023 Offering	—	7,220	7,220	$2.77	February 2028
April 2022 Offering	4,630	—	4,630	$4.08	April 2027
January 2020 Offering	309	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	25	$3.30	August 2025
July 2018 Offering	132	—	132	$7.50	July 2023
March 2019 Exercise Agreement	30	—	30	$7.50	March 2024
Other	2	—	2	$7.50	June 2024
	5,128	7,220	12,348
Warrants classified as liability	13	—	13	$7.50	September 2023 - November 2023
	5,141	7,220	12,361

Warrants to acquire shares of common stock primarily consist of equity-classified warrants. In addition, warrants to acquire shares of common stock that may require the Company to settle in cash are liability-classified warrants.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Warrants Classified as Equity

The warrants to acquire shares of common stock issued during the February 2023 Offering were recorded as equity upon issuance. During its evaluation of equity classification of these warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

On February 28, 2023, in connection with closing of the February 2023 Offering, the Company entered into amendments to an aggregate of 3,438,851 warrants, which had been previously issued by the Company in an underwritten public offering that closed on April 5, 2022 (the "April 2022 Offering"), to reduce the exercise price of such warrants from $5.40 to $3.62, the average closing price of the Company’s common stock, as reported on the Nasdaq Capital Market, for the five trading days immediately preceding the pricing of the February 2023 Offering. The Company accounted for the amendment as a cost to issue equity with the incremental fair value of approximately $0.3 million recognized as an offset to the proceeds received. However, there was no net impact to the consolidated statements of stockholders' equity because the warrants are equity classified.

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

	March 31, 2023	December 31, 2022
Risk free interest rate	4.94%	4.75%
Volatility	167.84%	120.60%
Expected term (years)	0.50	0.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

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

The changes in fair value of the warrant liability for the three months ended March 31, 2023 were as follows (in thousands):

Warrant liability, December 31, 2022	$4
Change in fair value of warrants	(2)
Warrant liability, March 31, 2023	$2

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
10. License Revenue

Exclusive License Agreement with 3D Medicines Inc.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into the 3DMed License Agreement, pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS ("GPS Plus") product candidates ("GPS Licensed Products") for all therapeutic and other diagnostic uses in the 3DMed Territory. The license is exclusive except with respect to certain know-how that has been non-exclusively licensed to the Company and is sublicensed to 3DMed on a non-exclusive basis. The Company has retained development, manufacturing and commercialization rights with respect to the GPS Licensed Products in the rest of the world.

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

Revenue Recognition

The Company determined the initial transaction price of the single performance obligation to be $9.5 million, which included the $7.5 million upfront fee as well as $2.0 million in development milestones that were assessed as probable of being achieved at the inception of the 3DMed License Agreement and therefore were not constrained, and the full $9.5 million initial transaction price was fully recognized as licensing revenue. The Company determined that the remaining $192.5 million in certain future development, regulatory, and sales milestones was variable consideration subject to constraint at inception. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

On March 31, 2022, the Company announced that an IND application filed by 3DMed, pursuant to its 3DMed License Agreement for GPS, for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's National Medical Products Administration ("NMPA"). The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was recognized as licensing revenue in the first quarter of 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of March 31, 2023, which milestones are variable in nature and not under the Company's control.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no license revenue recognized during the three months ended March 31, 2023, and $1.0 million of license revenue recognized during the three months ended March 31, 2022.

There was no cost of license revenue recognized during the three months ended March 31, 2023, and $0.1 million in cost of license revenue for sublicensing fees incurred during the three months ended March 31, 2022 under the Company's license from MSK in connection with the 3DMed License Agreement.

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

2019 Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan was approved by the stockholders of the Company, which currently allows for issuance of up to approximately 3,014,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

The number of shares reserved for issuance under the 2019 Equity Incentive Plan automatically increased on January 1 of each year, for a period of four years, commencing on January 1, 2020 and ending on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee. As of March 31, 2023, approximately 880,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$96	$55
General and administrative	444	320
Total stock-based compensation	$540	$375

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the three months ended March 31, 2023:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	1,040	$7.57
Granted	648	3.28
Canceled	(27)	6.44
Outstanding at March 31, 2023	1,661	$5.92	8.55	$—
Options exercisable at March 31, 2023	477	$10.02	7.84	$—

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2023 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 31, 2023 of $1.43 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the nine months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended March 31,
	2023	2022
Risk free interest rate	3.79%	1.79%
Volatility	127.68%	130.43%
Expected lives (years)	6.20	6.20
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and March 31, 2022 was $2.95 and $4.79, respectively.

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

As of March 31, 2023, there was $4.3 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.9 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the three months ended March 31, 2023:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	255	$3.25
Granted	195	$3.34
Canceled	(6)	$3.34
Unvested at March 31, 2023	444	$3.29

As of March 31, 2023, there was $1.4 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.5 years. No RSUs vested during the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, 45,416 shares of common stock were purchased by employees under the 2021 ESPP. There are currently 229,495 shares of common stock reserved for issuance under the 2021 ESPP as of March 31, 2023.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2023 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2023, or our 2022 Annual Report, and our other public reports filed with the SEC.

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

In January 2020, we commenced in the United States an open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized (1:1) to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the clinical trial is overall survival. We plan to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). Under our current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after previous discussions with our external statisticians and experts, that the planned interim analysis after 60 events (deaths) per the protocol will occur by the end of 2023 or early 2024 and the final analysis after 80 events will occur by the end of 2024. It is important to note that because these analyses are event driven, they may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or 3DMed License Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we have agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. Such participation by 3D Medicines will trigger two development milestone payments totaling $13.0 million, which we expect to receive prior to the end of the third quarter of 2023. If the REGAL study meets its primary endpoint for efficacy and the Chinese regulatory authorities determine that the REGAL data is sufficient for approval in China, GPS could potentially reach the market in Greater China much earlier than we and 3D Medicines had anticipated when we entered into the license agreement in December 2020. As of March 31, 2023, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, pembrolizumab (Keytruda). In 2020, we, together with Merck, determined to focus on ovarian cancer (second or third line). In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. We plan to present final data from this study at a medical conference in the fourth quarter of 2023.

In February 2020, a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Enrollment of a target total of 10 evaluable patients was completed at the end of 2022. We expect to report topline data from this study in the second quarter of 2023.

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

In April 2023, we announced the completion of the safety evaluation stage of the highest dose cohort of patients with AML who relapsed after or were refractory to available antileukemic therapies in our Phase 1 dose escalation clinical trial of GFH009. No further dose escalations are planned in the AML group, while dose escalation continues in the lymphoma group with the addition of a 75 mg once-a-week dose cohort, which is planned to be the highest dose level for that group. We expect enrollment in the lymphoma group to be completed in the second quarter of 2023 and to report analyzed data from the lymphoma group in the third quarter of 2023. In May 2023, we announced positive topline data from this study for the group of patients with AML and that the recommended Phase 2 dose, or RP2D, in AML, was established and submitted to the U.S. Food and Drug Administration.

We plan to initiate a Phase 2a clinical trial during the second quarter of 2023 with GFH009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who relapsed after or are refractory to treatment with venetoclax based therapies. The trial will be a single arm, open label dose ranging study with one dose level at the RP2D and one dose below RP2D. Primary endpoints will be complete response composite rate, and safety, and secondary endpoints will include duration of response, event free survival, overall survival, and proportion of patients proceeding to transplant. The trial will include several sites in the United States, will initially enroll approximately 20 patients and, based on initial results, may be expanded into a registrational trial. Topline data from this study are expected in the fourth quarter of 2023.

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

Critical Accounting Policies and Estimates

In the 2022 Annual Report, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2022 that are not included in Note 3 of the accompanying consolidated financial statements for the three months ended March 31, 2023. Readers are encouraged to read the 2022 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Licensing revenue	$—	$1,000	$(1,000)
Operating expenses:
Cost of license revenue	—	100	(100)
Research and development	7,174	4,611	2,563
General and administrative	4,107	3,024	1,083
Acquired in-process research and development	—	10,000	(10,000)
Total operating expenses	11,281	17,735	(6,454)
Operating loss	(11,281)	(16,735)	5,454
Non-operating income (expense), net	184	(9)	193
Net loss	$(11,097)	$(16,744)	$5,647

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

There was no licensing revenue for the three months ended March 31, 2023. Licensing revenue was $1.0 million for the three months ended March 31, 2022 and was related to China's National Medical Products Administration, or NMPA, approving an IND application for a small Phase I clinical trial investigating safety of GPS in China, which triggered a development milestone under the 3DMed License Agreement.

Cost of License Revenue

There was no cost of license revenue during the three months ended March 31, 2023. We incurred $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the three months ended March 31, 2022.

Research and Development
Research and development expenses were $7.2 million for the three months ended March 31, 2023 compared to $4.6 million for the three months ended March 31, 2022. The $2.6 million increase was primarily attributable to a $0.9 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML and Phase 1 clinical trial of GFH009 in hematological malignancies, a $0.8 million increase related to clinical and regulatory consulting expenses, a $0.5 million increase in personnel related expenses due to increased headcount, and a $0.4 million increase in manufacturing expenses due to clinical drug supply costs.

General and Administrative

General and administrative expenses were $4.1 million for the three months ended March 31, 2023 compared to $3.0 million for the three months ended March 31, 2022. The $1.1 million increase was primarily due to a $0.4 million increase in personnel related expenses due to increased headcount, a $0.3 million increase in legal fees, a $0.2 million increase in outside services and public company costs, and a $0.2 million increase in office and other general and administrative expenses.

Acquired In-Process Research and Development

There was no acquired in-process research and development during the three months ended March 31, 2023. During the three months ended March 31, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of GFH009.

Non-Operating Income (Expense), Net

Non-operating income (expense), net for the three months ended March 31, 2023 and 2022, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Change in fair value of warrant liability	$2	$(11)	$13
Interest income	182	2	180
Total non-operating income (expense), net	$184	$(9)	$193

Non-operating income of $0.2 million during the three months ended March 31, 2023 was primarily interest income earned from our cash and cash equivalents. Net non-operating expense was nominal for the three months ended March 31, 2022.

The change in fair value of the warrant liability is non-cash in nature.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2023 and 2022. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the three months ended March 31, 2023 and 2022. Through March 31, 2023, we have only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

On February 28, 2023, we consummated an underwritten public offering (the "February 2023 Offering"), issuing 7,220,217 shares of common stock and accompanying common stock warrants to purchase an aggregate of 7,220,217 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.77 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of our common stock at an exercise price of $2.77 per share. The common stock warrants are exercisable immediately and will expire on February 28, 2028, five years from the date of issuance. The net proceeds from the February 2023 Offering were approximately $18.5 million, after deducting underwriting discounts and commissions and offering expenses, and excluding the exercise of any warrants.

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the three months ended March 31, 2023, we sold a total of 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 per share for aggregate net proceeds of approximately $0.3 million. There remains approximately $39.2 million available for future sales of shares of common stock under the Sales Agreement as of March 31, 2023. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which we granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. The participation of 3DMed in our REGAL Phase 3 clinical trial in China will trigger two development milestone payments totaling $13.0 million to us, which we expect to receive prior to the end of the third quarter of 2023. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of March 31, 2023, which milestones are all variable in nature and not under our control.

Funding Requirements

As of March 31, 2023, we had an accumulated deficit of $191.0 million, cash and cash equivalents of $23.9 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $15.5 million as of March 31, 2023. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. The $13.0 million of development milestone payments to us triggered by 3DMed's participation in the REGAL study are variable in nature and not under our control, and therefore are not included in our going concern assumption. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether or not it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,127)	$(7,150)
Financing activities	18,904	47
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,777	$(7,103)

We had no investing activities during the three months ended March 31, 2023 and 2022.

Net Cash Used in Operating Activities

Net cash used in operating activities of $12.1 million during the three months ended March 31, 2023 was primarily attributable to our net loss of $11.1 million and the net change in our operating assets and liabilities of approximately $1.6 million, which were partially offset by various net non-cash charges of $0.6 million. The net change in our operating assets and liabilities of $1.6 million is primarily attributable to an increase in prepaid expenses and other current assets of approximately $1.5 million, and a decrease in operating lease liabilities of approximately $0.1 million. Net non-cash charges were driven by $0.5 million in non-cash stock compensation expense and $0.1 million in non-cash lease expense.

Net cash used in operating activities of $7.2 million during the three months ended March 31, 2022 was primarily attributable to our net loss of $16.7 million and the net change in our operating assets and liabilities of approximately $0.9 million, partially offset by various net non-cash charges of $10.4 million. The net change in our operating assets and liabilities of $0.9 million is primarily attributable to an increase in accounts receivable under the 3DMed License Agreement of $1.0 million and an increase in prepaid expenses and other current assets of $0.6 million, which were partially offset by an increase in accounts payable of $0.7 million. Net non-cash charges were driven by $10.0 million in expense related to the acquired in-process research and development and $0.4 million in non-cash stock compensation expense.

Net Cash Provided by Financing Activities

We generated $18.9 million in net cash from financing activities during the three months ended March 31, 2023, which was due to approximately $18.5 million in net proceeds from the February 2023 Offering, $0.3 million in net proceeds under the Sales Agreement, and $0.1 million from the purchase of shares of common stock by employees under the Company's 2021 Employee Stock Purchase Plan.

We generated $0.1 million in net cash from financing activities during the three months ended March 31, 2022 from the purchase of shares of common stock by employees under the Company's 2021 Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2022 Annual Report. The risks described in such 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1	Form of Warrant	8-K	4.1	February 24, 2023
10.1	Severance Agreement, dated March 27, 2023, by and between the Registrant and Robert Francomano*
10.2	Form of Amendment to Common Stock Purchase Warrant	8-K	10.1	March 1, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***
The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: May 11, 2023