Form 10-Q
period 2023-06-30
SELLAS Life Sciences Group, Inc.
filed 2023-08-10
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 9, 2023, SELLAS Life Sciences Group, Inc. had outstanding 28,347,920 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2023

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$13,807	$17,125
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	1,674	531
Total current assets	15,581	17,756
Operating lease right-of-use assets	690	874
Goodwill	1,914	1,914
Deposits and other assets	381	399
Total assets	$18,566	$20,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,734	$3,357
Accrued expenses and other current liabilities	6,240	6,286
Operating lease liabilities	447	372
Acquired in-process research and development payable	3,000	5,500
Total current liabilities	13,421	15,515
Operating lease liabilities, non-current	302	573
Warrant liability	—	4
Total liabilities	13,723	16,092
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 28,347,920 and 21,005,405 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	204,681	184,753
Accumulated deficit	(199,841)	(179,904)
Total stockholders’ equity	4,843	4,851
Total liabilities and stockholders’ equity	$18,566	$20,943

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Licensing revenue	$—	$—	$—	$1,000
Operating expenses:
Cost of licensing revenue	—	—	—	100
Research and development	5,923	5,529	13,097	10,140
General and administrative	3,127	3,094	7,234	6,118
Acquired in-process research and development	—	—	—	10,000
Total operating expenses	9,050	8,623	20,331	26,358
Operating loss	(9,050)	(8,623)	(20,331)	(25,358)
Non-operating income:
Change in fair value of warrant liability	2	48	4	37
Change in fair value of contingent consideration	—	115	—	115
Interest income	208	46	390	48
Total non-operating income	210	209	394	200
Net loss	$(8,840)	$(8,414)	$(19,937)	$(25,158)

Per share information:
Net loss per common share, basic and diluted	$(0.31)	$(0.41)	$(0.77)	$(1.39)
Weighted-average common shares outstanding, basic and diluted	28,347,920	20,286,624	25,961,001	18,104,176

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	28,347,920	$3	$204,167	$(191,001)	$13,169
Stock-based compensation	—	—	514	—	514
Net loss	—	—	—	(8,840)	(8,840)
Balance at June 30, 2023	28,347,920	$3	$204,681	$(199,841)	$4,843

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	21,005,405	$2	$184,753	$(179,904)	$4,851
Issuance of common stock and common stock warrants, net of issuance costs	7,220,217	1	18,553	—	18,554
Issuance of common stock, net of issuance costs	76,882		268		268
Issuance of common stock under employee stock purchase plan	45,416	—	53	—	53
Stock-based compensation	—	—	1,054	—	1,054
Net loss	—	—	—	(19,937)	(19,937)
Balance at June 30, 2023	28,347,920	$3	$204,681	$(199,841)	$4,843

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	15,905,999	$2	$159,370	$(155,347)	$4,025
Issuance of common stock and common stock warrants, net of issuance costs	4,629,630	—	22,946	—	22,946
Issuance of common stock, net of issuance costs	16,289		50		50
Stock-based compensation	—	—	450	—	450
Net loss	—	—	—	(8,414)	(8,414)
Balance at June 30, 2022	20,551,918	$2	$182,816	$(163,761)	$19,057

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	15,895,637	$2	$158,948	$(138,603)	$20,347
Issuance of common stock and common stock warrants, net of issuance costs	4,629,630	—	22,946	—	22,946
Issuance of common stock, net of issuance costs	16,289		50		50
Issuance of common stock under employee stock purchase plan	10,362	—	47	—	47
Stock-based compensation	—	—	825	—	825
Net loss	—	—	—	(25,158)	(25,158)
Balance at June 30, 2022	20,551,918	$2	$182,816	$(163,761)	$19,057

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,937)	$(25,158)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development expense	—	10,000
Non-cash stock-based compensation	1,054	825
Non-cash lease expense	245	127
Change in fair value of common stock warrants	(4)	(37)
Change in fair value of contingent consideration	—	(115)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,125)	19
Accounts payable	377	1,195
Accrued expenses and other current liabilities	(46)	366
Operating lease liabilities	(257)	(133)
Net cash used in operating activities	(19,693)	(12,911)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	(2,500)	(4,500)
Net cash used in investing activities	(2,500)	(4,500)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	18,554	22,946
Proceeds from issuance of common stock, net of issuance costs	268	50
Proceeds from employee stock purchases	53	47
Net cash provided by financing activities	18,875	23,043
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,318)	5,632
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	17,225	21,455
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$13,907	$27,087

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$390	$48
Supplemental disclosure of non-cash investing and financing activities:
Non-cash acquisition of in-process research and development	$—	$5,500
Increase in operating lease right-of-use assets and current and non-current operating lease liabilities	$—	$449

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Overview

SELLAS Life Sciences Group, Inc. is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. SELLAS' second product candidate is SLS009 (formerly GFH009), a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which the Company licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("SLS009 Territory").

2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of June 30, 2023, has an accumulated deficit of $199.8 million. During the six months ended June 30, 2023, the Company incurred a net loss of $19.9 million, and used $19.7 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

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

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the six months ended June 30, 2023, the Company sold a total of 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 per share for aggregate net proceeds of approximately $0.3 million. There remains approximately $39.2 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). To date, the Company has received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. The participation of 3DMed in the Company's REGAL Phase 3 clinical trial in China will trigger two development milestone payments totaling $13.0 million to the Company, which the Company expects to receive in the third quarter of 2023. A total of $191.5 million in potential

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of June 30, 2023, which milestones are all variable in nature and not under the Company's control.

As of June 30, 2023, the Company had cash and cash equivalents of approximately $13.8 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements. The $13.0 million of development milestone payments to the Company triggered by 3DMed's participation in the REGAL study are variable in nature and not under the Company's control, and therefore are not included in the Company's going concern assumption.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2022 Annual Report. The accompanying consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, are unaudited, but include all adjustments, consisting of normal recurring entries, that

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2022 have been derived from the audited financial statements as of that date.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2023	2022
Common stock warrants	12,361	5,148
Stock options	1,665	1,012
Restricted stock units ("RSUs")	433	297
	14,459	6,457

4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$13,192	$13,192	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$13,292	$13,292	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$—	$—	$—

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Description	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,609	$16,609	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$16,709	$16,709	$—	$—
Liabilities:
Warrant liability	$4	$—	$—	$4
Total liabilities measured and recorded at fair value	$4	$—	$—	$4

The Company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2023 or during the year ended December 31, 2022. See Note 9, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the six months ended June 30, 2023.

5. Acquired In-Process Research and Development

Exclusive License Agreement with GenFleet Therapeutics (Shanghai) Inc.

On March 31, 2022, the Company entered into an exclusive license agreement with GenFleet pursuant to which GenFleet granted to the Company a sublicensable royalty-bearing license under certain of its intellectual property, to develop, manufacture, and commercialize SLS009 for the treatment, diagnosis or prevention of disease in humans and animals in the SLS009 Territory.

In consideration for the exclusive license, the Company agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, $7.0 million of which was paid as of June 30, 2023 and the remaining $3.0 million of which is expected to be paid during the third quarter of 2023, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company has also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of SLS009 in the SLS009 Territory ranging from the low to high single digits.

During the six months ended June 30, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use, $7.0 million of which has been paid as of June 30, 2023, and the Company has recorded an acquired in-process research and development payable as of June 30, 2023 for the remaining $3.0 million which is expected to be paid during the third quarter of 2023.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Insurance	$1,123	$219
Clinical development	375	184
Professional fees	176	82
Other	—	46
Prepaid expenses and other current assets	$1,674	$531

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Clinical trial costs	$4,839	$4,509
Compensation and related benefits	1,111	1,439
Professional fees	208	338
Other	82	—
Accrued expenses and other current liabilities	$6,240	$6,286

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13.95%. As of June 30, 2023, the leases have a remaining term of 1.5 years.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended June 30, 2023 and 2022 and $0.2 million for each of the six months ended June 30, 2023 and 2022.

The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended June 30, 2023 and 2022 and $0.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Future minimum lease payments are as follows as of June 30, 2023 (in thousands):

Future minimum lease payments:
2023 (remaining)	$261
2024	533
Total future minimum lease payments	794
Less: imputed interest	(45)
Current and non-current operating lease liabilities	$749

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. As of June 30, 2023, there was no pending or threatened litigation.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of June 30, 2023 and December 31, 2022.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of June 30, 2023, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	12,361
Stock options outstanding	1,665
RSUs outstanding	433
Shares reserved for future issuance under the Company’s 2019 Equity Incentive Plan	3,883
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	229
Total common stock reserved for future issuance	18,571

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
9. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the six months ended June 30, 2023 (in thousands):

Warrant Issuance	Outstanding, December 31, 2022	Granted	Outstanding, June 30, 2023	Exercise Price per Share	Expiration
Warrants classified as equity:
February 2023 Offering	—	7,220	7,220	$2.77	February 2028
April 2022 Offering	4,630	—	4,630	$4.08	April 2027
January 2020 Offering	309	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	25	$3.30	August 2025
July 2018 Offering	132	—	132	$7.50	July 2023
March 2019 Exercise Agreement	30	—	30	$7.50	March 2024
Other	2	—	2	$7.50	June 2024
	5,128	7,220	12,348
Warrants classified as liability	13	—	13	$7.50	September 2023 - November 2023
	5,141	7,220	12,361

Warrants to acquire shares of common stock primarily consist of equity-classified warrants. In addition, warrants to acquire shares of common stock that may require the Company to settle in cash are liability-classified warrants.

Warrants Classified as Equity

The warrants to acquire shares of common stock issued during the February 2023 Offering were recorded as equity upon issuance. During its evaluation of equity classification of these warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815 but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

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

	June 30, 2023	December 31, 2022
Risk free interest rate	5.44%	4.75%
Volatility	65.03%	120.60%
Expected term (years)	0.25	0.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

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

The changes in fair value of the warrant liability for the six months ended June 30, 2023 were as follows (in thousands):

Warrant liability, December 31, 2022	$4
Change in fair value of warrants	(4)
Warrant liability, June 30, 2023	$—

10. Licensing Revenue

Exclusive License Agreement with 3D Medicines Inc.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which the Company granted 3DMed a sublicensable royalty-bearing license under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS (referred to as GPS Plus) product candidates ("GPS Licensed Products") for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). The license is exclusive, except with respect to certain know-how that has been non-exclusively licensed to the Company and is sublicensed to 3DMed on a non-exclusive basis. The Company has retained development, manufacturing and commercialization rights with respect to the GPS Licensed Products in the rest of the world.

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

On March 31, 2022, the Company announced that an IND application filed by 3DMed, pursuant to its 3DMed License Agreement for GPS, for a small Phase 1 clinical trial investigating safety of GPS in China was approved by China's National Medical Products Administration ("NMPA"). The IND approval by the NMPA triggered a $1.0 million milestone payment to the Company which was recognized as licensing revenue in the first quarter of 2022. An additional $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of June 30, 2023, which milestones are variable in nature and not under the Company's control.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during each of the three months ended June 30, 2023 and 2022. There was no licensing revenue recognized during the six months ended June 30, 2023, and $1.0 million licensing revenue recognized during the six months ended June 30, 2022 related to the IND approval by the NMPA.

There was no cost of licensing revenue recognized during each of the three months ended June 30, 2023 and 2022. There was no cost of licensing revenue recognized during the six months ended June 30, 2023, and $0.1 million in cost of licensing revenue for the six months ended June 30, 2022 for sublicensing fees incurred in connection with the 3DMed License Agreement.

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

2023 Amended and Restated Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan ("2019 Equity Plan") was approved by the stockholders of the Company, which currently allows for issuance of up to approximately 6,036,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

The number of shares reserved for issuance under the 2019 Equity Plan automatically increased on January 1 of each year, for a period of four years, which commenced on January 1, 2020 and ended on (and including) January 1, 2023, by an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding at the end of the prior fiscal year; and (ii) an amount determined by the board of directors or authorized committee.

On June 20, 2023, an amendment to the 2019 Equity Plan was approved by the stockholders of the Company, which amended and restated the 2019 Equity Plan (as amended and restated, the "2023 Amended and Restated Equity Incentive Plan") to increase the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 3,000,000 shares.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
As of June 30, 2023, approximately 3,883,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$92	$70	$188	$125
General and administrative	422	380	866	700
Total stock-based compensation	$514	$450	$1,054	$825

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the six months ended June 30, 2023:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	1,040	$7.57		$91
Granted	682	3.20
Canceled	(57)	5.66
Outstanding at June 30, 2023	1,665	$5.85	8.63	$1
Options exercisable at June 30, 2023	527	$9.58	7.62	$—

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2023 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on June 30, 2023 of $1.57 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk free interest rate	3.69%	2.87%	3.78%	1.80%
Volatility	129.55%	144.75%	127.77%	130.60%
Expected lives (years)	6.25	6.25	6.20	6.21
Expected dividend yield	—%	—%	—%	—%

The weighted-average grant date fair value of options granted during the three months ended June 30, 2023 and 2022 was $1.45 and $2.13, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $2.88 and $4.76, respectively.

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

As of June 30, 2023, there was $3.8 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.72 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the six months ended June 30, 2023:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	255	$3.25
Granted	195	$3.34
Canceled	(17)	$3.76
Unvested at June 30, 2023	433	$3.27

As of June 30, 2023, there was $1.2 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.98 years. No RSUs vested during the six months ended June 30, 2023.

2021 Employee Stock Purchase Plan

On April 22, 2021, the Board of Directors adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP") which was approved by the Company's stockholders on June 8, 2021 and authorized the issuance of up to 300,000 shares of common stock pursuant to the 2021 ESPP. The 2021 ESPP allows employees to contribute up to 20% of their cash earnings, subject to a maximum of $25,000 per year under Internal Revenue Service rules, to be used to purchase shares of the Company’s common stock on semi-annual purchase dates. The 2021 ESPP allows eligible employees to purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period during the term of the 2021 ESPP.

During the six months ended June 30, 2023, 45,416 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $53,000. There are currently 229,495 shares of common stock reserved for issuance under the 2021 ESPP as of June 30, 2023.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2023 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2023, or our 2022 Annual Report, and our other public reports filed with the SEC.

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel therapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S, or GPS, a peptide immunotherapy directed against the Wilms tumor 1, or WT1, antigen, and SLS009 (formerly GFH009), a highly selective small molecule cyclin-dependent kinase 9, or CDK9, inhibitor.

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

In December 2020, we entered into an exclusive license agreement, or 3DMed License Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, or the 3DMed Territory. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we have agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. Such participation by 3D Medicines will trigger two development milestone payments totaling $13.0 million, which we expect to receive in the third quarter of 2023. If the REGAL study meets its primary endpoint for efficacy and the Chinese regulatory authorities determine that the REGAL data is sufficient for approval in China, GPS could potentially reach the market in Greater China much earlier than we and 3D Medicines had anticipated when we entered into the license agreement in December 2020. As of June 30, 2023, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control.

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

In February 2020, a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Enrollment of a target total of 10 evaluable patients was completed at the end of 2022. In June 2023, we reported that the primary endpoint of safety and the efficacy endpoint were both met with clinical activity and increased survival in this study. Additional immune response data from all 10 evaluable patients is expected in the fourth quarter of 2023.

GPS was granted Orphan Drug Product Designations from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

SLS009: Highly Selective Next Generation CDK9 Inhibitor

On March 31, 2022, we entered into an exclusive license agreement, or the SLS009 Agreement, with GenFleet Therapeutics (Shanghai), Inc., or GenFleet, a clinical-stage biotechnology company developing cutting-edge therapeutics in oncology and immunology, that grants rights to us for the development and commercialization of SLS009, a highly selective small molecule CDK9 inhibitor, across all therapeutic and diagnostic uses worldwide, except for Greater China.

CDK9 activity has been shown to correlate negatively with overall survival in a number of cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, melanoma, endometrial, lung, prostate, breast and ovarian. As demonstrated in preclinical and clinical data, to date, SLS009’s high selectivity has the potential to reduce toxicity as compared to older CDK9 inhibitors and other next-generation CDK9 inhibitors currently in clinical development and to potentially be more efficacious.

In April 2023, we announced the completion of the safety evaluation stage of the highest dose cohort of patients with AML who relapsed after or were refractory to available antileukemic therapies in our Phase 1 dose escalation clinical trial of SLS009. No further dose escalations are planned in the AML group, while dose escalation continues in the lymphoma group with the addition of 75 mg and 100 mg once-a-week dose cohorts. The 100 mg cohort is planned to likely be the highest dose level for the lymphoma group. In the third quarter of 2023, we expect enrollment in the lymphoma group to be completed and to report clinical activity observed in the lymphoma group. In May 2023, we announced positive topline data from this study for the group of patients with AML and that the recommended Phase 2 dose, or RP2D, in AML, was established and submitted to the U.S. Food and Drug Administration.

In June 2023, we announced that the first patient was dosed in a Phase 2a clinical trial with SLS009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who relapsed after or are refractory to treatment with venetoclax-based therapies. The trial is an open label, single arm, multi-center study that is designed to evaluate safety, tolerability, and efficacy at two dose levels of SLS009 (once weekly 45 mg or 60 mg) in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the primary endpoints are complete response composite rate and duration of response. Additional endpoints include event free survival, overall survival, and pharmacokinetic and pharmacodynamic assessments. The trial includes several sites in the United States, will enroll up to 20 patients and, based on initial results, may be expanded into a registrational trial. Topline data from this study is expected in the fourth quarter of 2023.

We are also planning to potentially commence a Phase 2 clinical trial of SLS009 in certain solid tumors and/or lymphoma in the fourth quarter of 2023 and are exploring various options with respect to clinical development for SLS009 in several pediatric indications.

SLS009 is currently being evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. Studies are supported through cooperative agreement grants from the NCI to the seven PIVOT research programs performing the PK and efficacy testing in pediatric tumors and a centralized coordinating center. Preclinical data are scheduled to be generated continuously through the remainder of 2023 and the first half of 2024.

Components of Results of Operations

Licensing Revenue

Licensing revenue consists of revenue recognized pursuant to the 3DMed License Agreement. In the future, we may generate revenue from a combination of reimbursements, up-front payments, milestone payments and royalties in connection with the 3DMed License Agreement.

Cost of Licensing Revenue

Cost of licensing revenue consists of sublicensing fees incurred under our license from MSK in connection with the 3DMed License Agreement.

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

•allocated expenses, utilities, and other facility-related costs.

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

Critical Accounting Policies and Estimates

In the 2022 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2022 that are not included in Note 3 of the accompanying consolidated financial statements for the six months ended June 30, 2023. Readers are encouraged to read the 2022 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Licensing revenue	$—	$—	$—
Operating expenses:
Cost of licensing revenue	—	—	—
Research and development	5,923	5,529	394
General and administrative	3,127	3,094	33
Total operating expenses	9,050	8,623	427
Operating loss	(9,050)	(8,623)	(427)
Non-operating income	210	209	1
Net loss	$(8,840)	$(8,414)	$(426)

	Six Months Ended June 30,
	2023	2022	Change
Licensing revenue	$—	$1,000	$(1,000)
Operating expenses:
Cost of licensing revenue	—	100	(100)
Research and development	13,097	10,140	2,957
General and administrative	7,234	6,118	1,116
Acquired in-process research and development	—	10,000	(10,000)
Total operating expenses	20,331	26,358	(6,027)
Operating loss	(20,331)	(25,358)	5,027
Non-operating income	394	200	194
Net loss	$(19,937)	$(25,158)	$5,221

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

There was no licensing revenue for each of the three months ended June 30, 2023 and 2022.

There was no licensing revenue for the six months ended June 30, 2023. Licensing revenue was $1.0 million for the six months ended June 30, 2022 and was related to China's National Medical Products Administration, or NMPA, approving an IND application for a small Phase I clinical trial investigating safety of GPS in China, which triggered a development milestone under the 3DMed License Agreement.

Cost of Licensing Revenue

There was no cost of licensing revenue for each of the three months ended June 30, 2023 and 2022.

There was no cost of licensing revenue for the six months ended June 30, 2023. We incurred $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the six months ended June 30, 2022.

Research and Development

Research and development expenses were $5.9 million for the three months ended June 30, 2023 compared to $5.5 million for the three months ended June 30, 2022. The $0.4 million increase was primarily attributable to a $0.6 million increase in clinical and regulatory consulting expenses, a $0.4 million increase in clinical trial expenses related to our Phase 3 REGAL clinical trial of GPS and our Phase 2a and Phase 1 clinical trials of SLS009, and a $0.3 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.9 million decrease in manufacturing expenses primarily due to the timing of a manufacturing of a registration batch of GPS in the prior period. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009, including our Phase 3 clinical trial of GPS in AML and the ongoing Phase 2a and Phase 1 clinical trials of SLS009.

Research and development expenses were $13.1 million for the six months ended June 30, 2023 compared to $10.1 million for the six months ended June 30, 2022. The $3.0 million increase was primarily attributable to a $1.4 million increase in clinical and regulatory consulting expenses, a $1.2 million increase in clinical trial related expenses related to our ongoing Phase 3 REGAL clinical trial of GPS and our Phase 2a and Phase 1 clinical trials of SLS009, and a $0.8 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.4 million decrease in manufacturing expenses primarily due to the timing of a manufacturing of a registration batch of GPS in the prior period. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009, including our Phase 3 clinical trial of GPS in AML and the ongoing Phase 2a and Phase 1 clinical trials of SLS009.

General and Administrative

General and administrative expenses were $3.1 million for each of the three months ended June 30, 2023 and three months ended June 30, 2022. There was a $0.2 million decrease in outside services and public company costs, which were offset by a $0.1 million increase in personnel related expenses due to increased headcount and a $0.1 million increase in office related expenses and other general and administrative costs.

General and administrative expenses were $7.2 million for the six months ended June 30, 2023 compared to $6.1 million for the six months ended June 30, 2022. The $1.1 million increase was primarily due to a $0.6 million increase in personnel related expenses due to increased headcount, including a $0.2 million increase in non-cash stock-based compensation, a $0.2 million increase in legal fees, and a $0.3 million increase in office related expenses and other general and administrative costs.

Acquired In-Process Research and Development

There was no acquired in-process research and development expense during each of the three months ended June 30, 2023 and 2022.

There was no acquired in-process research and development expense during the six months ended June 30, 2023. During the six months ended June 30, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of SLS009.

Non-Operating Income

Non-operating income for the three and six months ended June 30, 2023 and 2022, respectively, was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Change in fair value of warrant liability	$2	$48	$(46)	$4	$37	$(33)
Change in fair value of contingent consideration	—	115	(115)	—	115	(115)
Interest income	208	46	162	390	48	342
Total non-operating income	$210	$209	$1	$394	$200	$194

Non-operating income of $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, was primarily interest income earned from our cash and cash equivalents.

Non-operating income of $0.2 million during each of the three and six months ended June 30, 2022 was primarily due to decreases in the fair value of the contingent consideration liability driven by an increase in discount rates, a decrease in the fair value of the warrant liability driven by a decrease in our common stock price, and interest income earned from our cash and cash equivalents.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three and six months ended June 30, 2023 and 2022. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the six months ended June 30, 2023 and 2022. Through June 30, 2023, we have only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

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

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the six months ended June 30, 2023, we sold a total of 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 per share for aggregate net proceeds of approximately $0.3 million. There remains approximately $39.2 million available for future sales of shares of common stock under the Sales Agreement as of June 30, 2023. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3DMed License Agreement pursuant to which we granted 3DMed a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. The participation of 3DMed in our REGAL Phase 3 clinical trial in China will trigger two development milestone payments totaling $13.0 million to us, which we expect to receive in the third quarter of 2023. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of June 30, 2023, which milestones are all variable in nature and not under our control.

Funding Requirements

As of June 30, 2023, we had an accumulated deficit of $199.8 million, cash and cash equivalents of $13.8 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $13.4 million as of June 30, 2023. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. The $13.0 million of development milestone payments to us triggered by 3DMed's participation in the REGAL study are variable in nature and not under our control, and therefore are not included in our going concern assumption. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(19,693)	$(12,911)
Investing activities	(2,500)	(4,500)
Financing activities	18,875	23,043
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(3,318)	$5,632

Net Cash Used in Operating Activities

Net cash used in operating activities of $19.7 million during the six months ended June 30, 2023 was primarily attributable to our net loss of $19.9 million and net change in our operating assets and liabilities of approximately $1.1 million, which were partially offset by various net non-cash charges of $1.3 million. The net change in our operating assets and liabilities of $1.1 million is primarily attributable to an increase in prepaid expenses and other current assets of $1.1 million. Net non-cash charges were driven by $1.1 million in non-cash stock-based compensation and expense and $0.2 million in non-cash lease expense.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $2.5 million during the six months ended June 30, 2023 related to license payments made for the acquisition of in-process research and development under the GenFleet License Agreement.

Net cash used in investing activities of $4.5 million during the six months ended June 30, 2022 related to license payments made for the acquisition of in-process research and development under the GenFleet License Agreement.

Net Cash Provided by Financing Activities

We generated $18.9 million in net cash from financing activities during the six months ended June 30, 2023, which was due to approximately $18.5 million in net proceeds from the February 2023 Offering, $0.3 million in net proceeds under the Sales Agreement, and $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

We generated $23.0 million in net cash from financing activities during the six months ended June 30, 2022 that was due to $23.0 million in aggregate net proceeds received from our underwritten public offering, which closed in April 2022.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	2023 Amended and Restated Equity Incentive Plan
10.2	Addendum to the Side Letter Agreement dated May 24, 2023 by and between the Registrant and 3DMedicines Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: August 10, 2023