Form 10-Q
period 2023-09-30
SELLAS Life Sciences Group, Inc.
filed 2023-11-09
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 8, 2023, SELLAS Life Sciences Group, Inc. had outstanding 32,062,258 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2023

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$3,969	$17,125
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	1,134	531
Total current assets	5,203	17,756
Operating lease right-of-use assets	592	874
Goodwill	1,914	1,914
Deposits and other assets	377	399
Total assets	$8,086	$20,943
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,340	$3,357
Accrued expenses and other current liabilities	6,929	6,286
Operating lease liabilities	466	372
Acquired in-process research and development payable	—	5,500
Total current liabilities	11,735	15,515
Operating lease liabilities, non-current	178	573
Warrant liability	—	4
Total liabilities	11,913	16,092
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 28,393,958 and 21,005,405 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	205,278	184,753
Accumulated deficit	(209,108)	(179,904)
Total stockholders’ (deficit) equity	(3,827)	4,851
Total liabilities and stockholders’ (deficit) equity	$8,086	$20,943

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Licensing revenue	$—	$—	$—	$1,000
Operating expenses:
Cost of licensing revenue	—	—	—	100
Research and development	5,813	4,282	18,910	14,422
General and administrative	3,548	2,864	10,782	8,982
Acquired in-process research and development	—	—	—	10,000
Total operating expenses	9,361	7,146	29,692	33,504
Operating loss	(9,361)	(7,146)	(29,692)	(32,504)
Non-operating income:
Change in fair value of warrant liability	—	2	4	39
Change in fair value of contingent consideration	—	11	—	126
Interest income	94	111	484	159
Total non-operating income	94	124	488	324
Net loss	$(9,267)	$(7,022)	$(29,204)	$(32,180)

Per share information:
Net loss per common share, basic and diluted	$(0.33)	$(0.34)	$(1.09)	$(1.70)
Weighted-average common shares outstanding, basic and diluted	28,355,427	20,562,351	26,767,914	18,932,571

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at June 30, 2023	28,347,920	$3	$204,681	$(199,841)	$4,843
Issuance of common stock under employee stock purchase plan	46,038	—	54	—	54
Stock-based compensation	—	—	543	—	543
Net loss	—	—	—	(9,267)	(9,267)
Balance at September 30, 2023	28,393,958	$3	$205,278	$(209,108)	$(3,827)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at December 31, 2022	21,005,405	$2	$184,753	$(179,904)	$4,851
Issuance of common stock and common stock warrants, net of issuance costs	7,220,217	1	18,553	—	18,554
Issuance of common stock, net of issuance costs	76,882	—	268	—	268
Issuance of common stock under employee stock purchase plan	91,454	—	107	—	107
Stock-based compensation	—	—	1,597	—	1,597
Net loss	—	—	—	(29,204)	(29,204)
Balance at September 30, 2023	28,393,958	$3	$205,278	$(209,108)	$(3,827)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	20,551,918	$2	$182,816	$(163,761)	$19,057
Issuance of common stock and common stock warrants, net of issuance costs	21,602	—	69	—	69
Issuance of common stock under employee stock purchase plan	14,727		38		38
Stock-based compensation	—	—	455	—	455
Net loss	—	—	—	(7,022)	(7,022)
Balance at September 30, 2022	20,588,247	$2	$183,378	$(170,783)	$12,597

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	15,895,637	$2	$158,948	$(138,603)	$20,347
Issuance of common stock and common stock warrants, net of issuance costs	4,629,630	—	22,946	—	22,946
Issuance of common stock, net of issuance costs	37,891		119		119
Issuance of common stock under employee stock purchase plan	25,089	—	85	—	85
Stock-based compensation	—	—	1,280	—	1,280
Net loss	—	—	—	(32,180)	(32,180)
Balance at September 30, 2022	20,588,247	$2	$183,378	$(170,783)	$12,597

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,204)	$(32,180)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development expense	—	10,000
Non-cash stock-based compensation	1,597	1,280
Non-cash lease expense	367	334
Change in fair value of common stock warrants	(4)	(39)
Change in fair value of contingent consideration	—	(126)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(581)	505
Accounts payable	983	(17)
Accrued expenses and other current liabilities	643	1,930
Operating lease liabilities	(386)	(344)
Net cash used in operating activities	(26,585)	(18,657)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	(5,500)	(4,500)
Net cash used in investing activities	(5,500)	(4,500)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	18,554	22,946
Proceeds from issuance of common stock, net of issuance costs	268	119
Proceeds from employee stock purchases	107	85
Net cash provided by financing activities	18,929	23,150
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(13,156)	(7)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	17,225	21,455
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$4,069	$21,448

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$484	$159
Supplemental disclosure of non-cash investing and financing activities:
Non-cash acquisition of in-process research and development	$—	$5,500
Increase in operating lease right-of-use assets and current and non-current operating lease liabilities	$—	$449

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

2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of September 30, 2023, has an accumulated deficit of $209.1 million. During the nine months ended September 30, 2023, the Company incurred a net loss of $29.2 million, and used $26.6 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

On October 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the "Investor"), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor (the “October 2023 Registered Direct Offering”), 3,100,000 shares of its common stock and 552,300 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 3,652,300 shares of common stock. Each share of common stock and accompanying warrant were sold together at a combined purchase price of $1.0952 and each pre-funded warrant and accompanying warrant were sold together at a combined purchase price of $1.0951. The aggregate gross proceeds to the Company from the October 2023 Registered Direct Offering were approximately $4.0 million, before deducting placement agents' fees and related offering expenses. Subsequent to the closing of the October 2023 Registered Direct Offering, all of the pre-funded warrants were exercised into shares of common stock by the Investor.

On February 28, 2023, the Company consummated an underwritten public offering (the "February 2023 Offering"), issuing 7,220,217 shares of common stock and accompanying common stock warrants to purchase an aggregate of 7,220,217 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined price of $2.77 per share and accompanying common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of the Company’s common stock at an exercise price of $2.77 per share, which was reduced to an exercise price of $1.35 per share in October 2023, and further reduced to an exercise price of $0.9702 per share in November 2023. The common stock warrants are exercisable immediately and will expire on February 28, 2028, five years from the date of issuance. The net proceeds to the Company from the February 2023 Offering were approximately $18.5 million, after deducting underwriting discounts and commissions, offering expenses, and excluding the exercise of any warrants.

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, subject to certain restrictions, the Company may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the nine months ended September 30, 2023, the

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Company sold a total of 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 per share for aggregate net proceeds of approximately $0.3 million. Subsequent to September 30, 2023, the Company sold a total of 16,000 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $21,000.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3DMed License Agreement”) with 3D Medicines Inc. ("3DMed"), pursuant to which the Company granted 3DMed a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). To date, the Company has received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. In November 2022, the Company announced that the Company has agreed with 3DMed for 3DMed to participate in the REGAL study through the inclusion of approximately 20-25 patients from mainland China. Such participation by 3DMed, which the Company expects to occur in the fourth quarter of 2023, subject to any further delays due to supply chain or other operational reasons, will trigger two development milestone payments totaling $13.0 million which has been agreed with 3DMed. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of September 30, 2023, which milestones are all variable in nature and not under the Company's control.

As of September 30, 2023, the Company had cash and cash equivalents of approximately $4.0 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents, together with the net proceeds from the October 2023 Registered Direct Offering, will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements. The $13.0 million of development milestone payments to the Company triggered by 3DMed's participation in the REGAL study through the enrollment of patients in China are variable in nature and not under the Company's control, and therefore cannot be included in the Company's going concern assumption.

The Company will require substantial additional financing to commercially develop any current or future product candidates. If the Company is unable to obtain additional funding on a timely basis, it will be required to scale back its plans and place certain activities on hold. Other than the Sales Agreement, the Company currently does not have any commitments to obtain additional funds. The Company's management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement or public and private placements of equity and/or debt securities, which may be subject to lock-up, as well as payments from potential strategic research and development collaborations or licensing and/or marketing arrangements with pharmaceutical companies. Additionally, the Company may continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to its product candidates. The Company has prepared its consolidated financial statements assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2022 Annual Report. The accompanying consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2022 have been derived from the audited financial statements as of that date.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2023	2022
Common stock warrants	12,221	5,148
Stock options	1,643	1,071
Restricted stock units ("RSUs")	433	297
	14,297	6,516

4. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Description	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,006	$3,006	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$3,106	$3,106	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$—	$—	$—

Description	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,609	$16,609	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$16,709	$16,709	$—	$—
Liabilities:
Warrant liability	$4	$—	$—	$4
Total liabilities measured and recorded at fair value	$4	$—	$—	$4

The Company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2023 or during the year ended December 31, 2022. See Note 9, Warrants to Acquire Shares of Common Stock, for a reconciliation of the changes in the fair value of the warrant liability for the nine months ended September 30, 2023.

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

In consideration for the exclusive license, the Company agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, all of which has been paid as of September 30, 2023, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate upon the achievement of such milestones, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of SLS009 in the SLS009 Territory ranging from the low to high single digits.

During the nine months ended September 30, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use. During the three and nine months ended September 30, 2023, the Company made cash payments of $3.0 million and $5.5 million, respectively, pursuant to the exclusive license agreement.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
6. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Insurance	$596	$219
Clinical development	425	184
Professional fees	113	82
Other	—	46
Prepaid expenses and other current assets	$1,134	$531

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Clinical trial costs	$4,864	$4,509
Compensation and related benefits	1,547	1,439
Professional fees	304	338
Other	214	—
Accrued expenses and other current liabilities	$6,929	$6,286

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13.95%. As of September 30, 2023, the leases have a remaining term of 1.25 years.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.4 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.4 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Future minimum lease payments are as follows as of September 30, 2023 (in thousands):

Future minimum lease payments:
2023 (remaining)	$132
2024	533
Total future minimum lease payments	665
Less: imputed interest	(21)
Current and non-current operating lease liabilities	$644

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. As of September 30, 2023, there was no pending or threatened litigation.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of September 30, 2023 and December 31, 2022.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of September 30, 2023, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	12,221
Stock options outstanding	1,643
RSUs outstanding	433
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	3,905
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	183
Total common stock reserved for future issuance	18,385

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
9. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the nine months ended September 30, 2023 (in thousands):

Warrant Issuance	Outstanding, December 31, 2022	Granted	Expired	Outstanding, September 30, 2023	Exercise Price per Share	Expiration
Warrants classified as equity:
February 2023 Offering	—	7,220	—	7,220	$2.77	February 2028
April 2022 Offering	4,630	—	—	4,630	$4.08	April 2027
January 2020 Offering	309	—	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	—	25	$3.30	August 2025
Other	164	—	(133)	31	$7.50	March 2024 - June 2024
	5,128	7,220	(133)	12,215
Warrants classified as liability	13	—	(7)	6	$7.50	November 2023
	5,141	7,220	(140)	12,221

The exercise price per share of the common stock warrants issued in the February 2023 Offering was reduced to $1.35 per share in October 2023 upon the issuance of shares of common stock sold pursuant to the Sales Agreement, and was subsequently reduced to $0.9702 per share in November 2023 upon the closing of the October 2023 Registered Direct Offering due to the issuance of warrants at an exercise price of $0.9702 per share.

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

In November 2023, in connection with the closing of the October 2023 Registered Direct Offering, the Company entered into an amendment to reduce the exercise price of warrants to purchase up to 887,000 shares of the Company’s common stock which were issued in the April 2022 Offering and held by the purchaser in the

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
October 2023 Registered Direct Offering to $0.9702 per share, and amended the termination date of such warrants to November 2, 2028.

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

	September 30, 2023	December 31, 2022
Risk free interest rate	5.55%	4.75%
Volatility	77.15%	120.60%
Expected term (years)	0.09	0.75
Expected dividend yield	—%	—%
Strike price	$7.50	$7.50

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

The changes in fair value of the warrant liability for the nine months ended September 30, 2023 were as follows (in thousands):

Warrant liability, December 31, 2022	$4
Change in fair value of warrants	(4)
Warrant liability, September 30, 2023	$—

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

Revenue Recognition

At the inception of the 3DMed License Agreement, the Company recognized an initial transaction price of $9.5 million as licensing revenue, which included the $7.5 million upfront fee as well as $2.0 million in development milestones that were assessed as probable of being achieved, while the remaining milestones were variable consideration subject to constraint at inception. In the first quarter of 2022, an additional $1.0 million in licensing revenue was recognized upon approval by China’s National Medical Products Administration (“NMPA”) for a small Phase 1 clinical trial investigating safety of GPS in China.

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3DMed License Agreement as of September 30, 2023, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during each of the three months ended September 30, 2023 and 2022. There was no licensing revenue recognized during the nine months ended September 30, 2023, and $1.0 million licensing revenue recognized during the nine months ended September 30, 2022 related to the IND approval by the NMPA.

There was no cost of licensing revenue recognized during each of the three months ended September 30, 2023 and 2022. There was no cost of licensing revenue recognized during the nine months ended September 30, 2023, and $0.1 million in cost of licensing revenue for the nine months ended September 30, 2022 for sublicensing fees incurred in connection with the 3DMed License Agreement.

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

As of September 30, 2023, approximately 3,905,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$93	$72	$281	$197
General and administrative	450	383	1,316	1,083
Total stock-based compensation	$543	$455	$1,597	$1,280

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2023:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	1,040	$7.57		$91
Granted	682	3.20
Canceled	(79)	5.28
Outstanding at September 30, 2023	1,643	$5.87	8.40	$3
Options exercisable at September 30, 2023	586	$9.08	7.49	$—

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2023 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on September 29, 2023 of $1.64 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk free interest rate	n/a	3.00%	3.78%	1.95%
Volatility	n/a	138.57%	127.77%	131.54%
Expected lives (years)	n/a	6.03	6.20	6.18
Expected dividend yield	n/a	—%	—%	—%

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
There were no options granted during the three months ended September 30, 2023. The weighted-average grant date fair value of options granted during the three months ended September 30, 2022 was $2.78. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $2.88 and $4.52, respectively.

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

As of September 30, 2023, there was $3.4 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.53 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the nine months ended September 30, 2023:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	255	$3.25
Granted	195	$3.34
Canceled	(17)	$3.76
Unvested at September 30, 2023	433	$3.27

As of September 30, 2023, there was $1.1 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.36 years. No RSUs vested during the nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2023, 46,038 and 91,454 shares of common stock, respectively, were purchased by employees under the 2021 ESPP for proceeds of approximately $54,000 and $107,000, respectively. There are currently 183,457 shares of common stock reserved for issuance under the 2021 ESPP as of September 30, 2023.

12. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2023 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2023, or our 2022 Annual Report, and our other public reports filed with the SEC.

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

In January 2020, we commenced in the United States an open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized (1:1) to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the clinical trial is overall survival. We plan to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). We expect to complete enrollment in the REGAL study, other than the approximately 20 to 25 patients anticipated to be enrolled in China, in November 2023. Under our current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after previous discussions with our external statisticians and experts, that the planned interim analysis after 60 events (deaths) per the protocol will occur by the end of 2023 or early 2024 and the final analysis after 80 events will occur by the end of 2024. The number of patients needed for the events for the pre-specified interim and final analyses have already been enrolled, but it is important to note that because these analyses are event driven, they may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or 3DMed License Agreement, with 3D Medicines Inc., or 3DMed, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we collectively refer to as Greater China, or the 3DMed Territory. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we have agreed with 3DMed for 3DMed to participate in the REGAL study through the inclusion of approximately 20 to 25 patients from mainland China. Such participation by 3DMed, which we expect to occur in the fourth quarter of 2023, subject to any further delays due to supply chain or other operational reasons, will trigger two development milestone payments totaling $13.0 million~~.~~ If the REGAL study meets its primary endpoint for efficacy and the Chinese regulatory authorities determine that the REGAL data is sufficient for approval in China, GPS could potentially reach the market in Greater China much earlier than we and 3DMed had anticipated when we entered into the license agreement in December 2020. As of September 30, 2023, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3DMed and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, pembrolizumab (Keytruda). In 2020, we, together with Merck, determined to focus on ovarian cancer (second or third line). In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. We presented final data from this study at a medical conference in November 2023.

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

GPS was granted Orphan Drug Product Designations, or ODD, from the FDA, as well as Orphan Medicinal Product Designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track Designation for AML, MPM, and MM from the FDA.

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

In the second quarter of 2023, we announced the completion of the safety evaluation stage of the highest dose cohort of patients with AML who relapsed after or were refractory to available antileukemic therapies in our Phase 1 dose escalation clinical trial of SLS009 as well as positive topline data, and that the recommended Phase 2 dose, or RP2D, in AML, was established at 60 mg and submitted to the U.S. Food and Drug Administration. We also announced that the first patient was dosed in a Phase 2a clinical trial with SLS009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who relapsed after or are refractory to treatment with venetoclax-based therapies. The trial is an open label, single arm, multi-center study that is designed to evaluate safety, tolerability, and efficacy at two dose levels of SLS009 (once weekly 45 mg or 60 mg) in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the primary endpoints are complete response composite rate and duration of response. Additional endpoints include event free survival, overall survival, and pharmacokinetic and pharmacodynamic assessments. The trial includes several sites in the United States, will enroll up to 20 patients and, based on initial results, may be expanded into a registrational trial.

In October 2023, we announced positive initial topline data at the 45 mg (safety) dose level from the Phase 2a study. Six of the seven patients are alive as of the latest follow-up, and five remain on treatment. The first patient enrolled achieved a complete response and is in the sixth month of treatment, while the second enrolled patient remains alive and is in the fifth month of treatment. Anti-leukemic effects have been observed in all patients without any significant safety issues to date. Additional topline data for the 45 mg dose and for the recommended Phase 2 dose (60mg) is expected in the fourth quarter of 2024.

In September 2023, we announced positive topline data for the patient group with relapsed/refractory (r/r) lymphomas from the Phase 1 dose-escalation trial of SLS009 as well as the RP2D of 100 mg for this patient population. All primary and secondary study objectives, including safety, clinical activity, pharmacokinetics (PK), and pharmacodynamics (PD), were successfully achieved for the group of patients with lymphomas. Among 34 evaluable r/r lymphoma patients, five (14.7%) achieved a clinical response with a reduction of tumor burden of up to 68.9%. An additional seven patients (20.6%) achieved stable disease resulting in an overall disease control rate (clinical response plus stable disease) of 35.3%. In the subset of patients with peripheral T-cell lymphomas, or PTCL, four out of 11 (36.4%) evaluable patients achieved a clinical response. Additionally, one patient achieved a complete response in late October 2023 and remains on the trial after 16 weeks of treatment. In October 2023 we announced that our partner, GenFleet, dosed the first patient in a Phase 1b/2 trial evaluating SLS009 in patients with relapsed/refractory PTCL. The open-label, single-arm trial will enroll up to 95 patients to evaluate safety and efficacy and, based on the results, may serve as a registrational study. This initial PTCL study is fully funded by GenFleet and is being conducted in China.

SLS009 is also currently being evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. Studies are supported through cooperative agreement grants from the NCI to the seven PIVOT research programs performing the PK and efficacy testing in pediatric tumors and a centralized coordinating center. Preclinical data are scheduled to be generated continuously through the remainder of 2023 and the first half of 2024.

In October 2023, we announced that SLS009 was granted ODD for AML and Fast Track Designation for PTCL by the FDA.

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

Critical Accounting Policies and Estimates

In the 2022 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2022 that are not included in Note 3 of the accompanying consolidated financial statements for the nine months ended September 30, 2023. Readers are encouraged to read the 2022 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Licensing revenue	$—	$—	$—
Operating expenses:
Cost of licensing revenue	—	—	—
Research and development	5,813	4,282	1,531
General and administrative	3,548	2,864	684
Total operating expenses	9,361	7,146	2,215
Operating loss	(9,361)	(7,146)	(2,215)
Non-operating income	94	124	(30)
Net loss	$(9,267)	$(7,022)	$(2,245)

	Nine Months Ended September 30,
	2023	2022	Change
Licensing revenue	$—	$1,000	$(1,000)
Operating expenses:
Cost of licensing revenue	—	100	(100)
Research and development	18,910	14,422	4,488
General and administrative	10,782	8,982	1,800
Acquired in-process research and development	—	10,000	(10,000)
Total operating expenses	29,692	33,504	(3,812)
Operating loss	(29,692)	(32,504)	2,812
Non-operating income	488	324	164
Net loss	$(29,204)	$(32,180)	$2,976

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

There was no licensing revenue for each of the three months ended September 30, 2023 and 2022.

There was no licensing revenue for the nine months ended September 30, 2023. Licensing revenue was $1.0 million for the nine months ended September 30, 2022 and was related to China's National Medical Products Administration, or NMPA, approving an IND application for a small Phase I clinical trial investigating safety of GPS in China, which triggered a development milestone under the 3DMed License Agreement.

Cost of Licensing Revenue

There was no cost of licensing revenue for each of the three months ended September 30, 2023 and 2022.

There was no cost of licensing revenue for the nine months ended September 30, 2023. We incurred $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3DMed License Agreement during the nine months ended September 30, 2022.

Research and Development
Research and development expenses were $5.8 million for the three months ended September 30, 2023 compared to $4.3 million for the three months ended September 30, 2022. The $1.5 million increase was primarily attributable to a $0.7 million increase in clinical trial expenses related to our Phase 3 REGAL clinical trial of GPS and our Phase 2a and Phase 1 clinical trials of SLS009, a $0.3 million increase in manufacturing expenses related to clinical drug supply purchases, a $0.3 million increase in clinical and regulatory consulting expenses, and a $0.2 million increase in personnel related expenses due to increased headcount. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009, including our Phase 3 clinical trial of GPS in AML and the ongoing and planned clinical trials of SLS009.

Research and development expenses were $18.9 million for the nine months ended September 30, 2023 compared to $14.4 million for the nine months ended September 30, 2022. The $4.5 million increase was primarily attributable to a $2.0 million increase in clinical trial expenses related to our Phase 3 REGAL clinical trial of GPS and our Phase 2a and Phase 1 clinical trials of SLS009, a $1.7 million increase in clinical and regulatory consulting expenses, and a $1.0 million increase in personnel related expenses due to increased headcount. These increases were partially offset by a $0.2 million decrease in manufacturing expenses primarily due to the timing of the manufacturing of a registration batch of GPS in the prior period. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009, including our Phase 3 clinical trial of GPS in AML and the ongoing and planned clinical trials of SLS009.

General and Administrative

General and administrative expenses were $3.5 million for the three months ended September 30, 2023 compared to $2.9 million for the three months ended September 30, 2022. The $0.6 million increase was primarily attributable to a $0.2 million increase in outside services and public company costs, a $0.2 million increase in legal and intellectual property fees, and a $0.2 million increase in other general and administrative costs.

General and administrative expenses were $10.8 million for the nine months ended September 30, 2023 compared to $9.0 million for the nine months ended September 30, 2022. The $1.8 million increase was primarily attributable to a $0.7 million increase in personnel related expenses due to increased headcount, a $0.4 million increase in legal and intellectual property fees, a $0.4 million increase in outside services and public company costs, and a $0.3 million increase in other general and administrative costs.

Acquired In-Process Research and Development

There was no acquired in-process research and development expense during each of the three months ended September 30, 2023 and 2022.

There was no acquired in-process research and development expense during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of SLS009.

Non-Operating Income

Non-operating income for the three and nine months ended September 30, 2023 and 2022, respectively, was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Change in fair value of warrant liability	$—	$2	$(2)	$4	$39	$(35)
Change in fair value of contingent consideration	—	11	(11)	—	126	(126)
Interest income	94	111	(17)	484	159	325
Total non-operating income	$94	$124	$(30)	$488	$324	$164

Non-operating income of $0.1 million and $0.5 million during the three and nine months ended September 30, 2023, respectively, was primarily interest income earned from our cash and cash equivalents.

Non-operating income of $0.1 million during the three months ended September 30, 2022 was due to interest income earned from our cash and cash equivalents. Non-operating income of $0.3 million during the nine months ended September 30, 2022 was due to interest income earned from our cash and cash equivalents, a decrease in the fair value of the contingent consideration liability driven by an increase in discount rates, and a decrease in the fair value of the warrant liability driven by a decrease in our common stock price.

The change in fair value of warrant liability and change in fair value of contingent consideration are non-cash in nature.

Income Tax Expense

There was no income tax expense for the three and nine months ended September 30, 2023 and 2022. We continue to maintain a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the nine months ended September 30, 2023 and 2022. Through September 30, 2023, we have only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

On October 30, 2023, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with a single institutional investor, or the Investor, pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the Investor, or the October 2023 Registered Direct Offering, 3,100,000 shares of our common stock and 552,300 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 3,652,300 shares of common stock. Each share of common stock and accompanying warrant were sold together at a combined purchase price of $1.0952 and each pre-funded warrant and accompanying warrant were sold together at a combined purchase price of $1.0951. The aggregate gross proceeds to us from the October 2023 Registered Direct Offering were approximately $4.0 million, before deducting placement agents' fees and related offering expenses.

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

On April 16, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, subject to certain restrictions, we may offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent will collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement are offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the nine months ended September 30, 2023, we sold a total of 76,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.59 per share for aggregate net proceeds of approximately $0.3 million. Subsequent to September 30, 2023, we sold a total of 16,000 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $21,000.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3DMed License Agreement pursuant to which we granted 3DMed a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the

3DMed Territory. To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. In November 2022, we announced that we have agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20-25 patients from mainland China. Such participation by 3D Medicines, which we expect to occur in the fourth quarter of 2023, subject to any further delays due to supply chain or other operational reasons, will trigger two development milestone payments totaling $13.0 million. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3DMed License Agreement as of September 30, 2023, which milestones are all variable in nature and not under our control.

Funding Requirements

As of September 30, 2023, we had an accumulated deficit of $209.1 million, cash and cash equivalents of $4.0 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $11.7 million as of September 30, 2023. We expect that our cash and cash equivalents, together with the net proceeds from the October 2023 Registered Direct Offering, will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. The $13.0 million of development milestone payments to us triggered by 3DMed's participation in the REGAL study are variable in nature and not under our control, and therefore are not included in our going concern assumption. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

We will require substantial additional financing to develop any current or future product candidates. If we are unable to obtain additional funding on a timely basis, we will be required to scale back our plans and place certain activities on hold. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include utilizing the Sales Agreement or public and private placements of equity and/or debt securities, which may be subject to lock-up, as well as payments from potential strategic research and development collaborations or licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our product candidates. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(26,585)	$(18,657)
Investing activities	(5,500)	(4,500)
Financing activities	18,929	23,150
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(13,156)	$(7)

Net Cash Used in Operating Activities

Net cash used in operating activities of $26.6 million during the nine months ended September 30, 2023 was primarily attributable to our net loss of $29.2 million, which was partially offset by various net non-cash charges of $2.0 million and a net change in our operating assets and liabilities of approximately $0.6 million. Net non-cash charges were driven by $1.6 million in non-cash stock-based compensation expense and $0.4 million in non-cash lease expense. The net change in our operating assets and liabilities is primarily attributable to an increase in accounts payable and accrued expenses of approximately $1.6 million, partially offset by an increase in prepaid expenses and other current assets of approximately $0.6 million and a decrease in operating lease liabilities of approximately $0.4 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $5.5 million during the nine months ended September 30, 2023 related to license payments made for the acquisition of in-process research and development under the GenFleet License Agreement.

Net cash used in investing activities of $4.5 million during the nine months ended September 30, 2022 related to license payments made for the acquisition of in-process research and development under the GenFleet License Agreement.

Net Cash Provided by Financing Activities

We generated $18.9 million in net cash from financing activities during the nine months ended September 30, 2023, which was due to approximately $18.5 million in net proceeds from the February 2023 Offering, $0.3 million in net proceeds under the Sales Agreement, and $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2023

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: November 9, 2023