Form 10-K
period 2023-12-31
SELLAS Life Sciences Group, Inc.
filed 2024-03-28
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $44,401,259 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 27, 2024, SELLAS Life Sciences Group, Inc. had outstanding 56,267,670 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

•our ability to retain and attract highly-skilled executive officers and employees;

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

•the impact of natural disasters, including climate change, and the impact of health epidemics, on our business;

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
For the Year Ended December 31, 2023

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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report on Form 10-K, entitled “Risk Factors.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

•We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future as we continue development and, subject to positive data and regulatory approval, the commercialization of our product candidates.

•We currently have no source of product revenues. We may never generate such revenues or achieve profitability.

•We will need additional financing to fund our operations and complete the development and, subject to positive data and regulatory approval, the commercialization of our product candidates. If we are unable to raise capital when needed, or our licensing partners are unable to make milestone or other payments in accordance with relevant agreements, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.

•Our lead product candidate galinpepimut-S, or GPS, represents a new therapeutic approach that presents significant challenges.

•Our business, in particular our clinical development programs, has been and may continue to be adversely affected by global health crises.

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

•We have in-licensed a significant portion of our intellectual property from Memorial Sloan Kettering Cancer Center, or MSK, and GenFleet Therapeutics (Shanghai), Inc, or GenFleet. If we breach either or both of our license agreements with MSK and GenFleet, respectively, we could lose the ability to continue the development and potential commercialization of GPS or SLS009 (formerly GFH009), our second product candidate which we in-licensed from GenFleet.

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

•Significant disruptions of information technology systems, computer system failures or cybersecurity incidents could adversely affect our business.

•We will need to secure additional capital which may cause dilution to you and our existing stockholders, provide subsequent investors with rights and preference that are senior to yours, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

•Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel therapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S, or GPS, a peptide immunotherapy directed against the Wilms tumor 1, or WT1, antigen, and SLS009 (formerly, GFH009), a highly selective small molecule cyclin-dependent kinase 9, or CDK9, inhibitor.

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

In January 2020, we commenced in the United States an open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. Under our current assumptions with respect to enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 60 events (deaths) per the protocol will occur in the first half of 2024 and the final analysis after 80 events will occur by the end of 2024. Because these analyses are event driven, they are difficult to predict with any certainty and may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Item 3. Legal Proceedings. As of March 15, 2024, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines, or the 3D Medicines Agreement, and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, pembrolizumab (Keytruda®). In 2020, we, together with Merck, determined to focus on ovarian cancer (second or third line). In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. In November 2023, additional immunobiological and clinical data from the study was presented at the International Gynecologic Cancer Society 2023 Annual Global Meeting which showed a correlation between immune response and progression free survival, or PFS.

In February 2020, a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Enrollment of a target total of 10 evaluable patients was completed at the end of 2022. We reported positive topline safety and efficacy data from this study in June 2023 and positive follow-up immune response and survival data in December 2023.

GPS was granted Orphan Drug Designations, or ODD, from the FDA, as well as orphan medicines designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track designations for AML, MPM, and MM from the FDA.

SLS009

On March 31, 2022, we entered into an exclusive license agreement, or the GenFleet Agreement, with GenFleet Therapeutics (Shanghai), Inc., or GenFleet, a clinical-stage biotechnology company developing cutting-edge therapeutics in oncology and immunology, that grants rights to us for the development and commercialization of SLS009, a highly selective small molecule CDK9 inhibitor, across all therapeutic and diagnostic uses worldwide, except for Greater China.

CDK9 activity has been shown to correlate negatively with OS in a number of cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, melanoma, endometrial, lung, prostate, breast and ovarian. As demonstrated in preclinical and clinical data, to date, SLS009’s high selectivity has the potential to reduce toxicity as compared to older CDK9 inhibitors and other next-generation CDK9 inhibitors currently in clinical development and to potentially be more efficacious.

We completed a Phase 1 dose-escalating clinical trial in the United States and China for SLS009 in mid-2023 and reported positive safety and efficacy data for both patient cohorts, that is relapsed and/or refractory AML and refractory lymphoma. We also established in the trial a recommended Phase 2 dose, or RP2D, of 60 mg for AML and 100 mg for lymphomas.

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial of SLS009 in combination with venetoclax and azacitidine, or aza/ven, in AML patients who failed or did not respond to treatment with venetoclax-based therapies. The Phase 2a trial is evaluating safety, tolerability and efficacy at two dose levels, 45 mg once weekly, and 60 mg once weekly or 30 mg twice a week. In the fourth quarter of 2023, we announced the dosing of the first patient in a Phase 1b/2 open-label, single arm trial in relapsed/refractory, or r/r, peripheral T-cell lymphoma, or PTCL, which will enroll up to 95 patients to evaluate safety and efficacy and, based on results, may serve as a registrational study. This study is funded by GenFleet and is being conducted in China.

In March 2024, we announced positive topline data from the Phase 2a clinical trial of SLS009 in combination with aza/ven in r/r/ AML. A total of 21 patients were enrolled in the study as of March 15, 2024: 10 in the 45 mg safety cohort and 11 in the 60 mg cohort (30 mg twice a week or 60 mg once a week). Response rates observed in the three cohorts were 10% in the 45 mg once a week safety dose cohort (dose level below the RP2D), 20% in the 60 mg once a week dose cohort, and 50% in the 30 mg twice a week dose cohort. Additionally, we observed strong anti-leukemic activity, which is defined as 50% or more bone marrow blast reduction in 67% of patients across all dose levels. Median OS has not been reached in any of the cohorts and the first patient enrolled in the study who achieved a CR continues on the study and remains leukemia-free 9 months after enrollment. During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study. Patients with the identified biomarkers exhibited significantly higher response rates: 100% response rate at the optimal dose level (30 mg twice a week) and 57% response rate across all dose levels. Furthermore, we have clarified the proposed biological basis and mechanism of action for SLS009 activity in patients with these biomarkers. The relevant biomarkers are present in multiple hematologic and solid cancer indications, with a substantial proportion of patients exhibiting them in additional indications, ranging up to ~50% of patients in some indications.

SLS009 was granted ODD for AML and PTCL and Fast Track designations for r/r AML and r/r PTCL by the FDA.

The chart below summarizes the current status of our clinical development pipeline:

Preclinical
Phase 1
Phase 2
Phase 3
GPS for Maintenance in AML CR2/CRp2 (REGAL)
GPS + pembrolizumab in 2nd/3rd Line Ovarian Cancer
GPS + nivolumab in MPM
SLS009 + venetoclax / azacitidine in r/r AML
SLS009 in r/r PTCL
SLS009 in r/r Hematological Malignancies
NIH PIVOT (Pediatric Tumors)

Our Strategy

Our overall goal is to develop multiple oncology product candidates in order to achieve marketing authorization in the United States and the rest of the world. We are particularly focused on developing better treatments for AML, the lead indication for both GPS and SLS009, which will allow us to leverage our clinical development expertise in hematology/oncology and to build a single streamlined commercial infrastructure sufficient for both of our current product candidates.

Products/Pipeline

Galinpepimut-S (GPS): Innovative WT1 Targeting Immunotherapy

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

WT1 is a protein that resides in the cell’s nucleus and participates in the process of cancer formation and progression. As such, WT1 is classified as an “oncogene.” WT1 plays a key role in the development of the kidneys in fetal life, but then almost disappears from normal organs and tissues. In approximately 20 cancer types, WT1 becomes detectable again in at least 50% of tumor pathology specimens in the cells of these cancers. WT1 appears in large amounts (i.e., becomes “overexpressed”) in numerous hematological malignancies, including AML, MM and chronic myeloid leukemia, as well as in many solid malignancies such as MPM, gastrointestinal cancers (such as colorectal cancer), glioblastoma multiforme, triple negative breast cancer, or TNBC, ovarian cancer and small cell lung cancer, or SCLC.

Mechanism of Action in Immune System

GPS is a multi-peptide product that has been modified to enhance the degree and duration of the immune response against the WT1 protein. Two of the four peptides in the peptide mixture comprising GPS are deliberately mutated in a single amino acid residue. These mutated peptides are recognized by the immune system as non-self entities and are therefore less likely to induce immune tolerance. These mutated peptides are designed using artificial intelligence (AI) to elicit strong T-cell response against both mutated peptides and naturally occurring peptides in cancer cells. This concept is called the heteroclitic principle.

We believe that GPS has a mechanism of action that involves direct activation of the patient’s immune system specifically and solely against the WT1 protein. Although the immune system is designed to identify foreign or abnormal proteins expressed on tumor cells, this process is often defective in cancer patients. Typically, patients harboring WT1-positive malignancies have very few or no T-cells specifically reactive or responsive to, and therefore activated by, WT1. T-cells are involved in both sensing and killing abnormal cells, in addition to coordinating the activation of other cells in an immune response. T-cells can be classified into two major subsets, CD4 cells and CD8 cells. CD8 cells, often called cytotoxic T-cells, are characterized by the expression of the CD8 protein on their cell surface. Once activated, cytotoxic T-cells recognize, bind and kill cancer cells marked by abnormal proteins. CD4 cells, known as helper T-cells, are critical to providing the signals necessary for sustained CD8 cell responses and are also capable of exerting direct anti-tumor activity. GPS is designed to elicit both CD4 and CD8 cell immune responses. We believe that the activation of CD8 cells by GPS could lead to direct cancer cell killing, or cytotoxicity, and the eventual establishment of immunologic memory against a WT1-expressing cancer. This occurs by two mechanisms: (i) conversion of some of the activated CD8 cells to memory CD8 cells, and (ii) activation of CD4 cells and the eventual creation of CD4 terminal effector memory cells.

We further believe that cytotoxic CD8 T-cells activated by GPS have been shown to be able to kill up to 10 to 20 WT1-positive cancer cells. Further, with respect to the activation of CD4 cells, we believe that CD4 cells are stimulated to produce WT1-specific helper T-cells, which are able, in turn, to activate cytotoxic T-cells and B-cells. The B-cells “helped” by the helper T-cells produce antibodies to specific WT1 epitopes. The anti-cancer effect is considered to be a result of a combination of all of the above actions, as well as possible additional, less clear, mechanisms involving other immune cell types (e.g., natural killer cells) that are not as widely understood.

The following diagram illustrate GPS’ mechanism of action:

GPS cannot be administered to patients in a water-soluble form, and so it is given under the skin, or subcutaneously. If administered on its own, GPS would rapidly degrade and would not have the opportunity to activate the immune system. Therefore, GPS is mixed with Montanide™, a commercially available, non-specific immune adjuvant composed of a natural metabolizable oil and a very refined emulsifier, creating a water in oil emulsion. The GPS and Montanide emulsion is administered by subcutaneous injection to optimally activate cellular and humoral immune responses in vaccinated patients. Additionally, prior to the administration of GPS, patients receive another immune adjuvant, granulocyte-macrophage colony-stimulating factor, or GM-CSF, to non-specifically stimulate and activate antigen-presenting cells, or APCs, in the vicinity of the subcutaneously injected GPS.

After subcutaneous injection, the WT1 peptides within GPS disperse locally underneath the injection site and at local lymph nodes and are ingested by APCs. Digested peptide fragments are then presented on the surface of APCs to CD8 and CD4 T-cells while simultaneously associated on the cell membrane with major histocompatibility complexes, or MHC, human leukocyte antigen, or HLA, molecules. This process activates the CD4 and CD8 cells and sensitizes them to the key 25 epitopes of WT1, thus initiating the process of short- and long-term T-cell-mediated immunity against WT1.

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

- activation of both CD4 and CD8 T-cells; and

- enhancing immune response and overcoming tolerance (the heteroclitic principle).

Optimal T-cell engagement leading to cancer cell destruction
Immune response data from the final analysis of the Phase 1 clinical study of GPS in MM in 12 evaluable patients that were presented at the 44th Annual Meeting of the European Society for Blood and Marrow Transplantation, or EBMT, in 2018 (Dr. Kohne et al.) showed 75% frequency of either CD8+ or CD4+ responses to an all-pool mixture of WT1-derived antigens after completion of the 12 vaccinations per the study protocol. This evidence of multi-epitope, broad cross-reactivity along the full-length of the WT1 protein is suggestive of epitope spreading, as it emerged across epitopes against which the patients were not specifically immunized. These data corroborate the results of an earlier analysis in mid-2017 and strongly suggest stimulation of T-cells towards intracellular antigen fragments from GPS-induced destruction of tumor cells, which effect is a hallmark of an effective vaccine, e.g., that it is targeting the right epitopes chosen by design.

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
•anticipated cost-effective manufacturing; allogeneic, “off-the-shelf,” vialed subcutaneously administered drug that is not patient-specific; and
•positive Phase 2 clinical data on effectiveness (based on OS in AML and PFS in MM) with good tolerability and a favorable safety profile.

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

GPS Combination Therapy

•Phase 1/2 clinical trial of GPS in combination with the anti-PD-1 therapy pembrolizumab (Keytruda) in ovarian cancer (second or third line) in collaboration with a Merck & Co., Inc., Kenilworth, N.J., U.S. subsidiary (known as MSD outside the United States and Canada), or Merck
Completed; final data reported

•Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo), in patients with MPM who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy
Completed; final data reported

•Phase 1/pilot open-label, non-randomized clinical trial of GPS in combination with nivolumab in patients with WT1-expressing, or WT1+, recurrent ovarian, fallopian tube or primary peritoneal cancer who were in second or greater clinical remission (after their successful first or subsequent “salvage” therapy)
Completed; final data reported

Current AML Treatment Therapies

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

A June 2021 report from Delvelnsight estimates a global market size for AML of $5.09 billion by the end of 2030, with a compound annual growth rate, or CAGR, of 21.85% from 2018 to 2030. The total number of newly diagnosed patients with AML per year in the United States is approximately 20,050 (2022 epidemiological data: American Cancer Society). According to PharmaIntelligence (Informa, April 2022) as AML patients progress through their individual journeys and experience disease progression, the number of patients that ultimately receive a second-line treatment of any kind in the U.S. is roughly 36% (about 7,500 patients) of the stated incident population. The corresponding numbers of second-line treated patients in the key markets of the European Union (Germany, France, Italy and Spain) is approximately 6,520 and of Japan is approximately 3,482. According to CD DiNardo (N Engl J Med 2018; 378:2386-2398) and D Verma (Leuk Lymphoma 2010 May;51(5):778-82), about 50% of patients in second-line achieve complete remission, or CR2 (our Phase 3 REGAL patient population). These figures would substantiate a total of approximately 8,750 clinically appropriate patients for GPS in the referenced key markets.

Until recently, the overall treatment landscape for AML had remained static for decades, as numerous targeted and antiproliferative agents were unsuccessful in providing meaningful long-term clinical benefits, including increments in survival. In recent years, additional drugs have been approved and current standard treatments include chemotherapy (including the fixed molar ratio combination chemotherapy Vyxeos), hypomethylating agents, or HMAs, drugs that target mutations of the isocitrate dehydrogenase type-1 and -2 and the FMS-like tyrosine-protein kinase, FLT3, in patients whose disease harbors these genetic aberrations, the B-cell lymphoma 2 inhibitor venetoclax (in combination with chemotherapy or HMAs), the CD33-targeting antibody-drug conjugate gemtuzumab ozogamicin, and the sonic hedgehog signaling inhibitor glasdegib. Select patients could also undergo an allogeneic hematopoietic, or blood-forming, stem cell transplant, referred to as allo-HSCT. One of the fundamental goals of therapy for AML, both in the upfront and salvage settings, is for the patient to achieve a state of complete remission. Complete remission is defined per consensus criteria by the European Leukemia Net, or ELN, whereby the hematologic and clinical features of the disease are no longer detected. In the first line setting, AML patients who achieve a status of first complete remission, or CR1, have two options for a meaningful long-term benefit: allo-HSCT and maintenance therapy with the oral form of the HMA azacitidine, which the FDA approved for use in the second half of 2020. In the second line setting, i.e., in AML patients who have relapsed and are receiving salvage antileukemic therapy, we are not aware of any therapies, other than allo-HSCT, that have shown through rigorous blinded, randomized, controlled clinical trials to offer a meaningful long-term benefit (either relapse-free or OS) when used as maintenance after patients achieve a status of CR2. Once the disease relapses after second-line therapy, patients have limited options which currently include off-label administration of HMAs, venetoclax in combination with either HMAs or low-dose cytarabine or investigational agents in the context of a Phase 1/2 clinical trial.

AML as lead indication for GPS Program

We chose AML, for which we have been granted Fast Track and ODD by the FDA, as our lead indication for GPS for the reasons outlined below:

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

•the almost universal expression of WT1 in leukemic blasts, which are AML’s replicating malignant cells, as well as leukemic stem cells, or LSCs, cells that are or become extremely resistant to standard chemotherapy or targeted agent approaches and which can be realistically eradicated only with immunotherapy methods (including allo-HSCT). LSCs have been shown to be susceptible to targeting by cytotoxic T-cells (CD8 and CD4 cells) stimulated against leukemia-associated antigens and we believe this will be the case for GPS;

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

•the advent of modern immunotherapeutics in cancer and the promise of an innovative, off-the-shelf potentially effective, low adverse event burden immunotherapy to prevent or delay relapse in patients once they achieve complete remission status in AML, a disease that has historically been associated with dearth of deep and sustained responses to checkpoint inhibitors; and

•evidence from our completed Phase 1 and Phase 2 clinical trials that administration of GPS can lead to extended relapse free survival and OS especially in patients who demonstrated clear WT1 specific CD4 and/or CD8 immune response to GPS administration.

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

The REGAL study was expected to enroll approximately 125 to 140 patients (not including potentially 20-25 patients from mainland China) at approximately 95 clinical sites in North America, Europe and Asia. In the fourth quarter of 2023, we announced that we had exceeded our target enrollment of 105 patients (excluding the approximately 20-25 patients intended for enrollment in mainland China) and exceeded the number of patients needed for the pre-specified interim and final analyses (60/80). In March 2024, we announced the completion of enrollment.

The protocol specifies that the study will have a planned interim safety, efficacy and futility analysis after 60 events (deaths). In addition, the charter for the Independent Data Monitoring Committee, or IDMC, for the REGAL study provides that the IDMC may conduct risk-benefit assessments at earlier points in the clinical trial. The IDMC has met several times to perform these prespecified risk-benefit assessments of unblinded data from the study and have recommended in each instance that the trial continue without modifications. Based upon our current assumptions with respect to completion of enrollment and the estimated survival times for both the treated and control groups, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 60 events per the protocol will occur in the first half of 2024 and that the final analysis after 80 events will occur by the end of 2024. Because these analyses are event driven, they are difficult to predict with any certainty and may become available at different times than currently expected.

We have agreed with our partner in China, 3D Medicines, for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20-25 patients from mainland China. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. In December 2023, we announced that we had commenced a binding arbitration proceeding administered by the Hong Kong International Arbitration Centre, which proceeding will be governed by New York law as per the terms of the 3D Medicines Agreement. We commenced the proceeding after having exhausted the dispute resolution provisions in the 3D Medicines Agreement to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement as well as 3D Medicines' failure to use commercially reasonable best efforts to develop GPS in accordance with the terms of the agreement. See Item 3. Legal Proceedings.

The key features and schema of this study are shown in the following graphic:

Phase 1 clinical trial of 3D189 in China

In January 2022, 3D Medicines submitted an Investigational New Drug, or IND, application to initiate the first clinical trial in China for 3D189, also known as GPS. The IND for the Phase 1 clinical trial, which is investigating safety, was accepted by China’s National Medical Products Administration, or NMPA, and the trial commenced in mid-2022. 3D Medicines is responsible for all expenses related to executing the trial in China. In the second quarter of 2022, we received a $1.0 million milestone payment which was triggered by the NMPA’s approval of the IND. Enrollment in this study has been completed.

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

GPS Combination Therapy with Checkpoint Inhibitors

Phase 1/2 Clinical Trial of GPS in Combination with Pembrolizumab

Given the potential immunobiologic and pharmacodynamic synergy between GPS and an immune check-point inhibitor (e.g., PD-1 inhibitor), we entered into a Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada), to assess the efficacy and safety of GPS in combination with Merck’s anti-PD-1 therapy pembrolizumab with exploratory long-term follow-up for OS and safety. In December 2018, we, in collaboration with Merck, initiated a Phase 1/2 open-label, non-comparative, multicenter, multi-arm clinical trial of GPS in combination with pembrolizumab in patients with WT1-positive advanced cancers, including both hematologic malignancies and solid tumors. We, together with Merck, determined to focus on 2nd or 3rd line WT1+ relapsed or refractory ovarian metastatic cancer as the primary indication for the study.

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

Epithelial cancer of the ovary, or ovarian cancer, is a relatively common gynecologic cancer that develops insidiously, and hence is associated with vague or no symptoms that would urge patients to seek medical attention. Not surprisingly, most women with ovarian cancer present with advanced (at least locally or regionally, and often systemically spread) disease. Ovarian cancer is managed with initial surgical resection followed by platinum-based chemotherapy. During the past decade, incremental advances in chemotherapy, and the introduction of targeted therapies (such as poly-ADP-ribose polymerase inhibitors and several others) and specially formulated compounds (such as liposomal anthracyclines) have resulted in improved survival and in more effective treatment of relapsed disease. In addition, a better understanding of genetic risk factors, along with aggressive screening, has permitted a tailored approach to preventive strategies, such as bilateral salpingo-oophorectomy in selected women along in specific patient populations genetically predisposed to this cancer (such as those harboring genetic alterations of the BRCA gene family). Although a complete clinical remission following initial chemotherapy can be anticipated for many patients, a review of “second-look” laparotomy, when it was often performed as a matter of routine care, indicates that less than 50% of patients are actually free of disease. Furthermore, nearly half of patients with a negative “second-look” procedure relapse and require additional treatment. Many patients will achieve a CR2 clinical response with additional chemotherapy. However, almost all patients will relapse after a short remission interval of nine to 11 months, with median OS of nine to 12 months. Effective strategies, such as introduction of novel immunotherapies, to prolong remission or to prevent relapse are required, as subsequent remissions are of progressively shorter duration until chemotherapy resistance broadly develops, leading to eventual disease-related demise.

The purpose of the study was to determine if the administration of GPS in combination with pembrolizumab has the potential to demonstrate clinical activity in the presence of macroscopic disease, where monotherapy with either agent would have a more limited effect. This study was the first clinical trial of GPS in a patient population harboring overt bulky disease. The negative influence of TME factors on the immune response is predicted to be mitigated by PD1 inhibition (by pembrolizumab), thus allowing the patient's own immune cells to invade and destroy cancerous growth deposits specifically sensitized against WT1 (by concomitantly-administered GPS). The endpoints of the study were safety, immunobiological response, overall response rate (as measured by “response evaluation criteria in solid tumors”, or RECIST), progression free survival and OS and other analyses of interest. GPS has been designed as maintenance therapy in order to provide an OS benefit after patients reach MRD status or complete remission. The final topline data from this study demonstrated that the combination of GPS and pembrolizumab could halt or slow down the progression in highly active disease refractory to other therapies.

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

In November 2023, additional immunobiological and clinical data from the study for 16 safety and efficacy evaluable patients who had follow-up cross-sectional imaging (CT/MRI) were presented at the International Gynecologic Cancer Society 2023 Annual Global Meeting:

•WT1-specific T-cell (CD8 and CD4) immune response data showed a positive trend over time post-baseline with highest consistency and potential biomarkers for consistency being IFNγ and MIP1β.

•GPS in combination with pembrolizumab was strongly immunogenic, as evidenced by the positive T-cell responses seen post-vaccination.

◦42.8% of patients (6/14) achieved CD8 T-cell immune response.

◦85.7% of patients (12/14) achieved CD4 T-cell immune response.

•A correlation between WT1 specific T-cell immune responses (CD8 or CD4) and PFS was observed in a subset of analyzed patients with 41% longer PFS in patients with recorded immune response vs without (p=0.025).

GPS Combination Therapy with Nivolumab for MPM

A single-center, open-label, single-arm, non-randomized investigator-sponsored Phase 1 trial of concomitant administration of GPS in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo) was initiated in February 2020 at MSK in patients with MPM who have previously received treatment with pemetrexed-

based chemotherapy and have measurable disease on imaging, either due to residual disease after prior treatment or recurrent disease. We provided GPS and Bristol-Myers Squibb provided nivolumab for this study.

The principal investigator for the study was Dr. Marjorie G. Zauderer, MD, Co-Director, Mesothelioma Program and Associate Attending Physician in the Thoracic Oncology Service, Department of Medicine at MSK. The purpose of the trial was to determine if the administration of GPS in combination with nivolumab has the potential to demonstrate antitumor immune responses and meaningful clinical activity in the presence of macroscopic disease in MPM patients. The study also investigated the tolerability of the combination, evaluated the immunogenicity of the two agents administered together, by CD4+ and CD8+ T-lymphocytes (both peripherally and at the tumor site), and gauged the degree of clinical benefit by assessment of the overall response rate with the combination in comparison with that reported with nivolumab alone in historical comparable patient populations.

With approximately 3,300 cases in the United States each year, accompanied by a rising incidence in developing countries, MPM is notoriously difficult to treat and can lead to poor clinical outcomes with respect to both OS and progression-free survival, especially for those patients with the sarcomatoid variant who show a median OS of approximately 4.0 to 5.0 months. In relapsed and refractory patients who progressed after the first line standard of care pemetrexed, a similar patient population to that in the GPS nivolumab combination trial, the common treatment regimen is vinorelbine and OS in those patients is reported to be between 4.5 and 6.2 months. In patients treated with other chemotherapy regimens, such as carboplatin and irinotecan, median OS is reported to be approximately 7.0 months.

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

Study enrollment (target total n=10) was completed at the end of 2022. In June 2023, we reported positive topline safety and efficacy data from the study:

•Nine of the 10 patients enrolled received at least three doses of GPS, with the third GPS dose given in combination with nivolumab.

•All enrolled patients had either received and progressed with or were refractory to frontline pemetrexed-based chemotherapy.

•Median OS in patients who received the combination therapy (9/10 patients) was 70.3 weeks (17.6 months) and 54.1 weeks (13.5 months) for all 10 patients (nine patients with combination therapy and one GPS only patient). Median OS for patients who entered the study as Stage IV patients was 62.3 weeks (15.6 months). OS was calculated as the time from cessation of the most recent previous therapy until confirmed death or most recent data update for patients who still alive.

•Median PFS for all patients was 11.9 weeks.

•DCR was 30% with three patients achieving stable disease per RECIST criteria with the tumor volume decrease of up to 17%.

•As expected in this high-risk advanced cancer population, all patients experienced adverse events, unrelated and related. Seven out of 10 patients (70%) had treatment related toxicities and six (60%) had nivolumab related toxicities. Grade 3, or G3, and higher toxicities were observed in three patients (30%). None of the G3 and higher toxicities were related to GPS. GPS related toxicities were observed in three patients (30%), all were Grade 1, or G1, and included G1 skin induration at the site of injection/injection site reaction and/or fatigue in two patients and G1 dizziness and non-cardiac chest pain, each in one patient.

•Of the 10 evaluable patients, eight were male and two were female, with a median age of 69 years. Sixty percent of entered the study as Stage III or IV patients. Initial tumor stages were I (one patient), II (three patients), III (two patients) and IV (four patients).

•All patients had MPM epithelioid and/or sarcomatoid variant, a tumor which universally expresses WT1.

In December 2023, we reported positive follow-up immune response and survival data:

•The median OS among patients who did not have an immune response to GPS was 9.0 months; the median OS for patients who had an immune response to GPS was 27.8 months, which was more than three times longer (208.3% increase) than for those patients without an immune response. Among the nine evaluable patients, four patients had a CD4+ immune response (44.4%) and three patients had a CD8+ immune response (33.3%) to GPS. Three patients had both CD4+ and CD8+ immune responses (33.3%).

•Among patients who had a full immune response (both CD4+ and CD8+) to GPS, two patients achieved an objective response (66.7%), while among the patients who did not have an immune response to GPS one patient achieved an objective response (14.3%).

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

SLS009: Highly Selective Next Generation CDK9 Inhibitor

Overview

SLS009 is a next generation highly selective CDK9 inhibitor which we in-licensed from GenFleet in March 2022. We have worldwide development and commercialization rights, except for Greater China. See Strategic Collaborations and License Agreements - Exclusive License Agreement with GenFleet Therapeutics (Shanghai), Inc. CDK9 activity has been shown to correlate negatively with OS in several cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, melanoma, endometrial, lung, prostate, breast and ovarian cancer.

Mechanism of Action

CDK9 is a major cancer target. CDK9, together with cyclin T1, forms positive transcription elongation factor b, or P-TEFb, which plays an important role in allowing long RNA strands to be quickly transcribed. P-TEFb is crucial for the synthesis of some of the key proteins necessary for survival of cancer cells, including short-lived proteins such as MCL-1, which is a key anti-apoptotic (preventing programmed cell death) protein, and oncogenes such as c-MYC. These proteins must be constantly replenished for cancer cells to survive. Inhibition of CDK9 can decrease the levels of MCL-1 and c-MYC which can result in apoptosis and cell cycle arrest. Cyclin-dependent kinases, or CDKs, play a role not only in cancer cells but also healthy cells. Drug candidates that broadly target CDKs, i.e., those with lower specificity, can have issues with toxicity because healthy cells as well as cancer cells are targeted. The first generation of CDK9 inhibitors worked across many CDK targets in addition to CDK9. These first-generation drug candidates showed some clinical activity but had significant toxicity due to low specificity. Next generation CDK9 inhibitors, including SLS009, have potential for higher specificity for CDK9 and lack of binding to other CDKs, potentially resulting in less toxicity and more consistent clinical activity.

Key Attributes

Higher selectivity: In preclinical studies, SLS009 has demonstrated higher selectivity for CDK9 than other members of the human kinome when compared to other non-oral CDK9 inhibitors currently in active clinical development in the United States for hematological cancers, including AZD-4573 being developed by AstraZeneca and enitociclib (VIP152) being developed by Vincerx Pharma. The human kinome is a set of all 538 kinases, which are enzymes that play essential functions by catalyzing protein phosphorylation. SLS009 has been shown to block activity of fewer kinases, other than CDK9, than these competing development candidates which, as demonstrated in clinical trials, has resulted in a better safety profile with fewer treatment related adverse events.

Higher anti-cancer activity: The preclinical data below is a comparison of SLS009 and an exact molecular copy of enitociclib (VIP152) (shown in the graphs as GFC002). The top table shows the maximal inhibitory concentration, which is the amount of drug that is needed to inhibit survival of cancer cells, across different cell lines of cancer in vitro. Across multiple cancer cell line histologies, a smaller concentration of SLS009 is needed to achieve the same inhibitory effect as compared to the exact molecular copy of enitociclib (VIP152). In a mouse AML xenograft model, the lowest tumor growth and the highest AML cell killing was achieved by SLS009. In this mouse model, there was significantly more toxicity, including weight loss, observed with enitocliclib (VIP152) treated mice.

Cell lines	SLS009 IC50 (72h)	VIP152 IC50 (72h)
AML	4.8 ~33 nM	15.9 ~136 nM
Lymphoma	10.6~77.9 nM	16.6 ~138 nM
MM	33.6 ~151 nM	51.4 ~397 nM
ALL	13.4~35.7 nM	42.3 ~68.6 nM
CLL	25 nM	40.7 nM

Pharmacokinetic, or PK, Data: PK data observed from the completed Phase 1 trial are shown below. PK data show the relationship between the dosing regimen and the body’s exposure to a drug as indicated by the concentration time curve. An important component of the mechanism of CDK9 inhibition in cancer is to achieve very high concentration immediately which then shuts down the cancer cell and leads to apoptosis, while quickly ramping down so that there is not apoptosis of neutrophils. PK analyses were made for both twice a week dosing regimen (BIW cohorts) and once a week dosing regimen (QW cohorts).

BIW cohorts: The PK analysis result showed that after intravenous infusion of 2.5 mg (N=1), 4.5 mg (N=5), 9 mg (N=8), 15 mg (N=11), 22.5 mg (N=7), 30 mg (N=8), and 40 mg (N=3) of SLS009 twice a week (BIW, administered on the first and second days of each week for one hour), the plasma concentration reached peak at the end of the infusion. The exposure parameters (Cmax and AUC) of SLS009 increased in an approximately proportional manner in the dose range 2.5 mg to 40 mg. The PK profiles in single and repeated administration were comparable.

QW cohorts: After intravenous infusion of 30 mg (N=7), 45 mg (N=8), and 60 mg (N=9) of SLS009 once a week (QW, administered on the first day of each week for four hours), the plasma concentration-time profiles were comparable to those of BIW administration, indicating a similar characterization of distribution and metabolism. The plasma concentration reached peak at the end of the infusion. The exposure parameters (Cmax and AUC) of SLS009 increased in an approximately proportional manner with the dose range 30 mg~60 mg. After QW administration, there was no obvious accumulation of SLS009.

Comparison of twice a week and once a week dosing regimens is shown below.

Pharmacodynamic, or PD, Data: The graphs below show certain correlative pharmacodynamic data from the completed Phase 1 study. At higher dose levels, a pattern of drug induced decreases in two biomarkers commonly used for assessing pharmacodynamics of CDK9 inhibitors, MCL1 and MYC, is seen. These data are important in that we believe they demonstrate that SLS009 is translating CDK9 inhibition into a meaningful suppression of cancer associated proteins. MCL1 is a key antiapoptotic protein which is difficult to inhibit directly. It is postulated that CDK9 inhibitors can indirectly inhibit MCL1. We believe that these PD data demonstrate that SLS009 does inhibit MCL1. MYC is a key driver in many cancers, both hematological and solid tumors. We believe that the data presented below demonstrate meaningful MYC suppression.

MCL1 (AML)
MYC (AML)
MCL1 (Lymphoma)
MYC (Lymphoma)
AML
Lymphoma
mRNA expression percent to pre-dose (%)
C1D1 pre-dose
C1D 0.5h (BIW EOI)
C1D1 2h
C1D 4h (/QW EOI)
C1D1 7h
C1D1 10h
C1D1 24h
9mg AML_BIW (n=3)
15mg AML_BIW (n=6)
22.5mg AML_BIW (n=4)
30mg AML_BIW (n=2)
40mg AML_BIW (n=3)
30mg AML_QW (n=3)
45mg AML_QW (n=5)
4.5mg lymphoma_BIW (n=5)
9mg lymphoma_BIW (n=5)
15mg lymphoma_BIW (n=5)
22.5mg Lymphoma_BIW (n=3)
30 mg lymphoma_BIW (n=5)
30 mg lymphoma_QW (n=4)
45 mg lymphoma_QW (n=3)
60 mg lymphoma_QW (n=5)

Efficacy in venetoclax resistant disease: Venetoclax, in combination with hypomethylating agents, is a key component of treatment for AML across all patient categories, especially older patients, who are the vast majority of AML patients. We believe that SLS009 has potential as a treatment option for AML patients who are r/r to venetoclax. We observed in the Phase 1 study that a r/r AML patient achieved a complete response and four additional r/r AML patients achieved greater than or equal to 50% decrease in bone marrow blasts which includes patients who had prior treatment with venetoclax. To our knowledge, as of March 1, 2024, SLS009 is the only CDK9 inhibitor for which a complete response as monotherapy in r/r AML has been reported. See Phase 1 Clinical Trial.

Phase 1 Clinical Trial

The Phase 1 dose-escalating clinical trial in the United States and China for SLS009 was completed in 2023. The study evaluated both twice-a-week and once-a-week dosing and the indications were r/r AML, chronic lymphocytic leukemia, or CLL, small lymphocytic leukemia, or SLL, and lymphoma. The primary goal of the trial was to establish the RP2D which was established at 60 mg for AML and 100mg for lymphomas.

Two dosing regimens were tested in incremental SLS009 dose levels from 2.5 mg to 100 mg, either twice a week, or BIW, dosing regimen or once a week, or QW, dosing regimen. A total of 34 patients were treated in the AML cohort and 52 patients in the r/r lymphoma cohort. Among the 52 r/r lymphoma patients, 15 were diagnosed with PTCL.

For the cohort of patients with AML and with lymphomas, all key study objectives regarding PK, PD, safety and clinical activity data were met:

Efficacy:

AML cohort:

•Anti-tumor activity and clinical responses across groups and dose levels were observed, indicating a broad therapeutic index. Meaningful cell killing activity was defined as ≥50% reduction in blasts in the bone marrow.
◦AML cohort: cell killing activity observed at the following dose levels:

▪9 mg BIW: 50.0% bone marrow blast (BMB) reduction;

▪15 mg BIW: 53.8% BMB reduction;

▪30 mg QW: 57.1% BMB reduction;

▪45 mg QW: 61.3% BMB reduction;

▪60 mg QW: 77.3% BMB reduction.

◦Durable complete remission (CR) with no MRD in one patient with AML who had failed prior aza/ven therapy was achieved. The duration of the CR was eight months. Historic, best available therapy median OS for patients relapsed after aza/ven is estimated at 2.5 months.

Lymphomas cohort:

•Among 34 evaluable r/r lymphoma patients, five (14.7%) achieved a clinical response with a reduction in tumor burden of up to 62%.

•An additional seven patients (20.6%) achieved stable disease, or SD, resulting in an overall DCR of 35.3%.

•In the subgroup of PTCL patients, four out of 11 (36.4%) evaluable patients achieved a clinical response.

Safety:

AML cohort:

•No dose limiting toxicities and no higher grade non-hematologic toxicities of any kind were observed.

•Some hematologic toxicities were difficult to determine in patients with hematologic cancers but were short in duration and reversible.

Lymphomas cohort:

•There were no drug-related fatalities at any dose level, and the drug was well tolerated.

•In patients treated with BIW dosing regimen, no significant safety events appeared to be dose-dependent.

•In patients receiving the QW dosing regimen, ≥ G3 treatment-related adverse events, or TRAEs, occurred, primarily hematologic events, at higher dose levels.

•Non-hematologic toxicities were rare across all dose levels with five out of 52 patients (9.6%) experiencing higher grade toxicities, including hypokalemia (3/52 patients, 5.8%), upper respiratory tract infection (1/52 patients, 1.9%) and increase in bilirubin (1/52 patients, 1.9%).

•Maximum Tolerated Dose, or MTD, was not reached with only 1/5 patients at the highest dose level studied (100 mg) experiencing a dose-limiting toxicity, or DLT.

•No DLTs were observed at any other dose level, and there were no unexpected toxicities across the study.

PK Data:

AML cohort:

•Achieved desired 24 hours > IC90 peripheral blood concentrations after the first infusion, with IC90 concentrations resulting in up to 97% cancer cells killed.

Lymphomas cohort:

•Exposure parameters (maximum concentration, or Cmax, and area under curve, or AUC) increased in an approximately proportional manner with the dose range of 30 mg~60 mg QW. The exposure of 100 mg was the highest, and the mean plasma concentration remained above IC90 for the longest time period (nearly 50 hours).

PD Data:

AML cohort:

•Achieved desired levels of MCL1 and MYC suppression in peripheral blood with decrease in MCL1 or MYC observed in 97% (66/68) of analyzed patients. A trend of proportionally increased maximum inhibition of MCL1 and MYC observed among higher doses (22.5 mg to 60 mg) in both AML and lymphoma patients, which is more prominent in QW cohorts compared to BIW cohorts. QW regimen was able to induce longer sustained inhibition (at least 6 hours) of MCL1 and MYC than BIW treatment, allowing longer period for CDK9 inhibition to induce cancer cell apoptosis.

Lymphomas cohort:

•Desired levels of suppression in peripheral blood were achieved, leading to a decrease in MCL1 or MYC biomarkers in all (100%) studied patients. Biomarker suppression was dose-dependent in patients receiving QW dosing. The biomarkers studied included MYC and MCL1 with SLS009 administration resulted in biomarkers suppression across dose levels in both administration regimens (BIW and QW) and a dose-dependent decrease in QW groups. 100mg QW dose level resulted in the longest sustained inhibition of both MCL1 and MYC.

Phase 2 Development Program

Phase 2a clinical trial in AML patients

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial of SLS009 in combination with aza/ven in AML patients who failed or did not respond to treatment with venetoclax-based therapies. The trial is designed to evaluate safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg QW, and 60 mg QW or 30 mg BIW, in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the primary endpoints are complete response composite rate and duration of response. Additional endpoints include event free survival, OS, and PK and PD assessments. The trial includes several sites in the United States, will enroll a minimum of 20 patients and, based on initial results, may be expanded into a registrational trial.

In the fourth quarter of 2023, we completed enrollment in the 45 mg QW dose cohort in the Phase 2a study and reported positive initial topline data. We also commenced enrollment of the 60 mg dose cohort with patients randomized to one of two groups, 60 mg fixed dose QW or 30 mg fixed dose BIW. Each group will enroll approximately five to 10 patients.

In March 2024, we announced positive topline data from the Phase 2a STUDY of SLS009 in combination with aza/ven in r/r AML. As of March 15, 2024 data cutoff, 21 patients were treated. All patients were diagnosed with AML refractory to or relapsed after venetoclax containing regimens. 20 out of 21 (95%) enrolled patients had adverse/high-risk cytogenetics and 1 patient (5%) had intermediate cytogenetics. Median age was 70 and 19/21 (90.5%) of patients were older than 60.

Efficacy:

A total of 21 patients were enrolled in the study as of March 15, 2024: 10 in the 45 mg safety cohort and 11 in the 60 mg cohort (2 x 30 mg twice a week or 60 mg once a week).
•10% response rate in the 45 mg QW safety cohort (dose level below the RP2D).
•20% response rate in the 60 mg QW cohort.
•50% response rate in the 60 mg, 2 x 30 mg BIW cohort.
•Observed strong anti-leukemic activity, defined as 50% or more bone marrow blast reduction in 67% of patients across all dose levels.
•Median survival rate has not been reached in any of the dose levels.
•The first patient enrolled in the study who achieved a complete response (CR) continues on the study and remains leukemia-free 9 months after enrollment.
Biomarkers:

•During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study.
•Patients with the identified biomarkers exhibited significantly higher response rates:
•100% response rate at the optimal dose level (30 mg BIW).
•57% response rate across all dose levels.
•Furthermore, we have clarified the proposed biological basis and mechanism of action for SLS009 activity in patients with these biomarkers.
•The relevant biomarkers are present in multiple hematologic and solid cancer indications, with a substantial proportion of patients exhibiting them in additional indications, ranging up to ~50% of patients in some indications.
Safety:

•SLS009 in combination with aza/ven has been well-tolerated at all tested dose levels.
•No DLTs at any of the studied dose levels and no treatment-related high-grade (≥G3) toxicities were observed.
•Hematologic toxicities profile was consistent with aza/ven standalone treatment.

Patients with AML that fail venetoclax-based therapies have limited treatment options and a poor prognosis with a median OS of approximately 2.5 months. See Current AML Treatment Therapies for more information on the AML treatment landscape.

Additional data from the 60 mg dose cohort are expected in the second quarter of 2024.

Phase 1b/2 in PTCL

The first patient in a Phase 1b/2 trial evaluating SLS009 in r/r PTCL was dosed in the fourth quarter of 2023. The open-label, single-arm trial will enroll up to 95 patients to evaluate safety and efficacy and, based on the results, may serve as a registrational study. This initial PTCL study is fully funded by GenFleet and is being conducted in China. We expect to report initial topline data from the study in the second quarter of 2024.

Phase 1b/2 in Combination with Brukinsa® in Diffuse Large B-Cell Lymphoma (DLBCL)

In March 2024, GenFleet announced that it entered into a collaboration and supply agreement with BeiGene Switzerland GmbH to initiate a combination study of SLS009 and Brukinsa (zanubrutinib), a BTK inhibitor, in r/r DLBCL and the first patient was dosed in the trial. The open-label, single-arm multi-center trial will be conducted in two parts. In the Phase 1b portion, 6-18 patients will be enrolled. In the Phase 2 portion, approximately 45 patients will be enrolled. This study is funded by GenFleet and is being conducted in China.
Preclinical Studies

In August 2022, we announced results from preclinical in vitro studies for SLS009 in AML cell lines. The in vitro studies were conducted at an independent third-party contract research organization, and utilized the following cell lines based on their unique characteristics in combination with SLS009’s mechanism of action: RH30, a pediatric soft tissue sarcoma cell line that is a model for studying high-risk pediatric rhabdomyosarcoma, NCI-H209, a small cell lung cancer cell line characterized by the loss of function of two major tumor suppressor genes, RB1 and TP53, and which also expresses MCL-1, a major target of CDK9 inhibition, SKOV-3, an ovarian cancer cell line containing the wild type BRCA1 gene and highly expresses CDK9, and OCI-AML-2, an AML cell line that develops resistance to venetoclax. The data showed that SLS009 demonstrated significant anti-tumor effects in all four selected cell lines. In three out of the four cell lines, SLS009 inhibited cancer cell growth by 90 to 100 percent.

In August, we announced results from a new preclinical in vitro study for SLS009 in neuroendocrine prostate cancer, or NEPC. The data shows that SLS009 demonstrated significant anti-tumor effects in the selected cell line at nanomolar concentrations and, in certain samples, complete growth inhibition with no viable cancer cells. Additionally, in December 2022, we announced results from a preclinical in vivo study for SLS009 that demonstrated robust inhibition of tumor growth in a mouse xenograft model of SCLC. SLS009 was tested against NCI-H209 SCLC xenografts in athymic nude mice in four treatment groups of eight mice each (n=32) consisting of SLS009 alone, olaparib (a PARP inhibitor) alone, a combined regimen of SLS009 and olaparib, and a vehicle control. Treatments were initiated after tumor xenograft volumes exceeded 120 mm3 in each animal group and mice were subsequently sacrificed after mean tumor volume exceeded 1,500 mm3 in the control group. SLS009 treated mice exhibited a 40.4% decrease in mean tumor growth compared to the control group in this very aggressive cancer model which had a tenfold increase in average tumor volume over 20 days. Strongest effects were observed with SLS009 in combination with olaparib, with mean tumor growth decreased by 72.3%. Treatment with olaparib alone resulted in a 30.2% mean decrease in tumor growth. No significant toxicity or safety concerns were observed in any of the treatment groups.

PIVOT Program

In December 2022, we announced that SLS009 will be evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. SLS009 testing through the program involves a three-phase research plan for PK, tolerability, and efficacy in pediatric tumors. In the first phase, PIVOT principal investigators will conduct PK experiments to confirm the appropriate dose and route administration for SLS009. In the second phase, tolerability of the dose and route of administration selected from the PK phase will be determined. In the last phase, monotherapy in vivo efficacy testing for SLS009 will be performed by PIVOT investigators. Studies will be supported through cooperative agreement grants from the NCI to the seven PIVOT research programs performing the testing and a centralized coordinating center.

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

•Memorial Sloan Kettering Cancer Center for pediatric sarcomas and other solid tumors

•Children's Hospital of Chicago for orthotopic CNS tumors

•Children’s Cancer Inst Australia for acute lymphoblastic leukemia

•Children’s Hospital of Philadelphia for neuroblastoma

The first phase of the program, pharmacokinetics, has been successfully completed and dosing regimens have been developed. The second phase of the program, tolerability, is currently in progress and is projected to be completed at all sites in the first half of 2024. The final phase of the program, efficacy, is in progress at certain sites and will have commenced at all sites by the second quarter of 2024. We expect to report relevant data from the program in the second half of 2024.

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

Merck & Co., Inc. Clinical Trial Collaboration and Supply Agreement

In September 2017, we entered into a clinical trial collaboration and supply agreement through a Merck subsidiary, whereby we agreed with the Merck subsidiary to collaborate on a clinical program to evaluate GPS as it is administered in combination with their PD-1 inhibitor pembrolizumab in a Phase 1/2 clinical trial enrolling patients in up to five cancer indications, including both hematologic malignancies and solid tumors.

The Phase 1/2 clinical trial was designed to explore the combination of GPS plus pembrolizumab in patients with WT1+ relapsed or refractory tumors in both solid tumor and hematological cancer indications and to assess the efficacy and safety of the combination, comparing overall response rates and immune response markers achieved with the combination compared to prespecified rates based on those seen with pembrolizumab alone in comparable patient populations. This trial was initiated in December 2018. In 2020, we, together with Merck determined to focus on ovarian cancer (second or third line). We reported updated clinical and initial immune response data from this study in June 2021. In February 2022 we reported that we had completed enrollment of 17 evaluable patients in this study. In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population and presented final data from this study at the International Gynecologic Cancer Society 2023 Annual Global Meeting in November 2023.

Exclusive License Agreement with 3D Medicines Inc.

In December 2020, we, together with our wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines pursuant to which we granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS, or GPS-Plus, product candidates, or the GPS Licensed Products, for all therapeutic and other diagnostic uses in Greater China, or the 3DMed Territory. The license is exclusive, except with respect to certain know-how that has been non-exclusively licensed to us and is sublicensed to 3D Medicines on a non-exclusive basis. We have retained development, manufacturing and commercialization rights with respect to the GPS Licensed Products in the rest of the world.

In partial consideration for the rights granted by us, 3D Medicines agreed to pay us (i) a one-time upfront cash payment of $7.5 million in order to reimburse us for certain expenses incurred with respect to the development of the GPS Licensed Products prior to execution of the 3D Medicines Agreement, and (ii) milestone payments totaling up to $194.5 million in the aggregate upon the achievement of certain technology transfer, development and regulatory milestones, as well as certain net sales thresholds of GPS Licensed Products in the 3DMed Territory in a given calendar year.

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

The 3D Medicines Agreement will expire on a GPS Licensed Product-by-GPS Licensed Product and region-by-region basis on the date of the expiration of all of 3D Medicines’ payment obligations to us. Upon expiration of the 3D Medicines Agreement, the license granted to 3D Medicines will become fully paid-up, perpetual and irrevocable. Either party may terminate the 3D Medicines Agreement for the other party’s material breach following a cure period or upon certain insolvency events. We may terminate the 3D Medicines Agreement if 3D Medicines or its affiliates or sublicensees challenge the validity or enforceability of the licensed patents. At any time following the two-year anniversary of the effective date, 3D Medicines has the right to terminate the 3D Medicines Agreement for convenience, subject to certain requirements. 3D Medicines may terminate the 3D Medicines Agreement upon prior notice to us if the grant of the license to 3D Medicines is prohibited or delayed for a period of time due to a change of U.S. export laws and regulations.

The 3D Medicines Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature.

Under the 3D Medicines Agreement, we achieved regulatory milestones relating to agreement upon and completion of a technology transfer plan in March 2021 and June 2021, respectively, for $1.0 million each and upon approval by the NMPA in March 2022 of an IND for a Phase 1 study, which triggered a $1.0 million milestone payment to us. A total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the 3D Medicines Agreement.

We entered into a Side Letter Agreement with 3D Medicines, dated December 5, 2022, or Side Letter, arising from our agreement with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. The Side Letter, together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study.

In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines regarding, among other things, the trigger and payment of relevant milestone payments due to us as well as 3D Medicines' failure to use commercially reasonable best efforts to develop GPS in accordance with the terms of the agreement. See Item 3. Legal Proceedings.

Exclusive License Agreement with GenFleet Therapeutics (Shanghai), Inc.

On March 31, 2022, or the GenFleet Agreement Effective Date, we entered into a License Agreement, or the GenFleet Agreement, with GenFleet pursuant to which GenFleet granted to us a sublicensable, royalty-bearing license, under certain of its intellectual property, to develop, manufacture and have manufactured, and commercialize a small molecule CDK9 inhibitor, or the CDK9 Licensed Product, for the treatment, diagnosis or prevention of disease in humans and animals in all territories other than Greater China, or the SLS009 Territory. The CDK9 inhibitor, known as SLS009, is currently in a Phase 1 clinical trial in the United States and China.

In consideration for these rights, we agreed to pay to GenFleet (i) an initial payment of $10.0 million as an upfront license fee and for a technology transfer, $4.5 million of which was paid within 30 days of the GenFleet Agreement Effective Date and $5.5 million of which is due upon the first day of the 15th calendar month following the GenFleet Agreement Effective Date, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds of CDK9 Licensed Products in the SLS009 Territory in a given calendar year.

We also agreed to pay GenFleet tiered royalties based upon a percentage of annual net sales of CDK9 Licensed Products in the SLS009 Territory ranging from the low to high single digits. The royalties are payable on a CDK9 Licensed Product-by-CDK9 Licensed Product and region-by-region basis commencing on the first commercial sale of a CDK9 Licensed Product in a region and continuing until the later of (i) the date that is 10 years following the date of first commercial sale for such CDK9 Licensed Product in such region and (ii) the date of the expiration of the last valid claim of a licensed patent covering or claiming such CDK9 Licensed Product in such region. The royalty rate is subject to reduction under certain circumstances, including when generic competition for a CDK9 Licensed Product exists in a particular region.

We are responsible for all costs related to developing, obtaining regulatory approval of and commercializing the CDK9 Licensed Products in the SLS009 Territory and we are required to use commercially reasonable efforts to develop and obtain regulatory approval for, and upon receipt of regulatory approval, commercialize the CDK9 Licensed Products in the SLS009 Territory. We and GenFleet have established a joint steering committee to coordinate and review the development, manufacturing and commercialization plans with respect to the CDK9 Licensed Products in the SLS009 Territory. We and GenFleet also have entered into a supply agreement and related quality agreement pursuant to which GenFleet is manufacturing, or having manufactured, and supplying us with all quantities of the CDK9 Licensed Product necessary for us to develop and commercialize the CDK9 Licensed Products in the SLS009 Territory.

The GenFleet Agreement will expire on a CDK9 Licensed Product-by-CDK9 Licensed Product and region-by-region basis on the date of the expiration of all of our payment obligations to GenFleet. Upon expiration of the GenFleet Agreement, the license granted to us will become fully paid-up, perpetual and irrevocable. Either party may terminate the GenFleet Agreement for the other party’s material breach following a cure period or upon certain insolvency events. During the period from the first anniversary of the GenFleet Agreement Effective Date until the first regulatory approval of a CDK9 Licensed Product in any country within the SLS009 Territory, we will have the right to terminate the GenFleet Agreement upon 180 days’ prior written notice to GenFleet if a clinical failure, as described in the GenFleet Agreement, occurs. If we terminate the GenFleet Agreement before the first day of the 15th calendar month following the GenFleet Agreement Effective Date, then we will be required to pay to GenFleet the remainder of the $10 million initial payment upon the first day of the 15th calendar month following the GenFleet Agreement Effective Date. Upon receipt of the first regulatory approval of a CDK9 Licensed Product and continuing throughout the term of the GenFleet Agreement, we will have the right to terminate the GenFleet Agreement upon one year’s prior written notice to GenFleet. In addition, we may terminate the GenFleet Agreement upon 90 days’ notice to GenFleet upon the occurrence of certain safety events described in the GenFleet Agreement.

GenFleet may terminate the GenFleet Agreement upon notice to us if we become in arrears in any payments due pursuant to the GenFleet Agreement and we fail to make the required payment within 60 days after the delivery of written notice from GenFleet. In addition, if we fail to meet the deadline for a diligence milestone event (as described in the GenFleet Agreement), GenFleet may treat such failure as a material breach which has not been cured and GenFleet will be entitled to terminate the GenFleet Agreement if such material breach is not cured within 90 days of receiving notice of such material breach.

At GenFleet’s request within 30 days of termination of the GenFleet Agreement, other than termination by us for GenFleet’s material breach following a cure period, we will grant GenFleet an option to enter into negotiations with us with respect to a license agreement pursuant to which we would grant GenFleet a non-exclusive, royalty-bearing, worldwide license for certain of our intellectual property that is necessary and used to develop, commercialize and manufacture the terminated products.

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

GPS

Our sole CMO for GPS drug substance peptides is Polypeptide Group. Our sole CMO for GPS drug product is Lyophilization Services of New England, Inc., or LSNE. Our CMOs comply with cGMP requirements and manufacture product batches used in ongoing clinical trials. We anticipate the same CMOs to manufacture commercial batches. All batches for clinical trials meet release criteria and are monitored for long-term and accelerated stability.

We have significantly advanced the chemistry, manufacturing, and controls, or CMC, objectives in support of the GPS clinical development program and for licensure, including:

•Manufacturing lyophilized clinical GMP batches;

•Qualifying processes;

•Validating analytical methods; and

•Monitoring the stability program.

In the third quarter of 2023, based upon this work, we concluded a Type C meeting with the FDA regarding the CMC sections in a potential BLA for GPS. We had submitted a briefing package to FDA which provided an up-to-date overview of the extensive work we have completed for the GPS CMC program, including commercial manufacturing and regulatory plans. Following review of the package and accompanying questions to FDA, the FDA responded with positive guidance, including agreement on our proposed potency assay and manufacturing processes validation and our stability data generation plan for the commercial presentation of GPS. The current storage condition of GPS drug product is -20°C and we are collecting stability data to allow GPS to be stored in 2-8°C (36° – 46°F), which would be more optimal for supply chain logistics and would make it more accessible for end-users.

SLS009

In October 2022, we entered into a Clinical Supply Agreement with GenFleet pursuant to which GenFleet will manufacture and/or have manufactured through third parties (with which GenFleet entered into agreements and to which we have access, as necessary), and supply SLS009 and any back-up molecule or intermediary related to SLS009 (including all methods, forms, presentations, dosage strengths, dosage forms, and formulations), for our use in all research and development activities necessary to obtain, maintain or expand regulatory approval worldwide, except Greater China.

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

The commercial infrastructure of specialty oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group, and distribution support. As GPS and our other product candidates may initially be developed for orphan indications with a relatively small number of treating physicians, we anticipate that a reduced infrastructure, including a small, targeted sales force, will be sufficient to support our sales and marketing objectives. We continue to assess the infrastructure and resources needed to establish our commercial operations and support other relevant commercial matters, such as pricing and market access.

We may elect in the future to utilize strategic partners, distributors, or contract sales forces and clinical nurse educators to assist in the commercialization of our products.

In December 2020, we entered into the 3D Medicines Agreement for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. See Strategic Collaborations and License Agreements.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our product candidates, technologies and know-how, and our ability to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring European Union, or EU, oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework, filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business and maintaining our issued patents. We also include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties, and utilize customary confidentiality and invention assignment agreements with our employees, consultants, clinical investigators and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is our policy to operate without knowingly infringing on, or misappropriating, the proprietary rights of others.

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in the EU and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

Our patent portfolio includes the following:

Patents and patent applications covering GPS and WT1-targeting peptides:

•Patent application co-owned by us and MSK:

◦Patent applications covering a heptavalent (7-peptide) immunotherapy composition and methods of use for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer pending in the United States, Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Mexico and Russia, which, if granted, are expected to expire in 2040.

•Patents and patent applications in-licensed from MSK:

◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in the United States, which are expected to expire in 2034; and a composition-of-matter patent covering additional WT1-targeting peptides and methods of use in the United States, which is expected to expire in 2035;

◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in Australia, China, Hong Kong, several countries of the EU and Japan, which are expected to expire in 2034;

◦Patent applications covering certain WT1-targeting peptides and methods of use pending in the United States, Australia, EU, Canada, China, Hong Kong, and Japan, which, if granted, are expected to expire in 2034;

◦Patents covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with anti-PD-1 antibody checkpoint inhibitors in the United States, Australia, China, Hong Kong, several countries in the EU and Japan, which are expected to expire in 2037 (United States) and 2036 (Australia, China, Hong Kong, EU and Japan);

◦Patent applications covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with immune checkpoint inhibitors pending in the United States, Australia, Canada, China, Hong Kong, EU, South Korea, and Japan, which, if granted, are expected to expire in 2036;

◦Composition-of-matter patents covering the WT1-A1 peptide of GPS in the United States, Canada, Australia, and several countries of the EU, which are expected to expire in the United States in 2026 and elsewhere in 2024;

◦Composition-of-matter patent covering the WT1-427 long and WT1-331 long peptides of GPS issued in the United States, which is expected to expire in 2031, and patents covering the methods of use in the United States, which are expected to expire in 2026; a patent covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide in the United States, which is expected to expire in 2027; and a patent application covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide pending in the United States, which, if granted, is expected to expire in 2026;

◦Composition-of-matter patents covering the WT1-427 long peptide of GPS and WT1-331 long peptide of GPS, and methods of use, in Australia and several countries of the EU, which are expected to expire in 2026; composition-of-matter patent covering the WT1-427 long peptide of GPS and method of use in Canada, which is expected to expire in 2026;

◦Composition-of-matter patent application covering the WT1-331 long peptide of GPS and the WT1-427 long peptide of GPS and method of use pending in Canada, which, if granted, is expected to expire in 2026;

◦Composition-of-matter patent covering a WT1-specific peptide in the United States, which is expected to expire in 2026;

◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS in the United States which is expected to expire in 2033; patent covering the WT1-122A1 long peptide of GPS and methods of use in the United States, which is expected to expire in 2029; and patent application covering the WT1-122A1 long peptide of GPS and methods of use pending in the United States, which, if granted, is expected to expire in 2027; and

◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS and methods of use in several countries of the EU, which is expected to expire in 2027, and patent applications covering the WT1-122A1 long peptide of GPS and methods of use pending in the EU, Hong Kong and Canada, which, if granted, are expected to expire in 2027.

Patents and patent applications covering SLS009:

•Patents and patent applications in-licensed from GenFleet:

◦Composition-of-matter patents covering SLS009 and use thereof in the treatment or amelioration of cancer in the United States, Australia, Canada, Japan, Russia, South Korea, the United Kingdom, and several countries of the EU, which are expected to expire in 2038; and a patent application covering SLS009 and use thereof in the treatment or amelioration of cancer pending in Brazil, which, if granted, is expected to expire in 2038; and

◦Patents covering maleate and fumarate crystal salts and polymorphs of SLS009, syntheses thereof, and use thereof in prevention or treatment of CDK9-related diseases, including cancer, in Australia and Japan, which are expected to expire in 2040; patent applications covering maleate and fumarate salt forms and polymorphs of SLS009, syntheses thereof, and use thereof in prevention or treatment of CDK9-related diseases, including cancer, pending in the United States, Brazil, Canada, South Korea, the United Kingdom and the EU (via the European Patent Office), and several former Soviet bloc countries, including Russia (via the Eurasian Patent Office), which, if granted, are expected to expire in 2040.

Competition

Oncology in general, and specifically, cancer immunotherapy, is a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. While we believe that our scientific knowledge, assets, development experience and ability to attract experienced commercial professionals provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, which either alone or together with their collaborative partners, have substantially greater resources than we have.

Generally, our competitors in the oncology therapeutic market are large and mid-sized companies with approved oncology therapeutic products and companies currently engaged in clinical development of such products. Any product candidates that we successfully develop and commercialize may compete with these existing therapies and new therapies that may become available in the future.

Companies developing novel products with similar indications to those we are pursuing and may pursue are expected to influence our ability to penetrate and maintain market share. Principal competitors for AML broadly include companies with currently marketed products, such as AbbVie/Genentech (Venclexta), Pfizer (Mylotarg), Daiichi-Sankyo (Vanflyta), Rigel Pharmaceuticals (Rezlidhia) and Bristol Myers Squibb (Vidaza), among others. There are also companies developing therapies to treat AML in the r/r setting, which are in earlier stages of clinical development, including emavusertib, which is in a Phase 1/2 trial in AML and being developed by Curis, and later-stage clinical development candidates which may enter the market before our potential products, such as GlycoMimetics (uproleselan), Delta-Fly Pharma (DFP-10917), and AROG Pharmaceuticals (crenolanib). Actinium Pharmaceuticals, which announced in late 2022 / early 2023 positive results in its Phase 3 trial of Iomab-B in adults aged 55 and above with r/r AML, may be a key competitor.

With respect to WT1-targeting therapies, we do not believe GPS has direct competition in AML in the maintenance setting after CR2 at this time. While there are companies engaged in the clinical development of WT-1 targeting therapies including Astellas (ASP7517) and Cue Biopharma (CUE-102), they are not currently focused on AML.

With respect to SLS009, we anticipate competition from companies who are currently engaged in the clinical development of selective CKD9-targeting therapies. MEI Pharma is in Phase 1 clinical development for voruciclib alone and in combination with venetoclax for adults with r/r AML. Vincerx Pharma may also be a potential competitor in our other indication, PTCL, with enitociclib, its CDK9 inhibitor, as a monotherapy and in combination with venetoclax. There are other companies which are in early development stages for their CDK9 inhibitors and targeting other hematologic malignancies or solid tumors, including Kronos Bio (KB-0742), Sumitomo Dainippon Pharma (TP-1287), Adastra Pharmaceuticals (zotiraciclib) and Prelude Therapeutics (PRT2527).

With regard to both GPS and SLS009, many of our competitors, either alone or with their strategic partners, have substantially greater resources and expertise in research and development, manufacturing, preclinical testing, obtaining regulatory approvals, and marketing approved products than we have. Mergers and acquisitions in the biotechnology, pharmaceutical and diagnostics industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, the ability to work with specific clinical contract organizations due to conflict of interest, and also the conduct of trials in the ability to recruit clinical trial sites and subjects for our clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These activities may lead to consolidated efforts that allow for more rapid development of cancer immunotherapy product candidates.

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

Employees and Human Capital

We have assembled a management team of biopharmaceutical experts with extensive experience in building and operating organizations that develop and deliver innovative medicines to patients with cancer. Our management team has broad expertise and successful track records in clinical development and approval of cancer therapies.

As of March 1, 2024, we had 16 full time employees. In addition to our full-time employees, we engage various independent consultants and advisors to support key areas of our business. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationship with our employees is good.

We are committed to creating and maintaining a diverse, inclusive and safe work environment which encourages collaboration and integrity and inspires high performance and achievement. Our employees have various backgrounds, experience and perspectives. For example, as of March 1, 2024, of our 16 employees, 56% self-identify as women, 25% self-identify as racial or ethnic minorities and 62% have advanced degrees. In addition, two of our six Board of Director members self-identify as women, including the Chair. We believe we have built and continue to build a strong culture of cooperation, respect and acceptance.

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

A biologic candidate is licensed by the FDA through approval of a biologics license application, or BLA. Assuming we receive positive data from our REGAL clinical trial of GPS for monotherapy in patients with AML, we will submit a BLA to the FDA. A drug candidate must be approved by the FDA through a new drug application, or NDA. For SLS009, we will seek marketing approval through the submission of an NDA to the FDA. The process required by the FDA before drug or biological product candidates may be marketed in the United States generally involves the following:

•completion of extensive nonclinical laboratory tests and animal studies performed in accordance with the FDA’s current good laboratory practice, or GLP, regulations and other applicable regulations;

•submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•approval by an institutional review board, or IRB, or ethics committee at each clinical site before the trial is initiated at such sites;

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

Preclinical testing

Before testing any drug or biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Nonclinical studies during the preclinical development stage include laboratory evaluation of product chemistry and formulation and typically include in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The

Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the Food, Drug, and Cosmetic Act, or the FDCA, and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational drug or biologic candidate is submitted to the FDA and human clinical trials have been initiated.

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

Human clinical trials in support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent data safety monitoring board, or DSMB, organized by the clinical trial sponsor, which at designated check points based on access to certain data from the clinical trial may recommend the sponsor to halt the trial if the DSMB determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the NIH for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical trial or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have brought enforcement actions against non-compliant clinical trial sponsors.

For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•Phase 1-The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, distribution, and excretion of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

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

•Phase 4-In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain additional information and experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. These so-called Phase 4 studies may be made a condition to approval of the BLA or NDA.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. To grant a waiver, FDA must determine that the prevalence or incidence of the disease or condition being studied makes it impracticable to conduct a clinical trial in accordance with a diversity action plan, or that a waiver is necessary to protect public health during a public health emergency. Our Phase 3 REGAL trial of GPS for AML patients who have achieved CR2 was initiated before this requirement became effective, but for any future Phase 3 trials we plan to conduct, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

The FDA reviews all submitted NDAs and BLAs to determine if they are substantially complete before it accepts them for filing and may request additional information rather than accepting a submission for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt and must inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may refuse to file any submission that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the marketing application must be resubmitted with the additional information requested by the agency. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

During the review process, the FDA reviews the NDA or BLA to determine, among other things, whether the product is safe, effective, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refer any NDA or BLA, including applications for novel drug or biologic candidates which present difficult questions of safety or efficacy, to an advisory committee to provide clinical insight on application review questions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making final decisions on approval.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies as part of the review process and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates an NDA or BLA and conducts inspections of the manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, information or clarification for FDA to reconsider the application. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. If a CRL is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the marketing application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval.

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

Fast Track, Priority Review, and Breakthrough Therapy Designations

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the marketing application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. A Fast Track designated product candidate may also qualify for accelerated approval (described below) or priority review, under which the FDA sets the target date for FDA action on the NDA or BLA at six months after the FDA accepts the application for filing. We have obtained Fast Track designation for GPS in AML, MPM and MM, and for SLS009 in r/r AML and r/r PTCL.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug or biologic, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug or biologic.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug Product Designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan Drug Product Designation must be requested before submitting an NDA or BLA. After the FDA grants Orphan Drug Product Designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

We have obtained Orphan Drug Product Designation in the United States for GPS in AML, MPM and MM and for SLS009 for AML and PTCL.

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

Abbreviated new drug applications for generic drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act, or Hatch-Waxman Act, which established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. ANDAs are “abbreviated” because they do not include preclinical and clinical data to demonstrate safety and effectiveness.

Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

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

In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness.

In addition, under the Hatch-Waxman Act, the FDA might not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (described below), in which case the applicant may submit its application four years following the original product approval.

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

Reference a product exclusivity for biological products

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The new pathway authorized under the BPCIA allows FDA to approve, under an abbreviated application, a biological product that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product. Biosimilarity to an approved reference product requires that there be no differences in mechanism of action for the conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the follow-on biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting,” in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the FDA. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a standalone BLA for the follow-on biological product is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA.

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

Once an approval of a drug or biologic is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten-year period, which culminated in November 2023. Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

Other Health Care Laws and Compliance Requirements

Our sales, promotion, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, or FTC, the Department of Justice, or DOJ, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or DHHS, and state and local governments. Our promotional and scientific/educational programs must comply with the federal

Anti-Kickback Statute, the Foreign Corrupt Practices Act, the False Claims Act, or FCA, the Veterans Health Care Act, physician payment transparency laws, privacy laws, security laws, and additional state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce or reward either the referral of patients for, or the purchase, order or recommendation of, any good or service that may be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with health care companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state health care programs as well as private payors.

The FCA imposes liability on persons who, among other things, (i) knowingly present or cause to be presented false or fraudulent claims for payment or approval by a federal health care program, (ii) knowingly make, use, or cause to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or (iii) avoid, decrease, or conceal an obligation to pay money to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. Conviction or civil judgment for violating the FCA may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating health care providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other health care providers. The federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010, or the ACA, requires manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program to report, on an annual basis, to CMS information related to payments or other transfers of value made by them to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other health care professionals.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which it conducts its business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations impose specific requirements on covered entities relating to the privacy, security and transmission of individually identifiable health information, known as protected health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. We are not a covered entity or a business associate under HIPAA; however, we are indirectly affected by HIPAA because the protected health information held by investigators conducting our clinical trials is subject to HIPAA and can only be used for our clinical research consistent with HIPAA requirements imposed on those investigators. In addition, state laws, such as the California Consumer Privacy Act, or the CCPA, govern the privacy and security of the personal information of individuals residing in such states, and may in certain circumstances, apply to health information. In addition to California, other states have implemented laws protecting identifiable health and personal information, and many of these laws differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The Company must comply with the GDPR in the performance of its clinical trials in the EU and relies on its CROs to implement appropriate safeguards and procedures relating to informed consent in order to ensure that trials are conducted in a manner consistent with the GDPR.

In July 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring personal data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. In addition, the EU-U.S. Data Privacy Framework offers additional redress avenues for violations, including free of charge independent dispute resolution mechanisms and an arbitration panel. The adequacy decision followed the U.S.' signing of an executive order introducing new binding safeguards to address the points raised by the Court of Justice of the EU in its decision on a case known as Schrems II, which invalidated the previous EU-U.S. Privacy Shield. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our drug or biological candidates may or may not be considered medically necessary or cost-effective or may require prior authorizations before use. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Moreover, eligibility for reimbursement may not be available at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon CMS coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from CMS coverage and reimbursement determinations.

Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or granted at all. The process for determining whether a payor will cover and provide reimbursement for a product may be separate from the process of seeking approval for or setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for health care providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use.

Additionally, the United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on biopharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for drugs and biologics. The Medicaid Drug Rebate Program requires biopharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the DHHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient therapeutic products furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing biopharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring biopharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. As another example, the 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to the DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Under currently applicable U.S. law, certain products that are not self-administered by the patient (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for a Part B-covered drug or biologic based on a percentage of manufacturer-reported Average Sales Price, which is regularly updated. For a drug or biological product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B Drug Pricing Program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the AMP reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including new requirements for (1) all manufacturers of drugs and biological products covered under Medicare Part B to report the product’s ASP, to the DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties, (2)

certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time, and (3) for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the DHHS, the Department of Labor and the Department of the Treasury.

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control drug and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards, or PDABs. Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits, or UPLs, on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations in the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

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

In some foreign countries, proposed pricing for drug and biological products must be approved before the product may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug and biological products may be marketed only after agreement on a reimbursement price has been reached. Some countries may require additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicines. A member state may approve a specific price for the product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own drug prices but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for drug and biological products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be priced significantly lower.

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

Similar to the United States, the various phases of non-clinical and clinical research that takes place in other countries are subject to significant regulatory controls. For example, the EU’s Clinical Trials Regulation, which took effect in January 2022, was enacted to simplify and streamline the approval of clinical trials in the region. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal” or Clinical Trial Information System; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I, which contains scientific and medicinal product documentation, is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted. Part II, which contains the national and patient-level documentation, will be assessed individually by each such EU member state. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with applicable cGMP requirements. Other national and EU-wide regulatory requirements may also apply. Currently, the extent to which clinical trials will be governed by the Clinical Trials Regulation will depend on when the clinical trial is initiated or on the duration of an ongoing trial. As of January 2023, all new clinical trials must comply with the Clinical Trials Regulation. In addition, any clinical trial that was already under way as of January 1, 2023, and continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable (i.e., January 31, 2025), the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the EU, as well as in Iceland, Liechtenstein and Norway, or the European Economic Area. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated as orphan medicinal product and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human medicines which do not fall within the above mentioned categories if the medicinal product contains a new active substance which has not been previously authorized in the European Economic

Area, or the EEA, the product constitutes a significant therapeutic, scientific or technical innovation, or where the granting of authorization in the centralized procedure is in the interests of public health in the EEA.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP, with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days, excluding clock stops, and the opinion issued thereafter.

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products for which the centralized procedure is not obligatory: the decentralized procedure and the mutual recognition procedure, or MRP. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of a medicinal product that has not yet been authorized in any EU country and that does not fall within the mandatory scope of the centralized procedure.

The MRP is applicable to the majority of conventional medicinal products and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. In the MRP process, a marketing authorization for a drug already exists in one or more member states of the EU and subsequently marketing authorization applications are made in other EU member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. After the reference state completes its medicinal product assessment, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

Should any EU member state refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the European Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the EU member states Standing Committee on Human Medicinal Products.

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

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity for orphan products in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough orphan medicinal product.

We have obtained Orphan Medicinal Product Designations from the EMA for GPS in AML, MPM and MM.

For other countries outside of the United States and the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

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

In addition to the IRA’s drug price negotiation provisions summarized above, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement the IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of January 2024, the CMS Innovation Center continues to test the proposed models and develop implementation plans.

In the EU, many member states have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new medicinal products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for medicinal products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities, have not generated any product revenues to date, and have incurred significant research, development and other expenses related to our ongoing operations. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2023 and 2022, we reported a net loss of $37.3 million and $41.3 million, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $217.2 million and $179.9 million, respectively.

We do not expect to generate product revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

•conduct additional clinical trials of our lead product, GPS, including the Phase 3 clinical trial evaluating GPS for AML, and our second clinical candidate, SLS009;

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

•develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves, in the markets in which we choose to commercialize on our own, and successfully enter into arrangements with third parties to sell, market, and distribute our products in markets where we choose not to commercialize on our own;

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of GPS, in particular the Phase 3 study of GPS in AML, and SLS009. Our existing cash will not be sufficient to complete such development activities and obtain regulatory approval for our product candidates and, if we receive regulatory approval for our product candidates, commence commercialization activities, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. If we are unable to obtain sufficient funding for our operations, we may be delayed in pursuing our development programs for GPS and SLS009.

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

Our cash and cash equivalents balance as of December 31, 2023 will fund our operations for less than one year.

As of December 31, 2023, we had a cash and cash equivalents balance of approximately $2.5 million. We expect our existing cash and cash equivalents balance as of December 31, 2023, will be insufficient to fund current planned operations for at least the next 12 months from the date of issuance of our consolidated financial statements for the year ended December 31, 2023, and that we will need to raise additional capital in order to continue our operations as currently planned. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2023 includes an Emphasis of Matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in us.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If any of our counterparties to any credit agreements, letters of credit or certain other financial instruments that we may enter into in the future were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

•complying with all applicable regulatory requirements, including FDA GCP and cGMP requirements, as well as, standards, rules and regulations governing promotional and other marketing activities;

•maintaining a continued acceptable safety profile of the products during development and following approval; and

•maintaining and growing an organization of scientists and businesspeople who can develop and commercialize our product candidates.

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

The indication being studied in our Phase 3 clinical trial for GPS, i.e., patients with AML who have achieved CR2, is an orphan indication. In addition, only those CR2 patients who meet specific inclusion criteria are eligible to participate in the study. Primary entry restrictions include demonstrating adequate hematologic recovery and not being candidates for bone marrow transplants. The estimated prevalence of newly diagnosed AML patients is approximately 20,000 cases in the United States annually (across all ages) with only a subset of this group having achieved CR2 and only a further subset of the CR2 subset satisfying the enrollment criteria for our AML Phase 3 clinical trial.

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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Our Phase 3 REGAL trial of GPS for AML patients who have achieved CR2 was initiated before this requirement became effective, but for any future Phase 3 trials we plan to conduct, including any registrational study for SLS009, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

We are developing and may continue to develop our programs in combination with other therapies, which exposes us to additional risks.

We are currently investigating SLS009 in combination with aza/ven in a Phase 2a clinical trial and we may continue to develop clinical candidates in combination with one or more currently approved cancer therapies or therapies currently in clinical development. Patients may not be able to tolerate our product candidates in combination with other therapies or dosing of our product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being less successful commercially.

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

Clinical testing is expensive and can take many years to complete, with the outcome inherently uncertain. Failure can occur at any time during the clinical trial process. Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well IND-enabling toxicology studies. These experiments and studies may be time-consuming and expensive to complete. The necessary preclinical testing may not be completed successfully for a preclinical product candidate and a potentially promising product candidate may therefore never be tested in humans. Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In particular, clinical trials of our product candidates may produce inconclusive or negative results. We have limited data regarding the safety, tolerability and efficacy of GPS administered as monotherapy or in combination with PD-1 inhibitors or for SLS009 as monotherapy and in combination with other therapeutics, including aza/ven. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "Our current and future product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval."

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

•feedback from the FDA, or foreign regulatory authority, the IRB, or DSMB, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a trial;

•a decision by the FDA or foreign regulatory authority, the IRB, or us, or a recommendation by a DSMB or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

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

For certain of our clinical trials, we have clinical sites in countries outside of the United States. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries; more stringent privacy requirements for data to be supplied to our operations in the United States, e.g., GDPR in the EU;

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

•continued uncertainties related to the withdrawal of the United Kingdom from the EU (known as "Brexit") and its financial, trade, regulatory and legal implications, which could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate, and which may further create global economic uncertainty, which could materially adversely affect our business, business opportunities, results of operations, financial condition, and cash flows;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the recent coronavirus outbreak; and

•business interruptions resulting from geopolitical actions, including war and terrorism.

Global, market and economic conditions may negatively impact our business, financial condition and share price.

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies have recently faced growing inflation, higher interest rates and a potential recession. Furthermore, a prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic or ongoing political disruption such as the war between Ukraine and Russia and the conflict involving Israel and Hamas could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, particularly between the United States and China, could also strain our existing or future partnerships, manufacturers or suppliers, possibly resulting in disruption to our clinical trials or supply, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Continued increases in inflation could raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects.

The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. On August 1, 2023, Fitch Ratings downgraded the United States’ long-term foreign currency issuer default rating to AA+ from AAA as a result of these repeated debt ceiling and budget deficit concerns. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.

If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our partnerships in China subject us to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China.

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The U.S. government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on U.S. goods. Moreover, China’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department also previously enacted sanctions related to China’s governing of Hong Kong, and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang Uyghur Autonomous Region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships in China which could materially harm our business and financial condition.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

Climate change may potentially negatively affect our business and results of operations, cash flows and prospects in the future. We could be exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk), and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

Extreme weather and sea-level rise could pose physical risks to facilities of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events which could disrupt our operations and supply chains that may result in increased costs.

New legal or regulatory requirements may be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in us being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, upgrade of facilities to meet new building codes, and the redesign of utility systems, which could increase our operating costs, including the cost of electricity and energy used by us. Our supply chain would likely be subject to these same transitional risks and would likely pass along any increased costs to us.

Our current and future product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by our current or future product candidates, their delivery methods or dosage levels could cause us, the IRB, DSMB, or the FDA or comparable regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval or termination of clinical trials. For example, although no high-grade delayed type hypersensitivity in the skin or systemic anaphylaxis events have been noted after GPS administration in patients treated in our clinical studies to date, it is theoretically possible that such toxicities, or other type of adverse events, may occur in future clinical studies. As a result of safety or toxicity issues that we may experience in our clinical trials, or negative or inconclusive results from the clinical trials of others for drug candidates similar to our own, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

•we may be forced to suspend marketing of such product;

•regulatory authorities may withdraw their approvals of such product;

•regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such product;

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

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidates will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to our product candidates. If such safety problems occur or are identified after any of our product candidates reaches the market, the FDA may require that we amend the labeling of the product or recall the product, or may even withdraw approval for the product, any of which could subject us to substantial product liability claims and related litigation.

Our future success is dependent on the regulatory approval of our product candidates.

Our business is dependent on our ability to obtain regulatory approval for our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered from preclinical studies and well-controlled clinical trials that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval or additional studies, to support a marketing approval decision, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate.

We currently have ODD designation for GPS and SLS009 for certain indications, which might not provide the intended benefit thereof.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drug Products. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug Product if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have received ODD from the FDA for GPS in AML, MPM and MM as well as Orphan Medicinal Product designations from the EMA for GPS in AML, MPM and MM. In addition, we have received ODD from the FDA for SLS009 for the treatment of AML and PTCL. Although we have received ODD for GPS and SLS009, there is no guarantee that any of these indications for GPS or SLS009 will be successfully approved by the FDA or the EMA, that GPS or SLS009 will be commercially successful in the marketplace, or that another product will not be approved for the same indication ahead of our product candidate.

Even if we obtain orphan product exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an Orphan Drug Product is approved, the FDA can subsequently approve another drug or biologic for the same disease or condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, Orphan product exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We currently have Fast Track designation for GPS and SLS009 and may seek Fast Track designation for additional product candidates, or indications, which might not be received or provide the intended benefits thereof.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply to the FDA for Fast Track designation, which may or may not be granted by the FDA. We have received Fast Track designation from the FDA for GPS in AML, MPM and MM and Fast Track designation for SLS009 for the treatment of r/r AML and r/r PTCL.

However, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s accelerated approval or priority review procedures.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the United States, to market and sell our product candidates in the EU, United Kingdom, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedures vary among countries and can involve additional nonclinical or clinical testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country, or may receive reimbursement at a level that is not commercially viable.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our current or future product candidates by regulatory authorities in the EU, United Kingdom, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline and this could materially adversely affect our business, results of operations and financial condition.

Even if our current and future product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Any regulatory approvals we receive for any of our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials. In addition, any such regulatory approvals would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs with respect to product quality and manufacturing operations and our CROs for any post-approval clinical trials that we may conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the DOJ, the Office of Inspector General for the DHHS, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as potential prosecution under the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

Risks Related to Our Manufacturing

We have limited to no manufacturing or distribution capability and must rely upon third parties for such.

We currently have direct or indirect agreements or arrangements with various third-party manufacturing facilities for production of our product candidates for research and development and testing purposes. For example, for SLS009 we are party to a supply agreement with GenFleet who has agreements with third-party manufacturers for the manufacture of SLS009. We depend on these manufacturers to meet our deadlines, quality standards and specifications. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the CMOs we rely on and are dependent on those third parties for the production of our product candidates in accordance with relevant applicable regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Our reliance on third parties for the manufacture of our active pharmaceutical ingredients and investigational drug products and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture clinical supplies of our product candidates, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail.

The third-party manufacturers we rely on for the manufacture of our product candidates are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter are subject to ongoing inspection from time to time. Our third-party manufacturers may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. If either we or the CMOs we rely on fail to comply with these requirements, our ability to develop and commercialize our product candidates could suffer significant interruptions, and we may be subject to regulatory enforcement action, including the seizure of products and shutting down of production.

Both the active pharmaceutical ingredient and drug product for our product candidates are currently single-sourced. We believe these single sources are currently capable of supplying all anticipated needs of our proposed clinical studies, as well as initial commercial introduction should such product candidates received regulatory approval. If we are able to commercialize our products in the future, there is no assurance that our manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP. Once the nature and scope of additional indications and their commensurate drug product demands are established, we will seek secondary suppliers of both the active pharmaceutical ingredients and drug products for our product candidates, but we cannot assure that such secondary suppliers will be found on terms acceptable to us, or in a timely manner, or at all.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

We and the CMOs we rely on will need to conduct significant development work for each product candidate for each target indication for studies, trials and commercial launch readiness. We intend to improve the existing processes for GPS in connection with more advanced clinical trials or commercialization efforts we may undertake in the future. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, storage issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the recent coronavirus outbreak, other pandemics, earthquakes and other natural disasters, equipment failures, labor shortages, lack of adequate temperature controls, power failures, and numerous other factors. We currently estimate that we have sufficient clinical supplies to support our clinical trials, however, this estimate is dependent on patient enrollment rates and a number of other factors and, accordingly, could change. Moreover, current clinical supplies may not be adequate for future clinical studies.

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

•inability to procure or delay in procuring raw materials and reagents for manufacturing products;

•unexpected product defects;

•microbial, viral, or other contaminations in our product candidates or in the manufacturing facilities in which our product candidates are made, which may result in the closure of such manufacturing facilities for an extended period of time to allow for the investigation and remediation of the contamination;

•adverse impact on the active ingredient of GPS as a result of potential contamination from the presence of heavy metals which can lead to higher than acceptable rates of impurities resulting in the active ingredient being unacceptable for use; and

•adverse impact on the manufacturing of GPS as a result of potential contamination from excess humidity and oxygen which can lead to higher than acceptable levels of impurities resulting in the drug product being unacceptable for use.

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

In our GPS clinical trials, GM-CSF and Montanide are also administered in addition to GPS and their availability is dependent upon third-party manufacturers, which may or may not reliably provide GM-CSF or Montanide, thus jeopardizing the completion of the trials.

GPS is administered in combination with GM-CSF, which is available exclusively from one manufacturer, and Montanide, which is exclusively available from another supplier. We will continue to be dependent on these manufacturers for our supply of these materials in connection with the ongoing GPS trials and the potential commercial manufacture of GPS. We have not entered into a dedicated supply agreement with the manufacturers for GM-CSF or Montanide, and instead rely on purchase orders to meet our supply needs. Any temporary interruptions or discontinuation of the availability of these materials, or any determination by us to change their use with GPS, could have a material adverse effect on our clinical trials and any commercialization of the assets.

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

Although we currently maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. In addition, our clinical trials insurance coverage has exclusions for global conflict and unrest of the type currently ongoing in Ukraine. We may be unable to meet our requirements for our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

Our internal capacity for clinical trial execution and management is limited and therefore we rely heavily on third parties. We have relied upon and plan to continue to rely upon third-party CROs, vendors and contractors to monitor and manage data for our ongoing preclinical and clinical programs. We currently rely on and plan to continue to rely on a CRO for our Phase 3 trial for GPS in AML and well as all of our ongoing and contemplated clinical studies, with services to be rendered by such CROs and vendors ranging from specific and need-tailored (e.g., data management and biostatistics) to, in the case of our Phase 3 trial for GPS in AML, all-encompassing. We rely on these parties for the execution of our preclinical studies and clinical trials, including the proper and timely conduct of our clinical trials, and we control only some aspects of their activities. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all.

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

If we or any of our partners or CROs fail to comply with applicable regulations and GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. Upon inspection by a given regulatory authority, such regulatory authority could determine that any of our clinical trials are not in compliance with applicable requirements. In addition, our clinical trials must be conducted with product candidates produced under cGMP and other requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within a specified timeframe. Failure to comply also would violate federal requirements in the United States and could result in other penalties, which would delay the regulatory approval process and result in adverse publicity.

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

We rely on a license agreement with GenFleet for the development of SLS009, and if this license is breached or otherwise terminated, we could lose the ability to continue the development and potential commercialization of SLS009.

We have entered into a license agreement with GenFleet under which we have an exclusive license to develop and commercialize SLS009 worldwide, other than in mainland China, Hong Kong, Macau and Taiwan. Under the license agreement, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones, and royalties on annual net sales (if the product candidate is ultimately commercialized), as well as other material obligations. If there is any conflict, dispute, disagreement, or issue of nonperformance between us and GenFleet regarding our rights or obligations under the license agreement, including any such conflict, dispute, or disagreement arising from our failure to satisfy diligence or payment obligations under the license agreement, we may be liable to pay damages and GenFleet may have a right to terminate the license. The loss of the license agreement could prevent us from developing, commercializing, or entering into future strategic transactions relating to SLS009.

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

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates, including our relationship with 3D Medicines.

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, to conduct clinical trials for some or all of our product candidates and to commercialize our product candidates if approved. For example, in December 2020 we entered into an Exclusive License Agreement with 3D Medicines pursuant to which we granted commercialization rights in Greater China to 3D Medicines. In accordance with the 3D Medicines Agreement and Side Letter, we expected that 3D Medicines would begin enrolling patients in mainland China in the REGAL study in the second half of 2023. To date, no patients have been enrolled in mainland China. However, patients were enrolled in the REGAL study in Taiwan, which is part of the Greater China territory, prior to the second half of 2023. Thus, we and 3D Medicines are currently engaged in a dispute regarding, among other things, the trigger and payment of the relevant milestone payments due to us as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the Greater China territory, and particularly in mainland China. Over the last three to four months of 2023, we attempted to resolve the aforementioned matters in good faith under the dispute resolution provisions of the 3D Medicines Agreement with 3D Medicines but we were unable to reach a resolution. Accordingly, we commenced a binding arbitration proceeding administered by the Hong Kong International Arbitration Centre governed by New York State law as per the 3D Medicines Agreement in December 2023. We are unable at this time to predict with certainty the outcome of the arbitration proceeding, or the timing of the receipt of any milestone payments and other damages it is seeking in the arbitration proceeding, if at all.

Additionally, we cannot guarantee that we will be able to successfully negotiate future agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that we have generated, and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. We cannot necessarily control the amount or timing of resources that our contract partners, including 3D Medicines, will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.

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

Changes in the patent laws, regulations, or interpretations thereof in the United States or abroad may diminish the value of our intellectual property.

The following are potential factors that could affect the scope our intellectual property:

Patent Reform Legislation: The United States Congress periodically considers patent reform legislation aimed at modifying the standards for patentability, patent enforcement procedures, or the rights of patent holders. Such legislative changes could introduce stricter requirements for patent eligibility, limit the scope of patent protection, or streamline patent challenges. Any of these changes may weaken the enforceability or value of our existing patents or make it more difficult to obtain new patents for our products or technologies.

Judicial Interpretations: Court decisions, particularly those from the United States Supreme Court and the Federal Circuit, play a crucial role in shaping patent law and practice. Shifts in judicial interpretations, such as alterations to the criteria for patent eligibility or the standard for proving patent infringement, may impact prosecution, defense, and enforcement of certain patent claims in our patent portfolio.

International Harmonization: Changes in patent laws or regulations in foreign jurisdictions where we hold or seek patent protection may also impact the value of our intellectual property. Harmonization efforts or shifts in international standards for patentability criteria, enforcement mechanisms, or patent term extensions could affect our ability to protect and monetize our intellectual property in key markets outside the United States.

Patent Regulations and Patent Office Practices: Alterations in patent examination procedures or policies at the United States Patent and Trademark Office, or USPTO, or foreign patent offices could influence the strength and scope of our patent rights. Changes in patent office practices related to patent eligibility or patentability standards, or the handling of post-grant proceedings such as inter partes reviews, or IPRs, may weaken our ability to obtain some patent claims or to enforce patents that may issue to us in the future. Moreover, changes in regulations governing patent rights, such as those related to government-funded programs, may affect our current or future intellectual property rights.

While we continuously monitor developments in patent laws and regulations, there can be no assurance that changes in patent laws, regulations, or interpretations thereof will not adversely affect the value of our intellectual property.

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

SLS009 may face generic competition sooner than expected before the expiration of our composition of matter patent protection.

Even if we are successful in achieving regulatory approval to commercialize SLS009, our product candidate may face generic competition. Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s Orange Book. In the United States, manufacturers may seek approval of generic versions of reference listed drugs through submission of an ANDA or approval through a 505(b)(2) NDA. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following introduction of a generic drug, a significant percentage of the sales of any branded drug is typically lost to the generic product. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Competition that our products could face from follow-on versions of our products could materially and adversely affect our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products. Because SLS009 has not been previously approved as an active ingredient, we expect the Hatch-Waxman Act to provide a five-year period of new chemical entity, or NCE, exclusivity following its approval during which time generic competitors cannot file an ANDA for a generic version of SLS009 or a 505(b)(2) NDA for SLS009, unless the submission contains a Paragraph IV Certification that one or more patents listed in the Orange Book for SLS009 are invalid, unenforceable or will not be infringed by a proposed ANDA product, in which case the submission may be made four years following the original drug approval. If a Paragraph IV Certification is made, the follow-on applicant is required to provide a Paragraph IV Notice Letter advising of the certification. If that occurs, we will have the opportunity to bring a patent infringement action against the follow-on applicant. If such a suit is filed within the 45-day period following receipt of the Paragraph IV Notice Letter, the Hatch-Waxman Act provides for a 30-month stay on FDA’s ability to grant final approval of the proposed follow-on product. The 30-month stay generally runs from the date the Paragraph IV Notice Letter is received. However, when a Paragraph IV certification is received during the five-year period of NCE exclusivity following the date of first NDA approval, the 30-month stay extends from five years after the date that product was first approved. The 30-month stay may be shortened or lengthened, including due to a settlement of a lawsuit, a court order (including a decision by the district court on the merits of the case), or patent expiration. The party filing the ANDA or 505(b)(2) NDA may also counterclaim in the litigation that one or more of our patents are invalid, unenforceable, and/or not infringed. If all of the asserted SLS009 patents were found invalid, enforceable, and/or not infringed, a competing generic product could be marketed prior to expiration of those patents, our business could be harmed.

Settlements and related licensing agreements resulting from Hatch-Waxman litigation can be challenged and have the potential to generate additional litigation which can be costly. The success of such litigation depends on the strength of the patents covering our branded products and our ability to prove that the follow-on applicant’s product would infringe one or more such patents. The outcome of such litigation is inherently uncertain and may result in potential loss of market exclusivity for SLS009, which may have a significant financial impact on our business. Furthermore, the Federal Trade Commission, or FTC, has brought successful lawsuits challenging Hatch-Waxman litigation settlements as anti-competitive, and such decisions have been upheld by federal circuit courts. If we engage in Hatch-Waxman litigation, we may also face an FTC challenge with respect to any proposed settlement related to such litigation, which may result in additional expense or penalty. The FTC also has more recently been questioning pharmaceutical company patent listings in the Orange Book and raising concerns about “improper”

listings that may be intended to discourage competition by follow-on drug developers, and certain members of Congress have been investigating similar issues. Accordingly, there could be future changes to federal laws, regulations, or guidelines related to Hatch-Waxman requirements or procedures that could have a material adverse impact on all pharmaceutical innovators, including us.

If the FDA, EMA or other foreign regulatory authorities approve generic or biosimilar versions of any of our product candidates that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic or biosimilar versions of those products, the sales of our products, if approved, could be adversely affected.

Even if we are successful in achieving regulatory approval to commercialize a biologic product candidate ahead of our competitors, our product candidates may face competition from biosimilar and generic products. Most biological products are licensed for marketing by FDA via a BLA, under authorities in the Public Health Service Act, or PHSA. Assuming that we receive positive data from the REGAL trial, we will file a BLA in order to obtain marketing authorization for GPS. In 2010, the BPCIA, enacted as Title VII of the ACA, established an abbreviated pathway under the PHSA for licensure of biosimilar biologics (i.e., biosimilars, sometimes referred to as follow-on biologics). A biosimilar is a biological product that is demonstrated to be “highly similar” (i.e., biosimilar), but not identical, to an FDA-licensed biological product (i.e., the reference product).

The BPCIA also establishes periods of exclusivity for a brand-name biologic (the reference product), one with a duration of four years and the other with a duration of 12 years. These periods of regulatory exclusivity initiate upon licensure of the new biological product if certain requirements are met. During the four-year exclusivity period, an abbreviated BLA for a biosimilar referencing the protected brand-name biologic may not be submitted to FDA. During the 12-year exclusivity period, approval of an abbreviated BLA for a biosimilar referencing the protected brand-name biologic may not be made effective, which means FDA may not approve the biosimilar application until 12 years after the date on which the reference product was first licensed.

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

Third parties may infringe our patents, the patents of our licensors, or misappropriate or otherwise violate our or our licensors’ intellectual property rights. We and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications, and then only to the extent the issued claims cover the technology. In the future, we or our licensors may elect to initiate legal proceedings to enforce or defend our or our licensors’ intellectual property rights, to protect our or our licensors’ trade secrets or to determine the validity or scope of intellectual property rights we own or control. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights or that our intellectual property rights are invalid. In addition, third parties may initiate legal proceedings against us or our licensors to challenge the validity or scope of intellectual property rights we own or control. The proceedings can be expensive and time-consuming. Many of our or our licensors’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. Accordingly, despite our or our licensors’ efforts, we or our licensors may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect our rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensors’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

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

Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties and proprietary information and invention agreements with our employees and certain consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights.

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

Proprietary trade secrets and unpatented know-how are also very important to our business. We have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. We rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and other elements of our technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with our current or future product candidates, thus eroding our competitive position in the market. Trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secrets or confidential, proprietary information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

Some of the agreements covering the intellectual property rights we have licensed provide that to the extent that such rights are derived from the use of U.S. government funding, those rights may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as "march-in rights"). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Moreover, changes in regulations related to government-funded programs may affect how the government may exercise march-in rights and affect any of our current or future intellectual property rights derived from U.S. government funding.

Risks Related to Competition and Commercialization of Our Current and Future Product Candidates

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

We expect any product candidate which we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. There are several biopharmaceutical companies which have approved treatments options in the United States for AML broadly, with different mechanisms of action, including AbbVie/Genentech (Venclexta), Pfizer (Mylotarg), Daiichi-Sankyo (Vanflyta), Rigel Pharmaceuticals (Rezlidhia) and Bristol Myers Squibb (Vidaza).

Key late-stage pipeline agents that are different from GPS have been granted ODD or Fast Track designation due to the unmet need in AML. Therefore, clinical late-stage companies developing late-stage clinical candidates to treat r/r AML may enter the market before our potential products, such as GlycoMimetics (uproleselan), Delta-Fly Pharma (DFP-10917), and AROG Pharmaceuticals (crenolanib). A key competitor may be Iomab-b, which is being developed by Actinium Pharmaceuticals. In late 2022 / early 2023, Actinium announced positive results in its pivotal Phase 3 trial in adults aged 55 and above with active r/r AML.

With respect to WT1-targeting therapies, we do not believe GPS currently has direct competition in AML in the maintenance setting after CR2. There are companies engaged in the clinical development of WT-1 targeting therapies; however, they are not focused on AML at this time, including Astellas (ASP7517) and Cue Biopharma (CUE-102), or are in earlier stages, such as NexImmune (NEXI-001).

With respect to our SLS009 program, we anticipate competition with MEI Pharma, whose voruciclib is in a Phase 1 clinical trial as a monotherapy and in combination with venetoclax for adults with r/r AML. There may also be competition in one of our other indications, PTCL, from enitociclib, a CDK9 inhibitor under development by Vincerx Pharma as a monotherapy and in combination with venetoclax for the treatment of PTCL. Furthermore, there are other companies which are in early development stages for their CDK9 inhibitors and targeting other hematological malignancies or solid tumors, including Kronos Bio (KB-0742), Sumitomo Dainippon Pharma (TP-1287),Adastra Pharmaceuticals (zotiraciclib), and Prelude Therapeutics (PRT2527).

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

If we obtain marketing approval, our commercial success depends on establishing or implementing our own sales, marketing, access and reimbursement, and distribution capabilities or entering into licensing or collaboration agreements for these purposes, and the timing of these.

With the exception of very few employees, including our executive officers, we have not yet built a broader team with any significant sales, marketing, access and reimbursement, or distribution experience. If we progress toward regulatory approval, we will take an efficient and measured approach to building an appropriately sized commercial infrastructure depending on whether we choose to commercialize our current and any future product candidates on our own or through licensing, distribution or collaboration agreements. We will have to invest significant amounts of financial and management resources, some of which will be committed prior to the receipt of positive data if we choose to commercialize on our own. We may need to successfully recruit, retain and train a broad complement of effective commercial staff, including, but not limited to, sales, access and reimbursement, business analytics, and diagnostics. As AML is a highly competitive space, we would expect some personnel to be sought by our competitors. Any delays in hiring an adequate number of experienced sales personnel (including support staff), inability to obtain access to key markets, and unforeseen time, cost and expenses associated with creating a separate and high performing sales and marketing organization could adversely impact commercialization of any product for which we obtain marketing approval.

We may elect to utilize other means of commercialization should the economics of the approach be deemed appropriate. This could include contract sales forces or strategic partners to support in the commercialization of our product candidates. If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates, or do so in a timely manner, or may be unable to do so on terms that are favorable to us. We may also need the infrastructure and resources to maintain the contractual relationships and external support. If we are not able to timely and properly establish a commercial organization on our own or in collaboration with third parties, then we may not be profitable.

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

•the placement, or the lack of placement, of our therapeutics in reputable and highly regarded clinical treatment guidelines;

•product labeling or product insert requirements of the FDA or other regulatory authorities and any restrictions on use with other medications;

•the timing of market introduction of our products as well as competitive products;

•the cost of treatment and coverage and reimbursement status;

•development and effectiveness of our sales and marketing, manufacturing and distribution efforts for commercial scale; and

•new healthcare legislation that could adversely affect the payor profile of our marketed assets.

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

Significant uncertainty exists as to the coverage and reimbursement status of any drug or biological candidates for which we obtain regulatory approval. The regulations that govern marketing approvals, pricing and reimbursement (public and private) for new drug products vary widely from country to country. In the United States, recently passed legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar foreign regulatory authorities outside the United States. Moreover, eligibility for coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party commercial payors often follow CMS coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of health care. The continuing efforts of the government, insurance companies, managed care organizations and other third-party payors to contain or reduce costs of health care may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products that obtain marketing approval, which may adversely affect our future profitability.

More recently, in August 2022, President Biden signed into the law the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product-by-drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal health care reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.

In some foreign countries, particularly the member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can be a long and expensive process after the receipt of marketing approval for a drug candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our drug candidates to other available therapies in order to obtain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to successfully commercialize and achieve or sustain profitability for sales of any of our drug candidates that are approved for marketing in that country and our business could be adversely affected.

Health care policy changes may have a material adverse effect on our business and results of operations.

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, the recently enacted IRA requires drug manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation (CPI-U Penalty). The Patient Protection and Affordable Care Act, and the Health Care and Education Affordability Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry, by among other things, increasing the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program;

introducing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extending the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposing mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and establishing a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Regardless of whether or not the ACA is changed or modified by Congress or the U.S. Supreme Court, we expect both government and private health plans to continue to require health care providers, including health care providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

In addition to the IRA’s drug price negotiation provisions summarized above (see the risk factor herein entitled “Even if we are able to commercialize our current or future product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives, which could harm our business.”), President Biden’s Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement the IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of January 2024, the CMS Innovation Center continues to test the proposed models and develop implementation plans. Such models, if implemented, may have a significant impact on the distribution of and reimbursement for our product candidates that receive FDA approval, if any.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed PDABs. Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, the FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

We expect that these and other health care reform measures that may be adopted in the future may result in additional reductions in Medicare and other health care funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;

•our ability to receive or set a price that we believe is fair for our products;

•our ability to generate revenue and achieve or maintain profitability;

•our ability to enjoy or maintain market exclusivity;

•the level of taxes that we are required to pay; and

•the availability of capital.

On January 5, 2024, the FDA granted approval to Florida for the importation of specific prescription medications from Canada. This initiative aims to provide residents of Florida with access to more affordable drug prices comparable to those paid by Canadians. The noteworthy aspect of this announcement lies in it being the inaugural instance where the FDA has officially sanctioned a state to securely import prescription drugs from an international source. Should this trend of parallel importing grow within the U.S. markets, net revenues could be adversely affected.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Global reference pricing used by most (if not all) EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

•federal civil and criminal false claims laws, including the FCA that can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for health care benefits, items or services, and further, as amended by HITECH, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain health care providers, health plans, and health care clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

•the federal physician sunshine requirements under the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, certain advanced non-physician health care practitioners, and teaching hospitals, and ownership and investment interests held by physicians and other health care providers and their immediate family members and applicable group purchasing organizations;

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and international laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such evolving privacy and data protection laws could adversely affect our business, results of operations, and financial condition.

New privacy and data security laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with increasing concerns about individual privacy. The existence of comprehensive privacy laws in different states in the U.S. may make our compliance obligations more complex and costly, may require us to modify our data processing practices and policies, and may require us to incur substantial costs and potential liability in an effort to comply.

In California, the CCPA, which became effective in 2020, broadly defines personal information, gives California residents expanded individual privacy rights and protections, provides for civil penalties for violations, and gives California residents a private right of action for data breaches in certain cases. Further, the California Privacy Rights Act, or the CPRA, which became effective in 2023 and amends the CCPA, imposes additional obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. The CPRA also extends the provisions of both the CCPA and the CPRA to the personal information of California-based employees. While there is an exception for certain health information, including protected health information that is subject to HIPAA, and clinical trial data, the CCPA may impact our business activities if we become a “Business” regulated by the CCPA. Further, there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how some areas of the law will be enforced. We will continue to monitor developments related to the CCPA and anticipate additional costs and expenses associated with compliance.

In addition to the CCPA, broad consumer privacy laws recently went into effect in Virginia on January 1, 2023, in Colorado and Connecticut on July 1, 2023, and in Utah on December 31, 2023. New privacy laws will also become effective in Florida, Montana, Oregon, and Texas in 2024, in Delaware, Iowa, New Hampshire, New Jersey, and Tennessee in 2025, and in Indiana in 2026. In addition, numerous other states are considering new comprehensive privacy laws.

Other U.S. states, such as New York and Massachusetts have enacted stringent data security laws and numerous other states have proposed similar laws. Additionally, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, as discussed above, the CCPA allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures.

Furthermore, over the past few years, the number of privacy-related enforcement actions in the U.S., and in many cases the fines, have steadily increased. Failure to comply with these current and future laws, policies, industry standards, or legal obligations. or any data breach involving personal information, may result in government enforcement actions, litigation, fines, and penalties, private litigation, or adverse publicity, and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business, results of our operations, and our financial condition. We continue to face uncertainty as to the exact interpretation of the new requirements on our clinical trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our products, decrease demand for our products, reduce our revenues and/or subject us to additional liabilities.

In many activities, including the conduct of clinical trials and our regulatory and commercial operations in the EEA and the United Kingdom, or UK, we are subject to international laws and regulations governing data privacy and the protection of health-related and other personal information. The regulatory framework for collecting, using, safeguarding, sharing, transferring and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The withdrawal of the UK from the EU and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and the UK, which may lead to additional compliance costs and could increase our overall risk. Similar laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all Member States of the EEA on May 25, 2018, and as still in effect in the UK as the UK GDPR. On June 28, 2021, the EU Commission adopted decisions on the UK’s adequacy under the EU GDPR, and the UK continues to operate under this adequacy decision. The GDPR applies to any company established in the EU as well as to those outside the EU that process personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. We currently conduct clinical trials and engage in regulatory and commercial operations in the EEA and the UK. As a result, we are subject to privacy laws, including the GDPR and UK GDPR. The GDPR imposes a broad range of data protection obligations on controllers and/or processors, as applicable, that must be complied with when processing personal data subject to the GDPR, including, for example, providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; limitations on retention of information; mandatory data breach notification requirements; ; safeguards to protect the security and confidentiality of personal data; restrictions on transfers of personal data outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and onerous new obligations and liabilities on services providers or data processors. .In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, the UK and EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is greater. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations and consumer organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual EU Member States. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our EU activities.

Further, as referenced above, following the UK’s withdrawal from the EU (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the UK (as the UK

GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

In addition, we may be unable to transfer personal data from the EU, UK, and other jurisdictions to U.S or other countries due to limitations on cross-border data flows. In particular, the EEA and the UK have significantly regulated the transfer of personal data to the U.S and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses and the newly-adopted Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and the UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups.

If we are investigated by an EEA or UK data protection authority, we may face fines and other penalties, which could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by EEA, UK, or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure because of the current (and future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR and UK GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

In addition, many jurisdictions outside of the EEA and the UK are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes stringent requirements similar to GDPR with respect to personal information collected from individuals in Brazil.

In China, there have also been recent significant developments concerning privacy and data security. The Data Security Law of the People’s Republic of China (Data Security Law), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

Also in China, the Personal Information Protection Law, which took effect on November 1, 2021, introduced stringent protection requirements for processing personal information, which are in many ways akin to the requirements of the GDPR. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China including the Personal Information Protection Law.

We also continue to see jurisdictions imposing data localization laws. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.

Because the interpretation and application of many domestic and international privacy and data protection laws, commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. It is also possible that by complying with one law, we may be violating another. In addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Failure to comply with current and future privacy and data protection laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business. Any inability to adequately respond to privacy and security concerns, even if unfounded, or to comply with applicable privacy and data protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2023. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Significant disruptions of information technology systems, computer system failures or cybersecurity incidents could adversely affect our business.

We rely to a large extent upon sophisticated information technology networks and systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we rely on third parties that process confidential information on our behalf. This includes information technology systems of MSK, our CROs, our CMOs, and other business vendors on which we rely. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, and the confidential information and data stored or processed thereon, make such systems potentially vulnerable to computer viruses, bugs, worms, or other malicious codes, malware, including as a result of advanced persistent threat intrusions, and other attacks by computer hackers, cracking, application security attacks, social engineering, including through phishing attacks, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks, such as credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Such attacks are of ever-increasing levels of sophistication and are made by groups, including nation states and organized crime, and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we have invested significantly in the protection of data and information technology, there can be no assurance that we will be able to detect any such disruption or cybersecurity incident in a timely manner or at all, or that our efforts will prevent service interruptions or cybersecurity incidents.

While we have implemented security measures, there can be no assurances that a cybersecurity incident or any other previously identified threats will not occur. Any such event could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations or those of our third-parties on which we rely, it could result in a material disruption of our drug development programs and the development of our services and technologies could be delayed. Any such interruption or breach could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our current and future product candidates could be delayed and our business could be otherwise adversely affected.

The costs related to significant cybersecurity incidents or disruptions could be material and could exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or cybersecurity incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or cybersecurity incidents could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For instance, any such event that leads to unauthorized access to, or use, acquisition, or disclosure of personal information, including personal information regarding our customers, employees or other individuals, could harm our reputation, subject us to liability under and require us to comply with federal and/or state breach notification laws and international law equivalents, domestic or international privacy, data protection, and data security laws such as HIPAA and HITECH, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Such incidents could also result in legal claims or proceedings. Certain cybersecurity incidents require notice to the affected individuals, contractual partners, regulatory authorities such as the Secretary of HHS and attorneys general, and in some cases, require notice to the media. Such notice could harm our reputation and our ability to compete, result in significant legal and financial exposure and reputational damages, and loss of confidence in us, all of which could potentially have an adverse effect on our business.

Although we have implemented security measures, there is no guarantee we can protect our data from cybersecurity incidents. Cybersecurity incidents could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, conduct research and development activities, collect, process and prepare company financial information, and manage the administrative aspects of our business.

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include significant civil monetary penalties and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially and adversely affect our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Previously, our clinical trial operations were directly and indirectly adversely impacted by the COVID-19 pandemic. A new pandemic or a resurgence of the COVID-19 pandemic could have adverse economic impacts to us.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of March 1, 2024, we had 16 full-time employees. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, regulatory, sales, marketing, financial and other resources may increase. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates to complement our management and employees currently in place and to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

In order to retain valuable employees at our company, in addition to salary and discretionary non-equity incentive plan compensation, we provide stock options and restricted stock units, or RSUs, that vest over time. The value to our employees of stock options and RSUs could be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

Our future growth and success depend not only on our ability to retain, manage and motivate our employees but also on our ability to recruit new employees which is key to our growth. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified talent among biotechnology, pharmaceutical and other businesses. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employment recruitment and retention efforts. Many pharmaceutical and biotechnology companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $57.1 million and $3.6 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

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

The market price of shares of our common stock has exhibited substantial volatility. Between January 3, 2023 and December 29, 2023, the daily closing price of shares of our common stock as reported on Nasdaq ranged from a low of $0.88 to a high of $3.86. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

•government regulation of drug pricing; and

•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine and Israel and Hamas.

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

As of December 31, 2023, we had reserved for issuance 15,853,773 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $1.95 per share, 1,606,803 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $5.92 per share, and 338,141 shares of our common stock issuable upon the vesting of outstanding restricted stock units with a weighted average grant date fair value of $2.99 per share. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

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

We have settled in the past and may in the future settle legal claims through the issuance of freely tradable shares of our common stock. We may issue additional shares of common stock as settlement payments in the future. Payment of these amounts in our common stock could cause significant dilution to our stockholders, and the amount of that dilution will vary depending on the price of our common stock at the time of the payment. In addition, the issuance of such a significant number of shares of our common stock may cause a decrease in the trading price of our common stock.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our shares of common stock are currently listed on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder's equity requirement, The Nasdaq Stock Market LLC may take steps to delist our common stock. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On December 6, 2023, we received a letter from Nasdaq notifying us that we no longer met Nasdaq's requirements for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2), or the MVLS Rule, because, for a period of 30 consecutive business days, the market value of our common stock, calculated based upon the most recent total shares outstanding multiplied by the closing bid price per share, had not maintained a minimum of $35.0 million.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were provided a period of 180 calendar days, or until June 3, 2024, in which to regain compliance with the MVLS Rule. To regain compliance, the market value of our common stock must meet or exceed $35.0 million for a minimum of 10 consecutive business days during the 180-day compliance period. If we have not regained compliance with the MVLS Rule by June 3, 2024, Nasdaq will provide notice to us that our securities will be subject to delisting, in which case we may appeal the delisting determination to a Nasdaq Hearings Panel.

On March 5, 2024, we received a letter from Nasdaq stating that we have regained compliance under the MVLS Rule by maintaining a market value of our common stock of greater than $35 million for 10 consecutive business, and that the matter is now closed.

On February 14, 2024, we received a letter from Nasdaq notifying us that we no longer met Nasdaq's requirements for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement, because, for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until August 12, 2024, to regain compliance with the Minimum Bid Price Requirement. Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 12, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On March 11, 2024, we received a letter from Nasdaq stating that we have regained compliance under the Minimum Bid Price Requirement by maintaining a minimum closing bid price of our common stock of $1.00 per share for 10 consecutive business days, from February 26, 2024 to March 8, 2024, and that the matter is now closed.

Our common stock currently remains listed on The Nasdaq Capital Market under the symbol SLS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of business partners, such as CROs and CMOs, clinical trial investigators, patients and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity, such as unauthorized access, cybersecurity attacks, and other security incidents, including perpetration by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we, together with our contracted third-party cybersecurity advisors, maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring of internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by management.

We, with assistance from our contracted third-party cybersecurity advisors, identify our cybersecurity threat risks by comparing our processes to standards set by the National Institute of Standards and Technology, or NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;

•through our policies, practices, and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;

•employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls;

•provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

•conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;

•conduct cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;

•leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is a potential cybersecurity incident; and

•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our processes also address cybersecurity threat risks associated with our selection and oversight of third-party service providers, including our suppliers and manufacturers or those who have access to patient and employee data or our systems. We generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading Significant disruptions of information technology systems, computer system failures or cybersecurity incidents could adversely affect our business, which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

The Audit Committee of the Board of Directors, or the Audit Committee, provides direct oversight over cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding any significant new cybersecurity threats or incidents.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer and Vice President, Associate General Counsel and Head of Compliance, with the assistance of our contracted third-party cybersecurity advisors. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including incident response processes. As discussed above, these management team members periodically report to the Audit Committee about cybersecurity threat risks, among other cybersecurity related matters.

ITEM 2. PROPERTIES

We lease our headquarters in New York, New York. The lease covers approximately 8,455 square feet of office space, which includes additional space beginning on February 22, 2022, and expires in September 2025. We believe that our facility is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In December 2020, we entered into 3D Medicines Agreement. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China.

In accordance with the terms of the 3D Medicines Agreement and the Side Letter, we had expected that 3D Medicines would begin enrolling patients in mainland China in the REGAL study in the second half of 2023 and subsequently make two development milestone payments totaling $13.0 million. Patients were enrolled in the REGAL study in Taiwan, which is part of the 3DMed Territory, prior to the second half of 2023.

On December 20, 2023, we commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law as per the 3D Medicines

Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to us as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China.

We have engaged an international law firm with expertise in mainland China to assist us with the arbitration proceeding. While we are unable at this time to predict with certainty the outcome of the arbitration proceeding, or the timing of the receipt of any milestone payments and other damages it is seeking in the arbitration proceeding, if at all, we believe that our claims are meritorious.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol SLS.

Holders

As of March 27, 2024, there were approximately 35 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Purchases of Equity Securities

During the year ended December 31, 2023, we did not purchase any of our equity securities. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Previous Columns)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan	21,520	$112.85	—
2023 Amended and Restated Equity Incentive Plan	1,585,283	$4.47	3,950,528
Restricted Stock Units	338,141	N/A	—
2021 Employee Stock Purchase Plan	—	N/A	183,457
Equity compensation plans not approved by security holders
None	—	—	—
Total	1,944,944	$5.92	4,133,985

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

In January 2020, we commenced in the United States an open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized (1:1) to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. Under our current assumptions with respect to enrollment and the estimated survival times for both the treated and control groups in the study, we believe, after discussions with our external statisticians and experts, that the planned interim analysis after 60 events (deaths) per the protocol will occur in the first half of 2024 and the final analysis after 80 events will occur by the end of 2024. Because these analyses are event driven, they are difficult to predict with any certainty and may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we collectively refer to as Greater China, or the 3DMed Territory. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of December 31, 2023, we have received an aggregate of $10.5 million in upfront and milestone payments under the 3D Medicines Agreement and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we commenced an arbitration proceeding against 3D Medicines regarding, among other things, the trigger and payment of $13.0 million in milestone payments due to us. See Item 3. Legal Proceedings.

In December 2018, pursuant to a Clinical Trial Collaboration and Supply Agreement, we initiated a Phase 1/2 multi-arm "basket" type clinical study of GPS in combination with Merck & Co., Inc.’s anti-PD-1 therapy, pembrolizumab (Keytruda®). In 2020, we, together with Merck, determined to focus on ovarian cancer (second or third line). In November 2022, we reported topline clinical and initial immune response data from this study, which showed that treatment with the combination of GPS and pembrolizumab compared favorably to treatment with anti-PD-1 therapy alone in a similar patient population. In November 2023, additional immunobiological and clinical data from the study was presented at the International Gynecologic Cancer Society 2023 Annual Global Meeting which showed a correlation between immune response and PFS.

In February 2020, a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Enrollment of a target total of 10 evaluable patients was completed at the end of 2022. We reported positive topline safety and efficacy data from this study in June 2023 and positive follow-up immune response and survival data in December 2023.

GPS was granted Orphan Drug Product Designations, or ODD, from the FDA, as well as orphan medicines designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track designation for AML, MPM, and MM from the FDA.

SLS009: Highly Selective Next Generation CDK9 Inhibitor

On March 31, 2022, we entered into an exclusive license agreement, or the GenFleet Agreement, with GenFleet Therapeutics (Shanghai), Inc., or GenFleet, a clinical-stage biotechnology company developing cutting-edge therapeutics in oncology and immunology, that grants rights to us for the development and commercialization of SLS009, a highly selective small molecule CDK9 inhibitor, across all therapeutic and diagnostic uses worldwide, except for Greater China.

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

We completed a Phase 1 dose-escalating clinical trial in the United States and China for SLS009 in mid-2023 and reported positive safety and efficacy data for both patient cohorts, that is relapsed and/or refractory AML and refractory lymphoma. We also established in the trial a recommended Phase 2 dose, or RP2D, of 60 mg for AML and 100 mg for lymphomas.

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial with SLS009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who failed or did not respond to treatment with venetoclax-based therapies. The trial is evaluating safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg once weekly, and 60 mg once weekly or 30 mg twice a week, in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the primary endpoints are complete response composite rate and duration of response. Additional endpoints include event free survival, overall survival, and pharmacokinetic and pharmacodynamic assessments. The trial includes several sites in the United States, will enroll a minimum of 20 patients and, based on initial results, may be expanded into a registrational trial.

In the fourth quarter of 2023, we completed enrollment in the 45 mg (safety) dose cohort in the Phase 2a study and reported positive initial topline data. We also commenced enrollment in the 60 mg dose cohort with patients randomized to one of two groups, 60 mg fixed dose once weekly or 30 mg fixed twice weekly. Each group will enroll five to 10 patients.

In March 2024, we announced positive topline data from the Phase 2a clinical trial of SLS009 in combination with aza/ven in r/r/ AML. A total of 21 patients were enrolled in the study as of March 15, 2024: 10 in the 45 mg safety cohort and 11 in the 60 mg cohort (30 mg twice a week or 60 mg once a week). Response rates observed in the three cohorts were 10% in the 45 mg once a week safety dose cohort (dose level below the RP2D),

20% in the 60 mg once a week dose cohort, and 50% in the 30 mg twice a week dose cohort. Additionally, we observed strong anti-leukemic activity, which is defined as 50% or more bone marrow blast reduction in 67% of patients across all dose levels. Median OS has not been reached in any of the cohorts and the first patient enrolled in the study who achieved a CR continues on the study and remains leukemia-free 9 months after enrollment. During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study. Patients with the identified biomarkers exhibited significantly higher response rates: 100% response rate at the optimal dose level (30 mg twice a week) and 57% response rate across all dose levels. Furthermore, we have clarified the proposed biological basis and mechanism of action for SLS009 activity in patients with these biomarkers. The relevant biomarkers are present in multiple hematologic and solid cancer indications, with a substantial proportion of patients exhibiting them in additional indications, ranging up to ~50% of patients in some indications.

Additional topline data for the 60 mg dose cohort is expected in the second quarter of 2024.

In October 2023, we announced that our partner, GenFleet, dosed the first patient in a Phase Ib/II trial evaluating SLS009 in patients with relapsed/refractory, or r/r, peripheral T-cell lymphoma, or PTCL. The open-label, single-arm trial will enroll up to 95 patients to evaluate safety and efficacy and, based on the results, may serve as a registrational study. This initial PTCL study is fully funded by GenFleet and is being conducted in China. We expect to report initial topline data from the study in the second quarter of 2024.

In March 2024, GenFleet announced that it entered into a collaboration and supply agreement with BeiGene Switzerland GmbH to initiate a combination study of SLS009 and Brukinsa (zanubrutinib), a BTK inhibitor, in r/r diffused large B-cell lypmhoma, or DLBCL, and the first patient was dosed in the trial. The open-label, single-arm multi-center trial will be conducted in two parts. In the Phase 1b portion, 6-18 patients will be enrolled. In the Phase 2 portion, approximately 45 patients will be enrolled. This study is funded by GenFleet and is being conducted in China.

SLS009 is also currently being evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. Studies are supported through cooperative agreement grants from the NCI to the seven PIVOT research programs performing the PK and efficacy testing in pediatric tumors and a centralized coordinating center. We expect to report relevant data from the program in the second half of 2024.

For SLS009, the FDA granted Orphan Drug Product designations in AML and PTCL and Fast Track designations for r/r AML and r/r PTCL.

Components of Results of Operations

Licensing Revenue

Licensing revenue consists of revenue recognized pursuant to the 3D Medicines Agreement. In the future, we may generate revenue from a combination of regulatory, development, and sales milestone payments and royalties in connection with the 3D Medicines Agreement.

Cost of Licensing Revenue

Cost of licensing revenue consists of sublicensing fees incurred under our license from MSK in connection with the 3D Medicines Agreement.

Research and Development

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with clinical research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
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

Research and development activities are central to our business model. Oncology product candidates in the later stages of clinical development generally have higher development costs than those in the earlier stages of clinical development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase for the foreseeable future as we conduct and complete our ongoing early and late-stage clinical trials, initiate additional clinical trials, and expand regulatory activities associated with the preparation and submission of regulatory filings.

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

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year ended December 31,
	2023	2022	Change
Licensing revenue	$—	$1,000	$(1,000)
Operating expenses:
Cost of licensing revenue	—	100	(100)
Research and development	24,007	20,268	3,739
General and administrative	13,862	12,582	1,280
Acquired in-process research and development	—	10,000	(10,000)
Total operating expenses	37,869	42,950	(5,081)
Loss from operations	(37,869)	(41,950)	4,081
Non-operating income	529	649	(120)
Net loss	$(37,340)	$(41,301)	3,961

Further analysis of the changes and trends in our operating results are discussed below.

Licensing Revenue

There was no licensing revenue for the year ended December 31, 2023 and $1.0 million in licensing revenue for the year ended December 31, 2022 related to approval by China's National Medical Products Administration, or NMPA, of an Investigational New Drug, or IND, application filed by 3D Medicines for a small Phase 1 clinical trial investigating safety of GPS in China.

Cost of Licensing Revenue

There was no cost of licensing revenue recognized during the year ended December 31, 2023, and $0.1 million of sublicensing fees payable under our license from MSK in connection with the 3D Medicines Agreement during the year ended December 31, 2022.

Research and Development

Research and development expenses were $24.0 million for the year ended December 31, 2023 compared to $20.3 million for the year ended December 31, 2022. As compared to the prior period, the $3.7 million increase in research and development expenses was primarily attributable to a $1.9 million increase in clinical trial expenses primarily related to our ongoing Phase 3 REGAL clinical trial of GPS in AML and our Phase 2a and Phase 1 clinical trials of SLS009, a $1.3 million increase in clinical and regulatory consulting expenses due to the advancement of our clinical programs, and a $1.1 million increase in personnel related expenses primarily due to increased headcount. These increases were partially offset by a $0.5 million decrease in manufacturing and clinical drug supply costs due to the timing of the manufacture of drug substance and drug product batches, and a $0.1 million decrease in licensing and other research and development costs. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009, including our Phase 3 REGAL clinical trial of GPS in AML and the ongoing and planned clinical trials of SLS009.

General and Administrative

General and administrative expenses were $13.9 million for the year ended December 31, 2023 compared to $12.6 million for the year ended December 31, 2022. The $1.3 million increase was primarily driven by a $0.5 million increase in personnel related expenses primarily due to increased headcount, including a $0.3 million increase in non-cash stock-based compensation, a $0.6 million increase in intellectual property fees, a $0.1 million increase in outside services and public company costs, and a $0.1 million increase in other general and administrative costs.

Acquired In-Process Research and Development

There was no acquired in-process research and development expense during the year ended December 31, 2023. During the year ended December 31, 2022, we recognized $10.0 million for the acquisition of in-process research and development related to the in-licensing of SLS009.

Non-Operating Income

Non-operating income for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year ended December 31,
	2023	2022	Change
Change in fair value of warrant liability	$4	$36	$(32)
Change in fair value of contingent consideration	—	296	(296)
Interest income	525	317	208
Total non-operating income	$529	$649	$(120)

The decrease in our non-operating income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a $0.3 million decrease in the change in fair value of contingent consideration in the prior period, partially offset by a $0.2 million increase in interest income earned from our cash and cash equivalents primarily due to higher interest rates.

The changes in fair value of warrant liability and changes in fair value of contingent consideration are all non-cash in nature.

Liquidity and Capital Resources

We did not generate any revenue from product sales in the years ended December 31, 2023 and 2022. Through December 31, 2023, we have only generated licensing revenue from the 3D Medicines Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

On March 19, 2024, we consummated a registered direct offering, or the March 2024 Registered Direct Offering, in which we entered into a Securities Purchase Agreement with two institutional investors pursuant to which we agreed to issue and sell 11,000,000 shares of our common stock and 2,029,316 pre-funded warrants exercisable for shares of common stock. Each share of common stock was sold together at a purchase price of $1.535 and each pre-funded warrant was sold at a purchase price of $1.5349. The gross proceeds to us from the March 2024 Registered Direct Offering were approximately $20.0 million, before deducting the placement agent's fees and related offering expenses. In a concurrent private placement, we agreed to issue to the two institutional investors exercisable for up to an aggregate of 13,029,316 shares of common stock warrants at an exercise price of $1.41 per share. Subsequent to the closing of the March 2024 Registered Direct Offering, 1,014,658 pre-funded warrants were exercised for shares of common stock.

On January 8, 2024, we consummated a public offering on a "reasonable best efforts" basis, or the January 2024 Offering, issuing 10,130,000 shares of common stock and an aggregate of 1,870,000 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 12,000,000 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $0.75, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $0.7499. The aggregate gross proceeds to us from the January 2024 Offering were approximately $9.0 million, before deducting the placement agent's fees and related offering expenses.

On November 2, 2023, we consummated a registered direct offering, or the November 2023 Registered Direct Offering, in which we entered into a Securities Purchase Agreement with a single institutional investor pursuant to which we agreed to issue and sell 3,100,000 shares of our common stock and 552,300 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 3,652,300 shares of common stock. Each share of common stock and accompanying warrant were sold together at a combined purchase price of $1.0952 and each pre-funded warrant and accompanying warrant were sold together at a combined purchase price of $1.0951. The net proceeds to us from the November 2023 Registered Direct Offering were approximately $3.5 million, after deducting the placement agent's fees and related offering expenses.

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

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Agent. From time to time during the term of the Sales Agreement, subject to certain restrictions, we could offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent was entitled to collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement were offered and sold pursuant to our registration statement on Form S-3, which was filed with the SEC on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2023, we sold a total of 92,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.21 per share for aggregate net proceeds of approximately $0.3 million. On January 2, 2024, we mutually agreed with the Agent to terminate the Sales Agreement.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. As of December 31, 2023, we have received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestone payments under our license agreement with 3D Medicines. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under our control.

Funding Requirements

As of December 31, 2023, we had an accumulated deficit of $217.2 million, cash and cash equivalents of $2.5 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $13.7 million as of December 31, 2023. We expect that our cash and cash equivalents, together with the net proceeds from the January 2024 Offering and March 2024 Registered Direct Offering, will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

We will require substantial additional financing to develop any current or future product candidates. If we are unable to obtain additional funding on a timely basis, we will be required to scale back our plans and place certain activities on hold. We currently do not have any commitments to obtain additional funds. Our management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, as well as payments from potential strategic research and development collaborations or licensing and/or marketing arrangements with pharmaceutical companies. Additionally, we continue to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our product candidates. There can be no assurance that these future funding efforts will be successful.

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

Components of Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$2,530	$17,125
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,630	$17,225

Restricted cash and cash equivalents of $0.1 million as of December 31, 2023 and 2022 relates to certificates of deposit maintained on hand with our financial institutions as collateral for our corporate credit cards.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(31,410)	$(23,809)
Investing activities	(5,500)	(4,500)
Financing activities	22,315	24,079
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(14,595)	$(4,230)

Net Cash Flow from Operating Activities

Net cash used in operating activities of $31.4 million during the year ended December 31, 2023 was primarily attributable to our net loss of $37.3 million, and partially offset by a change in our operating assets and liabilities of $3.3 million and various net non-cash charges of $2.6 million. The net change in our operating assets and liabilities is due to an increase in accounts payable of $2.3 million, an increase in accrued expenses and other current liabilities of $1.4 million, and a decrease in prepaid expenses and other assets of $0.1 million, which was partially offset by a decrease in operating lease liabilities of $0.5 million. Net non-cash charges were driven by $2.1 million in non-cash stock compensation expense and $0.5 million in non-cash lease expense.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $5.5 million and $4.5 million during the years ended December 31, 2023 and 2022, respectively, was related to license payments made for the acquisition of in-process research and development under the GenFleet Agreement.

Net Cash Flow from Financing Activities

We generated $22.3 million of net cash from financing activities for the year ended December 31, 2023, which was due to $21.9 million in aggregate net proceeds received from the February 2023 Offering and the November 2023 Offering, $0.3 million in aggregate net proceeds received from the issuance of common stock under the Sales Agreement, and a $0.1 million in aggregate net proceeds received from the issuance of common stock under our employee stock purchase plan.

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

Contractual Obligations and Other Commitments

Leases

Our lease commitments reflect payments due under our lease agreement for our office space in New York, New York that expires in September 2025. As of December 31, 2023, our contractual commitment for our lease was $1.0 million, which will be paid over the remaining term of the lease. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Form 10-K.

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

Recent Accounting Pronouncements

    See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 28, 2024

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,530	$17,125
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	542	531
Total current assets	3,172	17,756
Operating lease right-of-use assets	858	874
Goodwill	1,914	1,914
Deposits and other assets	275	399
Total assets	$6,219	$20,943
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,639	$3,357
Accrued expenses and other current liabilities	7,650	6,286
Operating lease liabilities	446	372
Acquired in-process research and development payable	—	5,500
Total current liabilities	13,735	15,515
Operating lease liabilities, non-current	460	573
Warrant liability	—	4
Total liabilities	14,195	16,092
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 32,132,890 and 21,005,405 shares issued and outstanding at December 31, 2023 and 2022, respectively	3	2
Additional paid-in capital	209,265	184,753
Accumulated deficit	(217,244)	(179,904)
Total stockholders’ (deficit) equity	(7,976)	4,851
Total liabilities and stockholders’ (deficit) equity	$6,219	$20,943

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Licensing revenue	$—	$1,000

Operating expenses:
Cost of licensing revenue	—	100
Research and development	24,007	20,268
General and administrative	13,862	12,582
Acquired in-process research and development	—	10,000
Total operating expenses	37,869	42,950
Loss from operations	(37,869)	(41,950)
Non-operating income:
Change in fair value of warrant liability	4	36
Change in fair value of contingent consideration	—	296
Interest income	525	317
Total non-operating income	529	649
Net loss	$(37,340)	$(41,301)

Per share information:
Net loss per common share, basic and diluted	$(1.34)	$(2.13)
Weighted-average common shares outstanding, basic and diluted	27,777,111	19,395,709

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 1, 2022	15,895,637	$2	$158,948	$(138,603)	$20,347
Issuance of common stock and common stock warrants, net of issuance costs	4,629,630	—	22,946	—	22,946
Issuance of common stock, net of issuance costs	415,005		1,048		1,048
Issuance of common stock under employee stock purchase plan	25,089	—	85	—	85
Vesting of restricted stock units	40,044	—	—	—	—
Stock-based compensation	—	—	1,726	—	1,726
Net loss	—	—	—	(41,301)	(41,301)
Balance at December 31, 2022	21,005,405	2	184,753	(179,904)	4,851
Issuance of common stock and common stock warrants, net of issuance costs	10,320,217	1	22,039	—	22,040
Issuance of common stock, net of issuance costs	92,882	—	289	—	289
Issuance of common stock upon the exercise of pre-funded warrants	552,300	—	—	—	—
Issuance of common stock upon the exercise of warrants	14,000	—	14	—	14
Issuance of common stock under employee stock purchase plan	91,454	—	107	—	107
Vesting of restricted stock units	85,245	—	—	—	—
Tax withholding on vesting of restricted stock units	(28,613)	—	(31)	—	(31)
Stock-based compensation	—	—	2,094	—	2,094
Net loss	—	—	—	(37,340)	(37,340)
Balance at December 31, 2023	32,132,890	$3	$209,265	$(217,244)	$(7,976)

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,340)	$(41,301)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	—	10,000
Non-cash stock-based compensation	2,094	1,726
Non-cash lease expense	495	457
Change in fair value of contingent consideration	—	(296)
Change in fair value of common stock warrants	(4)	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	113	1,253
Accounts payable	2,301	1,213
Accrued expenses and other current liabilities	1,449	3,646
Operating lease liabilities	(518)	(471)
Net cash used in operating activities	(31,410)	(23,809)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	(5,500)	(4,500)
Net cash used in investing activities	(5,500)	(4,500)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	21,936	22,946
Proceeds from issuance of common stock, net of issuance costs	289	1,048
Proceeds from the exercise of warrants	14	—
Proceeds from employee stock plan purchases	107	85
Tax withholding on vesting of restricted stock units	(31)	—
Net cash provided by financing activities	22,315	24,079
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(14,595)	(4,230)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of year	17,225	21,455
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of year	$2,630	$17,225

Supplemental disclosure of cash flow information:
Cash received during the year for interest	$525	$317
Supplemental disclosures:
Payable for acquired in-process research and development	$—	$5,500
Increase in operating lease right of use assets and current and non-current operating lease liabilities	$368	$449
Offering costs in accounts payable and accrued expenses	$103	$—

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

As used in this Annual Report on Form 10-K, the words the "Company," and "SELLAS" refer to SELLAS Life Sciences Group, Inc. and its consolidated subsidiaries.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $217.2 million as of December 31, 2023. During the year ended December 31, 2023, the Company incurred a net loss of $37.3 million and used $31.4 million of cash in operations. The Company continues to expect to generate operating losses and negative cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure. As of December 31, 2023, the Company had cash and cash equivalents of $2.5 million. The Company expects its cash and cash equivalents, together with the net proceeds from a public offering completed on January 8, 2024 (the "January 2024 Offering") and the registered direct offering completed on March 19, 2024 (the "March 2024 Registered Direct Offering"), will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On March 19, 2024, the Company consummated the March 2024 Registered Direct Offering, in which we entered into a Securities Purchase Agreement with two institutional investors pursuant to which the Company

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreed to issue and sell 11,000,000 shares of our common stock and 2,029,316 pre-funded warrants exercisable for shares of common stock. Each share of common stock was sold together at a purchase price of $1.535 and each pre-funded warrant was sold at a purchase price of $1.5349. The gross proceeds to the Company from the March 2024 Registered Direct Offering were approximately $20.0 million, before deducting the placement agent's fees and related offering expenses. In a concurrent private placement, the Company agreed to issue to the two institutional investors exercisable for up to an aggregate of 13,029,316 shares of common stock warrants at an exercise price of $1.41 per share. Subsequent to the closing of the March 2024 Registered Direct Offering, 1,014,658 pre-funded warrants were exercised for shares of common stock.

On January 8, 2024, the Company consummated the January 2024 Offering on a "reasonable best efforts" basis, issuing 10,130,000 shares of common stock and an aggregate of 1,870,000 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 12,000,000 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $0.75, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $0.7499. The aggregate gross proceeds to us from the January 2024 Offering were approximately $9.0 million, before deducting placement agents' fees and related offering expenses.

On November 2, 2023, the Company consummated a registered direct offering (the "November 2023 Registered Direct Offering"), pursuant to a Securities Purchase Agreement with a single institutional investor under which the Company agreed to issue and sell, 3,100,000 shares of its common stock and 552,300 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 3,652,300 shares of common stock. Each share of common stock and accompanying warrant were sold together at a combined purchase price of $1.0952 and each pre-funded warrant and accompanying warrant were sold together at a combined purchase price of $1.0951. The net proceeds to the Company from the November 2023 Registered Direct Offering were approximately $3.5 million, after deducting placement agents' fees and related offering expenses.

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

On April 16, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement"), with Cantor Fitzgerald & Co. (the "Agent"). From time to time during the term of the Sales Agreement, the Company could offer and sell shares of common stock having an aggregate offering price up to a total of $50.0 million in gross proceeds. The Agent was entitled to collect a fee equal to 3% of the gross sales price of all shares of common stock sold. Shares of common stock sold under the Sales Agreement were offered and sold pursuant to the Company's registration statement on Form S-3, which was filed with the U.S. Securities and Exchange Commission ("SEC") on April 16, 2021 and declared effective on April 29, 2021. During the year ended December 31, 2023, the Company sold 92,882 shares of common stock pursuant to the Sales Agreement at an average price of $3.21 per share for aggregate net proceeds of approximately $0.3 million. On January 2, 2024, the Company mutually agreed with the Agent to terminate the Sales Agreement.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"), pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of December 31, 2023, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

including future royalties, remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control.

The Company will require substantial additional financing to commercially develop any current or future product candidates. If the Company is unable to obtain additional funding on a timely basis, it will be required to scale back its plans and place certain activities on hold. The Company currently does not have any commitments to obtain additional funds. The Company's management continues to evaluate different strategies to obtain the required funding for future operations. These strategies may include public and private placements of equity and/or debt securities, as well as payments from potential strategic research and development collaborations or licensing and/or marketing arrangements with pharmaceutical companies. Additionally, the Company continues to pursue discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to the Company's product candidates. There can be no assurance that these future funding efforts will be successful.

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, carrying value of goodwill, and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2023 and 2022, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. As of December 31, 2022, the carrying amounts of the Company’s liability-classified warrants were recorded at their estimated fair value. The fair value of the warrants utilize certain unobservable inputs that fall within Level 3 of the fair value hierarchy. See Note 5 for additional information on the fair value of certain financial assets and liabilities.

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$2,530	$17,125
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,630	$17,225

As of December 31, 2023 and 2022, the Company maintained $0.1 million on hand with the Company's financial institutions as collateral for its corporate credit cards.

Goodwill

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company performs its annual goodwill impairment test on October 1 of each fiscal year, or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary.

The Company's goodwill balance at December 31, 2023 and 2022 was $1.9 million. The Company did not recognize any impairment of goodwill during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no accumulated impairment losses related to goodwill.

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

ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments, and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements contain lease and non-lease components, which are generally accounted for separately. See Note 7 for discussion of the Company’s facility leases.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers ("Topic 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five-steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 10 for further discussion of the Company's revenue recognition associated with the 3D Medicines Agreement.

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

Acquired In-Process Research and Development

Costs incurred in obtaining technology licenses are immediately recognized as acquired in-process research and development expense, provided the technology licensed has no alternative future use as the technology and know-how acquired are not currently commercially viable. Payments related to contingent consideration such as development milestones, commercial milestones and royalties (Note 7) will be recognized when the contingency is probable and reasonably estimable in accordance with ASC 450, Contingencies.

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

Restricted Stock Units with Performance and Service Conditions

The Company's Board of Directors has granted restricted stock units ("RSUs") to employees that vest based on performance and service conditions. The fair values of the performance-based RSUs are measured on the date of grant and are based on the Company's closing stock price on such date. Compensation expense is recognized for the number of performance-based RSUs expected to be earned, provided the requisite service period has been rendered, after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. The Company accounts for forfeitures of performance-based RSUs when they occur. If performance criteria are not met or are not expected to be met, any compensation expense previously recognized to date associated with the performance-based RSUs will be reversed.

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

Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax returns, if such a position is more likely than not to be sustained. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense. No interest or penalties associated with unrecognized tax positions were recognized in either of the years ended December 31, 2023 or 2022.

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

Net Loss Per Share

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as their impact would be anti-dilutive (in thousands):

	December 31,
	2023	2022
Common stock warrants	15,854	5,141
Stock options	1,607	1,040
Restricted stock units	338	255
	17,799	6,436

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company is currently evaluating the impact of the ASU on the consolidated financial statement disclosures but does not expect a material impact upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by prescribing standard categories and greater disaggregation of information in the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the consolidated financial statements but does not expect a material impact upon adoption.

4. Collaboration and In-License Agreements

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In consideration for the exclusive license, the Company agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, all of which has been paid as of December 31, 2023, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of SLS009 in the SLS009 Territory ranging from the low to high single digits.

During the year ended December 31, 2022, the Company expensed $10.0 million related to the acquired technology as in-process research and development based on the assessment that the technology has no alternative future use as the technology and know-how acquired are not currently commercially viable. During the years ended December 31, 2023 and 2022, the Company made cash payments of $5.5 million and $4.5 million, respectively, pursuant to the exclusive license agreement.

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

    The Company incurred $0.1 million of guaranteed minimum royalty payments under the Second MSK A&R License Agreement during the years ended December 31, 2023 and 2022. Such expenses have been included in research and development costs.

    The Company incurred $0.1 million of sublicensing fees payable included in cost of licensing revenue under the Second MSK A&R License Agreement in connection with the 3D Medicines Agreement during the year ended December 31, 2022. There were no sublicensing fees incurred during the year ended December 31, 2023.

5. Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,314	$2,314	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$2,414	$2,414	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$—	$—	$—

Description	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,609	$16,609	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$16,709	$16,709	$—	$—
Liabilities:
Warrant liability	$4	$—	$—	$4
Total liabilities measured and recorded at fair value	$4	$—	$—	$4

The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2023 and 2022. See Note 9 for a reconciliation of the changes in the fair value of the warrant liability for the years ended December 31, 2023 and 2022.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Clinical trial costs	$399	$184
Insurance	87	219
Professional fees	56	82
Other	—	46
Prepaid expenses and other current assets	$542	$531

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Clinical trial costs	$5,672	$4,509
Compensation and related benefits	1,493	1,439
Professional fees	443	338
Other	42	—
Accrued expenses and other current liabilities	$7,650	$6,286

7. Legal Proceedings, Commitments and Contingencies

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. See Item 3. Legal Proceedings. Except for this arbitration proceeding, as of December 31, 2023, there was no other pending or threatened litigation.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations. In addition, these arrangements often give the Company the discretion to unilaterally terminate development of the product, which would allow the Company to avoid making the contingent payments; however, the Company is unlikely to cease development if the compound successfully achieves clinical testing objectives. See Note 4 for additional information on the Company’s commitments under collaboration and license agreements.

Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which commenced on June 5, 2020, was amended in February 2022 to add additional space, and had an initial lease term through December 30, 2024. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract.

On December 11, 2023, the Company agreed to extend the expiration date for its office space through September 30, 2025. The Company assessed the amendment for the lease extension and determined it should be accounted for as a modification. Accordingly, on the effective modification date, the Company remeasured its operating lease liabilities and corresponding operating lease right-of-use assets at the present value of the remaining lease payments.

The weighted average discount rate used to account for the Company's operating lease under ASC 842, Leases, as of December 31, 2023 is approximately 13.0%. As of December 31, 2023, the leases have a remaining term of 1.75 years.

Rent expense related to the Company's operating lease was approximately $0.5 million for each of the years ended December 31, 2023 and 2022. The Company made cash payments related to operating leases of approximately $0.5 million during each of the years ended December 31, 2023 and 2022.

Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of December 31, 2023 (in thousands):

Total minimum lease payments:
2024	$533
2025	477
Total future minimum lease payments	1,010
Less: imputed interest	(104)
Operating lease liabilities	$906

8. Stockholders’ (Deficit) Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of December 31, 2023 and 2022.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

Shares of common stock reserved for future issuance are as follows (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2023
Warrants outstanding	15,854
Stock options outstanding	1,607
Restricted stock units outstanding	338
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	3,951
Shares reserved for future issuance under the Employee Stock Purchase Plans	183
Total shares of common stock reserved for future issuance	21,933

9. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2023 (in thousands, except per share data):

Warrant Issuance	Outstanding, December 31, 2022	Granted	Exercised	Canceled/Expired	Outstanding, December 31, 2023	Exercise Price Per Share	Expiration
Warrants classified as equity:
November 2023 Registered Direct	—	3,652	—	—	3,652	$0.9702	November 2028
November 2023 Registered Direct Pre-Funded Warrants	—	552	(552)	—	—	$0.0001	November 2028
February 2023 Offering	—	7,220	(14)	—	7,206	$0.9702	February 2028
April 2022 Offering	4,630	—	—	—	4,630	$3.2291	April 2027 - November 2028
January 2020 Offering	309	—	—	—	309	$3.9300	July 2025
July 2020 PIPE Offering	25	—	—	—	25	$3.3000	August 2025
Other	164	—	—	(132)	32	$7.5000	March 2024 - June 2024
	5,128	11,424	(566)	(132)	15,854
Warrants classified as liability:	13	—	—	(13)	—	$7.5000
	5,141	11,424	(566)	(145)	15,854

In connection with the closing of the January 2024 Offering at a combined offering price of $0.75, the Company agreed to (i) reduce the exercise price of an aggregate of 3,863,851 warrants that were issued to certain purchasers in an underwritten public offering that closed on April 5, 2022 (the "April 2022 Offering") to $0.75, (ii) reduce the exercise price of an aggregate of 3,652,300 warrants that were issued in the November 2023 Registered Direct Offering to $0.75, and (iii) extend the termination date of the April 2022 Offering warrants and the November 2023 Registered Direct Offering warrants to January 8, 2029. Concurrent with the closing of the January 2024 Offering, the exercise price of an aggregate of 7,220,217 warrants were also reduced to an exercise price of $0.75 per share.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On February 28, 2023, in connection with closing of the February 2023 Offering, the Company entered into amendments to an aggregate of 3,438,851 warrants, which had been previously issued by the Company in the April 2022 Offering, to reduce the exercise price of such warrants from $5.40 to $3.62, the average closing price of the Company’s common stock, as reported on the Nasdaq Capital Market, for the five trading days immediately preceding the pricing of the February 2023 Offering. The Company accounted for the amendment as a cost to issue equity with the incremental fair value of approximately $0.3 million recognized as an offset to the proceeds received. However, there was no net impact to the consolidated statements of stockholders' (deficit) equity because the warrants are equity classified.

On November 2, 2023, in connection with the closing of the November 2023 Registered Direct Offering, the Company entered into an amendment to reduce the exercise price of warrants to purchase up to 887,000 shares of the Company’s common stock which were issued in the April 2022 Offering and held by the purchaser in the November 2023 Registered Direct Offering to $0.9702, and amended the termination date of such warrants to November 2, 2028. Concurrent with the closing of the November 2023 Registered Direct Offering, an aggregate of 7,220,217 warrants issued in the February 2023 Offering were reduced to $0.9702 per share. The Company accounted for the change in exercise price as a cost to issue equity with the incremental fair value of approximately $0.4 million recognized as an offset to the proceeds received. However, there was no net impact to the consolidated statements of stockholders' (deficit) equity because the warrants are equity classified.

Warrants Classified as Liabilities

The liability-classified warrants consist of warrants to acquire common stock issued in connection with previous equity financings. These warrants may be settled in cash and were determined to not be indexed to the Company’s common stock. The Company's outstanding liability-classified warrants expired during the year ended December 31, 2023.

The estimated fair value of outstanding warrants accounted for as liabilities was determined at each balance sheet date through expiration. Any decrease or increase in the estimated fair value of the warrant liability as of each balance sheet date was recorded in the consolidated statement of operations as a change in fair value of warrant liability. The fair value of the warrants accounted for as liabilities is estimated using a Black-Scholes pricing model with the following inputs:

	As of December 31,
	2023	2022
Risk free interest rate	n/a	4.75%
Volatility	n/a	120.60%
Expected term (years)	n/a	0.75
Expected dividend yield	n/a	—%
Strike price	n/a	$7.50

The changes in fair value of the warrant liability for the year ended December 31, 2023 and 2022 were as follows (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Warrant Liability
Warrant liability, January 1, 2022	$40
Change in fair value of warrants	(36)
Warrant liability, December 31, 2022	4
Change in fair value of warrants	(4)
Warrant liability, December 31, 2023	$—

10. License Revenue with 3D Medicines, Inc.

Exclusive License Agreement with 3D Medicines, Inc.

In December 2020, the Company entered into the 3D Medicines Agreement pursuant to which the Company granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS (referred to as GPS Plus) product candidates ("GPS Licensed Products") for all therapeutic and other diagnostic uses in the 3DMed Territory. In partial consideration for the rights granted by the Company, 3D Medicines agreed to pay the Company (i) a one-time upfront cash payment of $7.5 million, and (ii) milestone payments totaling up to $194.5 million in the aggregate upon the achievement of certain technology transfer, development and regulatory milestones, as well as sales milestones based on certain net sales thresholds of GPS Licensed Products in the 3DMed Territory in a given calendar year. 3D Medicines also agreed to pay tiered royalties based upon a percentage of annual net sales of GPS Licensed Products in the 3DMed Territory ranging from the high single digits to the low double digits.

Revenue Recognition

At inception, the Company evaluated the 3D Medicines Agreement under ASC 606 and recognized an initial transaction price of $9.5 million, which included the $7.5 million upfront fee as well as $2.0 million in development milestones that were assessed to be probable of being achieved, while the remaining milestones were variable consideration subject to constraint at inception. In the first quarter of 2022, an additional $1.0 million in licensing revenue was recognized upon approval by China’s National Medical Products Administration (“NMPA”) for a small Phase 1 clinical trial investigating safety of GPS in China.

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of December 31, 2023, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during the year ended December 31, 2023. Licensing revenue of $1.0 million recognized during the year ended December 31, 2022 related to the IND approval by the NMPA.

There was no cost of licensing revenue recognized during the year ended December 31, 2023. Cost of licensing revenue of $0.1 million was recognized during the year ended December 31, 2022 for sublicensing fees incurred under the Second MSK A&R License Agreement in connection with the 3D Medicines Agreement.

11. Stock-Based Compensation

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

As of December 31, 2023, approximately 3,951,000 shares of common stock were reserved for future grants under the 2019 Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$352	$270
General and administrative	1,742	1,456
Total stock-based compensation	$2,094	$1,726

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards and the following assumptions were used for stock options granted during the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,
	2023	2022
Risk free interest rate	3.78%	1.96%
Volatility	127.77%	131.51%
Expected lives (years)	6.20	6.18
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $2.88 and $4.52, respectively.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s expected common stock price volatility assumption is based upon the Company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method, which averages the contractual term of the Company’s options of 10 years with the average vesting term of four years for an average of six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero because the Company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company accounts for forfeitures as they occur, therefore, outstanding stock options equal vested and expected to vest stock options.

As of December 31, 2023, there was $2.9 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.34 years.

The following table summarizes stock option activity of the Company for the years ended December 31, 2023 and 2022, respectively:

	Total Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	534	$10.09
Granted	546	5.01
Canceled	(40)	6.17
Outstanding at December 31, 2022	1,040	7.57
Granted	682	3.20
Canceled	(115)	4.68
Outstanding at December 31, 2023	1,607	$5.92	8.13	$—
Vested and exercisable at December 31, 2023	639	$8.78	7.26	$—

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2023 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 29, 2023 of $1.06 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

Time-Vested RSUs and RSUs with Performance Conditions

The Company granted RSUs pursuant to the Company's 2023 Amended and Restated Equity Incentive Plan that will settle in shares of common stock. As of December 31, 2023, there was $1.0 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.09 years.

The following table summarizes RSU activity of the Company for the years ended December 31, 2023 and 2022, respectively:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Total Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	200	$2.81
Granted	97	$5.34
Vested	(40)	$6.01
Canceled	(2)	$5.34
Unvested at December 31, 2022	255	$3.25
Granted	195	$3.34
Vested	(85)	$4.37
Canceled	(27)	$3.61
Unvested at December 31, 2023	338	$2.99

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

During the years ended December 31, 2023 and 2022, 91,454 and 25,089 shares of common stock, respectively, were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are approximately 183,000 shares of common stock reserved for issuance under the 2021 ESPP as of December 31, 2023.

12. Income Taxes

The Company's loss before income taxes is as follows (in thousands):

	As of December 31,
	2023	2022
U.S.	$(10,116)	$(17,825)
Non - U.S.	(27,224)	(23,476)
	$(37,340)	$(41,301)

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2023	2022
Net operating loss carryforwards	$12,220	$10,529
Stock-based compensation	613	229
Licensing deduction deferral	3,911	4,503
Lease liability	194	198
Capitalized Section 174 research and development	1,755	765
Other	297	282
Gross deferred tax assets	18,990	16,506
Valuation allowance	(18,806)	(16,322)
Net deferred tax assets	$184	$184

The components of gross deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Right of use asset	$(184)	$(184)
Gross deferred tax liability	$(184)	$(184)

The net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Net deferred tax asset	$184	$184
Gross deferred tax liability	(184)	(184)
Net deferred tax liability	$—	$—

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows:

	As of December 31,
	2023	2022
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	(0.4)%	(0.1)%
Foreign rate differential	15.3%	11.9%
Valuation allowance	6.5%	8.7%
Permanent differences	0.4%	0.2%
Other	(0.8)%	0.3%
Effective income tax rate	—%	—%

There was no income tax benefit or expense for the years ended December 31, 2023 and 2022.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the near term. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by approximately $2.5 million for the

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

year ended December 31, 2023, which was primarily driven by net operating loss ("NOL") carryforwards, capitalized research and development and stock-based compensation, which were partially offset by a decrease related to licensing deduction deferrals.

At December 31, 2023, the Company had domestic federal and state net operating loss carryforwards of approximately $57.1 million and $3.6 million, respectively, available to reduce future taxable income, which expire beginning in 2027.

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
The Company files income tax returns in the United States and various state jurisdictions. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2020 to present and December 31, 2019 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination.
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

As of December 31, 2023, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.

13. Employee Benefit Plan

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $139,000 and $129,000 for the years ended December 31, 2023 and 2022, respectively. These amounts were charged to the consolidated statements of operations. The employer contributions vest immediately.

14. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2023 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule10b5-1 of the Exchange Act or any similar arrangements during the fourth quarter of 2023.

Separation Agreement with Robert Francomano

On March 26, 2024, SELLAS and Robert Francomano, Senior Vice President, Chief Commercial Officer of SELLAS, entered into a Separation and General Release Agreement (the “Francomano Separation Agreement”). Pursuant to the terms of the Francomano Separation Agreement, the Company agreed to pay Mr. Francomano an amount equal to (i) nine months of his base salary, plus (ii) an amount equal to a pro-rated portion of Mr. Francomano’s annual short-term incentive compensation at the applicable target level for the year of 2024. Additionally, the Company will reimburse Mr. Francomano his payments for COBRA health insurance benefits commencing with the separation date and continuing for the earlier of (i) the nine month anniversary of the separation date and (ii) the end of the calendar month in which Mr. Francomano becomes eligible to participate in a subsequent employer’s group health plan. Under the Francomano Separation Agreement, Mr. Francomano has provided customary broad form releases and other confidentiality covenants to SELLAS in connection with his departure.

The foregoing description of the material terms of the Francomano Separation Agreement is qualified in its entirety by the full text of the Francomano Separation Agreement, which is attached hereto as Exhibit 10.50, and is incorporated herein by reference.

Separation Agreement with Barbara Wood

On March 27, 2024, SELLAS and Barbara Wood, Executive Vice President, General Counsel and Corporate Secretary of SELLAS, entered into a Separation and General Release Agreement (the "Wood Separation Agreement"). Pursuant to the terms of the Wood Separation Agreement, the Company agreed to pay Ms. Wood an amount equal to (i) 12 months of her base salary, plus (ii) an amount equal to a pro-rated portion of Ms. Wood's annual short-term incentive compensation at the applicable target level for the year of 2024. Additionally, the Company will pay for Ms. Wood's COBRA health insurance benefits commencing with the separation date and continuing for the earlier of (i) the 12 month anniversary of the separation date and (ii) the end of the calendar month in which Ms. Wood becomes eligible to participate in a subsequent employer's group health plan. Under the Wood Separation Agreement, the deadline for Ms. Wood to exercise any stock options granted under the Company's 2017 Equity Incentive Plan and 2023 Amended and Restated Equity Incentive Plan has been extended to six months after the separation date, and the Company agreed to pay Ms. Wood for her accrued, but unused, vacation. Furthermore, Ms. Wood has provided general releases and other confidentiality covenants to SELLAS in connection with her departure.

The foregoing description of the material terms of the Wood Separation Agreement is qualified in its entirety by the full text of the Wood Separation Agreement, which is attached hereto as Exhibit 10.51, and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2023 fiscal year pursuant to Regulation 14A for its 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2023 fiscal year pursuant to Regulation 14A for its 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2023 fiscal year pursuant to Regulation 14A for its 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2023 fiscal year pursuant to Regulation 14A for its 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2023 fiscal year pursuant to Regulation 14A for its 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 7, 2017, by and among the Registrant, Galena Bermuda Merger Sub, Ltd., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc. and SELLAS Life Sciences Group Ltd, as amended (included as Annex A to the proxy statement/prospectus/consent solicitation statement).	8-K	2.1	August 8, 2017
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017.	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	3.1	March 12, 2018
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	November 6, 2019
3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.3	January 5, 2018
4.1	Form of Common Stock Certificate.	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011.	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012.	10-K	10.2	March 28, 2012
4.4	Warrant issued to EQC Private Markets SAC Fund Ltd – EQC Biotech Sely I Fund.	8-K	10.5	January 5, 2018
4.5	Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.1	July 18, 2018
4.6	Amendment to Warrant Agreement including form of accompanying Common Warrant as Exhibit B thereto, dated as of July 16, 2018, among the Registrant, Computershare, Inc., and Computershare Trust Company N.A.	8-K	10.2	July 9, 2019
4.7	Form of Warrant issued in exchange of Series A Preferred Stock in connection with July 2018 public offering.	8-K	10.3	July 18, 2018
4.8	Form of New Warrant issued in connection with Warrant Exercise Agreement dated March 6, 2019.	8-K	4.1	March 6, 2019
4.9	Warrant Agreement, including form of accompanying Common Warrant as Exhibit B thereto, dated as of June 18, 2019, among the Registrant, Computershare Inc., and Computershare Trust Company N.A.	8-K	10.1	June 18, 2019
4.10	Form of Pre-Funded Warrant in connection with June 2019 public offering.	8-K	10.2	June 18, 2019
4.11	Form of Warrant in connection with January Registered Direct 2020.	8-K	4.1	January 10, 2020
4.12	Form of Pre-Funded Warrant in connection with January registered Direct 2020 Offering.	8-K	4.2	January 10, 2020
4.13	Form of Warrant in connection with July 2020 Private Placement.	8-K	4.1	August 4, 2020
4.14	Form of Warrant issued pursuant to that certain Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors.	8-K	4.1	March 12, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
4.15	Form of Warrant	8-K	4.1	April 1, 2022
4.16	Description of Securities.	10-K	4.41	March 13, 2020
4.17	Form of Warrant	8-K	4.1	February 24, 2023
4.18	Form of Pre-Funded Warrant	8-K	4.1	October 31, 2023
4.19	Form of Common Warrant	8-K	4.2	October 31, 2023
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors.	8-K	10.1	March 12, 2018
10.1*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1.	S-4/A	10.61	October 30, 2017
10.2*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1.	S-4/A	10.63	October 30, 2017
10.3*	2017 Equity Incentive Plan of the Registrant.	8-K	10.10	January 5, 2018
10.4*	2017 Employee Stock Purchase Plan of the Registrant.	8-K	10.11	January 5, 2018
10.5*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.6*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.7*	Employment Agreement, effective July 1, 2019, by and between the Registrant and Angelos Stergiou.	10-Q	10.3	May 14, 2020
10.8*	Letter Employment Agreement, dated March 14, 2018, by and between the Registrant and Barbara Wood.	8-K	10.1	March 19, 2018
10.9*	Employment Agreement, effective as of January 11, 2018, by and between the Registrant and John Burns.	8-K	10.1	January 18, 2018
10.10*	Severance Agreement, dated March 27, 2023, by and between the Registrant and Robert Francomano	10-Q	10.1	May 11, 2023
10.17	Scientific Advisory Agreement, dated April 13, 2011, between the Registrant (formerly Galena Biopharma, Inc.) and George E. Peoples, Ph.D.	10-Q	10.10	August 15, 2011
10.22+	License and Supply Agreement, effective December 3, 2012, by and between the Registrant and ABIC Marketing Limited, a subsidiary of Teva Pharmaceuticals.	10-K	10.43	March 12, 2013
10.23+	License and Development Agreement, dated January 13, 2014, by and between the Registrant and Dr. Reddy’s Laboratories, Ltd.	10-K	10.36	March 17, 2014
10.24+	Exclusive License Agreement, dated as of December 20, 2013, between Mills Pharmaceuticals, LLC and BioVascular, Inc.	10-K	10.37	March 17, 2014
10.25	Amendment of the Exclusive License Agreement, dated September 7, 2017, by and between Mills Pharmaceuticals, LLC and BioVascular, Inc.	8-K	10.1	September 11, 2017
10.26+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017.	S-4/A	10.65	October 30, 2017
10.27	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	10.8	January 5, 2018
10.28	Form of Warrant Exercise Agreement, dated March 6, 2019.	8-K	10.1	March 6, 2019
10.29*	2023 Amended and Restated Equity Incentive Plan	10-Q	10.1	August 10, 2023

Exhibit Number	Description	Form	Exhibit	Filing Date
10.30*	Form of Stock Option Grant Notice and Option Agreement under the 2023 Amended and Restated Equity Incentive Plan.	10-K	10.48	March 13, 2020
10.31*	Form of Restricted Stock Unit Grant and Agreement under the 2023 Amended and Restated Equity Incentive Plan.	10-K	10.49	March 13, 2020
10.32	Amendment to Warrant to Purchase Common Stock, dated January 2, 2020, between the Registrant and the holders.	8-K	10.1	January 7, 2020
10.33	Form of Placement Agent Agreement.	8-K	1.1	January 10, 2020
10.34	Sublease, dated June 5, 2020, between the Registrant and Riemer & Braunstein LLP.	8-K	10.1	June 11, 2020
10.35	First Amendment to Sublease, dated December 6, 2021, by and between the Registrant and Riemer & Braunstein LLP.	10-K	10.36	March 31, 2022
10.36*	2021 Employee Stock Purchase Plan.	S-8	99.4	August 13, 2021
10.37	Form of Registration Rights Agreement.	8-K	10.2	August 4, 2020
10.38+	Exclusive License Agreement, dated December 7, 2020, among the Registrant, SLSG Limited, LLC and 3D Medicines Inc.	8-K	10.1	January 28, 2021
10.39+	Side Letter Agreement, dated December 5, 2022, by and between the Registrant and 3D Medicines Inc.	10-K	10.39	March 16, 2023
10.40	Termination Agreement, dated February 4, 2021, among the Registrant, The Henry M. Jackson Foundation, and the MD Anderson Cancer Center.	10-K	10.50	March 23, 2021
10.41	Sales Agreement, dated as of April 16, 2021, by and between SELLAS Life Sciences Group, Inc. and Cantor Fitzgerald & Co.	S-3	1.2	April 16, 2021
10.42+	License Agreement, dated March 31, 2022, by and between SELLAS Life Sciences Group, Inc. and GenFleet Therapeutics (Shanghai) Inc.	10-Q	10.1	May 12, 2022
10.43	Form of Amendment to Common Stock Purchase Warrant	8-K	10.1	March 1, 2023
10.44*	2023 Amended and Restated Equity Incentive Plan	10-Q	10.1	August 10, 2023
10.45	Addendum to the Side Letter Agreement dated May 24, 2023 by and between the Registrant and 3D Medicines Inc.	10-Q	10.2	August 10, 2023
10.46	Second Amendment to Sublease, dated December 11, 2023, by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC	8-K	10.1	December 11, 2023
10.47	Form of Securities Purchase Agreement, dated as of October 30, 2023, by and among SELLAS Life Sciences Group, Inc. and the purchaser party thereto.	8-K	10.1	October 31, 2023
10.48	Form of Placement Agency Agreement	8-K	1.1	October 31, 2023
10.49	Employment Agreement, effective as of February 25, 2022, by and between the Registrant and Robert Francomano
10.50	Separation Agreement, effective as of March 26, 2024, by and between the Registrant and Robert Francomano
10.51	Separation Agreement, effective as of March 27, 2024, by and between the Registrant and Barbara Wood
14.1	Code of Business Conduct and Ethics.	8-K	14.1	January 5, 2018
21.1	Subsidiaries of the Registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

Exhibit Number	Description	Form	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	SELLAS Life Sciences Group, Inc. Clawback Policy
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	The certification attached as Exhibit 32.1 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) or 601(b)(10)(iv), as applicable, of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: March 28, 2024	By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Angelos Stergiou and John Burns, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
John T. Burns, CPA

/s/ Jane Wasman	Chair of the Board of Directors	March 28, 2024
Jane Wasman

/s/ David Scheinberg	Director	March 28, 2024
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 28, 2024
Robert Van Nostrand

/s/ John Varian	Director	March 28, 2024
John Varian

/s/ Katherine Kalin	Director	March 28, 2024
Katherine Kalin