Form 10-Q
period 2024-06-30
SELLAS Life Sciences Group, Inc.
filed 2024-08-13
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 12, 2024, SELLAS Life Sciences Group, Inc. had outstanding 64,332,498 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2024

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$9,147	$2,530
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	3,055	542
Total current assets	12,302	3,172
Operating lease right-of-use assets	633	858
Goodwill	1,914	1,914
Deposits and other assets	270	275
Total assets	$15,119	$6,219
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,331	$5,639
Accrued expenses and other current liabilities	5,183	7,650
Operating lease liabilities	531	446
Total current liabilities	12,045	13,735
Operating lease liabilities, non-current	161	460
Total liabilities	12,206	14,195
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 57,754,928 and 32,132,890 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	3
Additional paid-in capital	237,188	209,265
Accumulated deficit	(234,280)	(217,244)
Total stockholders’ equity (deficit)	2,913	(7,976)
Total liabilities and stockholders’ equity (deficit)	$15,119	$6,219

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,186	$5,923	$10,297	$13,097
General and administrative	2,435	3,127	6,969	7,234
Total operating expenses	7,621	9,050	17,266	20,331
Loss from operations	(7,621)	(9,050)	(17,266)	(20,331)
Non-operating income:
Change in fair value of warrant liability	—	2	—	4
Interest income	151	208	230	390
Total non-operating income	151	210	230	394
Net loss	$(7,470)	$(8,840)	$(17,036)	$(19,937)

Per share information:
Net loss per common share, basic and diluted	$(0.13)	$(0.31)	$(0.33)	$(0.77)
Weighted-average common shares outstanding, basic and diluted	57,630,506	28,347,920	51,221,752	25,961,001

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	56,267,670	$5	$236,489	$(226,810)	$9,684
Issuance of common stock upon the exercise of pre-funded warrants	1,014,658	—	—	—	—
Issuance of common stock upon the exercise of warrants	472,600	—	365	—	365
Stock-based compensation	—	—	334	—	334
Net loss	—	—	—	(7,470)	(7,470)
Balance at June 30, 2024	57,754,928	$5	$237,188	$(234,280)	$2,913

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	32,132,890	$3	$209,265	$(217,244)	$(7,976)
Issuance of common stock and common stock warrants, net of issuance costs	21,130,000	2	26,658	—	26,660
Issuance of common stock upon the exercise of pre-funded warrants	3,899,316	—	—	—	—
Issuance of common stock upon the exercise of warrants	538,350	—	404	—	404
Issuance of common stock under employee stock purchase plan	54,372	—	51	—	51
Stock-based compensation	—	—	810	—	810
Net loss	—	—	—	(17,036)	(17,036)
Balance at June 30, 2024	57,754,928	$5	$237,188	$(234,280)	$2,913

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	28,347,920	$3	$204,167	$(191,001)	$13,169
Stock-based compensation	—	—	514	—	514
Net loss	—	—	—	(8,840)	(8,840)
Balance at June 30, 2023	28,347,920	$3	$204,681	$(199,841)	$4,843

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	21,005,405	$2	$184,753	$(179,904)	$4,851
Issuance of common stock and common stock warrants, net of issuance costs	7,220,217	1	18,553	—	18,554
Issuance of common stock, net of issuance costs	76,882		268		268
Issuance of common stock under employee stock purchase plan	45,416	—	53	—	53
Stock-based compensation	—	—	1,054	—	1,054
Net loss	—	—	—	(19,937)	(19,937)
Balance at June 30, 2023	28,347,920	$3	$204,681	$(199,841)	$4,843

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,036)	$(19,937)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	810	1,054
Non-cash lease expense	276	245
Change in fair value of common stock warrants	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,508)	(1,125)
Accounts payable	747	377
Accrued expenses and other current liabilities	(2,467)	(46)
Operating lease liabilities	(265)	(257)
Net cash used in operating activities	(20,443)	(19,693)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	—	(2,500)
Net cash used in investing activities	—	(2,500)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	26,605	18,554
Proceeds from issuance of common stock, net of issuance costs	—	268
Proceeds from the exercise of common stock warrants	404	—
Proceeds from employee stock purchases	51	53
Net cash provided by financing activities	27,060	18,875
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	6,617	(3,318)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	2,630	17,225
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$9,247	$13,907

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$230	$390
Supplemental disclosure of non-cash investing and financing activities:
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$55	$—
Warrant modifications recorded in stockholders' equity (deficit)	$725	$—

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

2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of June 30, 2024, has an accumulated deficit of $234.3 million. During the six months ended June 30, 2024, the Company incurred a net loss of $17.0 million, and used $20.4 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

On August 1, 2024, the Company consummated a registered direct offering with an institutional investor priced at a premium to market (the "August 2024 Registered Direct Offering"), pursuant to which the Company agreed to issue and sell 6,370,070 shares of common stock and 9,478,986 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase 15,849,056 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.325, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.3249. The common warrants have an exercise price of $1.20 per share. The net proceeds to the Company from the August 2024 Registered Direct Offering were approximately, $19.5 million, after deducting the placement agent's fees and related offering expenses.

On March 19, 2024, the Company consummated a registered direct offering with two institutional investors priced at-the-market under Nasdaq rules (the "March 2024 Registered Direct Offering"), pursuant to which the Company agreed to issue and sell 11,000,000 shares of its common stock and 2,029,316 pre-funded warrants exercisable for shares of common stock. Each share of common stock was sold at a purchase price of $1.535 and each pre-funded warrant was sold at a purchase price of $1.5349. The net proceeds to the Company from the March 2024 Registered Direct Offering were approximately $18.5 million, after deducting the placement agent's fees and related offering expenses. In a concurrent private placement, the Company agreed to issue to the two institutional investors exercisable for up to an aggregate of 13,029,316 shares of common stock warrants at an exercise price of $1.41 per share. Subsequent to the closing of the March 2024 Registered Direct Offering, all of the pre-funded warrants have been exercised for shares of common stock.

On January 8, 2024, the Company consummated a public offering on a "reasonable best efforts" basis (the "January 2024 Offering"), issuing 10,130,000 shares of common stock and an aggregate of 1,870,000 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 12,000,000 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $0.75, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $0.7499. The net proceeds to the Company from the January 2024 Offering were approximately $8.2 million, after deducting the placement agent's fees and related offering expenses. Subsequent to the closing of the January 2024 Offering, all of the pre-funded warrants have been exercised for shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"), pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of June 30, 2024, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Part II, Item 1. Legal Proceedings.

As of June 30, 2024, the Company had cash and cash equivalents of approximately $9.1 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents, together with the net proceeds from the August 2024 Registered Direct Offering, will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2023 Annual Report. The accompanying consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 have been derived from the audited financial statements as of that date.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2024	2023
Common stock warrants	40,313	12,361
Stock options	1,953	1,665
Restricted stock units ("RSUs")	644	433
	42,910	14,459

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,993	$8,993	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$9,093	$9,093	$—	$—

Description	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,314	$2,314	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$2,414	$2,414	$—	$—

The Company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2024 or during the year ended December 31, 2023.

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Clinical trial costs	$2,138	$399
Insurance	724	87
Professional fees	90	56
Other	103	—
Prepaid expenses and other current assets	$3,055	$542

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Clinical trial costs	$3,221	$5,672
Compensation and related benefits	1,736	1,493
Professional fees	123	443
Other	103	42
Accrued expenses and other current liabilities	$5,183	$7,650

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13%. As of June 30, 2024, the leases have a remaining term of 1.25 years.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended June 30, 2024 and 2023, and $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended June 30, 2024 and 2023, and $0.3 million for each of the six months ended June 30, 2024 and 2023.

Future minimum lease payments are as follows as of June 30, 2024 (in thousands):

Future minimum lease payments:
2024 (remaining)	$268
2025	477
Total future minimum lease payments	745
Less: imputed interest	(53)
Current and non-current operating lease liabilities	$692

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. See Part II, Item 1. Legal Proceedings. Except for this arbitration proceeding, as of June 30, 2024, there was no pending or threatened litigation.

7. Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of June 30, 2024 and December 31, 2023.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of June 30, 2024, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	40,313
Stock options outstanding	1,953
RSUs outstanding	644
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	3,298
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	129
Total common stock reserved for future issuance	46,337

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
8. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the six months ended June 30, 2024 (in thousands except per share data):

Warrant Issuance	Outstanding, December 31, 2023	Granted	Exercised	Expired	Outstanding, June 30, 2024	Exercise Price per Share	Expiration
Warrants classified as equity:
March 2024 Registered Direct Offering	—	13,029	—	—	13,029	$1.41	September 2029
March 2024 Registered Direct Offering Pre-Funded Warrants	—	2,029	(2,029)	—	—	$0.0001	n/a
January 2024 Offering	—	12,000	(533)	—	11,467	$0.75	January 2029
January 2024 Offering Pre-Funded Warrants	—	1,870	(1,870)	—	—	$0.0001	n/a
November 2023 Registered Direct Offering	3,652	—	—	—	3,652	$0.75	January 2029
February 2023 Offering	7,206	—	(5)	—	7,201	$0.75	February 2028
April 2022 Offering	766	—	—	—	766	$5.40	April 2027
April 2022 Offering - Modified Warrants	3,864	—	—	—	3,864	$0.75	January 2029
January 2020 Offering	309	—	—	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	—	—	25	$3.30	August 2025
Other	32	—	—	(32)	—	$7.50	June 2024
	15,854	28,928	(4,437)	(32)	40,313

Warrants Classified as Equity

The warrants to acquire shares of common stock issued during the March 2024 Registered Direct Offering and the January 2024 Offering were recorded as equity upon issuance. During its evaluation of equity classification of these warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815 but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

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

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of June 30, 2024, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during each of the three and six months ended June 30, 2024 and 2023. There was no cost of licensing revenue recognized during each of the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, approximately 3,298,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$88	$92	$173	$188
General and administrative	246	422	637	866
Total stock-based compensation	$334	$514	$810	$1,054

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the six months ended June 30, 2024:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	1,607	$5.92		$—
Granted	671	0.53
Canceled	(325)	3.53
Outstanding at June 30, 2024	1,953	$4.47	8.16	$390
Options exercisable at June 30, 2024	890	$7.33	7.20	$—

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2024 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on June 28, 2024 of $1.19 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk free interest rate	n/a	3.69%	4.01%	3.78%
Volatility	n/a	129.55%	130.41%	127.77%
Expected lives (years)	n/a	6.25	6.19	6.20
Expected dividend yield	n/a	—%	—%	—%

There were no options granted during the three months ended June 30, 2024. The weighted-average grant date fair value of options granted during the three months ended June 30, 2023 was $1.45. The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $0.48 and $2.88, respectively.

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

As of June 30, 2024, there was $1.9 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.1 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the six months ended June 30, 2024:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	338	$2.99
Granted	429	$0.52
Canceled	(123)	$1.84
Unvested at June 30, 2024	644	$1.57

As of June 30, 2024, there was $0.8 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.2 years. No RSUs vested during the six months ended June 30, 2024.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
During the six months ended June 30, 2024, 54,372 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are currently 129,085 shares of common stock reserved for issuance under the 2021 ESPP as of June 30, 2024.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2024 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission, or SEC, on March 28, 2024, or our 2023 Annual Report, and our other public reports filed with the SEC.

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

In January 2020, we commenced in the United States an open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful data outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths) and final analysis after 80 events. In March 2024, we announced the completion of enrollment. In June 2024, we announced the Independent Data Monitoring Committee, or IDMC, conducted a prespecified risk-benefit assessment of unblinded data from the study and recommended that the trial continue without modifications. Based on a detailed analysis of all unblinded data, the IDMC projects with a high level of confidence that the interim analysis (60 events) will occur by the fourth quarter of 2024. Because these analyses are event driven, they are difficult to predict with any certainty and may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we collectively refer to as Greater China, or the 3DMed Territory. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which, together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of June 30, 2024, we have received an aggregate of $10.5 million in upfront and milestone payments under the 3D Medicines Agreement and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we commenced an arbitration proceeding against 3D Medicines regarding, among other things, the trigger and payment of $13.0 million in milestone payments due to us. See Part II, Item 1. Legal Proceedings.

In February 2020, a Phase 1 open-label investigator-sponsored clinical trial of GPS, in combination with Bristol-Myers Squibb’s anti-PD-1 therapy, nivolumab (Opdivo®), in patients with malignant pleural mesothelioma, or MPM, who harbor relapsed or refractory disease after having received frontline standard of care multimodality therapy was commenced at MSK. Enrollment of a target total of 10 evaluable patients was completed at the end of 2022. We reported positive topline safety and efficacy data from this study in June 2023 and positive follow-up immune response and survival data in December 2023. Final data from this study was presented at the American Society of Clinical Oncology conference in the second quarter of 2024.

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

In the fourth quarter of 2023, we completed enrollment in the 45 mg (safety) dose cohort in the Phase 2a study and reported positive initial topline data. At that time, we also commenced enrollment in the 60 mg dose cohort with patients randomized to one of two groups, 60 mg fixed dose once weekly or 30 mg fixed twice weekly. Each group was planned to enroll five to 10 patients.

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

During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study. In May 2024, we announced additional preliminary data from the Phase 2a trial of SLS009 in r/r AML and successful filing of a provisional patent application around the ASXL1 mutation and SLS009, including all CDK9 inhibitor drugs. ASXL1 mutations are associated with poor prognosis in all myeloid diseases, owing to the reduced response to the current treatment options. We observed a high rate of responses in patients with myelodysplasia-related molecular mutations, as defined by the World Health Organization, and patients with the ASXL1 gene mutation accounted for the most responders across all dose cohorts. As of April 19, 2024, a 100% response rate had been achieved in r/r AML patients with ASXL1 truncating mutations at the optimal dose level (30 mg twice a week), and a 57% response rate in r/r AML patients with ASXL1 truncating mutations across all dose levels. Furthermore, we have clarified the proposed biological basis and mechanism of action for SLS009 activity in patients with these biomarkers. The relevant biomarkers are present in multiple hematologic and solid cancer indications, with a substantial proportion of patients exhibiting them in additional indications, ranging up to ~50% of patients in some indications. We also announced that we have expanded the ongoing study to include two additional cohorts, one with ASXL1 mutated AML patients and one with patients with myelodysplasia-related molecular abnormalities other than ASXL1.

In June 2024, we announced the completion of enrollment and additional positive data in the Phase 2a clinical trial of SLS009 in r/r AML. SLS009 was generally well-tolerated with no safety issues observed across all dose levels and there were no dose-limiting or high-grade-treatment-related non-hematological malignancies. The hematological malignancy profile was not different from that of venetoclax-based regimens alone. As of the May 25, 2024 data cutoff date, there were 27 patients with at least one efficacy assessment and were considered evaluable for efficacy. The overall response rate (ORR: response defined as leukemia-free status that includes complete response, complete response with incomplete hematologic recovery, and morphologic leukemia-free state) among evaluable patients:

•50% (4 out of 8 patients) in the 30 mg BIW cohort
•33% (3 out of 9 patients) in the 60 mg QW cohort
•10% (1 out of 10 patients) in the 45 mg QW safety cohort
•29.6% across all dose levels

The data in June 2024 was consistent with the data previously announced in May 2024, and the highest response rates were observed among patients harboring ASXL1 mutations. Notably, responses were highly correlated with mutational status, with 6 out of 8 responding patients having myelodysplasia-related somatic mutations and 5 having specifically ASXL1 mutations. A 100% overall response rate was achieved in evaluable patients with ASXL1 mutations in the 30 mg BIW cohort. Median overall survival was not reached in the 30 mg BIW and 60 mg QW cohorts. Median overall survival in the 45 mg QW safety cohort was 5.4 months. Observed efficacy outcomes exceeded the targeted ORR of 20% and targeted median overall survival of 3 months. Additional topline data updates are expected in the third quarter of 2024.

Our partner, GenFleet, is focusing on lymphoma indications with SLS009 in its Greater China market. In March 2024, GenFleet announced that it entered into a collaboration and supply agreement with BeiGene Switzerland GmbH to initiate a study of SLS009 in combination with Zanubrutinib (Brukinsa®), a BTK inhibitor, in r/r diffuse large B-cell lymphoma, or DLBCL, and the first patient was dosed in the trial. The DLBCL study is currently the focus, and only study conducted with SLS009 by GenFleet. The study is funded and sponsored by GenFleet and is being conducted in China. We expect to report initial topline outcomes data in the third quarter of 2024.

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

For SLS009, the FDA granted Orphan Drug Product designations in AML and PTCL and Fast Track designations for r/r AML and r/r PTCL. The FDA granted Rare Pediatric Disease (RPD) designation to SLS009 for the treatment of pediatric acute lymphoblastic leukemia (ALL) in June 2024 and the FDA granted RPD designation to SLS009 for the treatment of pediatric AML in July 2024. Also, the European Medicines Agency granted Orphan Drug Designation for SLS009 in AML and in PTCL in June 2024 and July 2024, respectively.

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

Critical Accounting Policies and Estimates

In the 2023 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2023 that are not included in Note 3 of the accompanying consolidated financial statements for the three and six months ended June 30, 2024. Readers are encouraged to read the 2023 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following tables summarize our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$5,186	$5,923	$(737)
General and administrative	2,435	3,127	(692)
Total operating expenses	7,621	9,050	(1,429)
Operating loss	(7,621)	(9,050)	1,429
Non-operating income	151	210	(59)
Net loss	$(7,470)	$(8,840)	$1,370

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$10,297	$13,097	(2,800)
General and administrative	6,969	7,234	(265)
Total operating expenses	17,266	20,331	(3,065)
Operating loss	(17,266)	(20,331)	3,065
Non-operating income	230	394	(164)
Net loss	$(17,036)	$(19,937)	$2,901

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $5.2 million for the three months ended June 30, 2024 compared to $5.9 million for the three months ended June 30, 2023. The $0.7 million decrease was primarily attributable to a $0.7 million decrease in clinical and regulatory consultants, a $0.3 million decrease in personnel related expenses due to a decrease in headcount, which were partially offset by a $0.2 million increase in clinical trial expenses and a $0.1 million increase due to the timing of clinical drug supply purchases. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009.

Research and development expenses were $10.3 million for the six months ended June 30, 2024 compared to $13.1 million for the six months ended June 30, 2023. The $2.8 million decrease was primarily attributable to a $1.5 million decrease in clinical and regulatory consultants, a $0.7 million decrease due to the timing of a clinical drug supply purchase in the prior period, a $0.5 million decrease in personnel related expenses due to a decrease in headcount, and a $0.1 million decrease in licensing fees. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009.

General and Administrative

General and administrative expenses were $2.4 million for the three months ended June 30, 2024 compared to $3.1 million for the three months ended June 30, 2023. The $0.7 million decrease was primarily attributable to a $0.5 million decrease in personnel related expenses due to a decrease in headcount, a $0.1 million decrease related to insurance premiums, and a $0.1 million decrease in office and other general and administrative costs.

General and administrative expenses were $7.0 million for the six months ended June 30, 2024 compared to $7.2 million for the six months ended June 30, 2023. The $0.2 million decrease was primarily attributable to a $0.7 million decrease in personnel related expenses due to a decrease in headcount, including a $0.2 million decrease in non-cash stock-based compensation, a $0.5 million decrease in outside services and public company costs, and a $0.3 million decrease in insurance premiums, which were partially offset by the initial recognition of a $1.1 million one-time severance charge during the current period and a $0.2 million increase in legal and accounting fees.

Non-Operating Income

Non-operating income for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Change in fair value of warrant liability	$—	$2	$(2)	$—	$4	$(4)
Interest income	151	208	(57)	230	390	(160)
Total non-operating income	151	210	(59)	$230	$394	$(164)

Non-operating income of $0.2 million during each of the three months ended June 30, 2024 and 2023, and $0.2 million and $0.4 million during the six months ended June 30, 2024 and 2023, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the six months ended June 30, 2024 and 2023. Through June 30, 2024, we have only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

On August 1, 2024, we consummated a registered direct offering with an institutional investor priced at a premium to market, or the August 2024 Registered Direct Offering, pursuant to which we agreed to issue and sell 6,370,070 shares of common stock and 9,478,986 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase 15,849,056 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.325, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.3249. The common warrants have an exercise price of $1.20 per share. The net proceeds to us from the August 2024 Registered Direct Offering were approximately, $19.5 million, after deducting the placement agent's fees and related offering expenses.

On March 19, 2024, we consummated a registered direct offering with two institutional investors priced at-the-market under Nasdaq rules, or the March 2024 Registered Direct Offering, pursuant to which the Company agreed to issue and sell 11,000,000 shares of its common stock and 2,029,316 pre-funded warrants exercisable for shares of common stock. Each share of common stock was sold at a purchase price of $1.535 and each pre-funded warrant was sold at a purchase price of $1.5349. The net proceeds to us from the March 2024 Registered Direct Offering were approximately $18.5 million, after deducting the placement agent's fees and related offering expenses. In a concurrent private placement, we agreed to issue to the two institutional investors exercisable for up to an aggregate of 13,029,316 shares of common stock warrants at an exercise price of $1.41 per share. Subsequent to the closing of the March 2024 Registered Direct Offering, all of the pre-funded warrants have been exercised for shares of common stock.

On January 8, 2024, we consummated a public offering on a "reasonable best efforts" basis, or the January 2024 Offering, issuing 10,130,000 shares of common stock and an aggregate of 1,870,000 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 12,000,000 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $0.75, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $0.7499. The net proceeds to us from the January 2024 Offering were approximately $8.2 million, after deducting the placement agent's fees and related offering expenses. Subsequent to the closing of the January 2024 Offering, all of the pre-funded warrants have been exercised for shares of common stock.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of June 30, 2024, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Part II, Item 1. Legal Proceedings.

Funding Requirements

As of June 30, 2024, we had an accumulated deficit of $234.3 million, cash and cash equivalents of $9.1 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents, together with the net proceeds from the August 2024 Registered Direct Offering, will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(20,443)	$(19,693)
Investing activities	—	(2,500)
Financing activities	27,060	18,875
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,617	$(3,318)

Net Cash Used in Operating Activities

Net cash used in operating activities of $20.4 million during the six months ended June 30, 2024 was primarily attributable to our net loss of $17.0 million and a net change in our operating assets and liabilities of approximately $4.5 million, which were partially offset by net non-cash charges of approximately $1.1 million. The net change in our operating assets and liabilities is primarily attributable to an increase in prepaid expenses and other assets of approximately $2.5 million, a decrease in accrued expenses and other current liabilities of approximately $2.5 million, and a decrease in operating lease liabilities of approximately $0.2 million, which were partially offset by an increase in accounts payable of $0.7 million. Net non-cash charges were driven by $0.8 million in non-cash stock-based compensation expense and $0.3 million in non-cash lease expense.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2024.

Net cash used in investing activities of $2.5 million during the six months ended June 30, 2023 related to license payments made for the acquisition of in-process research and development under the GenFleet License Agreement.

Net Cash Provided by Financing Activities

We generated $27.1 million in net cash from financing activities during the six months ended June 30, 2024, which was due to approximately $26.6 million in net proceeds from the January 2024 Offering and March 2024 Registered Direct Offering, $0.4 million in proceeds from the exercise of warrants, and $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

We generated $18.9 million in net cash from financing activities during the six months ended June 30, 2023, which was due to approximately $18.5 million in net proceeds from the February 2023 Offering, $0.3 million in net proceeds under a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or the Sales Agreement, and $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1	Form of Pre-Funded Warrant	8-K	4.1	August 1, 2024
4.2	Form of Common Warrant	8-K	4.2	August 1, 2024
10.1	Form of Placement Agent Agreement	8-K	1.1	August 1, 2024
10.2	Form of Securities Purchase Agreement, dated as of July 30, 2024, by and among SELLAS Life Sciences Group, Inc. and the purchaser party thereto.	8-K	10.1	August 1, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: August 13, 2024