Form 10-Q
period 2024-09-30
SELLAS Life Sciences Group, Inc.
filed 2024-11-13
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 12, 2024, SELLAS Life Sciences Group, Inc. had outstanding 70,381,979 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2024

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$21,031	$2,530
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	2,904	542
Total current assets	24,035	3,172
Operating lease right-of-use assets	513	858
Goodwill	1,914	1,914
Deposits and other assets	43	275
Total assets	$26,505	$6,219
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,547	$5,639
Accrued expenses and other current liabilities	5,490	7,650
Operating lease liabilities	576	446
Total current liabilities	10,613	13,735
Operating lease liabilities, non-current	—	460
Total liabilities	10,613	14,195
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, 17,500 shares designated; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized, 64,381,979 and 32,132,890 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6	3
Additional paid-in capital	257,274	209,265
Accumulated deficit	(241,388)	(217,244)
Total stockholders’ equity (deficit)	15,892	(7,976)
Total liabilities and stockholders’ equity (deficit)	$26,505	$6,219

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,362	$5,813	$14,659	$18,910
General and administrative	2,967	3,548	9,936	10,782
Total operating expenses	7,329	9,361	24,595	29,692
Loss from operations	(7,329)	(9,361)	(24,595)	(29,692)
Non-operating income:
Change in fair value of warrant liability	—	—	—	4
Interest income	221	94	451	484
Total non-operating income	221	94	451	488
Net loss	$(7,108)	$(9,267)	$(24,144)	$(29,204)

Per share information:
Net loss per common share, basic and diluted	$(0.10)	$(0.33)	$(0.42)	$(1.09)
Weighted-average common shares outstanding, basic and diluted	68,254,021	28,355,427	56,940,617	26,767,914

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	57,754,928	$5	$237,188	$(234,280)	$2,913
Issuance of common stock and common stock warrants, net of issuance costs	6,370,070	1	19,503	—	19,504
Issuance of common stock upon the exercise of warrants	207,500	—	155	—	155
Issuance of common stock under employee stock purchase plan	49,481	—	47	—	47
Stock-based compensation	—	—	381	—	381
Net loss	—	—	—	(7,108)	(7,108)
Balance at September 30, 2024	64,381,979	$6	$257,274	$(241,388)	$15,892

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	32,132,890	$3	$209,265	$(217,244)	$(7,976)
Issuance of common stock and common stock warrants, net of issuance costs	27,500,070	3	46,161	—	46,164
Issuance of common stock upon the exercise of pre-funded warrants	3,899,316	—	—	—	—
Issuance of common stock upon the exercise of warrants	745,850	—	559	—	559
Issuance of common stock under employee stock purchase plan	103,853	—	98	—	98
Stock-based compensation	—	—	1,191	—	1,191
Net loss	—	—	—	(24,144)	(24,144)
Balance at September 30, 2024	64,381,979	$6	$257,274	$(241,388)	$15,892

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at June 30, 2023	28,347,920	$3	$204,681	$(199,841)	$4,843
Issuance of common stock under employee stock purchase plan	46,038	—	54	—	54
Stock-based compensation	—	—	543	—	543
Net loss	—	—	—	(9,267)	(9,267)
Balance at September 30, 2023	28,393,958	$3	$205,278	$(209,108)	$(3,827)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	21,005,405	$2	$184,753	$(179,904)	$4,851
Issuance of common stock and common stock warrants, net of issuance costs	7,220,217	1	18,553	—	18,554
Issuance of common stock, net of issuance costs	76,882		268		268
Issuance of common stock under employee stock purchase plan	91,454	—	107	—	107
Stock-based compensation	—	—	1,597	—	1,597
Net loss	—	—	—	(29,204)	(29,204)
Balance at September 30, 2023	28,393,958	$3	$205,278	$(209,108)	$(3,827)

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,144)	$(29,204)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,191	1,597
Non-cash lease expense	413	367
Change in fair value of common stock warrants	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,130)	(581)
Accounts payable	(1,021)	983
Accrued expenses and other current liabilities	(2,160)	643
Operating lease liabilities	(398)	(386)
Net cash used in operating activities	(28,249)	(26,585)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	—	(5,500)
Net cash used in investing activities	—	(5,500)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	46,093	18,554
Proceeds from issuance of common stock, net of issuance costs	—	268
Proceeds from the exercise of common stock warrants	559	—
Proceeds from employee stock purchases	98	107
Net cash provided by financing activities	46,750	18,929
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	18,501	(13,156)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	2,630	17,225
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$21,131	$4,069

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$451	$484
Supplemental disclosure of non-cash investing and financing activities:
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$71	$—
Warrant modifications recorded in stockholders' equity (deficit)	$725	$—

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

2. Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of September 30, 2024, has an accumulated deficit of $241.4 million. During the nine months ended September 30, 2024, the Company incurred a net loss of $24.1 million, and used $28.2 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

On August 1, 2024, the Company consummated a registered direct offering with an institutional investor priced at a premium to market (the "August 2024 Registered Direct Offering"), pursuant to which the Company agreed to issue and sell 6,370,070 shares of common stock and 9,478,986 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase 15,849,056 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.325, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.3249. The common warrants have an exercise price of $1.20 per share. The net proceeds to the Company from the August 2024 Registered Direct Offering were approximately $19.5 million, after deducting the placement agent's fees and related offering expenses.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"), pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of September 30, 2024, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Part II, Item 1. Legal Proceedings.

As of September 30, 2024, the Company had cash and cash equivalents of approximately $21.0 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2023 Annual Report. The accompanying consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 have been derived from the audited financial statements as of that date.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2024	2023
Common stock warrants	65,434	12,221
Stock options	1,953	1,643
Restricted stock units ("RSUs")	644	433
	68,031	14,297

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Fair Value Measurements

The following tables present information about the Company's assets measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Description	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,995	$20,995	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$21,095	$21,095	$—	$—

Description	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,314	$2,314	$—	$—
Restricted cash equivalents	100	100	—	—
Total assets measured and recorded at fair value	$2,414	$2,414	$—	$—

The Company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Clinical trial costs	$2,167	$399
Insurance	372	87
Professional fees	140	56
Other	225	—
Prepaid expenses and other current assets	$2,904	$542

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Clinical trial costs	$3,211	$5,672
Compensation and related benefits	1,789	1,493
Professional fees	316	443
Other	174	42
Accrued expenses and other current liabilities	$5,490	$7,650

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13%. As of September 30, 2024, the leases have a remaining term of 1.0 year.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended September 30, 2024 and 2023, and $0.4 million for each of the nine months ended September 30, 2024 and 2023.

The Company made cash payments related to its operating leases of approximately $0.1 million for each of the three months ended September 30, 2024 and 2023, and $0.4 million for each of the nine months ended September 30, 2024 and 2023.

Future minimum lease payments are as follows as of September 30, 2024 (in thousands):

Future minimum lease payments:
2024 (remaining)	$135
2025	477
Total future minimum lease payments	612
Less: imputed interest	(36)
Current and non-current operating lease liabilities	$576

Subsequent to September 30, 2024, on October 3, 2024, the Company entered into an amendment to its operating leases which provides for the extension of the expiration date from September 30, 2025 to September 30, 2026, and approximately $0.6 million in additional future minimum lease payments. The annual rent remains unchanged.

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. See Part II, Item 1. Legal Proceedings. Except for this arbitration proceeding, as of September 30, 2024, there was no pending or threatened litigation.

7. Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of September 30, 2024 and December 31, 2023.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of September 30, 2024, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	65,434
Stock options outstanding	1,953
RSUs outstanding	644
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	3,298
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	80
Total common stock reserved for future issuance	71,409

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
8. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the nine months ended September 30, 2024 (in thousands except per share data):

Warrant Issuance	Outstanding, December 31, 2023	Granted	Exercised	Expired	Outstanding, September 30, 2024	Exercise Price per Share	Expiration
Warrants classified as equity:
August 2024 Registered Direct Offering	—	15,849	—	—	15,849	$1.20	August 2029
August 2024 Registered Direct Offering Pre-Funded Warrants	—	9,479	—	—	9,479	$0.0001	n/a
March 2024 Registered Direct Offering	—	13,029	—	—	13,029	$1.41	September 2029
March 2024 Registered Direct Offering Pre-Funded Warrants	—	2,029	(2,029)	—	—	$0.0001	n/a
January 2024 Offering	—	12,000	(533)	—	11,467	$0.75	January 2029
January 2024 Offering Pre-Funded Warrants	—	1,870	(1,870)	—	—	$0.0001	n/a
November 2023 Registered Direct Offering	3,652	—	—	—	3,652	$0.75	January 2029
February 2023 Offering	7,206	—	(212)	—	6,994	$0.75	February 2028
April 2022 Offering	766	—	—	—	766	$5.40	April 2027
April 2022 Offering - Modified Warrants	3,864	—	—	—	3,864	$0.75	January 2029
January 2020 Offering	309	—	—	—	309	$3.93	July 2025
July 2020 PIPE Offering	25	—	—	—	25	$3.30	August 2025
Other	32	—	—	(32)	—	$7.50	June 2024
	15,854	54,256	(4,644)	(32)	65,434

Subsequent to September 30, 2024, 6,000,000 pre-funded warrants issued in the August 2024 Registered Direct Offering were exercised for shares of common stock.

Warrants Classified as Equity

The warrants to acquire shares of common stock issued during the August 2024 Registered Direct Offering, the March 2024 Registered Direct Offering, and the January 2024 Offering were recorded as equity upon issuance. During its evaluation of equity classification of these warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815 but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

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

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of September 30, 2024, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during each of the three and nine months ended September 30, 2024 and 2023. There was no cost of licensing revenue recognized during each of the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, approximately 3,298,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$87	$93	$260	$281
General and administrative	294	450	931	1,316
Total stock-based compensation	$381	$543	$1,191	$1,597

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2024:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	1,607	$5.92		$—
Granted	671	0.53
Canceled	(325)	3.53
Outstanding at September 30, 2024	1,953	$4.47	7.91	$425
Options exercisable at September 30, 2024	950	$7.17	7.00	$—

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2024 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on September 30, 2024 of $1.25 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk free interest rate	n/a	n/a	4.01%	3.78%
Volatility	n/a	n/a	130.41%	127.77%
Expected lives (years)	n/a	n/a	6.19	6.20
Expected dividend yield	n/a	n/a	—%	—%

There were no options granted during each of the three months ended September 30, 2024 and 2023. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $0.48 and $2.88, respectively.

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

As of September 30, 2024, there was $1.6 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.0 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the nine months ended September 30, 2024:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	338	$2.99
Granted	429	$0.52
Canceled	(123)	$1.84
Unvested at September 30, 2024	644	$1.57

As of September 30, 2024, there was $0.7 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.0 years. No RSUs vested during the nine months ended September 30, 2024.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
During the nine months ended September 30, 2024, 103,853 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are currently 79,604 shares of common stock reserved for issuance under the 2021 ESPP as of September 30, 2024.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2024 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission, or SEC, on March 28, 2024, or our 2023 Annual Report, and our other public reports filed with the SEC.

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

In December 2020, we entered into an exclusive license agreement, or 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we collectively refer to as Greater China, or the 3DMed Territory. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which, together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of September 30, 2024, we have received an aggregate of $10.5 million in upfront and milestone payments under the 3D Medicines Agreement and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we commenced an arbitration proceeding against 3D Medicines regarding, among other things, the trigger and payment of $13.0 million in milestone payments due to us. See Part II, Item 1. Legal Proceedings.

GPS was granted Orphan Drug Product Designations, or ODD, from the FDA, as well as orphan medicines designations from the European Medicines Agency, or EMA, for GPS in AML, MPM, and multiple myeloma, or MM, as well as Fast Track designation for AML, MPM, and MM from the FDA. In October 2024, the FDA granted Rare Pediatric Disease, or RPD, designation to GPS for the treatment of pediatric AML.

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

We completed a Phase 1 dose-escalating clinical trial in the United States and China for SLS009 in mid-2023 and reported positive safety and efficacy data for both patient cohorts, that is relapsed and/or refractory AML and refractory lymphoma. We also established in the trial a recommended Phase 2 dose, or RP2D, of 60 mg once weekly for AML and 100 mg once weekly for lymphomas.

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial with SLS009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who failed or did not respond to treatment with venetoclax-based therapies. The trial is evaluating safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg once weekly, and 60 mg once weekly or 30 mg twice a week, in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the efficacy endpoints are complete response composite rate and duration of response. Additional endpoints include event free survival, overall survival, and pharmacokinetic and pharmacodynamic assessments.

In the fourth quarter of 2023, we completed enrollment in the 45 mg (safety) dose cohort in the Phase 2a study and reported positive initial topline data. At that time, we also commenced enrollment in the 60 mg dose cohort with patients randomized to one of two groups, 60 mg fixed dose once weekly or 30 mg fixed twice weekly. Each group was planned to enroll five to 10 patients.

In March 2024, we announced positive topline data from the Phase 2a clinical trial of SLS009 in combination with aza/ven in r/r/ AML. A total of 21 patients were enrolled in the study as of March 15, 2024: 10 in the 45 mg safety cohort and 11 in the 60 mg cohort (30 mg twice a week or 60 mg once a week). Response rates observed in the three cohorts were 10% in the 45 mg once a week safety dose cohort (dose level below the RP2D), 20% in the 60 mg once a week dose cohort, and 50% in the 30 mg twice a week dose cohort. Additionally, we observed strong anti-leukemic activity, which is defined as 50% or more bone marrow blast reduction in 67% of patients across all dose levels. At the time of data cutoff, median OS had not been reached in any of the cohorts and the first patient enrolled in the study who achieved a CR continued on the study and remained leukemia-free 9 months after enrollment.

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

In November 2024, we announced that data from the Phase 2a trial of SLS009 in r/r AML will be presented at the 66th American Society of Hematology (ASH) Annual Meeting & Exposition in December 2024.

Our partner, GenFleet, is focusing on lymphoma indications with SLS009 in its Greater China market. In March 2024, GenFleet announced that it entered into a collaboration and supply agreement with BeiGene Switzerland GmbH to initiate a study of SLS009 in combination with Zanubrutinib (Brukinsa®), a BTK inhibitor, in r/r diffuse large B-cell lymphoma, or DLBCL, and the first patient was dosed in the trial. The study is funded and sponsored by GenFleet and is being conducted in China only.

SLS009 is also currently being evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. Studies are supported through cooperative agreement grants from the NCI to the PIVOT research centers performing the testing in pediatric tumor models and a centralized coordinating center. We expect to report relevant data from the program in the fourth quarter of 2024.

For SLS009, the FDA granted Orphan Drug Product designations in AML and peripheral T-cell lymphoma, or PTCL, and Fast Track designations for r/r AML and r/r PTCL. The FDA granted RPD designation to SLS009 for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in June 2024 and the FDA granted RPD designation to SLS009 for the treatment of pediatric AML in July 2024. Also, the European Medicines Agency granted Orphan Drug Designation for SLS009 in AML and in PTCL in June 2024 and July 2024, respectively.

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

Critical Accounting Policies and Estimates

In the 2023 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2023 that are not included in Note 3 of the accompanying consolidated financial statements for the three and nine months ended September 30, 2024. Readers are encouraged to read the 2023 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following tables summarize our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$4,362	$5,813	$(1,451)
General and administrative	2,967	3,548	(581)
Total operating expenses	7,329	9,361	(2,032)
Operating loss	(7,329)	(9,361)	2,032
Non-operating income	221	94	127
Net loss	$(7,108)	$(9,267)	$2,159

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$14,659	$18,910	(4,251)
General and administrative	9,936	10,782	(846)
Total operating expenses	24,595	29,692	(5,097)
Operating loss	(24,595)	(29,692)	5,097
Non-operating income	451	488	(37)
Net loss	$(24,144)	$(29,204)	$5,060

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $4.4 million for the three months ended September 30, 2024 compared to $5.8 million for the three months ended September 30, 2023. The $1.4 million decrease was primarily attributable to a $0.7 million decrease of clinical drug supply purchases and a $0.4 million decrease in clinical trial related expenses primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024, as well as a $0.2 million decrease in clinical and regulatory consultants and a $0.1 million decrease in personnel related expenses due to a decrease in headcount. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009.

Research and development expenses were $14.7 million for the nine months ended September 30, 2024 compared to $18.9 million for the nine months ended September 30, 2023. The $4.2 million decrease was primarily attributable to a $1.7 million decrease in clinical and regulatory consultants, a $1.5 million decrease of clinical drug supply purchases driven by the completion of enrollment in the REGAL study in the first quarter of 2024, a $0.6 million decrease in personnel related expenses due to a decrease in headcount, a $0.3 million decrease in clinical trial related expenses driven by the completion of enrollment in REGAL, and a $0.1 million decrease in licensing fees. We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009.

General and Administrative

General and administrative expenses were $3.0 million for the three months ended September 30, 2024 compared to $3.5 million for the three months ended September 30, 2023. The $0.5 million decrease was primarily attributable to a $0.6 million decrease in personnel related expenses due to a decrease in headcount, including a $0.2 million decrease in non-cash stock-based compensation, and a $0.1 million decrease related to insurance premiums, which were partially offset by a $0.2 million increase in legal fees.

General and administrative expenses were $9.9 million for the nine months ended September 30, 2024 compared to $10.8 million for the nine months ended September 30, 2023. The $0.9 million decrease was primarily attributable to a $1.3 million decrease in personnel related expenses due to a decrease in headcount, including a $0.4 million decrease in non-cash stock-based compensation, a $0.5 million decrease in outside services and public company costs, and a $0.5 million decrease related to insurance premiums, which were partially offset by the initial recognition of a $1.1 million one-time severance charge during the current period and a $0.3 million increase in legal fees.

Non-Operating Income

Non-operating income for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Change in fair value of warrant liability	$—	$—	$—	$—	$4	$(4)
Interest income	221	94	127	451	484	(33)
Total non-operating income	$221	$94	$127	$451	$488	$(37)

Non-operating income of $0.2 million and $0.1 million during the three months ended September 30, 2024 and 2023, respectively, and $0.5 million during each of the nine months ended September 30, 2024 and 2023, was primarily related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the nine months ended September 30, 2024 and 2023. Through September 30, 2024, we have only generated licensing revenue from the 3DMed License Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

On August 1, 2024, we consummated a registered direct offering with an institutional investor priced at a premium to market, or the August 2024 Registered Direct Offering, pursuant to which we agreed to issue and sell 6,370,070 shares of common stock and 9,478,986 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase 15,849,056 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.325, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.3249. The common warrants have an exercise price of $1.20 per share. The net proceeds to us from the August 2024 Registered Direct Offering were approximately $19.5 million, after deducting the placement agent's fees and related offering expenses.

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

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of September 30, 2024, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Part II, Item 1. Legal Proceedings.

Funding Requirements

As of September 30, 2024, we had an accumulated deficit of $241.4 million, cash and cash equivalents of $21.0 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(28,249)	$(26,585)
Investing activities	—	(5,500)
Financing activities	46,750	18,929
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$18,501	$(13,156)

Net Cash Used in Operating Activities

Net cash used in operating activities of $28.2 million during the nine months ended September 30, 2024 was primarily attributable to our net loss of $24.1 million and a net change in our operating assets and liabilities of approximately $5.7 million, which were partially offset by net non-cash charges of approximately $1.6 million. The net change in our operating assets and liabilities is primarily attributable to a decrease in accrued expenses and other current liabilities of approximately $2.2 million, an increase in prepaid expenses and other assets of approximately $2.1 million, a decrease in accounts payable of approximately $1.0 million, and a $0.4 million decrease in operating lease liabilities. Net non-cash charges were driven by $1.2 million in non-cash stock-based compensation expense and $0.4 million in non-cash lease expense.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2024.

Net cash used in investing activities of $5.5 million during the nine months ended September 30, 2023 related to license payments made for the acquisition of in-process research and development under the GenFleet License Agreement.

Net Cash Provided by Financing Activities

We generated $46.8 million in net cash from financing activities during the nine months ended September 30, 2024, which was due to approximately $46.1 million in net proceeds from the January 2024 Offering, the March 2024 Registered Direct Offering, and the August 2024 Registered Direct Offering, $0.6 million in proceeds from the exercise of warrants, and $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2020, we entered into the 3D Medicines Agreement. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended September 30, 2024.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Letter Agreement, effective October 3, 2024, by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC	8-K	10.1	October 3, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: November 13, 2024