Form 10-K
period 2024-12-31
SELLAS Life Sciences Group, Inc.
filed 2025-03-20
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $68,573,913 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 19, 2025, SELLAS Life Sciences Group, Inc. had outstanding 90,846,692 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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
For the Year Ended December 31, 2024

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

•Our current and future product candidates, the methods used to deliver them, or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

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

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company focused on the development of novel therapeutics for a broad range of cancer indications. Our product candidates currently include galinpepimut-S, or GPS, a peptide immunotherapy directed against the Wilms tumor 1, or WT1, antigen, and SLS009 (tambiciclib), a highly selective small molecule cyclin-dependent kinase 9, or CDK9, inhibitor.

Galinpepimut-S: Highly Novel and Engineered Immunotherapy Targeting the WT1 Antigen

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. The next and final analysis will be conducted once 80 events (deaths) are reached. We anticipate that 80 events will be reached this year. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of March 15, 2025, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines, or the 3D Medicines Agreement, and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Item 3. Legal Proceedings.

GPS was granted Orphan Drug Designations, or ODD, from the FDA, as well as orphan medicines designations from the European Medicines Agency, or EMA, in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track designations for AML, MPM, and MM from the FDA. In October 2024, the FDA granted Rare Pediatric Disease, or RPD, designation to GPS for the treatment of pediatric AML.

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

In the fourth quarter of 2023, we completed enrollment in the 45 mg (safety) dose cohort in the Phase 2a study and reported positive initial topline data. At that time, we also commenced enrollment in the 60 mg dose cohort with patients randomized to one of two groups, 60 mg fixed dose once weekly or 30 mg fixed twice weekly. Each group was planned to enroll five to 10 patients. During the trial we identified 30 mg fixed twice weekly as our optimal dose level.

During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study. In May 2024, we announced additional preliminary data from the Phase 2a trial of SLS009 in r/r AML and successful filing of a provisional patent application around the ASXL1 mutation and SLS009, including all CDK9 inhibitor drugs. ASXL1 mutations are associated with poor prognosis in all myeloid diseases, owing to the reduced response to the current treatment options. We observed a high rate of responses in patients with myelodysplasia-related molecular mutations (AML MRC), as defined by the World Health Organization, and patients with the ASXL1 gene mutation accounted for the most responders across all dose cohorts. We expanded the ongoing study to include two additional cohorts, one with ASXL1 mutated AML patients and one with patients with myelodysplasia-related molecular abnormalities other than ASXL1 at the optimal dose level of 30 mg fixed twice weekly. A summary of the positive data from the first 3 cohorts in the Phase 2a trial is as follows as of the December 2024 follow-up, which we announced in December 2024:

Dose Level	Evaluable Patients	ORR	AML MRC ORR	mOS	AML MRC mOS
45 mg QW	10	10%	17%	5.1 months	5.8 months
60 mg BIW	9	33%	33%	3.9 months	3.9 months
30 mg BIW	9	46%	60%	7.7 months +	8.3 months +
Overall	28	31%	40%	5.1 months +	5.7 months +
ORR: leukemia-free status that includes complete response, complete response with incomplete hematologic recovery, and morphologic leukemia-free state.
mOS: median overall survival

Additionally, we announced that, as of the December 2024 follow-up, in the expansion cohorts 4 and 5, in patients with AML-myelodysplasia-related changes (AML-MRC) with ASXL1 mutation (cohort 4) and mutations and cytogenic changes other than ASXL1 (cohort 5), the ORR was 56% in 9 patients evaluable for efficacy. SLS009 was well-tolerated with no new safety signals observed to date as the regimen remains safe in additional patients enrolled to date.

In November 2024, we announced data from preclinical studies identifying ASXL1 mutation as key predictor of SLS009 in response to solid cancers.

SLS009 is also currently being evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. Studies are supported through cooperative agreement grants from the NCI to the PIVOT research centers performing the testing in pediatric tumor models and a centralized coordinating center. We expect to report relevant data from the program in the first half of 2025.

Our partner, GenFleet, is focusing on lymphoma indications with SLS009 in its Greater China market. In March 2024, we announced that GenFleet initiated a study of SLS009 in combination with zanubrutinib (Brukinsa®), a BTK inhibitor, in r/r diffuse large B-cell lymphoma, or DLBCL, and the first patient was dosed in the trial. The study is funded and sponsored by GenFleet and is being conducted in China only. In February 2025, we announced positive data from the Phase 2a study evaluating SLS009 in combination with zanubrutinib. The results showed an overall response rate of 67%, more than double the expected ORR of zanubrutinib alone.

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

Products/Pipeline

Galinpepimut-S (GPS): Innovative WT1 Targeting Immunotherapy

Overview

GPS is a WT1-targeting peptide-based cancer immunotherapeutic being developed as a monotherapy and in combination with other therapeutic agents to treat different types of cancers that result from uninhibited tumor cell growth. GPS targets malignancies and tumors characterized by an overexpression of the WT1 protein. The WT1 protein is one of the most widely expressed cancer proteins in multiple malignancies. A previous pilot project regarding the prioritization of cancer antigens (substances that evoke an immune response) conducted by the National Cancer Institute, or NCI, a division of the National Institutes of Health, or NIH, ranked the WT1 protein as a top priority for immunotherapy.

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

Mechanism of Action in Immune System

GPS is a multi-peptide product that has been modified to enhance the degree and duration of the immune response against the WT1 protein. Two of the four peptides in the peptide mixture comprising GPS are deliberately mutated in a single amino acid residue. These mutated peptides are recognized by the immune system as non-self entities and are therefore less likely to induce immune tolerance. These mutated peptides are designed using artificial intelligence, or AI, by researchers at MSK, to elicit strong T-cell response against both mutated peptides and naturally occurring peptides in cancer cells. This concept is called the heteroclitic principle.

We believe that GPS has a mechanism of action that involves direct activation of the patient’s immune system specifically against the WT1 protein. Although the immune system is designed to identify foreign or abnormal proteins expressed on tumor cells, this process is often defective in cancer patients. Typically, patients harboring WT1-positive malignancies have very few or no T-cells specifically reactive or responsive to, and therefore activated by, WT1. T-cells are involved in both sensing and killing abnormal cells, in addition to coordinating the activation of other cells in an immune response. T-cells can be classified into two major subsets, CD4 cells and CD8 cells. CD8 cells, often called cytotoxic T-cells, are characterized by the expression of the CD8 protein on their cell surface. Once activated, cytotoxic T-cells recognize, bind and kill cancer cells marked by abnormal proteins. CD4 cells, known as helper T-cells, are critical to providing the signals necessary for sustained CD8 cell responses and are also capable of exerting direct anti-tumor activity. GPS is designed to elicit both CD4 and CD8 cell immune responses. We believe that the activation of CD8 cells by GPS could lead to direct cancer cell killing, or cytotoxicity, and the eventual establishment of immunologic memory against a WT1-expressing cancer. This occurs by two mechanisms: (i) conversion of some of the activated CD8 cells to memory CD8 cells, and (ii) activation of CD4 cells and the eventual creation of CD4 terminal effector memory cells.

GPS' proposed mechanism of action is based on the induction and stimulation of T-lymphocytes, both cytotoxic CD8 cells – which are attacking the tumor directly – and CD4 cells, which are very important for immunologic memory, maintenance, and helper function of the cellular immune response. Two of the peptides within the GPS mixture are native, meaning that they contain the exact same amino acid (AA) sequences as the fragments of the wild type (unmutated) WT1 protein they originated from. The remaining two peptides are by design modified by a single point AA mutation. In that sense, the heteroclitic WT1 peptide carries a mutation and is presented to the native CD8+ cell through the host’s antigen-presenting cells - macrophages, dendritic cells or B cells. The CD8+ cell is reprogrammed and activated, thus becoming a cytotoxic T-cell specifically against the target antigen, and now may recognize not only the mutated version of the WT1 peptide (against which the host was immunized, and which does not get expressed naturally), but also the corresponding native WT1 fragment. The native fragment could get expressed and presented on the membrane of cancer cells in an MHC Class I context. Similar events occur in CD4+ cells after cross-presentation of the WT1 heteroclitic fragment and eventual activation of the CD4+ cells into effector and memory cells. The heteroclitic technology mitigates against the emergence of tolerance, as the mutated peptides are classified as ‘non-self’ antigens.

GPS is given under the skin, or subcutaneously, after mixing with Montanide™ an adjuvant, which creates a reservoir of GPS in a water in oil emulsion. Additionally, prior to the administration of GPS, patients receive another immune adjuvant, granulocyte-macrophage colony-stimulating factor, or GM-CSF, to non-specifically stimulate and activate antigen-presenting cells, or APCs, in the vicinity of the subcutaneously injected GPS.

As mentioned earlier, after subcutaneous injection, the WT1 peptides are ingested by APCs at the local injection sites. Antigen presenting cells migrate to lymph nodes where the ingested peptide fragments are then presented on the surface of APCs to CD8 and CD4 T-cells though major histocompatibility complex class II, (MHCII), where they can bind to T-cell receptor, (TCR). This process activates the CD4 and CD8 cells and sensitizes them to the key 25 epitopes of WT1, thus initiating the process of short- and long-term T-cell-mediated immunity against WT1.

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

•Phase 1 clinical trial of 3D189 (GPS) in China (our licensee, 3D Medicines is the sponsor)	Enrollment completed; final results pending

•Phase 1 clinical trial in patients with hematologic and thoracic malignancies with no demonstrable residual/recurrent disease after debulking therapy	Completed; final data reported

•Phase 2 clinical trial in patients with AML with first complete remission (CR1) patients	Completed; final data reported

•Phase 2 clinical trial in patients with high-risk MDS or AML patients with ≥2 lines of prior therapy (CR2)	Completed; final data reported

•Phase 2 clinical trial in MM patients	Completed; final data reported

•Phase 2 randomized, double-blind, placebo-controlled clinical trial in MPM patients	Completed; final data reported

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

An additional Phase 2 clinical trial of GPS was performed at the H. Lee Moffitt Cancer Center & Research Institute, or Moffitt. This Phase 2 trial included 10 AML patients who had received first-line therapy for their disease, who then experienced relapse and were subsequently treated with second-line chemotherapy and achieved a CR2. This group of patients had a more advanced disease in comparison to those treated in the Phase 2 clinical trial in CR1 patients discussed above and typically demonstrated a historical OS of less than ~8 months, even with post-CR2 allo-HSCT. In the Moffitt trial, the efficacy of GPS (measured as median OS, from the time of achievement of CR2 until death from any cause) was compared with that of “watchful waiting” in a cohort of 15 contemporaneously treated (but not matched by randomization) broadly comparable patients treated by the same clinical team at Moffitt. Initial data, at a median follow-up of 19.3 months, showed that GPS administration resulted in a median OS of 16.3 months (495 days) compared to 5.4 months (165 days) from the time of achievement of CR2. This was a statistically significant difference (p=0.0175). Two of 14 AML patients demonstrated relapse-free survival of more than one year. Both of these patients were in CR2 at time of GPS administration, with duration of their second remission exceeding duration of their CR1, strongly suggesting a potential benefit based on immune response mechanisms.

Final data, at a median follow-up of 30.8 months, showed a median OS of 21.0 months in patients receiving GPS therapy compared to 5.4 months in the AML CR2 patients treated with best standard care resulting in a statistically significant difference (p-value < 0.02). GPS was well-tolerated in this clinical trial.

Phase 3 REGAL Clinical Trial

Building on the Phase 2 study in AML CR2 patients, which showed a median OS of 21.0 months, at a median follow-up of 30.8 months, in patients receiving GPS compared to 5.4 months in contemporaneously treated patients with best standard therapy, we currently have an ongoing Phase 3 pivotal registration-enabling study for GPS in AML patients in CR2, including those in complete remission with incomplete platelet recovery. This study, which we refer to as the REGAL study, is a 1:1 randomized, open-label study comparing GPS in the maintenance setting to investigators’ choice of best available treatment, or BAT, in adult AML patients (age >18 years) who have achieved their second or later hematologic (morphological) complete remission, with or without thrombocytopenia, after second-line antileukemic therapy and who are deemed ineligible for, or unable to undergo, allo-HSCT. The primary endpoint is OS and secondary endpoints include leukemia-free survival, or LFS, landmark OS and LFS rates, and achievement of MRD negativity. Exploratory endpoints include antigen-specific T-cell immune response dynamics over time. We expect this study will be used as the basis for a BLA submission, subject to a statistically significant and clinically meaningful trial outcome and agreement with the FDA.

The REGAL study was expected to enroll approximately 125 to 140 patients (not including potentially 20-25 patients from mainland China) at approximately 95 clinical sites in North America, Europe and Asia. In March 2024, we announced the completion of enrollment.

The protocol specifies that the study will have a planned interim safety, efficacy and futility analysis after 60 events (deaths). In addition, the charter for the Independent Data Monitoring Committee, or IDMC, for the REGAL study provides that the IDMC may conduct risk-benefit assessments at earlier points in the clinical trial. The IDMC has met several times to perform these prespecified risk-benefit assessments of unblinded data from the study and have recommended in each instance that the trial continue without modifications. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that following this interim analysis, the IDMC recommended that the trial continue without modifications. The interim futility, efficacy, and safety analysis is designed to assess whether the therapy is safe, demonstrates potential efficacy, and merits continuation. The IDMC’s review of the interim data supports the continuation of the study according to its original protocol. Based on this positive evaluation, the trial is to advance toward completion. The next and final analysis will be conducted once 80 events (deaths) are reached, further determining the potential of GPS in addressing the needs of AML patients. We anticipate that 80 events will be reached this year. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected.

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

Expanded Access Program

At the request of several investigators, in 2022 we instituted an Expanded Access Program for GPS that allows qualified physicians to treat patients who do not meet currently required study entry criteria for the ongoing REGAL trial with GPS. This access is provided on a case-by-case basis to patients in the United States. Patients treated under the Expanded Access Program are not considered participants in the REGAL study. Currently, our Expanded Access Program is available for GPS only.

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

•Median OS was 18.4 months compared to 13.8 months with pembrolizumab alone in a checkpoint inhibitor single agent study in a similar patient population treated with checkpoint inhibitor alone.

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

•Of the 10 evaluable patients, eight were male and two were female, with a median age of 69 years. Sixty percent entered the study as Stage III or IV patients. Initial tumor stages were I (one patient), II (three patients), III (two patients) and IV (four patients).

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

Key Attributes

Higher selectivity: In preclinical studies, SLS009 has demonstrated higher selectivity for CDK9 than other members of the human kinome when compared to other non-oral CDK9 inhibitors in clinical development in the United States for hematological cancers, including AZD-4573 being developed by AstraZeneca and enitociclib (VIP152) being developed by Vincerx Pharma. The human kinome is a set of all 538 kinases, which are enzymes that play essential functions by catalyzing protein phosphorylation. SLS009 has been shown to block activity of fewer kinases, other than CDK9, than these competing development candidates which, as demonstrated in clinical trials, has resulted in a better safety profile with fewer treatment related adverse events.

Higher anti-cancer activity: The preclinical data below is a comparison of SLS009 and an exact molecular copy of enitociclib (VIP152) (shown in the graphs as GFC002). The top table shows the maximal inhibitory concentration, which is the amount of drug that is needed to inhibit survival of cancer cells, across different cell lines of cancer in vitro. Across multiple cancer cell line histologies, a smaller concentration of SLS009 is needed to achieve the same inhibitory effect as compared to the exact molecular copy of enitociclib (VIP152). In a mouse AML xenograft model, the lowest tumor growth and the highest AML cell killing was achieved by SLS009. In this mouse model, there was significantly more toxicity, including weight loss, observed with enitociclib (VIP152) treated mice.

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

Comparison of pharmacokinetics results in twice a week and once a week dosing regimens at different dose levels is shown below.

Pharmacodynamic, or PD, Data: The graphs below show certain correlative pharmacodynamic data from the completed Phase 1 study. At higher dose levels, a pattern of drug induced decreases in two biomarkers commonly used for assessing pharmacodynamics of CDK9 inhibitors, MCL1 and MYC, is seen. These data are important in that we believe they demonstrate that SLS009 is translating CDK9 inhibition into a meaningful suppression of cancer associated proteins. MCL1 is a key antiapoptotic protein. It is postulated that CDK9 inhibitors can indirectly inhibit MCL1. We believe that these PD data demonstrate that SLS009 does inhibit MCL1. MYC is a key driver in many cancers, both hematological and solid tumors. We believe that the data presented below demonstrate meaningful MYC suppression.

MCL1 (AML)
MYC (AML)
MCL1 (Lymphoma)
MYC (Lymphoma)
AML
Lymphoma
mRNA expression percent to pre-dose (%)
C1D1 pre-dose
C1D 0.5h (BIW EOI)
C1D1 2h
C1D 4h (/QW EOI)
C1D1 7h
C1D1 10h
C1D1 24h
9mg AML_BIW (n=3)
15mg AML_BIW (n=6)
22.5mg AML_BIW (n=4)
30mg AML_BIW (n=2)
40mg AML_BIW (n=3)
30mg AML_QW (n=3)
45mg AML_QW (n=5)
4.5mg lymphoma_BIW (n=5)
9mg lymphoma_BIW (n=5)
15mg lymphoma_BIW (n=5)
22.5mg Lymphoma_BIW (n=3)
30 mg lymphoma_BIW (n=5)
30 mg lymphoma_QW (n=4)
45 mg lymphoma_QW (n=3)
60 mg lymphoma_QW (n=5)

Efficacy in venetoclax resistant disease: Venetoclax, in combination with hypomethylating agents, is a key component of treatment for AML across all patient categories, especially older patients, who are the vast majority of AML patients. We believe that SLS009 has potential as a treatment option for AML patients who are refractory to or relapsed after treatment with venetoclax. We observed in the Phase 1 study that a r/r AML patient achieved a complete response and four additional r/r AML patients achieved greater than or equal to 50% decrease in bone marrow blasts which includes patients who had prior treatment with venetoclax. To our knowledge, as of March 1, 2025, SLS009 is the only CDK9 inhibitor for which a complete response as monotherapy in r/r AML has been reported. See Phase 1 Clinical Trial.

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

Phase 2 Development Program

Phase 2a clinical trial in AML patients

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial of SLS009 in combination with aza/ven in AML patients who failed or did not respond to treatment with venetoclax-based therapies. The trial is designed to evaluate safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg QW, and 60 mg QW or 30 mg BIW, in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the primary endpoints are complete response composite rate and duration of response. Additional endpoints include event free survival, OS, and PK assessments. The trial includes several sites in the United States, designed to enroll a minimum of 20 patients and based on initial results, may be expanded into a registrational trial.

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

In May 2024, we announced additional preliminary data from the Phase 2a trial of SLS009 in r/r AML. As of the April 19, 2024 data cutoff, a 57% overall response rate had been achieved in the 30 mg BIW cohort, far surpassing the targeted 20% rate. 4/4 (100%) r/r AML patients with ASXL1 truncating mutations at the selected dose level achieved an overall response (CR/CRi/MLFS) and were alive. 5/8 (63%) of r/r AML patients, across all dose levels, with ASXL1 truncating mutations treated with SLS009 achieved an overall response. A review of the mutational status of the patient in the Phase 1 trial with SLS009 monotherapy, who achieved a CR lasting 8+ months, revealed that the patient also harbored an ASXL1 mutation. The ASXL1 mutation was found in both hematological malignancies as well as solid tumors.

In June 2024, we announced the completion of enrollment and additional positive data in the Phase 2a study.

Efficacy:

A total of 30 patients were enrolled in the study as of May 25, 2024: 10 in the 45 mg QW safety cohort, 9 in the 60 mg QW cohort, and 11 in the 30 mg BIW cohort. Among 27 evaluable patients,
•10% response rate in the 45 mg QW safety cohort
•33% response rate in the 60 mg QW cohort
•50% response rate in the 30 mg BIW cohort
•Observed strong anti-leukemic activity, defined as 50% or more bone marrow blast reduction in 67% of patients across all dose levels.
•Median survival rate had not been reached at the time of analysis in any of the dose levels.
•The first patient enrolled in the study who achieved a complete response (CR) continued on the study and remained leukemia-free 9 months after enrollment.
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

In December 2024, we announced additional data from the expansion cohorts in the Phase 2a clinical trial of SLS009 in r/r AML. As of the December 4, 2024 data cutoff date, 14 patients were enrolled in the 30 mg BIW cohort and 14 patients were enrolled in cohorts 4 (ASXL1 mutated AML patients) and 5 (patients with myelodysplasia-related molecular abnormalities other than ASXL1), of which 9 were evaluable at the time of analysis. At latest follow-up, the median overall survival, or mOS, had not been reached yet but had exceeded 7.7 months in the 30 mg BIW cohort. This is particularly significant as the expected mOS for patients in this setting is typically 2.5 months. In expansion cohorts 4 and 5, in patients with AML-myelodysplasia-related changes (AML-MR) with ASXL1 mutation (cohort 4) and mutations and cytogenic changes other than ASXL1 (cohort 5) the ORR was 56% in 9 evaluable for efficacy patients. SLS009 was well-tolerated with no new safety signals observed to date as the regimen remains safe in additional patients enrolled to date.

Patients with AML that fail venetoclax-based therapies have limited treatment options and a poor prognosis with a median OS of approximately 2.5 months. See Current AML Treatment Therapies for more information on the AML treatment landscape.

Phase 1b/2 in PTCL

The first patient in a Phase 1b/2 trial evaluating SLS009 in r/r PTCL was dosed in the fourth quarter of 2023. The open-label, single-arm trial will enroll up to 95 patients to evaluate safety and efficacy. This initial PTCL study was fully funded by GenFleet and was conducted in China.

Phase 1b/2 in Combination with Brukinsa® in Diffuse Large B-Cell Lymphoma (DLBCL)

In March 2024, we announced that GenFleet initiated a combination study of SLS009 and Brukinsa (zanubrutinib), a BTK inhibitor, in r/r DLBCL and the first patient was dosed in the trial. The open-label, single-arm multi-center trial will be conducted in two parts. This study is funded by GenFleet and is being conducted in China.

In February 2025, we announced positive data from the Phase 2a study evaluating SLS009 in combination with zanubrutinib. The results showed an overall response rate of 67%, more than double the expected ORR of zanubrutinib alone. Among responders, one achieved complete response, while three had partial response (PR) with target lesion shrinkages of 89%, 78%, and 56%, respectively. As of the last follow-up, after the median of 4.6 (range: 1.4 - 7.4) months follow-up, mOS was not reached, and six out of nine patients were alive. GenFleet will determine the next steps on development around lymphoma as our focus remains on AML and spliceosome–chromatin mutations, including ASXL1 mutations.

Efficacy and Safety
•Among six non-GCB DLBCL (ABC DLBCL) patients, four had an objective response and one patient achieved stable disease (SD) for the disease control rate (DCR) of 5/6 (83%)
•Overall response rate was 4/6 (67%), more than double the expected ORR with zanubrutinib alone
•One patient achieved complete response (CR), and three patients had PR with target lesion shrinkages of 89%, 78%, and 56%, respectively
•As of the last follow-up, after the median of 4.6 (range: 1.4 - 7.4) months follow-up, mOS was not reached
•Six patients were alive as of the last follow-up, including five non-GCB DLBCL and 1 GCB DLBCL. Adverse events (AEs) grade ≥ 3 AEs were reported in 55.6% of patients, comparable to safety outcomes expected with Zanubrutinib alone.
•Genetic data of six out of nine enrolled patients showed that none of the patients carried MYD88 or CD79B mutations predictive of better response to BTK inhibitors. The patient who achieved complete response (CR) by CT had MYC amplification, which is expected, but interestingly also harbored TP53 mutations, indicating that CDK9 inhibition with SLS009 could circumvent TP53 mutated cancers drug resistance.
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

In August 2022, we announced results from a new preclinical in vitro study for SLS009 in neuroendocrine prostate cancer, or NEPC. The data shows that SLS009 demonstrated significant anti-tumor effects in the selected cell line at nanomolar concentrations and, in certain samples, complete growth inhibition with no viable cancer cells. Additionally, in December 2022, we announced results from a preclinical in vivo study for SLS009 that demonstrated robust inhibition of tumor growth in a mouse xenograft model of SCLC. SLS009 was tested against NCI-H209 SCLC xenografts in athymic nude mice in four treatment groups of eight mice each (n=32) consisting of SLS009 alone, olaparib (a PARP inhibitor) alone, a combined regimen of SLS009 and olaparib, and a vehicle control. Treatments were initiated after tumor xenograft volumes exceeded 120 mm3 in each animal group and mice were subsequently sacrificed after mean tumor volume exceeded 1,500 mm3 in the control group. SLS009 treated mice exhibited a 40.4% decrease in mean tumor growth compared to the control group in this very aggressive cancer model which had a tenfold increase in average tumor volume over 20 days. Strongest effects were observed with SLS009 in combination with olaparib, with mean tumor growth decreased by 72.3%. Treatment with olaparib alone resulted in a 30.2% mean decrease in tumor growth. No significant toxicity or safety concerns were observed in any of the treatment groups.

In November 2024, we announced data from preclinical studies identifying ASXL1 mutation as key predictor of SLS009 in response to solid cancers. We performed experiments in patient derived cell lines (PDCs), exposing them to SLS009 at various concentrations and determining the inhibitory concentration (IC50) for each cell line. All cell lines were analyzed for presence of ASXL1 mutations and other genetic markers. High efficacy was prespecified as IC50 < 100 nM, significantly lower than the standard threshold definition for an effective compound (IC50 < 1,000 nM). This threshold was chosen based on the observed long-lasting concentrations of SLS009 observed in patients, which were ~400 nM.

Negative controls consisted of untreated cell lines, while active negative control varying concentrations of revumenib (drug used in hematologic malignancies). Positive controls involved cell lines treated with staurosporine at different concentrations (staurosporine is a standard control compound for kinase inhibitors due to its high broad-spectrum potency in inhibiting most protein kinases at sub-micromolar concentrations).

The results were as follows:

•In CRC MSI-H, ASXL1 mutations were observed in 7/12 (58%) of PDCs, aligning with predicted frequency of ~55%
•In NSCLC, ASXL1 mutations occurred in 2/6 (33%) studied cell lines, higher than predicted 2.6%
•Overall, in 18 studied solid cancer cell lines, ASXL1 mutations were recorded in nine cell lines and no ASXL1 mutations were recorded in 9 cell lines which were designated as control
•In ASXL1 mutated cell lines, high SLS009 efficacy (IC50 <100 nM) was observed in 6/9 (67%) solid cancer cell lines and in non-ASXL1 mutated cancer high SLS009 efficacy was observed in 0/9 (0%) of studied solid cancer cell lines
◦In CRC MSI-H, high efficacy (IC50 <100 nM) was observed in 4/7 (57%) of ASXL1 mutated cell lines and in 0/5 (0%) of non-ASXL1 mutated cell lines
◦In NSCLC, high efficacy (IC50 <100 nM) was observed in 2/2 (100%) of ASXL1 mutated cell lines and in 0/4 (0%) of non-ASXL1 mutated cell lines
•No activity was observed in any of the studied cell lines with revumenib (negative control) at any concentration
•Staurosporine activity was confirmed, but interestingly and importantly, SLS009 outperformed positive control staurosporine in 5/9 cell lines

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

•Memorial Sloan Kettering Cancer Center for pediatric sarcomas and other solid tumors

•Children's Hospital of Chicago for orthotopic CNS tumors

•Children’s Cancer Inst Australia for acute lymphoblastic leukemia

•Children’s Hospital of Philadelphia for neuroblastoma

The first and second phases of the program, pharmacokinetics and tolerability, respectively, have been successfully completed and dosing regimens have been developed. The final phase of the program, efficacy, is in progress and we expect to report relevant data from the program in the first half of 2025.

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

GPS

Our sole CMO for GPS drug substance peptides is Polypeptide Group. Our sole CMO for GPS drug product is Lyophilization Services of New England, Inc. (PCI Pharma Services). Our CMOs comply with cGMP requirements and manufacture product batches used in ongoing clinical trials. We anticipate the same CMOs to manufacture commercial batches. All batches for clinical trials meet release criteria and are monitored for long-term and accelerated stability.

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

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our product candidates, technologies and know-how, and our ability to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring post grant proceedings in the US and foreign jurisdictions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework, filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business and maintaining our issued patents. We also include restrictions regarding use and disclosure of our proprietary information in our contracts with third parties, and utilize customary confidentiality and invention assignment agreements with our employees, consultants, clinical investigators, and scientific advisors to protect our confidential information and know-how. Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. It is our policy to operate without knowingly infringing on, or misappropriating, the proprietary rights of others.

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

Our patent portfolio includes the following:

Patents and patent applications covering GPS and WT1-targeting peptides:

•Patent application co-owned by us and MSK:

◦Patent applications covering a heptavalent (7-peptide) immunotherapy composition and methods of use for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer pending in the United States, Australia, Canada, China, European Patent Office, or EPO, Hong Kong, India, Israel, Japan, South Korea, Mexico and Russia, which, if granted, are expected to expire in 2040.

•Patents and patent applications in-licensed from MSK:

◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in the United States, which are expected to expire in 2034; and a composition-of-matter patent covering additional WT1-targeting peptides and methods of use in the United States, which is expected to expire in 2035;

◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in Australia, China, Hong Kong, several countries in Europe, and Japan, which are expected to expire in 2034;

◦Patent applications covering certain WT1-targeting peptides and methods of use pending in the United States, Australia, the EPO, Canada, China, and Hong Kong, which, if granted, are expected to expire in 2034;

◦Patents covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with anti-PD-1 antibody checkpoint inhibitors in the United States, Australia, China, Hong Kong, several countries in Europe and Japan, which are expected to expire in 2037 (United States) and 2036 (Australia, China, Hong Kong, Europe and Japan);

◦Patent applications covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with immune checkpoint inhibitors pending in the United States, Australia, Canada, China, Hong Kong, the EPO, South Korea, and Japan, which, if granted, are expected to expire in 2036;

◦Composition-of-matter patents covering the WT1-A1 peptide of GPS in the United States, which are expected to expire in 2026;

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

◦Composition-of-matter patents covering the WT1-427 long peptide of GPS and WT1-331 long peptide of GPS, and methods of use, in Australia, Canada, and several countries in Europe, which are expected to expire in 2026;

◦Composition-of-matter patent covering a WT1-specific peptide in the United States, which is expected to expire in 2026;

◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS in the United States which is expected to expire in 2033; patent covering the WT1-122A1 long peptide of GPS and methods of use in the United States, which is expected to expire in 2029; and patent application covering the WT1-122A1 long peptide of GPS and methods of use pending in the United States, which, if granted, is expected to expire in 2027; and

◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS and methods of use in several countries in Europe, which is expected to expire in 2027, and patent applications covering the WT1-122A1 long peptide of GPS and methods of use pending in the EPO, Hong Kong and Canada, which, if granted, are expected to expire in 2027.

Patents and patent applications covering SLS009:

•Patents and patent applications in-licensed from GenFleet:

◦Composition-of-matter patents covering SLS009 and use thereof in the treatment or amelioration of cancer in the United States, Australia, Brazil, Canada, Japan, Russia, South Korea, and several countries in Europe, which are expected to expire in 2038; and a patent application covering SLS009 and use thereof in the treatment or amelioration of cancer pending in Brazil, which, if granted, is expected to expire in 2038; and

◦Patents covering maleate and fumarate crystal salts and polymorphs of SLS009, syntheses thereof, and use thereof in prevention or treatment of CDK9-related diseases, including cancer, in Australia and Japan, which are expected to expire in 2040; patent applications covering maleate and fumarate salt forms and polymorphs of SLS009, syntheses thereof, and use thereof in prevention or treatment of CDK9-related diseases, including cancer, pending in the United States, Brazil, Canada, South Korea, the EPO, and the Eurasian Patent Office, which, if granted, are expected to expire in 2040.

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

Companies developing novel products with similar indications to those we are pursuing and may pursue are expected to influence our ability to penetrate and maintain market share. Principal competitors for AML broadly include companies with currently marketed products, such as AbbVie/Genentech (Venclexta), Pfizer (Mylotarg), Daiichi-Sankyo (Vanflyta), Rigel Pharmaceuticals (Rezlidhia) and Bristol Myers Squibb (Vidaza), among others. There are also companies developing therapies to treat AML in the r/r setting, which are in earlier stages of clinical development, including emavusertib, which is in a Phase 1/2 trial in AML and being developed by Curis, and later-stage clinical development candidates which may enter the market before our potential products, such as Delta-Fly Pharma (DFP-10917) and AROG Pharmaceuticals (crenolanib). Actinium Pharmaceuticals, which previously announced in late 2022 / early 2023 positive results in its Phase 3 trial of Iomab-B in adults aged 55 and above with r/r AML, has since announced that the FDA determined that its Phase 3 trial is not adequate to support a BLA filing for Iomab-B.

With respect to WT1-targeting therapies, we do not believe GPS has direct competition in AML in the maintenance setting after CR2 at this time. While there are companies engaged in the clinical development of WT-1 targeting therapies, they are not currently focused on AML or have since discontinued or paused their development of WT-1 targeting therapies.

With respect to SLS009, we anticipate competition from companies who have been engaged in the clinical development of selective CKD9-targeting therapies. Vincerx Pharma may be a potential competitor in our other indication, PTCL, with enitociclib, its CDK9 inhibitor, as a monotherapy and in combination with venetoclax. There are other companies which are in early development stages for their CDK9 inhibitors and targeting other hematologic malignancies or solid tumors, including Sumitomo Dainippon Pharma (TP-1287), Cothera Bioscience (zotiraciclib), and Prelude Therapeutics (PRT2527).

With regard to both GPS and SLS009, many of our competitors, either alone or with their strategic partners, may have substantially greater resources and expertise in research and development, manufacturing, preclinical testing, obtaining regulatory approvals, and marketing approved products than we have. Mergers and acquisitions in the biotechnology, pharmaceutical and diagnostics industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, the ability to work with specific clinical contract organizations due to conflict of interest, and also the conduct of trials in the ability to recruit clinical trial sites and subjects for our clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These activities may lead to consolidated efforts that allow for more rapid development of cancer immunotherapy product candidates.

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

As of March 1, 2025, we had 15 full-time employees. In addition to our full-time employees, we engage various independent consultants and advisors to support key areas of our business. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationship with our employees is good.

We are committed to creating and maintaining a diverse, inclusive and safe work environment which encourages collaboration and integrity and inspires high performance and achievement. Our employees have various backgrounds, experience, and perspectives. For example, as of March 1, 2025, of our 15 employees, 53% are women, 33% are racial or ethnic minorities, and 53% have advanced degrees. In addition, two of our six Board of Director members are women. We believe we have built and continue to build a strong culture of cooperation, respect and acceptance.

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

A biologic candidate is licensed by the FDA through approval of a biologics license application, or BLA. Assuming we receive positive data from our REGAL clinical trial of GPS in patients with AML, we will submit a BLA to the FDA. A drug candidate must be approved by the FDA through a new drug application, or NDA. For SLS009, we will seek marketing approval through the submission of an NDA to the FDA. The process required by the FDA before drug or biological product candidates may be marketed in the United States generally involves the following:

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

Human clinical trials in support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP and other trial-related regulations, which include, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent data safety monitoring board, or DSMB, organized by the clinical trial sponsor, which at designated check points based on access to certain data from the clinical trial may recommend that the sponsor halt the trial if the DSMB determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the NIH for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study site locations and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical trial or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have brought enforcement actions against non-compliant clinical trial sponsors.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. To grant a waiver, FDA must determine that the prevalence or incidence of the disease or condition being studied makes it impracticable to conduct a clinical trial in accordance with a diversity action plan, or that a waiver is necessary to protect public health during a public health emergency. Our Phase 3 REGAL trial of GPS for AML patients who have achieved CR2 was initiated before this requirement became effective, but for any future Phase 3 trials we plan to conduct, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product.

Progress reports detailing the progress of and safety data from the clinical trials must be submitted at least annually to the FDA and more frequently if unexpected serious adverse events, or SAEs, occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP regulations, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

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

Once an NDA or BLA is accepted for filing, the FDA’s goal is to review the application within 10 months after it accepts the application for filing, or, if the application meets the criteria for “priority review”, within six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification after the NDA or BLA has been accepted for filing. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

During the review process, the FDA reviews the NDA or BLA to determine, among other things, whether the product is safe, effective, pure and potent and whether the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, quality, purity and potency. The FDA may refer any NDA or BLA, including applications for novel drug or biologic candidates which present difficult questions of safety or efficacy, to an advisory committee to provide clinical insight on application review questions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making final decisions on approval.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP and integrity of the trial data. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies as part of the review process and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, an NDA or BLA or supplement to such applications must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The PREA requires a sponsor that is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan, or PSP, within 60 days of an end of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early-phase clinical trials or other clinical development programs.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product candidate’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the product. As part of the Consolidated
Appropriations Act for 2023, Congress provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs or biologics previously granted accelerated approval. Under the act’s amendments to the FDCA, the FDA may require the sponsor of a product being considered for accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on the FDA’s website. The amendments also give the FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

If a drug or biologic product that has Orphan Drug Product Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan product exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan product exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug Product Designation are tax credits for certain research and a waiver of NDA or the BLA application user fee.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, some government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA continues to be subject to significant uncertainty.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten-year period, which culminated in November 2023. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global turnover, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The Company must comply with the GDPR in the performance of its clinical trials in the EU and relies on its CROs to implement appropriate safeguards and procedures relating to informed consent in order to ensure that trials are conducted in a manner consistent with the GDPR.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our drug or biological candidates may or may not be considered medically necessary or cost-effective or may require prior authorizations before use. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Moreover, eligibility for reimbursement may not be available at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon CMS coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval processes apart from CMS coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

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

More recently, in August 2022 the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biologic manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control drug and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards, or PDABs. Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits, or UPLs, on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations in the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

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

Similar to the United States, the various phases of non-clinical and clinical research that takes place in other countries are subject to significant regulatory controls. For example, the EU’s Clinical Trials Regulation, which took effect in January 2022, was enacted to simplify and streamline the approval of clinical trials in the region. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal” or Clinical Trial Information System; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I, which contains scientific and medicinal product documentation, is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted. Part II, which contains the national and patient-level documentation, will be assessed individually by each such EU member state. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with applicable cGMP requirements. Other national and EU-wide regulatory requirements may also apply. Currently, the extent to which clinical trials will be governed by the Clinical Trials Regulation will depend on when the clinical trial is initiated or on the duration of an ongoing trial. As of January 2023, all new clinical trials must comply with the Clinical Trials Regulation. In addition, any clinical trial that was already under way as of January 1, 2023, and continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable (i.e., January 31, 2025), the Clinical Trials Regulation will apply to the clinical trial.

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement in Europe vary from country to country, even though there is already some degree of legal harmonization in the EU member states resulting from the national implementation of underlying EU legislation. In all cases, the clinical trials must be conducted in accordance with GCP and other applicable regulatory requirements. To obtain regulatory approval of a new drug or medicinal product in the EU, a sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the EU depends on the nature of the medicinal product.

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the EU, as well as in Iceland, Liechtenstein and Norway, or the European Economic Area, or EEA. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated as orphan medicinal product and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human medicines which do not fall within the above mentioned categories if the medicinal product contains a new active substance which has not been previously authorized in the EEA, the product constitutes a significant therapeutic, scientific or technical innovation, or where the granting of authorization in the centralized procedure is in the interests of public health in the EEA.

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

Only products for which marketing authorizations have been granted may be sold in the EU. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after the initial five-year period on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA, or the applicable competent authority, with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission, or the applicable competent authority, decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any marketing authorization which is not followed by the actual placing of the drug on the market in the EU (in case of centralized procedure) or on the market in the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

We have obtained Orphan Medicinal Product Designations from the EMA for GPS in AML, MPM and MM.

In April 2023, the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU.

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

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA (summarized above in the section entitled “Coverage and Reimbursement”), other legislative changes have been proposed and adopted in the United States that may affect health care expenditures. For example, the 2020 Further Consolidated Appropriations Act (P.L. 116-94) included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law. The Consolidated Appropriations Act of 2021 also includes, among other things, a new requirement for patent information to be submitted to the FDA and published in a “Purple Book” that contains detailed information about each FDA-licensed biological product, analogous to the Orange Book that provides information about approved small-molecule drug products and their patent and exclusivity information under the Hatch-Waxman Act.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities, have not generated any product revenues to date, and have incurred significant research, development and other expenses related to our ongoing operations. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2024 and 2023, we reported a net loss of $30.9 million and $37.3 million, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $248.1 million and $217.2 million, respectively.

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

Our cash and cash equivalents balance as of December 31, 2024 will fund our operations for less than one year.

As of December 31, 2024, we had a cash and cash equivalents balance of approximately $13.9 million. Subsequent to December 31, 2024, we consummated the January 2025 Registered Direct Offering for $25.0 million of gross proceeds. We expect our existing cash and cash equivalents balance as of December 31, 2024, together with the proceeds from the January 2025 Registered Direct Offering, will be insufficient to fund current planned operations for at least the next 12 months from the date of issuance of our consolidated financial statements for the year ended December 31, 2024, and that we will need to raise additional capital in order to continue our operations as currently planned. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2024 includes an Emphasis of Matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in us.

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

•obtaining the components required for the administration of GPS (i.e., GPS, GM-CSF, Montanide, and device connector for mixing) from separate sources, the subsequent separate storage requirements for each of these components and the separate delivery of these components to the administration location;

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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Our Phase 3 REGAL trial of GPS for AML patients who have achieved CR2 was initiated before this requirement became effective, but for any future Phase 3 trials we plan to conduct, including any registrational study for SLS009, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates but initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates. We may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from a pandemic or global health emergency; and

•business interruptions resulting from geopolitical actions, including war and terrorism.

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

Although we do not currently have any clinical study sites in Russia or Ukraine, economic, political and social conditions resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, we had clinical sites for our REGAL study in Poland, a country that borders Ukraine and has been impacted by an influx of Ukrainian refugees resulting from Russia’s invasion of Ukraine. Furthermore, we rely on suppliers in the EU. To the extent the conflict between Ukraine and Russia adversely impacts the ability of our suppliers to distribute the supplies we need for our clinical trials, or such distribution cannot be done on a timely basis, the timing for completing our clinical trials may be adversely impacted.

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

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business. On February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. Since August 1, 2023, Fitch Ratings downgraded and has maintained the United States’ long-term foreign currency issuer default rating to AA+ from AAA as a result of these repeated debt ceiling and budget deficit concerns. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.

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

More recently, certain members of the U.S. Congress have raised national security concerns related to U.S. clinical trial sponsors utilizing study sites located in China that may be owned or operated by the Chinese military. It remains to be seen whether the current administration and/or the 119th Congress (2025-26) take steps to restrict or limit the conduct of, or government funding available for, clinical research activities involving China or Chinese entities, or to otherwise require additional due diligence checks or oversight by U.S. sponsors.

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

•the insufficiency of a single pivotal or Phase 3 clinical trial of our product candidate(s) for regulatory approval in an indication;

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

We currently have orphan designation for GPS and SLS009 for certain indications, which might not provide the intended benefit thereof.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drug Products. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug Product if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have received orphan designations from the FDA and the EMA for GPS in AML, MPM and MM. In addition, we have received orphan designations from the FDA and the EMA for SLS009 for the treatment of AML and PTCL. Although we have received orphan designations for GPS and SLS009, there is no guarantee that any of these indications for GPS or SLS009 will be successfully approved by the FDA or the EMA, that GPS or SLS009 will be commercially successful in the marketplace, or that another product will not be approved for the same indication ahead of our product candidate.

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

In addition, manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring quality control and manufacturing procedures conform to cGMP regulations and corresponding foreign regulatory manufacturing requirements. Accordingly, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or NDA submission to the FDA or any other type of domestic or foreign marketing authorization application. We or our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our product candidates could suffer significant interruptions. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, any of which could significantly and adversely affect supplies of our products:

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

We and the CMOs we rely on will need to conduct significant development work for each product candidate for each target indication for studies, trials and commercial launch readiness. We intend to improve the existing processes for GPS in connection with more advanced clinical trials or commercialization efforts we may undertake in the future. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, storage issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by infectious disease outbreaks, pandemics, earthquakes and other natural disasters, equipment failures, labor shortages, lack of adequate temperature controls, power failures, and numerous other factors. We currently estimate that we have sufficient clinical supplies to support our clinical trials, however, this estimate is dependent on patient enrollment rates and a number of other factors and, accordingly, could change. Moreover, current clinical supplies may not be adequate for future clinical studies.

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

Key late-stage pipeline agents that are different from GPS have been granted ODD or Fast Track designation due to the unmet need in AML. Therefore, clinical late-stage companies developing late-stage clinical candidates to treat r/r AML may enter the market before our potential products, such as Delta-Fly Pharma (DFP-10917) and AROG Pharmaceuticals (crenolanib). Actinium Pharmaceuticals, which previously announced in late 2022 / early 2023 positive results in its pivotal Phase 3 trial in adults aged 55 and above with active r/r AML, has since announced that the FDA determined that its Phase 3 trial is not adequate to support a BLA filing for Iomab-B.

With respect to WT1-targeting therapies, we do not believe GPS currently has direct competition in AML in the maintenance setting after CR2. While there are companies engaged in the clinical development of WT-1 targeting therapies, they are not currently focused on AML or have since discontinued or paused their development of WT-1 targeting therapies.

With respect to our SLS009 program, we anticipate competition from companies who have been engaged in the clinical development of selective CDK9-targeting therapies. Vincerx Pharma may be a potential competitor in our other indication, PTCL, with enitociclib, its CDK9 inhibitor, as a monotherapy and in combination with venetoclax. There are other companies which are in early development stages for their CDK9 inhibitors and targeting other hematological malignancies or solid tumors, including Sumitomo Dainippon Pharma (TP-1287), Cothera Bioscience (zotiraciclib), and Prelude Therapeutics (PRT2527).

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

More recently, in August 2022, the IRA was signed into law. Among other things, the IRA (see above “Government Regulation—Healthcare Reform”). If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biologic manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

In addition to the CCPA, numerous other states have either enacted are considering enacting new comprehensive privacy laws.

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

In many activities, including the conduct of clinical trials and our regulatory and commercial operations in the EEA and the United Kingdom, or UK, we are subject to international laws and regulations governing data privacy and the protection of health-related and other personal information. The regulatory framework for collecting, using, safeguarding, sharing, transferring and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The withdrawal of the UK from the EU and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and the UK, which may lead to additional compliance costs and could increase our overall risk. Similar laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all Member States of the EEA on May 25, 2018, and as still in effect in the UK as the UK GDPR. On June 28, 2021, the EU Commission adopted decisions on the UK’s adequacy under the EU GDPR, and the UK continues to operate under this adequacy decision. The GDPR applies to any company established in the EU as well as to those outside the EU that process personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. We currently conduct clinical trials and engage in regulatory and commercial operations in the EEA and the UK. As a result, we are subject to privacy laws, including the GDPR and UK GDPR. The GDPR imposes a broad range of data protection obligations on controllers and/or processors, as applicable, that must be complied with when processing personal data subject to the GDPR, including, for example, providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; limitations on retention of information; mandatory data breach notification requirements; ; safeguards to protect the security and confidentiality of personal data; restrictions on transfers of personal data outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and onerous new obligations and liabilities on services providers or data processors. .In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, the UK and EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide turnover, whichever is greater. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations and consumer organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual EU Member States. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our EU activities.

Further, as referenced above, following the UK’s withdrawal from the EU (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the UK (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide turnover, whichever is higher.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2024. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Inflation and previous increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

As of March 1, 2025, we had 15 full-time employees. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, regulatory, sales, marketing, financial and other resources may increase. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates to complement our management and employees currently in place and to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $65.6 million and $4.2 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

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

The market price of shares of our common stock has exhibited substantial volatility. Between January 2, 2024 and December 31, 2024, the daily closing price of shares of our common stock as reported on Nasdaq ranged from a low of $0.51 to a high of $1.63. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of

September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.

In addition, disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of December 31, 2024, we had reserved for issuance 55,954,781 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $1.11 per share, 1,837,370 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $4.18 per share, and 471,974 shares of our common stock issuable upon the vesting of outstanding restricted stock units with a weighted average grant date fair value of $1.46 per share. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

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

ITEM 2. PROPERTIES

We lease our headquarters in New York, New York. The lease covers approximately 8,455 square feet of office space and expires in September 2026. We believe that our facility is adequate for our current needs.

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

Holders

As of March 19, 2025, there were approximately 13 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Purchases of Equity Securities

During the year ended December 31, 2024, we did not purchase any of our equity securities. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Previous Columns)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan	17,220	$113.00	—
2023 Amended and Restated Equity Incentive Plan	1,820,150	$3.15	3,413,929
Restricted Stock Units	471,974	N/A	—
2021 Employee Stock Purchase Plan	—	N/A	79,604
Equity compensation plans not approved by security holders
None	—	—	—
Total	2,309,344	$4.18	3,493,533

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. The next and final analysis will be conducted once 80 events (deaths) are reached. We anticipate that 80 events will be reached this year. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of March 15, 2025, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines, or the 3D Medicines Agreement, and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control.

In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Item 3. Legal Proceedings.

GPS was granted Orphan Drug Designations, or ODD, from the FDA, as well as orphan medicines designations from the European Medicines Agency, or EMA, in AML, malignant pleural mesothelioma, or MPM, and multiple myeloma, or MM, as well as Fast Track designations for AML, MPM, and MM from the FDA. In October 2024, the FDA granted Rare Pediatric Disease, or RPD, designation to GPS for the treatment of pediatric AML.

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

In the fourth quarter of 2023, we completed enrollment in the 45 mg (safety) dose cohort in the Phase 2a study and reported positive initial topline data. At that time, we also commenced enrollment in the 60 mg dose cohort with patients randomized to one of two groups, 60 mg fixed dose once weekly or 30 mg fixed twice weekly. Each group was planned to enroll five to 10 patients. During the trial we identified 30 mg fixed twice weekly as our optimal dose level.

During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study. In May 2024, we announced additional preliminary data from the Phase 2a trial of SLS009 in r/r AML and successful filing of a provisional patent application around the ASXL1 mutation and SLS009, including all CDK9 inhibitor drugs. ASXL1 mutations are associated with poor prognosis in all myeloid diseases, owing to the reduced response to the current treatment options. We observed a high rate of responses in patients with myelodysplasia-related molecular mutations (AML MR), as defined by the World Health Organization, and patients with the ASXL1 gene mutation accounted for the most responders across all dose cohorts. We expanded the ongoing study to include two additional cohorts, one with ASXL1 mutated AML patients and one with patients with myelodysplasia-related molecular abnormalities other than ASXL1 at the optimal dose level of 30 mg fixed twice weekly. In December 2024, we announced positive data from the first 3 cohorts in the Phase 2a trial and the trial remains ongoing with additional data expected from the expansion cohorts in the first half of 2025.

Our partner, GenFleet, is focusing on lymphoma indications with SLS009 in its Greater China market. In March 2024, we announced that GenFleet initiated a study of SLS009 in combination with zanubrutinib (Brukinsa®), a BTK inhibitor, in r/r diffuse large B-cell lymphoma, or DLBCL, and the first patient was dosed in the trial. The study is funded and sponsored by GenFleet and is being conducted in China only. In February 2025, we announced positive data from the Phase 2a study evaluating SLS009 in combination with zanubrutinib.

In November 2024, we announced data from preclinical studies identifying ASXL1 mutation as key predictor of SLS009 in response to solid cancers. SLS009 is also currently being evaluated in pediatric solid tumors and leukemia models through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program. Studies are supported through cooperative agreement grants from the NCI to the PIVOT research centers performing the testing in pediatric tumor models and a centralized coordinating center. We expect to report relevant data from the program in the first half of 2025.

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

Non-Operating Income

Non-operating income consists of changes in fair value of our warrant liability and interest income. Interest income primarily reflects the interest earned from our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$19,096	$24,007	$(4,911)
General and administrative	12,417	13,862	(1,445)
Total operating expenses	31,513	37,869	(6,356)
Loss from operations	(31,513)	(37,869)	6,356
Non-operating income	632	529	103
Net loss	$(30,881)	$(37,340)	$6,459

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $19.1 million for the year ended December 31, 2024 compared to $24.0 million for the year ended December 31, 2023. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (amounts in thousands):

	For	Year ended December 31,
		2024	2023	Change
External clinical trial expenses		$11,138	$11,702	$(564)
Employee related expenses		2,808	3,428	(620)
Stock-based compensation		347	352	(5)
Clinical and regulatory consulting		2,495	4,673	(2,178)
Manufacturing and clinical drug supply		1,742	3,226	(1,484)
Facilities and other		566	626	(60)
Total research and development expenses		$19,096	$24,007	$(4,911)

The decrease in research and development expenses of approximately $4.9 million was primarily attributable to the following:

•$2.2 million of decreased clinical and regulatory consultant costs primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$1.5 million of decreased manufacturing costs and clinical drug supply purchases primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.6 million of decreased employee related expenses due to a decrease in headcount; and
•$0.6 million of decreased external clinical trial expenses primarily driven by the completion of enrollment in REGAL.

We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009.

General and Administrative

General and administrative expenses were $12.4 million for the year ended December 31, 2024 compared to $13.9 million for the year ended December 31, 2023. The $1.5 million decrease was primarily attributable to a $1.5 million decrease in employee related expenses, including a $0.5 million decrease in non-cash stock-based compensation, primarily due to a decrease in headcount, a $0.7 million decrease in outside services and public company costs, and a $0.6 million decrease in insurance premiums, which were partially offset by the initial recognition of a $1.1 million one-time severance charge during the current period and a $0.2 million increase in legal fees.

Non-Operating Income

Non-operating income for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year ended December 31,
	2024	2023	Change
Change in fair value of warrant liability	$—	$4	$(4)
Interest income	632	525	107
Total non-operating income	$632	$529	$103

The increase in our non-operating income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $0.1 million increase in interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales in the years ended December 31, 2024 and 2023. Through December 31, 2024, we have only generated licensing revenue from the 3D Medicines Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

On January 29, 2025, we consummated a registered direct offering with an institutional investor priced at-the-market under Nasdaq rules, or the January 2025 Registered Direct Offering, pursuant to which we agreed to issue and sell 8,200,000 shares of common stock and 11,485,040 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase up to 19,685,040 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.27, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.2699. The common warrants have an exercise price of $1.20 per share. The net proceeds to us from the January 2025 Registered Direct Offering were approximately $23.1 million, after deducting the placement agents' fees and related offering expenses.

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

On March 19, 2024, we consummated a registered direct offering with two institutional investors priced at-the-market under Nasdaq rules, or the March 2024 Registered Direct Offering, pursuant to which the Company agreed to issue and sell 11,000,000 shares of its common stock and 2,029,316 pre-funded warrants exercisable for shares of common stock. Each share of common stock was sold at a purchase price of $1.535 and each pre-funded warrant was sold at a purchase price of $1.5349. The net proceeds to us from the March 2024 Registered Direct Offering were approximately $18.5 million, after deducting the placement agent's fees and related offering expenses. In a concurrent private placement, we agreed to issue to the two institutional investors exercisable for up to an aggregate of 13,029,316 shares of common stock warrants at an exercise price of $1.41 per share. Subsequent to the closing of the March 2024 Registered Direct Offering, all of the pre-funded warrants issued in the March 2024 Registered Direct Offering have been exercised for shares of common stock.

On January 8, 2024, we consummated a public offering on a "reasonable best efforts" basis, or the January 2024 Offering, issuing 10,130,000 shares of common stock and an aggregate of 1,870,000 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 12,000,000 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $0.75, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $0.7499. The net proceeds to us from the January 2024 Offering were approximately $8.2 million, after deducting the placement agent's fees and related offering expenses. Subsequent to the closing of the January 2024 Offering, all of the pre-funded warrants issued in the January 2024 Offering have been exercised for shares of common stock.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of December 31, 2024, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Part I, Item 3. Legal Proceedings.

Funding Requirements

As of December 31, 2024, we had an accumulated deficit of $248.1 million, cash and cash equivalents of $13.9 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $9.5 million as of December 31, 2024. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

Components of Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$13,886	$2,530
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$13,986	$2,630

Restricted cash and cash equivalents of $0.1 million as of December 31, 2024 and 2023 relates to certificates of deposit maintained on hand with our financial institutions as collateral for our corporate credit cards.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(35,402)	$(31,410)
Investing activities	—	(5,500)
Financing activities	46,758	22,315
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$11,356	$(14,595)

Net Cash Used in Operating Activities

Net cash used in operating activities of $35.4 million during the year ended December 31, 2024 was primarily attributable to our net loss of $30.9 million and a $6.6 million change in our operating assets and liabilities, partially offset by various net non-cash charges of $2.1 million. The net change in our operating assets and liabilities is due to a decrease in accrued expenses and other current liabilities of approximately $2.2 million, a decrease in accounts payable of approximately $2.1 million, an increase in prepaid expenses and other assets of $1.8 million, and a decrease in operating lease liabilities of approximately $0.5 million. Net non-cash charges were driven by approximately $1.5 million in non-cash stock-based compensation expense and $0.6 million in non-cash lease expense.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities during the year ended December 31, 2024.

Net cash used in investing activities of $5.5 million during the year ended December 31, 2023 related to license payments made for the acquisition of in-process research and development under the GenFleet License Agreement.

Net Cash Flow from Financing Activities

We generated $46.8 million of net cash from financing activities for the year ended December 31, 2024, which was due to $46.2 million in aggregate net proceeds received from the January 2024 Offering, the March 2024 Registered Direct Offering, and the August 2024 Registered Direct Offering, and $0.6 million in proceeds received from the exercise of warrants, $0.1 million in aggregate net proceeds received from the issuance of common stock under our employee stock purchase plan, partially offset by $0.1 million to satisfy tax withholding on vesting of restricted stock units.

We generated $22.3 million of net cash from financing activities during the year ended December 31, 2023, which was due to $21.9 million in aggregate net proceeds received from the February 2023 Offering, $0.3 million in aggregate net proceeds received from the issuance of common stock under a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or the Sales Agreement, and $0.1 million in aggregate net proceeds received from the issuance of common stock under our employee stock purchase plan. In January 2024, we mutually agreed with Cantor Fitzgerald & Co. to terminate the Sales Agreement.

Contractual Obligations and Other Commitments

Leases

Our lease commitments reflect payments due under our lease agreement for our office space in New York, New York that expires in September 2026. As of December 31, 2024, our contractual commitment for our lease was $1.1 million, which will be paid over the remaining term of the lease. For additional information on our leases and timing of future payments, please read Note 6, Leases, to the consolidated financial statements included in this Form 10-K.

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

Stock-Based Compensation

    We measure stock options granted to employees and non-employee directors based on the estimated grant date fair value and recognize compensation expense on a straight-line basis over the requisite service period, which is typically the vesting period. We recognize forfeitures as they occur. We estimate the fair value of stock options on the date of grant using the Black-Scholes model. The Black-Scholes model requires us to make certain assumptions regarding: (i) the expected volatility in the market price of our shares; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected term). As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change.

Our expected volatility is based on the historical volatility of our publicly traded common stock. The expected term of stock options is estimated using the "simplified method" for employees and non-employee directors, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that stock options will be exercised evenly from vesting to expiration, as we have limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

We recognize compensation expense for restricted stock units, or RSUs, based on the price of our shares at the grant date on a straight-line basis over the vesting period. The expense relating to RSUs that contain both a service condition and a performance condition is estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition would be met. As a result, if we revise such assessment, our stock-based compensation expense could change.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 20, 2025

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$13,886	$2,530
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	2,341	542
Total current assets	16,327	3,172
Operating lease right-of-use assets	925	858
Goodwill	1,914	1,914
Deposits and other assets	266	275
Total assets	$19,432	$6,219
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,500	$5,639
Accrued expenses and other current liabilities	5,466	7,650
Operating lease liabilities	544	446
Total current liabilities	9,510	13,735
Operating lease liabilities, non-current	457	460
Total liabilities	9,967	14,195
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 350,000,000 shares authorized, 73,977,459 and 32,132,890 shares issued and outstanding at December 31, 2024 and 2023, respectively	7	3
Additional paid-in capital	257,583	209,265
Accumulated deficit	(248,125)	(217,244)
Total stockholders’ equity (deficit)	9,465	(7,976)
Total liabilities and stockholders’ equity (deficit)	$19,432	$6,219

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$19,096	$24,007
General and administrative	12,417	13,862
Total operating expenses	31,513	37,869
Loss from operations	(31,513)	(37,869)
Non-operating income:
Change in fair value of warrant liability	—	4
Interest income	632	525
Total non-operating income	632	529
Net loss	$(30,881)	$(37,340)

Per share information:
Net loss per common share, basic and diluted	$(0.50)	$(1.34)
Weighted-average common shares outstanding, basic and diluted	61,202,412	27,777,111

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 1, 2023	21,005,405	$2	$184,753	$(179,904)	$4,851
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	10,320,217	1	22,039	—	22,040
Issuance of common stock, net of issuance costs	92,882		289	—	289
Issuance of common stock upon the exercise of pre-funded warrants	552,300	—	—	—	—
Issuance of common stock upon the exercise of warrants	14,000	—	14	—	14
Issuance of common stock under employee stock purchase plan	91,454	—	107	—	107
Vesting of restricted stock units	85,245	—	—	—	—
Tax withholding on vesting of restricted stock units	(28,613)	—	(31)	—	(31)
Stock-based compensation	—	—	2,094	—	2,094
Net loss	—	—	—	(37,340)	(37,340)
Balance at December 31, 2023	32,132,890	3	209,265	(217,244)	(7,976)
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	27,500,070	3	46,161	—	46,164
Issuance of common stock upon the exercise of pre-funded warrants	13,378,302	1	—	—	1
Issuance of common stock upon the exercise of warrants	745,850	—	559	—	559
Issuance of common stock under employee stock purchase plan	103,853	—	98	—	98
Vesting of restricted stock units	172,199	—	—	—	—
Tax withholding on vesting of restricted stock units	(55,705)	—	(64)	—	(64)
Stock-based compensation	—	—	1,564	—	1,564
Net loss	—	—	—	(30,881)	(30,881)
Balance at December 31, 2024	73,977,459	$7	$257,583	$(248,125)	$9,465

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,881)	$(37,340)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,564	2,094
Non-cash lease expense	561	495
Change in fair value of common stock warrants	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,790)	113
Accounts payable	(2,139)	2,301
Accrued expenses and other current liabilities	(2,184)	1,449
Operating lease liabilities	(533)	(518)
Net cash used in operating activities	(35,402)	(31,410)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development	—	(5,500)
Net cash used in investing activities	—	(5,500)
Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	46,164	21,936
Proceeds from issuance of common stock, net of issuance costs	—	289
Proceeds from the exercise of warrants and pre-funded warrants	560	14
Proceeds from employee stock plan purchases	98	107
Tax withholding on vesting of restricted stock units	(64)	(31)
Net cash provided by financing activities	46,758	22,315
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	11,356	(14,595)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of year	2,630	17,225
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of year	$13,986	$2,630

Supplemental disclosure of cash flow information:
Cash received during the year for interest	$632	$525
Supplemental disclosures:
Warrant modifications recorded in stockholders' equity (deficit)	$725	$—
Increase in operating lease right of use assets and current and non-current operating lease liabilities	$526	$368
Offering costs in accounts payable and accrued expenses	$—	$103

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

SELLAS Life Sciences Group, Inc. is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications. SELLAS' second product candidate is SLS009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which the Company licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("SLS009 Territory").

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $248.1 million as of December 31, 2024. During the year ended December 31, 2024, the Company incurred a net loss of $30.9 million and used $35.4 million of cash in operations. The Company continues to expect to generate operating losses and negative cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure. As of December 31, 2024, the Company had cash and cash equivalents of $13.9 million. The Company expects its cash and cash equivalents, including aggregate net proceeds received from a registered direct offering that closed on January 29, 2025 (the "January 2025 Registered Direct Offering"), will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On January 29, 2025, the Company consummated the January 2025 Registered Direct Offering with an institutional investor priced at-the-market under Nasdaq rules, pursuant to which the Company agreed to issue and sell 8,200,000 shares of common stock and 11,485,040 pre-funded warrants exercisable for shares of common

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

stock, together with accompanying warrants to purchase up to 19,685,040 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.27, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.2699. The common warrants have an exercise price of $1.20 per share. The net proceeds to the Company from the January 2025 Registered Direct Offering were approximately $23.1 million, after deducting the placement agents' fees and related offering expenses.

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

On March 19, 2024, the Company consummated a registered direct offering with two institutional investors priced at-the-market under Nasdaq rules (the "March 2024 Registered Direct Offering"), pursuant to which the Company agreed to issue and sell 11,000,000 shares of its common stock and 2,029,316 pre-funded warrants exercisable for shares of common stock. Each share of common stock was sold at a purchase price of $1.535 and each pre-funded warrant was sold at a purchase price of $1.5349. The net proceeds to the Company from the March 2024 Registered Direct Offering were approximately $18.5 million, after deducting the placement agent's fees and related offering expenses. In a concurrent private placement, the Company agreed to issue to the two institutional investors exercisable for up to an aggregate of 13,029,316 shares of common stock warrants at an exercise price of $1.41 per share. Subsequent to the closing of the March 2024 Registered Direct Offering, all of the pre-funded warrants issued in the March 2024 Registered Direct Offering have been exercised for shares of common stock.

On January 8, 2024, the Company consummated a public offering on a "reasonable best efforts" basis (the "January 2024 Offering"), issuing 10,130,000 shares of common stock and an aggregate of 1,870,000 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase an aggregate of 12,000,000 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $0.75, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $0.7499. The net proceeds to the Company from the January 2024 Offering were approximately $8.2 million, after deducting the placement agent's fees and related offering expenses. Subsequent to the closing of the January 2024 Offering, all of the pre-funded warrants issued in the January 2024 Offering have been exercised for shares of common stock.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"), pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of December 31, 2024, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 6, Legal Proceedings.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and its wholly owned subsidiaries, Private SELLAS, SLSG Limited, LLC, and Sellas Life Sciences Limited. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker ("CODM") is the President & Chief Executive Officer.

The Company views its operations and manages its business as one operating segment, which includes all activities related to the development of novel therapeutics for a broad range of cancer indications. The determination of a single reportable segment is consistent with the consolidated financial information provided to the CODM. The CODM does not evaluate discrete financial information for each of the Company's clinical product candidates, and views and manages the Company's clinical programs as one consolidated segment for which all operations are centralized.

Segment profit or loss is measured as the Company's net loss as reported on the consolidated statement of operations. As the Company does not currently generate revenues, the CODM evaluates Company performance through the achievement of clinical development goals. The CODM also monitors the Company's cash and cash equivalents as reported on the consolidated balance sheet, net cash used in operations as reported on the consolidated statement of cash flows, and segment expense information in order to make operational decisions, allocate resources, and plan for future activities.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segment expenses consist of the Company's functional expenses, research and development expenses and general and administrative expenses, as reported in the consolidated statement of operations. Other segment items included in the measure of segment net loss include non-operating income, which primarily relates to interest income. The measure of total segment assets is reported on the consolidated balance sheet as total assets.

The accounting policies of the Company's single reportable segment are the same as those for the consolidated financial statements described in this Note 3.

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

As of December 31, 2024 and 2023, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2024 and 2023.

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31,
	2024	2023
Cash and cash equivalents	$13,886	$2,530
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$13,986	$2,630

As of December 31, 2024 and 2023, the Company maintained $0.1 million on hand with the Company's financial institutions as collateral for its corporate credit cards.

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

The Company's goodwill balance at December 31, 2024 and 2023 was $1.9 million. The Company did not recognize any impairment of goodwill during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were no accumulated impairment losses related to goodwill.

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

ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments, and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements contain lease and non-lease components, which are generally accounted for separately. See Note 6 for discussion of the Company’s facility leases.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers ("Topic 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five-steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five step model to contracts when it is probable that the entity will collect the

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 9 for further discussion of the Company's revenue recognition associated with the 3D Medicines Agreement.

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

Stock-based Compensation

    The Company measures employee and non-employee director share-based awards at their estimated grant-date fair value and records compensation expense on a straight-line basis over the requisite service period, which is typically the vesting term of the awards.

    Estimating the fair value of share-based awards requires the input of subjective assumptions, including the expected term of the options and stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The expected term of the stock options is estimated using the “simplified method,” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting term and the contractual term of the option. The stock price volatility assumption is based on the historical volatility of the Company's publicly traded common stock. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The Company accounts for forfeitures for stock option awards as they occur.

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

Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax returns, if such a position is more likely than not to be sustained. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense. No interest or penalties associated with unrecognized tax positions were recognized in either of the years ended December 31, 2024 or 2023.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements in accordance with FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The recognition and measurement of benefits related to the Company’s tax positions requires

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as their impact would be anti-dilutive (in thousands):

	December 31,
	2024	2023
Common stock warrants	55,955	15,854
Stock options	1,837	1,607
Restricted stock units	472	338
	58,264	17,799

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

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements.

4. Collaboration and In-License Agreements

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

In consideration for the exclusive license, the Company agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, (ii) potential development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate, and (iii) potential sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of SLS009 in the SLS009 Territory ranging from the low to high single digits.

During the year ended December 31, 2024, there were no payments made to GenFleet pursuant to the exclusive license agreement. During the year ended December 31, 2023, the Company made cash payments of $5.5 million under the exclusive license agreement as part of the upfront and technology transfer fee.

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

    The Company incurred $0.1 million of guaranteed minimum royalty payments under the Second MSK A&R License Agreement during the years ended December 31, 2024 and 2023. Such expenses have been included in research and development costs.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Clinical trial costs	$2,172	$399
Professional fees	130	56
Insurance	39	87
Prepaid expenses and other current assets	$2,341	$542

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Clinical trial costs	$3,339	$5,672
Compensation and related benefits	1,777	1,493
Professional fees	308	443
Other	42	42
Accrued expenses and other current liabilities	$5,466	$7,650

6. Legal Proceedings, Commitments and Contingencies

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. See Item 3. Legal Proceedings. Except for this arbitration proceeding, as of December 31, 2024, there was no other pending or threatened litigation.

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

On October 3, 2024, the Company agreed to extend the expiration date for its office space by one year through September 30, 2026. The Company assessed the amendment for the lease extension and determined it

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

should be accounted for as a modification of the existing operating leases. Accordingly, on the effective modification date, the Company recognized an increase to its operating lease liabilities and corresponding operating lease right-of-use assets of approximately $0.5 million for the remeasurement at present value of the remaining lease payments using a discount rate of 13.0%.

The weighted average discount rate used to account for the Company's operating lease under ASC 842, Leases, as of December 31, 2024 and 2023 was approximately 13.0%. As of December 31, 2024 and 2023, the leases had a remaining term of 1.75 years.

Rent expense related to the Company's operating lease was approximately $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. The Company made cash payments related to operating leases of approximately $0.5 million during each of the years ended December 31, 2024 and 2023.

Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of December 31, 2024 (in thousands):

Total minimum lease payments:
2025	$635
2026	477
Total future minimum lease payments	1,112
Less: imputed interest	(111)
Operating lease liabilities	$1,001

7. Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of December 31, 2024 and 2023.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

Shares of common stock reserved for future issuance are as follows (in thousands):

December 31, 2024
Warrants outstanding	55,955
Stock options outstanding	1,837
Restricted stock units outstanding	472
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	3,414
Shares reserved for future issuance under the Employee Stock Purchase Plans	80
Total shares of common stock reserved for future issuance	61,758

8. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2024 (in thousands, except per share data):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Warrant Issuance	Outstanding, December 31, 2023	Granted	Exercised	Canceled/Expired	Outstanding, December 31, 2024	Exercise Price Per Share	Expiration
Warrants classified as equity:
August 2024 Registered Direct Offering	—	15,849	—	—	15,849	$1.2000	August 2029
March 2024 Registered Direct Offering	—	13,029	—	—	13,029	$1.4100	September 2029
January 2024 Offering	—	12,000	(533)	—	11,467	$0.7500	January 2029
November 2023 Registered Direct	3,652	—	—	—	3,652	$0.7500	January 2029
February 2023 Offering	7,206	—	(212)	—	6,994	$0.7500	February 2028
April 2022 Offering	766	—	—	—	766	$5.4000	April 2027
April 2022 Offering Modified Warrants	3,864	—	—	—	3,864	$0.7500	January 2029
Pre-Funded Warrants	—	13,378	(13,378)	—	—	$0.0001	n/a
Other	366	—	—	(32)	334	$3.8827	July 2025 - August 2025
	15,854	54,256	(14,123)	(32)	55,955

Subsequent to December 31, 2024, the Company received $0.5 million from the exercise of 669,233 warrants to acquire shares of common stock at an exercise price of $0.75 per share, and 8,000,000 pre-funded warrants issued in the January 2025 Offering were exercised into shares of common stock.

In connection with the closing of the January 2024 Offering at a combined offering price of $0.75, the Company agreed to (i) reduce the exercise price of an aggregate of 3,863,851 warrants that were issued to certain purchasers in an underwritten public offering that closed on April 5, 2022 (the "April 2022 Offering") to $0.75, (ii) reduce the exercise price of an aggregate of 3,652,300 warrants that were issued in the November 2023 Registered Direct Offering to $0.75, and (iii) extend the termination date of the April 2022 Offering warrants and the November 2023 Registered Direct Offering warrants to January 8, 2029. Concurrent with the closing of the January 2024 Offering, the exercise price of an aggregate of 7,206,217 warrants which had been issued in an underwritten public offering that closed on February 28, 2023 (the "February 2023 Offering") were also reduced to an exercise price of $0.75 per share. The Company accounted for these amendments as a cost to issue equity with the incremental fair value of approximately $0.7 million recognized as an offset to the proceeds received. Fair value of the equity-classified warrants immediately before and after the modification was estimated using a Black-Scholes option pricing model, and the change in fair value was primarily driven by the change in exercise price. The Black-Scholes option pricing model also takes into account the historical volatility of the Company's common stock, the estimated remaining term of the warrants, and a risk-free interest rate based on the U.S. Treasury yield commensurate with the expected term.

The Company's outstanding warrants to acquire shares of common stock consist of equity-classified warrants.

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

Revenue Recognition

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of December 31, 2024, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 6, Legal Proceedings.

There was no licensing revenue recognized during the years ended December 31, 2024 and 2023, and there was no cost of licensing revenue recognized during the years ended December 31, 2024 and 2023.

10. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, and currently allows for issuance of up to approximately 17,000 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

2023 Amended and Restated Equity Incentive Plan

On September 10, 2019, the 2019 Equity Incentive Plan ("2019 Equity Plan") was approved by the stockholders of the Company in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

On June 20, 2023, an amendment to the 2019 Equity Plan was approved by the stockholders of the Company, which amended and restated the 2019 Equity Plan (as amended and restated, the "2023 Amended and Restated Equity Incentive Plan") to increase the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 3,000,000 shares. The 2023 Amended and Restated Equity Incentive Plan currently allows for issuance of up to approximately 6,036,000 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2024, approximately 3,414,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$346	$352
General and administrative	1,218	1,742
Total stock-based compensation	$1,564	$2,094

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards and the following assumptions were used for stock options granted during the years ended December 31, 2024 and 2023, respectively:

	Years Ended December 31,
	2024	2023
Risk free interest rate	4.01%	3.78%
Volatility	130.41%	127.77%
Expected term (years)	6.19	6.20
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $0.48 and $2.88, respectively.

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

As of December 31, 2024, there was $1.3 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 1.88 years.

The following table summarizes stock option activity of the Company for the years ended December 31, 2024 and 2023, respectively:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Total Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	1,040	$7.57
Granted	682	3.20
Canceled	(115)	4.68
Outstanding at December 31, 2023	1,607	5.92
Granted	671	0.53
Canceled	(441)	4.97
Outstanding at December 31, 2024	1,837	$4.18	7.74	$301
Vested and exercisable at December 31, 2024	894	$6.77	6.82	$—

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2024 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2024 of $1.04 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

Time-Vested RSUs and RSUs with Performance Conditions

The Company granted RSUs pursuant to the Company's 2023 Amended and Restated Equity Incentive Plan that will settle in shares of common stock. As of December 31, 2024, there was $0.7 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 1.82 years.

The following table summarizes RSU activity of the Company for the years ended December 31, 2024 and 2023, respectively:

	Total Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	255	$3.25
Granted	195	$3.34
Vested	(85)	$4.37
Canceled	(27)	$3.61
Unvested at December 31, 2023	338	$2.99
Granted	429	$0.52
Vested	(172)	$1.86
Canceled	(123)	$1.84
Unvested at December 31, 2024	472	$1.46

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

During the years ended December 31, 2024 and 2023, 103,853 and 91,454 shares of common stock, respectively, were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are approximately 80,000 shares of common stock reserved for issuance under the 2021 ESPP as of December 31, 2024.

11. Income Taxes

The Company's loss before income taxes is as follows (in thousands):

	As of December 31,
	2024	2023
U.S.	$(9,535)	$(10,116)
Non - U.S.	(21,346)	(27,224)
	$(30,881)	$(37,340)

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2024	2023
Net operating loss carryforwards	$14,116	$12,220
Stock-based compensation	622	613
Licensing deduction deferral	3,286	3,911
Lease liability	216	194
Capitalized Section 174 research and development	2,502	1,755
Other	324	297
Gross deferred tax assets	21,066	18,990
Valuation allowance	(20,866)	(18,806)
Net deferred tax assets	$200	$184

The components of gross deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Right of use asset	$(200)	$(184)
Gross deferred tax liability	$(200)	$(184)

The net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Net deferred tax asset	$200	$184
Gross deferred tax liability	(200)	(184)
Net deferred tax liability	$—	$—

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision for income taxes differs from the provision computed by applying the federal statutory rate to net loss before income taxes as follows:

	As of December 31,
	2024	2023
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	(0.4)%	(0.4)%
Foreign rate differential	14.5%	15.3%
Valuation allowance	6.6%	6.5%
Permanent differences	0.5%	0.4%
Other	(0.2)%	(0.8)%
Effective income tax rate	—%	—%

There was no income tax benefit or expense for the years ended December 31, 2024 and 2023.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by approximately $2.1 million for the year ended December 31, 2024, which was primarily driven by increases in net operating loss ("NOL") carryforwards and capitalized research and development, which were partially offset by a decrease related to licensing deduction deferrals.

At December 31, 2024, the Company had domestic federal and state net operating loss carryforwards of approximately $65.6 million and $4.2 million, respectively, available to reduce future taxable income, which expire beginning in 2027.

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
The Company files income tax returns in the United States and various state jurisdictions. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2021 to present and December 31, 2020 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination.
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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2024, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.

12. Employee Benefit Plan

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $124,000 and $139,000 for the years ended December 31, 2024 and 2023, respectively. These amounts were charged to the consolidated statements of operations. The employer contributions vest immediately.

13. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2024 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule10b5-1 of the Exchange Act or any similar arrangements during the fourth quarter of 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year pursuant to Regulation 14A for its 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year pursuant to Regulation 14A for its 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year pursuant to Regulation 14A for its 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year pursuant to Regulation 14A for its 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year pursuant to Regulation 14A for its 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 7, 2017, by and among the Registrant, Galena Bermuda Merger Sub, Ltd., Sellas Intermediate Holdings I, Inc., Sellas Intermediate Holdings II, Inc. and SELLAS Life Sciences Group Ltd, as amended (included as Annex A to the proxy statement/prospectus/consent solicitation statement).	8-K	2.1	August 8, 2017
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017.	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	3.1	March 12, 2018
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	November 6, 2019
3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.3	January 5, 2018
4.1	Form of Common Stock Certificate.	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011.	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012.	10-K	10.2	March 28, 2012
4.4	Form of Warrant in connection with January Registered Direct 2020.	8-K	4.1	January 10, 2020
4.5	Form of Pre-Funded Warrant in connection with January registered Direct 2020 Offering.	8-K	4.2	January 10, 2020
4.6	Form of Warrant in connection with July 2020 Private Placement.	8-K	4.1	August 4, 2020
4.7	Form of Warrant.	8-K	4.1	April 1, 2022
4.8	Description of Securities.	10-K	4.41	March 13, 2020
4.9	Form of Warrant.	8-K	4.1	February 24, 2023
4.10	Form of Pre-Funded Warrant.	8-K	4.1	October 31, 2023
4.11	Form of Common Warrant.	8-K	4.2	October 31, 2023
4.12	Form of Common Warrant issued in connection with January 2024 Offering.	8-K	4.2	January 8, 2024
4.13	Form of Pre-Funded Warrant issued in connection with January 2024 Offering.	8-K	4.1	January 8, 2024
4.14	Form of Common Warrant issued in connection with March 2024 Registered Direct Offering.	8-K	4.2	March 15, 2024
4.15	Form of Pre-Funded Warrant issued in connection with March 2024 Registered Direct Offering.	8-K	4.1	March 15, 2024
4.16	Form of Pre-Funded Warrant.	8-K	4.1	August 1, 2024
4.17	Form of Common Warrant.	8-K	4.2	August 1, 2024

Exhibit Number	Description	Form	Exhibit	Filing Date
4.18	Form of Pre-Funded Warrant.	8-K	4.1	January 29, 2025
4.19	Form of Warrant.	8-K	4.2	January 29, 2025
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors.	8-K	10.1	March 12, 2018
10.1*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1.	S-4/A	10.61	October 30, 2017
10.2*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1.	S-4/A	10.63	October 30, 2017
10.3*	2017 Equity Incentive Plan of the Registrant.	8-K	10.10	January 5, 2018
10.4*	2017 Employee Stock Purchase Plan of the Registrant.	8-K	10.11	January 5, 2018
10.5*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.6*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.7*	Employment Agreement, effective July 1, 2019, by and between the Registrant and Angelos Stergiou.	10-Q	10.3	May 14, 2020
10.8*	Employment Agreement, effective as of January 11, 2018, by and between the Registrant and John Burns.	8-K	10.1	January 18, 2018
10.9*	Letter Employment Agreement, effective as of January 2, 2020, by and between the Registrant and Dragan Cicic.
10.10*	Change in Control Severance Agreement, dated December 14, 2021, between SELLAS Life Sciences Group, Inc and Dragan Cicic, M.D.	8-K	10.1	December 16, 2021
10.11*	Amendment to Change in Control Severance Agreement, effective as of January 22, 2024, by and between the Registrant and Dragan Cicic.
10.12*	Amendment to Change in Control Severance Agreement, effective as of March 4, 2025, by and between the Registrant and Dragan Cicic.
10.13*	Amendment to Change in Control Severance Agreement, effective as of March 4, 2025, by and between the Registrant and John Burns.
10.26+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017.	S-4/A	10.65	October 30, 2017
10.27	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	10.8	January 5, 2018
10.28	Form of Warrant Exercise Agreement, dated March 6, 2019.	8-K	10.1	March 6, 2019
10.29*	2023 Amended and Restated Equity Incentive Plan.	10-Q	10.1	August 10, 2023
10.30*	Form of Stock Option Grant Notice and Option Agreement under the 2023 Amended and Restated Equity Incentive Plan.	10-K	10.48	March 13, 2020
10.31*	Form of Restricted Stock Unit Grant and Agreement under the 2023 Amended and Restated Equity Incentive Plan.	10-K	10.49	March 13, 2020
10.32	Amendment to Warrant to Purchase Common Stock, dated January 2, 2020, between the Registrant and the holders.	8-K	10.1	January 7, 2020
10.33	Form of Placement Agent Agreement.	8-K	1.1	January 10, 2020
10.34	Sublease, dated June 5, 2020, between the Registrant and Riemer & Braunstein LLP.	8-K	10.1	June 11, 2020
10.35	First Amendment to Sublease, dated December 6, 2021, by and between the Registrant and Riemer & Braunstein LLP.	10-K	10.36	March 31, 2022

Exhibit Number	Description	Form	Exhibit	Filing Date
10.36*	2021 Employee Stock Purchase Plan.	S-8	99.4	August 13, 2021
10.37	Form of Registration Rights Agreement.	8-K	10.2	August 4, 2020
10.38+	Exclusive License Agreement, dated December 7, 2020, among the Registrant, SLSG Limited, LLC and 3D Medicines Inc.	8-K	10.1	January 28, 2021
10.39+	Side Letter Agreement, dated December 5, 2022, by and between the Registrant and 3D Medicines Inc.	10-K	10.39	March 16, 2023
10.41	Sales Agreement, dated as of April 16, 2021, by and between SELLAS Life Sciences Group, Inc. and Cantor Fitzgerald & Co.	S-3	1.2	April 16, 2021
10.42+	License Agreement, dated March 31, 2022, by and between SELLAS Life Sciences Group, Inc. and GenFleet Therapeutics (Shanghai) Inc.	10-Q	10.1	May 12, 2022
10.43	Form of Amendment to Common Stock Purchase Warrant.	8-K	10.1	March 1, 2023
10.44*	2023 Amended and Restated Equity Incentive Plan.	10-Q	10.1	August 10, 2023
10.45	Addendum to the Side Letter Agreement dated May 24, 2023 by and between the Registrant and 3D Medicines Inc.	10-Q	10.2	August 10, 2023
10.46	Second Amendment to Sublease, dated December 11, 2023, by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC.	8-K	10.1	December 11, 2023
10.47	Form of Securities Purchase Agreement, dated as of October 30, 2023, by and among SELLAS Life Sciences Group, Inc. and the purchaser party thereto.	8-K	10.1	October 31, 2023
10.48	Form of Placement Agency Agreement.	8-K	1.1	October 31, 2023
10.50	Separation Agreement, effective as of March 26, 2024, by and between the Registrant and Robert Francomano.	10-K	10.50	March 28, 2024
10.51	Separation Agreement, effective as of March 27, 2024, by and between the Registrant and Barbara Wood.	10-K	10.51	March 28, 2024
10.52	Form of Placement Agency Agreement entered into in connection with January 2024 Offering.	8-K	1.1	January 8, 2024
10.53	Form of Securities Purchase Agreement, dated as of January 8, 2024, by and among SELLAS Life Sciences Group, Inc. and the purchasers party hereto.	8-K	10.1	January 8, 2024
10.54	Form of Placement Agency Agreement entered into in connection with March 2024 Registered Direct Offering.	8-K	1.1	March 15, 2024
10.55	Form of Securities Purchase Agreement, dated as of March 15, 2024, by and among SELLAS Life Sciences Group, Inc. and the purchasers party hereto.	8-K	10.1	March 15, 2024
10.56	Form of Placement Agent Agreement.	8-K	1.1	August 1, 2024
10.57	Form of Securities Purchase Agreement, dated as of July 30, 2024, by and among SELLAS Life Sciences Group, Inc. and the purchaser party thereto.	8-K	10.1	August 1, 2024
10.58	Letter Agreement, effective October 3, 2024, by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC.	8-K	10.1	October 4, 2024
10.59	Placement Agent Agreement, dated as of January 28, 2025, by and among SELLAS Life Sciences Group, Inc., A.G.P./Alliance Global Partners and Maxim Group LLC.	8-K	1.1	January 29, 2025
10.60	Form of Securities Purchase Agreement, dated as of January 28, 2025, by and among SELLAS Life Sciences Group, Inc. and the purchasers party thereto.	8-K	10.1	January 29, 2025
14.1	Code of Business Conduct and Ethics.
19.1	Insider Trading Policy.

Exhibit Number	Description	Form	Exhibit	Filing Date
21.1	Subsidiaries of the Registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SELLAS Life Sciences Group, Inc. Clawback Policy.	10-K	97	March 28, 2024
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	The certification attached as Exhibit 32.1 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) or 601(b)(10)(iv), as applicable, of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: March 20, 2025	By:	/s/ Angelos M. Stergiou

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

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025
John T. Burns, CPA

/s/ John Varian	Chair of the Board of Directors	March 20, 2025
John Varian

/s/ David Scheinberg	Director	March 20, 2025
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 20, 2025
Robert Van Nostrand

/s/ Jane Wasman	Director	March 20, 2025
Jane Wasman

/s/ Katherine Kalin	Director	March 20, 2025
Katherine Kalin