Form 10-Q
period 2025-03-31
SELLAS Life Sciences Group, Inc.
filed 2025-05-13
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of May 12, 2025, SELLAS Life Sciences Group, Inc. had outstanding 99,777,487 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2025

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC") on March 20, 2025 ("2024 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$28,397	$13,886
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	3,476	2,341
Total current assets	31,973	16,327
Operating lease right-of-use assets	806	925
Goodwill	1,914	1,914
Deposits and other assets	263	266
Total assets	$34,956	$19,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,756	$3,500
Accrued expenses and other current liabilities	2,571	5,466
Operating lease liabilities	561	544
Total current liabilities	6,888	9,510
Operating lease liabilities, non-current	309	457
Total liabilities	7,197	9,967
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized, 90,896,125 and 73,977,459 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	7
Additional paid-in capital	281,688	257,583
Accumulated deficit	(253,938)	(248,125)
Total stockholders’ equity	27,759	9,465
Total liabilities and stockholders’ equity	$34,956	$19,432

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$3,205	$5,111
General and administrative	2,858	4,534
Total operating expenses	6,063	9,645
Loss from operations	(6,063)	(9,645)
Non-operating income:
Interest income	250	79
Total non-operating income	250	79
Net loss	$(5,813)	$(9,566)

Per share information:
Net loss per common share, basic and diluted	$(0.07)	$(0.21)
Weighted-average common shares outstanding, basic and diluted	87,760,320	44,812,996

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,977,459	$7	$257,583	$(248,125)	$9,465
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	8,200,000	1	23,050	—	23,051
Issuance of common stock upon the exercise of pre-funded warrants	8,000,000	1	—	—	1
Issuance of common stock upon the exercise of warrants	669,233	—	502	—	502
Issuance of common stock under employee stock purchase plan	49,433	—	48	—	48
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(5,813)	(5,813)
Balance at March 31, 2025	90,896,125	$9	$281,688	$(253,938)	$27,759

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	32,132,890	$3	$209,265	$(217,244)	$(7,976)
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	21,130,000	2	26,648	—	26,650
Issuance of common stock upon the exercise of pre-funded warrants	2,884,658	—	—	—	—
Issuance of common stock upon the exercise of warrants	65,750		49		49
Issuance of common stock under employee stock purchase plan	54,372	—	51	—	51
Stock-based compensation	—	—	476	—	476
Net loss	—	—	—	(9,566)	(9,566)
Balance at March 31, 2024	56,267,670	$5	$236,489	$(226,810)	$9,684

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,813)	$(9,566)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	505	476
Non-cash lease expense	147	138
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,132)	(2,441)
Accounts payable	277	1,806
Accrued expenses and other current liabilities	(2,895)	(1,042)
Operating lease liabilities	(159)	(132)
Net cash used in operating activities	(9,070)	(10,761)
Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	23,030	26,546
Proceeds from the exercise of common stock warrants	503	49
Proceeds from employee stock purchases	48	51
Net cash provided by financing activities	23,581	26,646
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	14,511	15,885
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	13,986	2,630
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$28,497	$18,515

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$250	$79
Supplemental disclosure of non-cash investing and financing activities:
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$21	$104
Warrant modifications recorded in stockholders' equity	$—	$725

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. SELLAS' second product candidate is SLS009 (tambiciclib), a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which the Company licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("SLS009 Territory"). Each of GPS and SLS009 has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

2. Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of March 31, 2025, has an accumulated deficit of $253.9 million. During the three months ended March 31, 2025, the Company incurred a net loss of $5.8 million, and used $9.1 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

On January 29, 2025, the Company consummated a registered direct offering (the "January 2025 Registered Direct Offering") with an institutional investor priced at-the-market under Nasdaq rules, pursuant to which the Company agreed to issue and sell 8,200,000 shares of common stock and 11,485,040 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase up to 19,685,040 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.27, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.2699. The common warrants have an exercise price of $1.20 per share. The net proceeds to the Company from the January 2025 Registered Direct Offering were approximately $23.1 million, after deducting the placement agents' fees and related offering expenses.

Subsequent to March 31, 2025, the Company received $4.0 million from the exercise of 5.4 million warrants, which were issued in connection with previous equity financings between 2022 and 2024, at an exercise price of $0.75 per share.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"), pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of March 31, 2025, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 5. Legal Proceedings.

As of March 31, 2025, the Company had cash and cash equivalents of approximately $28.4 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

3. Basis of Presentation and Significant Accounting Policies

The Company's complete summary of significant accounting policies can be found in "Item 8. Financial Statements and Supplementary Data - Note 3. Basis of Presentation and Significant Accounting Policies" in the audited annual consolidated financial statements included in the 2024 Annual Report. The significant accounting policies summarized and included in the 2024 Annual Report have not materially changed, except as set forth below.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the ASC and Accounting Standards Updates ("ASUs") of the Financial Accounting Standards Board ("FASB").

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and its wholly owned subsidiaries, SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company, SLSG Limited, LLC, and Sellas Life Sciences Limited. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2024 Annual Report. The accompanying consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 have been derived from the audited financial statements as of that date.

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

As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2025 or 2024.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Common stock warrants	78,456	41,802
Stock options	2,654	2,155
Restricted stock units ("RSUs")	1,713	738
	82,823	44,695

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

4. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical trial costs	$2,281	$2,172
Insurance	981	39
Professional fees	214	130
Prepaid expenses and other current assets	$3,476	$2,341

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical trial costs	$1,673	$3,339
Compensation and related benefits	601	1,777
Professional fees	245	308
Other	52	42
Accrued expenses and other current liabilities	$2,571	$5,466

5. Commitments and Contingencies

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began on June 5, 2020, and was amended in February 2022 to add additional space. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract. The lease will expire on September 30, 2026.

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13%. As of March 31, 2025, the leases have a remaining term of 1.5 years.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended March 31, 2025 and 2024.

The Company made cash payments related to its operating leases of approximately $0.2 million and $0.1 million for each of the three months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments are as follows as of March 31, 2025 (in thousands):

Future minimum lease payments:
2025 (remaining)	$475
2026	477
Total future minimum lease payments	952
Less: imputed interest	(82)
Current and non-current operating lease liabilities	$870

Exclusive License Agreement with GenFleet Therapeutics (Shanghai) Inc.

On March 31, 2022, the Company entered into an exclusive license agreement with GenFleet pursuant to which GenFleet granted to the Company a sublicensable royalty-bearing license under certain of its intellectual property to develop, manufacture, and commercialize SLS009 for the treatment, diagnosis or prevention of disease in humans and animals in the SLS009 Territory.

In consideration for the exclusive license, the Company agreed to pay to GenFleet (i) an upfront and technology transfer fee of $10.0 million, all of which has been paid, (ii) development and regulatory milestone payments for up to three indications totaling up to $48.0 million in the aggregate upon the achievement of such milestones and (iii) sales milestone payments totaling up to $92.0 million in the aggregate upon the achievement of certain net sales thresholds in a given calendar year. The Company also agreed to pay GenFleet single-digit tiered royalties based upon a percentage of annual net sales, with the royalty rate escalating based on the level of annual net sales of SLS009 in the SLS009 Territory ranging from the low to high single digits.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. See Part II, Item 1. Legal Proceedings. Except for this arbitration proceeding, as of March 31, 2025, there was no pending or threatened litigation.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of March 31, 2025 and December 31, 2024.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of March 31, 2025, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	78,456
Stock options outstanding	2,654
RSUs outstanding	1,713
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	1,356
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	30
Total common stock reserved for future issuance	84,209

7. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the three months ended March 31, 2025 (in thousands except per share data):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrant Issuance	Outstanding, December 31, 2024	Granted	Exercised	Expired	Outstanding, March 31, 2025	Exercise Price per Share	Expiration
Warrants classified as equity:
January 2025 Registered Direct Offering	—	19,685	—	—	19,685	$1.20	January 2030
August 2024 Registered Direct Offering	15,849	—	—	—	15,849	$1.20	August 2029
March 2024 Registered Direct Offering	13,029	—	—	—	13,029	$1.41	September 2029
January 2024 Offering	11,467	—	(54)	—	11,413	$0.75	January 2029
November 2023 Registered Direct	3,652	—	—	—	3,652	$0.75	January 2029
February 2023 Offering	6,994	—	(340)	—	6,654	$0.75	February 2028
April 2022 Offering	766	—	—	—	766	$5.40	April 2027
April 2022 Offering Modified Warrants	3,864	—	(275)	—	3,589	$0.75	January 2029
Pre-Funded Warrants	—	11,485	(8,000)	—	3,485	$0.0001	n/a
Other	334	—	—	—	334	$3.88	July 2025 - August 2025
	55,955	31,170	(8,669)	—	78,456

Subsequent to March 31, 2025, 5.4 million warrants were exercised into shares of common stock for proceeds of $4.0 million to the Company based on an exercise price per share of $0.75 and all remaining pre-funded warrants, totaling 3.5 million, were exercised into shares of common stock.

Warrants Classified as Equity

The warrants to acquire shares of common stock issued during the January 2025 Registered Direct Offering were recorded as equity upon issuance. During its evaluation of equity classification of these warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815 but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

8. Licensing Revenue

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

Revenue Recognition

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

At inception, the Company evaluated the 3D Medicines Agreement under ASC Topic 606, Revenue From Contracts with Customers, and recognized an initial transaction price of $9.5 million, which included the $7.5 million upfront fee as well as $2.0 million in development milestones that were assessed to be probable of being achieved, while the remaining milestones were variable consideration subject to constraint at inception. In the first quarter of 2022, an additional $1.0 million in licensing revenue was recognized upon approval by China’s National Medical Products Administration (“NMPA”) for a small Phase 1 clinical trial investigating safety of GPS in China.

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of March 31, 2025, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during the three months ended March 31, 2025 and 2024. There was no cost of licensing revenue recognized during the three months ended March 31, 2025 and 2024.

9. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, which currently allows for issuance of up to approximately 17,000 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Incentive Plan subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

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

As of March 31, 2025, approximately 1,356,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Research and development	$114	$85
General and administrative	391	391
Total stock-based compensation	$505	$476

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the three months ended March 31, 2025:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	1,837	$4.18		$301
Granted	817	0.95
Outstanding at March 31, 2025	2,654	$3.19	8.20	$429
Options exercisable at March 31, 2025	1,612	$5.55	7.01	$115

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2025 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 31, 2025 of $1.08 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three months ended March 31, 2025 and 2024, respectively, were as follows:

	Three Months Ended March 31,
	2025	2024
Risk free interest rate	4.25%	4.01%
Volatility	122.43%	130.41%
Expected term (years)	6.17	6.19
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $0.85 and $0.48, respectively.

The Company’s expected common stock price volatility assumption is based upon the Company's own implied volatility in combination with the implied volatility of a basket of comparable companies. The expected term assumptions for employee grants were based upon the simplified method, which averages the contractual term of the Company’s options of ten years with the average vesting term of four years for an average of approximately six years. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption is zero because the Company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company accounts for forfeitures as they occur.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
As of March 31, 2025, there was $1.7 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.4 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the three months ended March 31, 2025:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	472	$1.46
Granted	1,241	$0.96
Unvested at March 31, 2025	1,713	$1.09

As of March 31, 2025, there was $1.6 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.3 years. No RSUs vested during the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, 49,433 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are currently 30,171 shares of common stock reserved for issuance under the 2021 ESPP as of March 31, 2025.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2025 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission, or SEC, on March 20, 2025, or our 2024 Annual Report, and our other public reports filed with the SEC.

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. In March 2024, we announced the completion of enrollment of 126 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. The next and final analysis will be conducted once 80 events (deaths) are reached. We anticipate that 80 events will be reached this year. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of March 15, 2025, we have received an aggregate of $10.5 million in upfront and milestone payments under the 3D Medicines Agreement and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Part II, Item 1., Legal Proceedings.

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

During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study. In May 2024, we announced additional preliminary data from the Phase 2a trial of SLS009 in r/r AML and successful filing of a provisional patent application around the ASXL1 mutation and SLS009, including all CDK9 inhibitor drugs. ASXL1 mutations are associated with poor prognosis in all myeloid diseases, owing to the reduced response to the current treatment options. We observed a high rate of responses in patients with myelodysplasia-related molecular mutations, or AML MR, as defined by the World Health Organization, and patients with the ASXL1 gene mutation accounted for the most responders across all dose cohorts. We expanded the ongoing study to include two additional cohorts, one with ASXL1 mutated AML patients and one with patients with myelodysplasia-related molecular abnormalities other than ASXL1 at the optimal dose level of 30 mg fixed twice weekly. In December 2024, we announced positive data from the first 3 cohorts in the Phase 2a trial.

In April 2025, we announced positive overall data in Cohort 3 in the Phase 2 trial. The median overall survival, or mOS, for all patients in Cohort 3 was 8.8 months, while the mOS in AML MR patients reached 8.9 months. The overall response rate, or ORR, in all 13 evaluable patients was 46% in all Cohort 3 patients and 67% in AML-MR patients, far exceeding the targeted ORR of 20%. In the subgroup of patients with myelomonocytic AML, 75% (three out of four) of patients responded. Among patients with mutation ASXL1, 67% (four out of six) patients responded; among those with RUNX1 60% (three out of five) patients responded, and among those with TP53 33% (one out of three) patients responded. In addition, there were three patients with adverse karyotypes and one responded. SLS009 was well-tolerated with no new safety signals observed to date as the regimen remains safe in additional patients enrolled to date.

Our partner, GenFleet, is focusing on lymphoma indications with SLS009 in its Greater China market. In February 2025, we announced positive data from the Phase 2a study evaluating SLS009 in combination with Brukinsa® (zanubrutinib). The trial, conducted and funded by GenFleet, was an open-label single-arm multicenter Phase 2a study in China evaluating SLS009 in combination with BTK inhibitor, zanubrutinib in r/r DLBCL. The results showed an ORR of 67%, more than double the expected ORR of zanubrutinib alone. Among responders, one achieved CR, while three had partial response with target lesion shrinkages of 89%, 78%, and 56%, respectively. As of the last follow-up, after the median of 4.6 (range: 1.4 - 7.4) months follow-up, median OS was not reached, and six out of nine patients were alive. GenFleet will determine the next steps in development around lymphoma as SELLAS’ focus remains on AML and spliceosome–chromatin mutations, including ASXL1 mutations.

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

We received preliminary data for pediatric acute lymphoblastic leukemia, or ALL, patients derived xenografts, or PDX. The experiment conducted and funded by the National Institute of Health, or NIH, through PIVOT program included 27 patient-derived ALL tumors from pediatric patients. Tumors were xenografted in mice in two groups, vehicle control arm and SLS009 arm. Mice were treated with a fractionated dose once per week for six consecutive weeks. Treatment was well tolerated. For all models, median survival was approximately tripled in the SLS009 arm, compared to vehicle control arm. SLS009 demonstrated delayed progression in 25/27 (93%) models and more than two times longer time to progression in 15/27 (56%) of ALL models. In addition, there were complete responses, or CR, in two models and in one of the two models CR was maintained after the treatment had been completed until the end of the study (four months). Among seven KMT2A rearranged models, time to progression was extended in all seven models, and in six out of seven (86%) time to progression was more than doubled.

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

Non-Operating Income

Non-operating income consists of interest income. Interest income primarily reflects interest earned from our cash and cash equivalents.

Critical Accounting Policies and Estimates

In the 2024 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2024 that are not included in Note 3 of the accompanying consolidated financial statements for the three months ended March 31, 2025. Readers are encouraged to read the 2024 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following tables summarize our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$3,205	$5,111	$(1,906)
General and administrative	2,858	4,534	(1,676)
Total operating expenses	6,063	9,645	(3,582)
Operating loss	(6,063)	(9,645)	3,582
Non-operating income	250	79	171
Net loss	$(5,813)	$(9,566)	$3,753

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $3.2 million for the three months ended March 31, 2025 compared to $5.1 million for the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	Change
External clinical trial expenses	$1,689	$2,957	$(1,268)
Employee related expenses	788	744	44
Stock-based compensation	114	85	29
Clinical and regulatory consulting	380	569	(189)
Manufacturing and clinical drug supply	78	627	(549)
Facilities and other	156	129	27
Total research and development expenses	$3,205	$5,111	$(1,906)

The decrease in research and development expenses of approximately $1.9 million was primarily attributable to the following:

•$1.3 million of decreased external clinical trial expenses primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.5 million of decreased manufacturing costs and clinical drug supply purchases primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.2 million of decreased clinical and regulatory consultant costs primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024; partially offset by
•$0.1 million of de minimis increases to employee related expenses, stock-based compensation, and facilities and other research and development expenses combined.

We anticipate that our research and development expenses will increase in the future as we continue to advance the development of GPS and SLS009.

General and Administrative

General and administrative expenses were $2.9 million for the three months ended March 31, 2025 compared to $4.5 million for the three months ended March 31, 2024. The $1.6 million decrease was primarily attributable to a $1.3 million decrease in personnel related expenses driven by the initial recognition of a $1.1 million one-time severance charge during the three months ended March 31, 2024 and $0.2 million due to a decrease in headcount, a $0.2 million decrease in legal and accounting fees due to timing of related work, and a $0.1 million decrease in other general and administrative expenses.

Non-Operating Income

Non-operating income of $0.3 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the three months ended March 31, 2025 and 2024. Through March 31, 2025, we have only generated licensing revenue from the 3D Medicines Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

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

Subsequent to March 31, 2025, we received $4.0 million from the exercise of 5.4 million warrants, which were issued in connection with previous equity financings between 2022 and 2024, at an exercise price of $0.75 per share.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of March 31, 2025, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Part II, Item 1., Legal Proceedings.

Funding Requirements

As of March 31, 2025, we had an accumulated deficit of $253.9 million, cash and cash equivalents of $28.4 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(9,070)	$(10,761)
Financing activities	23,581	26,646
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$14,511	$15,885

Net Cash Used in Operating Activities

Net cash used in operating activities of $9.1 million during the three months ended March 31, 2025 was primarily attributable to our net loss of $5.8 million and a net change in our operating assets and liabilities of approximately $3.9 million, which were partially offset by net non-cash charges of approximately $0.6 million. The net change in our operating assets and liabilities is primarily attributable to an increase in prepaid expenses and other assets of approximately $1.1 million, a decrease in accrued expenses and other current liabilities of approximately $2.9 million, and a decrease in operating lease liabilities of approximately $0.2 million, which were partially offset by an increase in accounts payable of $0.3 million. Net non-cash charges were driven by $0.5 million in non-cash stock-based compensation expense and $0.1 million in non-cash lease expense.

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

Net Cash Provided by Financing Activities

We generated $23.6 million in net cash from financing activities during the three months ended March 31, 2025, which was due to approximately $23.0 million in net proceeds from the January 2025 Registered Direct Offering, $0.5 million in proceeds from the exercise of warrants, and $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

We generated $26.6 million in net cash from financing activities during the three months ended March 31, 2024, which was due to approximately $26.5 million in net proceeds from the January 2024 Offering and March 2024 Registered Direct Offering, and $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2024 Annual Report. The risks described in such 2024 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended March 31, 2025.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Placement Agent Agreement, dated as of January 28, 2025, by and among SELLAS Life Sciences Group, Inc., A.G.P./Alliance Global Partners and Maxim Group LLC	8-K	1.1	January 29, 2025
10.2	Form of Pre-Funded Warrant	8-K	4.1	January 29, 2025
10.3	Form of Common Warrant	8-K	4.2	January 29, 2025
10.4	Form of Securities Purchase Agreement, dated as of January 28, 2025, by and among SELLAS Life Sciences Group, Inc. and the purchasers party thereto	8-K	10.1	January 29, 2025
10.5	Amendment to Change in Control Severance Agreement, effective as of March 4, 2025, by and between the Registrant and Dragan Cicic	10-K	10.12	March 20, 2025
10.6	Amendment to Change in Control Severance Agreement, effective as of March 4, 2025, by and between the Registrant and John Burns	10-K	10.13	March 20, 2025
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: May 13, 2025