Form 10-Q
period 2025-06-30
SELLAS Life Sciences Group, Inc.
filed 2025-08-12
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 11, 2025, SELLAS Life Sciences Group, Inc. had outstanding 105,297,469 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2025

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$25,297	$13,886
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	4,050	2,341
Total current assets	29,447	16,327
Operating lease right-of-use assets	683	925
Goodwill	1,914	1,914
Deposits and other assets	261	266
Total assets	$32,305	$19,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,336	$3,500
Accrued expenses and other current liabilities	2,083	5,466
Operating lease liabilities	580	544
Total current liabilities	5,999	9,510
Operating lease liabilities, non-current	157	457
Total liabilities	6,156	9,967
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized, 100,367,113 and 73,977,459 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10	7
Additional paid-in capital	286,678	257,583
Accumulated deficit	(260,539)	(248,125)
Total stockholders’ equity	26,149	9,465
Total liabilities and stockholders’ equity	$32,305	$19,432

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,871	$5,186	$7,076	$10,297
General and administrative	3,002	2,435	5,860	6,969
Total operating expenses	6,873	7,621	12,936	17,266
Loss from operations	(6,873)	(7,621)	(12,936)	(17,266)
Non-operating income:
Interest income	272	151	522	230
Total non-operating income	272	151	522	230
Net loss	$(6,601)	$(7,470)	$(12,414)	$(17,036)

Per share information:
Net loss per common share, basic and diluted	$(0.07)	$(0.13)	$(0.13)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	98,558,567	57,630,506	93,189,273	51,221,752

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	90,896,125	$9	$281,688	$(253,938)	$27,759
Issuance of common stock upon the exercise of pre-funded warrants	3,485,040	—	—	—	—
Issuance of common stock upon the exercise of warrants	5,985,948	1	4,489	—	4,490
Stock-based compensation	—	—	501	—	501
Net loss	—	—	—	(6,601)	(6,601)
Balance at June 30, 2025	100,367,113	$10	$286,678	$(260,539)	$26,149

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,977,459	$7	$257,583	$(248,125)	$9,465
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	8,200,000	1	23,050	—	23,051
Issuance of common stock upon the exercise of pre-funded warrants	11,485,040	1	—	—	1
Issuance of common stock upon the exercise of warrants	6,655,181	1	4,991	—	4,992
Issuance of common stock under employee stock purchase plan	49,433	—	48	—	48
Stock-based compensation	—	—	1,006	—	1,006
Net loss	—	—	—	(12,414)	(12,414)
Balance at June 30, 2025	100,367,113	$10	$286,678	$(260,539)	$26,149

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	56,267,670	$5	$236,489	$(226,810)	$9,684
Issuance of common stock upon the exercise of pre-funded warrants	1,014,658	—	—	—	—
Issuance of common stock upon the exercise of warrants	472,600	—	365	—	365
Stock-based compensation	—	—	334	—	334
Net loss	—	—	—	(7,470)	(7,470)
Balance at June 30, 2024	57,754,928	$5	$237,188	$(234,280)	$2,913

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	32,132,890	$3	$209,265	$(217,244)	$(7,976)
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	21,130,000	2	26,658	—	26,660
Issuance of common stock upon the exercise of pre-funded warrants	3,899,316	—	—	—	—
Issuance of common stock upon the exercise of warrants	538,350		404		404
Issuance of common stock under employee stock purchase plan	54,372	—	51	—	51
Stock-based compensation	—	—	810	—	810
Net loss	—	—	—	(17,036)	(17,036)
Balance at June 30, 2024	57,754,928	$5	$237,188	$(234,280)	$2,913

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,414)	$(17,036)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,006	810
Non-cash lease expense	296	276
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,423)	(2,508)
Accounts payable	(164)	747
Accrued expenses and other current liabilities	(3,383)	(2,467)
Operating lease liabilities	(318)	(265)
Net cash used in operating activities	(16,400)	(20,443)
Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	23,051	26,605
Proceeds from the exercise of common stock warrants	4,712	404
Proceeds from employee stock purchases	48	51
Net cash provided by financing activities	27,811	27,060
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	11,411	6,617
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	13,986	2,630
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$25,397	$9,247

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$522	$230
Supplemental disclosure of non-cash investing and financing activities:
Proceeds from the exercise of common stock warrants in prepaid expenses and other assets	$281	$—
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$—	$55
Warrant modifications recorded in stockholders' equity	$—	$725

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

2. Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of June 30, 2025, has an accumulated deficit of $260.5 million. During the six months ended June 30, 2025, the Company incurred a net loss of $12.4 million, and used $16.4 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

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

During the six months ended June 30, 2025, 6.7 million warrants issued in connection with previous equity financings between 2022 and 2024 were exercised at an exercise price of $0.75 per share for aggregate proceeds of approximately $5.0 million, $0.3 million of which was received subsequent to quarter-end. Subsequent to June 30, 2025, an additional 4.9 million warrants have been exercised, which were issued in connection with equity financings between 2022 and 2024, at an exercise price of $0.75 per share for additional proceeds of approximately $3.7 million.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"), pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of June 30, 2025, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 5. Legal Proceedings.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
As of June 30, 2025, the Company had cash and cash equivalents of approximately $25.3 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will not be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2024 Annual Report. The accompanying consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 have been derived from the audited financial statements as of that date.

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

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2025 or 2024.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2025	2024
Common stock warrants	68,985	40,313
Stock options	2,654	1,953
Restricted stock units ("RSUs")	1,713	644
	73,352	42,910
Income Taxes

On July 4, 2025, the U.S. enacted a budget reconciliation package commonly referred to as the One Big Beautiful Bill Act of 2025 ("OBBBA"), which contains a broad range of tax reform provisions affecting businesses, including the permanent reinstatement of bonus depreciation on qualified property and full expensing of domestic research and experimental expenditures. The Company is currently evaluating the impact of the legislation on our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements, but does not expect a material impact upon adoption.

4. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical trial costs	$2,974	$2,172
Insurance	648	39
Professional fees	147	130
Other	281	—
Prepaid expenses and other current assets	$4,050	$2,341

Accrued expenses and other current liabilities consist of the following (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	June 30, 2025	December 31, 2024
Clinical trial costs	$760	$3,339
Compensation and related benefits	1,036	1,777
Professional fees	265	308
Other	22	42
Accrued expenses and other current liabilities	$2,083	$5,466

5. Commitments and Contingencies

Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which began on June 5, 2020, and was amended in February 2022 to add additional space. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract. The leases will expire on September 30, 2026.

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13%. As of June 30, 2025, the leases have a remaining term of 1.3 years.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended June 30, 2025 and 2024, and $0.3 million for each of the six months ended June 30, 2025 and 2024.

The Company made cash payments related to its operating leases of approximately $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million for each of the six months ended June 30, 2025 and 2024.

Future minimum lease payments are as follows as of June 30, 2025 (in thousands):

Future minimum lease payments:
2025 (remaining)	$317
2026	477
Total future minimum lease payments	794
Less: imputed interest	(57)
Current and non-current operating lease liabilities	$737

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. See Part II, Item 1. Legal Proceedings. Except for this arbitration proceeding, as of June 30, 2025, there was no pending or threatened litigation.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of June 30, 2025 and December 31, 2024.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of June 30, 2025, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	68,985
Stock options outstanding	2,654
RSUs outstanding	1,713
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	1,356
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	830
Total common stock reserved for future issuance	75,538

7. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the six months ended June 30, 2025 (in thousands except per share data):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Warrant Issuance	Outstanding, December 31, 2024	Granted	Exercised	Outstanding, June 30, 2025	Exercise Price per Share	Expiration
Warrants classified as equity:
January 2025 Registered Direct Offering	—	19,685	—	19,685	$1.20	January 2030
August 2024 Registered Direct Offering	15,849	—	—	15,849	$1.20	August 2029
March 2024 Registered Direct Offering	13,029	—	—	13,029	$1.41	September 2029
January 2024 Offering	11,467	—	(206)	11,261	$0.75	January 2029
November 2023 Registered Direct	3,652	—	(3,652)	—	$0.75	January 2029
February 2023 Offering	6,994	—	(1,210)	5,784	$0.75	February 2028
April 2022 Offering	766	—	—	766	$5.40	April 2027
April 2022 Offering Modified Warrants	3,864	—	(1,587)	2,277	$0.75	January 2029
Pre-Funded Warrants	—	11,485	(11,485)	—	$0.0001	n/a
Other	334	—	—	334	$3.88	July 2025 - August 2025
	55,955	31,170	(18,140)	68,985

Subsequent to June 30, 2025, an additional 4.9 million warrants issued in connection with equity financings between 2022 and 2024 were exercised at an exercise price of $0.75 per share for aggregate proceeds of approximately $3.7 million.

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

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of June 30, 2025, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during the three and six months ended June 30, 2025 and 2024. There was no cost of licensing revenue recognized during the three and six months ended June 30, 2025 and 2024.

9. Stock-Based Compensation

2017 Equity Incentive Plan

On December 29, 2017, the 2017 Equity Incentive Plan was approved by the stockholders of the Company, which currently allows for issuance of up to approximately 17,000 shares of common stock underlying stock options granted prior to September 10, 2019. The 2017 Equity Incentive Plan was terminated upon the approval of the 2019 Equity Incentive Plan ("2019 Equity Plan") subject to outstanding stock options granted under the 2017 Equity Incentive Plan that remain exercisable through maturity for the Company's employees and directors.

2023 Amended and Restated Equity Incentive Plan

On September 10, 2019, the 2019 Equity Plan was approved by the stockholders of the Company. On June 20, 2023, an amendment to the 2019 Equity Plan was approved by the stockholders of the Company, which amended and restated the 2019 Equity Plan (as amended and restated, the "2023 Amended and Restated Equity Incentive Plan") to increase the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 3,000,000 shares.

The 2023 Amended and Restated Equity Incentive Plan currently allows for issuance of up to approximately 6,036,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

As of June 30, 2025, approximately 1,356,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$109	$88	$223	$173
General and administrative	392	246	783	637
Total stock-based compensation	$501	$334	$1,006	$810

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the six months ended June 30, 2025:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	1,837	$4.18		$301
Granted	817	0.95
Outstanding at June 30, 2025	2,654	$3.19	7.95	$2,056
Options exercisable at June 30, 2025	1,244	$5.35	6.83	$456

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2025 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on June 30, 2025 of $2.19 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk free interest rate	n/a	n/a	4.25%	4.01%
Volatility	n/a	n/a	122.43%	130.41%
Expected term (years)	n/a	n/a	6.17	6.19
Expected dividend yield	n/a	n/a	—%	—%

There were no options granted during each of the three months ended June 30, 2025 and 2024. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $0.85 and $0.48, respectively.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
As of June 30, 2025, there was $1.5 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.3 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the six months ended June 30, 2025:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	472	$1.46
Granted	1,241	$0.96
Unvested at June 30, 2025	1,713	$1.09

As of June 30, 2025, there was $1.4 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.1 years. No RSUs vested during the six months ended June 30, 2025.

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

Amended and Restated 2021 Employee Stock Purchase Plan

On June 17, 2025, an amendment to the 2021 ESPP was approved by the stockholders of the Company, which amended and restated the 2021 ESPP (as amended and restated, the "Amended and Restated 2021 Employee Stock Purchase Plan") to increase the number of shares of common stock available for sale under the 2021 ESPP by 800,000.

During the six months ended June 30, 2025, 49,433 shares of common stock were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are currently 830,171 shares of common stock reserved for issuance under the Amended and Restated 2021 Employee Stock Purchase Plan as of June 30, 2025.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission, or SEC, on March 20, 2025, or our 2024 Annual Report, and our other public reports filed with the SEC.

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. In March 2024, we announced the completion of enrollment of 126 patients at clinical sites in the U.S., Europe, and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). Study sites in the U.S. and Europe account for approximately, 75% of patients enrolled, with the U.S.-based sites representing the highest enrolling country. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. In August 2025, we announced the completion of a periodic review by the IDMC and positive recommendation to continue the REGAL study without modification. The final analysis will be conducted once 80 events (deaths) are reached. We anticipate that 80 events will be reached this year. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected.

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

In July 2025, we announced that the Phase 2 trial of SLS009 in r/r AML met all primary endpoints and received FDA guidance to advance our first-line therapy study. The overall response rate, or ORR, in 54 evaluable patients was 33% across all cohorts and dose levels, 40% for the 30 mg BIW dose level, and 44% in the 30 mg BIW dose among AML-Myelodysplasia-Related Changes, or AML MR, patients, all exceeding the pre-specified ORR threshold of 20%. The highest efficacy was observed among patients with ASXL1 mutations, with an ORR of 50% (9/18) at 30 mg BIW dose levels, and AML MR with Myelomonocytic/Myelomonoblastic, or M4/M5, patients with an

ORR of 50% (6/12). The median overall survival, or mOS, reached 8.9 months in patients with AML MR and 8.8 months in patients r/r to venetoclax-based regimens at a 30 mg BIW dose level, surpassing the historical benchmark of ~2.4 months. SLS009 was well-tolerated with no new safety signals observed. No dose-limiting toxicities were observed across all dose levels.

In addition, following a productive end of Phase 2 meeting, the FDA recommended that we proceed into a trial to include newly diagnosed, first-line AML patients eligible for aza/ven therapy, where the FDA noted clinical benefit might be greatest. The randomized 80-patient trial is currently in preparation and expected to begin enrollment by the first quarter of 2026. The trial will include two groups: predictive biomarker cohort (newly diagnosed patients unlikely to benefit from standard aza/ven therapy based on molecular profiling) and early resistance cohort (patients who initiate treatment with aza/ven, but demonstrate confirmed lack of any response after two treatment cycles).

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

In May 2025, we announced data for pediatric acute lymphoblastic leukemia, or ALL, patients derived xenografts, or PDX. The experiment conducted and funded by the National Institute of Health, or NIH, through PIVOT program included 27 patient-derived ALL tumors from pediatric patients. Tumors were xenografted in mice in two groups, vehicle control arm and SLS009 arm. Mice were treated with a fractionated dose once per week for six consecutive weeks. Treatment was well tolerated. For all models, median survival was approximately tripled in the SLS009 arm, compared to vehicle control arm. SLS009 demonstrated delayed progression in 25/27 (93%) models and more than two times longer time to progression in 15/27 (56%) of ALL models. In addition, there were complete responses, or CR, in two models and in one of the two models CR was maintained after the treatment had been completed until the end of the study (four months). Among seven KMT2A rearranged models, time to progression was extended in all seven models, and in six out of seven (86%) time to progression was more than doubled.

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

Critical Accounting Policies and Estimates

In the 2024 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2024 that are not included in Note 3 of the accompanying consolidated financial statements for the three and six months ended June 30, 2025. Readers are encouraged to read the 2024 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$3,871	$5,186	$(1,315)
General and administrative	3,002	2,435	567
Total operating expenses	6,873	7,621	(748)
Operating loss	(6,873)	(7,621)	748
Non-operating income	272	151	121
Net loss	$(6,601)	$(7,470)	$869

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$7,076	$10,297	$(3,221)
General and administrative	5,860	6,969	(1,109)
Total operating expenses	12,936	17,266	(4,330)
Operating loss	(12,936)	(17,266)	4,330
Non-operating income:	522	230	292
Net loss	$(12,414)	$(17,036)	$4,622

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $3.9 million for the three months ended June 30, 2025 compared to $5.2 million for the three months ended June 30, 2024.

	Three Months Ended June 30,
	2025	2024	Change
External clinical trial expenses	$2,038	$3,034	$(996)
Employee related expenses	772	703	69
Stock-based compensation	109	88	21
Clinical and regulatory consulting	510	590	(80)
Manufacturing and clinical drug supply	285	622	(337)
Facilities and other	157	149	8
Total research and development expenses	$3,871	$5,186	$(1,315)

The decrease in research and development expenses of approximately $1.3 million was primarily attributable to

•$1.0 million of decreased external clinical trial expenses primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024; and

•$0.3 million of decreased manufacturing costs and clinical drug supply purchases, which were each primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024.

Research and development expenses were $7.1 million for the six months ended June 30, 2025 compared to $10.3 million for the six months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024	$ change
External clinical trial expenses	$3,725	$5,991	$(2,266)
Employee related expenses	1,560	1,447	113
Stock-based compensation	223	173	50
Clinical and regulatory consulting	889	1,159	(270)
Manufacturing and clinical drug supply	363	1,249	(886)
Facilities and other	316	278	38
Total research and development expenses	$7,076	$10,297	$(3,221)

The decrease in research and development expenses of approximately $3.2 million was primarily attributable to the following:

•$2.3 million of decreased external clinical trial expenses primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.9 million of decreased manufacturing costs and clinical drug supply purchases primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.3 million of decreased clinical consultant costs primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024; partially offset by
•$0.3 million of de minimis increases to employee related expenses, stock-based compensation, and facilities and other research and development expenses combined.

We anticipate that our research and development expenses will increase in the future as we continue to prepare for a potential BLA filing for GPS following the upcoming final analysis of the REGAL study and proceed into a trial to include newly diagnosed, front-line AML patients for SLS009.

General and Administrative

General and administrative expenses were $3.0 million for the three months ended June 30, 2025 compared to $2.4 million for the three months ended June 30, 2024. The $0.6 million increase was primarily attributable to a $0.3 million increase in legal fees, a $0.2 million increase in personnel related expenses, which includes a $0.1 million increase in non-cash stock-based compensation expense, and a $0.1 million increase in outside services and public company costs.

General and administrative expenses were $5.9 million for the six months ended June 30, 2025 compared to $7.0 million for the six months ended June 30, 2024. The $1.1 million decrease was primarily attributable to a $1.1 million decrease in personnel related expenses driven by the recognition of a $1.1 million one-time severance charge during the prior period and a $0.1 million decrease in annual insurance premiums, which were partially offset by a $0.1 million increase in other general and administrative expenses.

Non-Operating Income

Non-operating income of $0.3 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.2 million during the six months ended June 30, 2025 and 2024, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the three and six months ended June 30, 2025 and 2024. Through June 30, 2025, we have only generated licensing revenue from the 3D Medicines Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

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

During the six months ended June 30, 2025, 6.7 million warrants issued in connection with previous equity financings between 2022 and 2024 were exercised at an exercise price of $0.75 per share for aggregate proceeds of approximately $5.0 million, $0.3 million of which was received subsequent to quarter-end. Subsequent to June 30, 2025, an additional 4.9 million warrants have been exercised at an exercise price of $0.75 per share for additional proceeds of approximately $3.7 million.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. To date, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of June 30, 2025, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Part II, Item 1., Legal Proceedings.

Funding Requirements

As of June 30, 2025, we had an accumulated deficit of $260.5 million, cash and cash equivalents of $25.3 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents will not be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions give rise to a substantial doubt over our ability to continue as a going concern. This going concern assumption is based on management’s assessment of the sufficiency of our current and future sources of liquidity and whether it is probable we will be able to meet our obligations as they become due for at least one year from the date our consolidated financial statements are available to be issued, and if not, whether our liquidation is imminent.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(16,400)	$(20,443)
Financing activities	27,811	27,060
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$11,411	$6,617

Net Cash Used in Operating Activities

Net cash used in operating activities of $16.4 million during the six months ended June 30, 2025 was primarily attributable to our net loss of $12.4 million and a net change in our operating assets and liabilities of approximately $5.3 million, which were partially offset by net non-cash charges of approximately $1.3 million. The net change in our operating assets and liabilities is primarily attributable to an increase in prepaid expenses and other assets of approximately $1.4 million, a decrease in accrued expenses and other current liabilities of approximately $3.4 million, a decrease in operating lease liabilities of approximately $0.3 million, and a decrease in accounts payable of approximately $0.2 million. Net non-cash charges were driven by $1.0 million in non-cash stock-based compensation expense and $0.3 million in non-cash lease expense.

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

Net Cash Provided by Financing Activities

We generated $27.8 million in net cash from financing activities during the six months ended June 30, 2025, which was due to approximately $23.1 million in net proceeds from the January 2025 Registered Direct Offering and $4.7 million in proceeds from the exercise of warrants.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

On June 17, 2025, we held our Annual Meeting of Stockholders, or the Annual Meeting. As previously reported in our Current Report on Form 8-K filed on June 18, 2025, at the Annual Meeting, our stockholders cast the greatest number of votes in favor of holding future non-binding advisory stockholder votes on executive officer compensation, or Say-on-Pay votes, every year. The Board has determined that, consistent with the vote of the Company's stockholders and the Board's recommendation in the Proxy Statement for the Annual Meeting, the Company will continue to hold future Say-on-Pay votes every year until the next required stockholder vote on the frequency of Say-on-Pay votes is presented to the stockholders.

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended June 30, 2025.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Amended and Restated 2021 Employee Stock Purchase Plan
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: August 12, 2025