Form 10-Q
period 2025-09-30
SELLAS Life Sciences Group, Inc.
filed 2025-11-12
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 11, 2025, SELLAS Life Sciences Group, Inc. had outstanding 142,442,239 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2025

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$44,320	$13,886
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	4,631	2,341
Total current assets	49,051	16,327
Operating lease right-of-use assets	556	925
Goodwill	1,914	1,914
Deposits and other assets	34	266
Total assets	$51,555	$19,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,305	$3,500
Accrued expenses and other current liabilities	3,021	5,466
Operating lease liabilities	599	544
Total current liabilities	5,925	9,510
Operating lease liabilities, non-current	—	457
Total liabilities	5,925	9,967
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized, 125,078,525 and 73,977,459 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	12	7
Additional paid-in capital	312,948	257,583
Accumulated deficit	(267,330)	(248,125)
Total stockholders’ equity	45,630	9,465
Total liabilities and stockholders’ equity	$51,555	$19,432

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$4,216	$4,362	$11,292	$14,659
General and administrative	2,867	2,967	8,727	9,936
Total operating expenses	7,083	7,329	20,019	24,595
Loss from operations	(7,083)	(7,329)	(20,019)	(24,595)
Non-operating income:
Interest income	292	221	814	451
Total non-operating income	292	221	814	451
Net loss	$(6,791)	$(7,108)	$(19,205)	$(24,144)

Per share information:
Net loss per common share, basic and diluted	$(0.06)	$(0.10)	$(0.20)	$(0.42)
Weighted-average common shares outstanding, basic and diluted	108,396,260	68,254,021	98,313,970	56,940,617

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	100,367,113	$10	$286,678	$(260,539)	$26,149
Issuance of common stock upon warrant inducement, net of issuance costs	19,685,040	2	21,984	—	21,986
Issuance of common stock upon the exercise of warrants	4,960,356	—	3,720	—	3,720
Issuance of common stock under employee stock purchase plan	66,016	—	63	—	63
Stock-based compensation	—	—	503	—	503
Net loss	—	—	—	(6,791)	(6,791)
Balance at September 30, 2025	125,078,525	$12	$312,948	$(267,330)	$45,630

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,977,459	$7	$257,583	$(248,125)	$9,465
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	8,200,000	1	23,050	—	23,051
Issuance of common stock upon warrant inducement, net of issuance costs	19,685,040	2	21,984	—	21,986
Issuance of common stock upon the exercise of warrants	11,615,537	1	8,710	—	8,711
Issuance of common stock upon the exercise of pre-funded warrants	11,485,040	1	—	—	1
Issuance of common stock under employee stock purchase plan	115,449	—	112	—	112
Stock-based compensation	—	—	1,509	—	1,509
Net loss	—	—	—	(19,205)	(19,205)
Balance at September 30, 2025	125,078,525	$12	$312,948	$(267,330)	$45,630

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	57,754,928	$5	$237,188	$(234,280)	$2,913
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	6,370,070	1	19,503	—	19,504
Issuance of common stock upon the exercise of warrants	207,500	—	155	—	155
Issuance of common stock under employee stock purchase plan	49,481	—	47	—	47
Stock-based compensation	—	—	381	—	381
Net loss	—	—	—	(7,108)	(7,108)
Balance at September 30, 2024	64,381,979	$6	$257,274	$(241,388)	$15,892

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	32,132,890	$3	$209,265	$(217,244)	$(7,976)
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	27,500,070	3	46,161	—	46,164
Issuance of common stock upon the exercise of pre-funded warrants	3,899,316	—	—	—	—
Issuance of common stock upon the exercise of warrants	745,850	—	559	—	559
Issuance of common stock under employee stock purchase plan	103,853	—	98	—	98
Stock-based compensation	—	—	1,191	—	1,191
Net loss	—	—	—	(24,144)	(24,144)
Balance at September 30, 2024	64,381,979	$6	$257,274	$(241,388)	$15,892

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,205)	$(24,144)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,509	1,191
Non-cash lease expense	443	413
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,058)	(2,130)
Accounts payable	(1,195)	(1,021)
Accrued expenses and other current liabilities	(2,486)	(2,160)
Operating lease liabilities	(476)	(398)
Net cash used in operating activities	(23,468)	(28,249)
Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	23,051	46,093
Proceeds from warrant inducement, net of issuance costs	22,027	—
Proceeds from the exercise of common stock warrants	8,712	559
Proceeds from employee stock purchases	112	98
Net cash provided by financing activities	53,902	46,750
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	30,434	18,501
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	13,986	2,630
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$44,420	$21,131

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$814	$451
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock warrants issued in warrant inducement	$30,433	$—
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$41	$71
Warrant modification recorded in stockholders' equity	$—	$725

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

2. Liquidity

On October 24, 2025, the Company entered into a Warrant Inducement Agreement (the "October 2025 Inducement") with an institutional investor and holder of certain existing warrants to cash exercise (i) warrants to purchase 6,514,658 shares of common stock at an exercise price of $1.535 per share, previously issued in March 2024 (the "March 2024 Warrants"), and (ii) warrants to purchase 15,849,056 shares of common stock at an exercise price of $1.325 per share, previously issued in August 2024 (the "August 2024 Warrants"). The March 2024 Warrants and the August 2024 Warrants were exercised at their original issuance exercise price plus $0.125 per share of common stock in accordance with Nasdaq rules. In consideration of the investor's agreement to exercise the March 2024 Warrants and the August 2024 Warrants, the Company agreed to issue new warrants to the investor to purchase up to 22,363,714 shares of common stock at an exercise price of $2.00 per share (the "October 2025 Warrants"), which are exercisable immediately and will expire on the five year anniversary of issuance. The net proceeds to the Company from the October 2025 Inducement were approximately $29.1 million, after deducting financial advisory fees and related transaction expenses.

On September 10, 2025, the Company entered into a Warrant Inducement Agreement (the “September 2025 Inducement”) with an institutional investor and holder of certain existing warrants to cash exercise warrants to purchase 19,685,040 shares of common stock, previously issued in January 2025 (the "January 2025 Warrants"), at the original issuance exercise price of $1.20 per share. In consideration of the investor’s agreement to exercise the January 2025 Warrants, the Company agreed to issue new warrants to the Investor to purchase up to 19,685,040 shares of common stock at an exercise price of $1.88 per share (the “September 2025 Warrants”), which are exercisable immediately and will expire on the five and one half anniversary of issuance. The net proceeds to the Company from the September 2025 Inducement were approximately $22.0 million, after deducting financial advisory fees and related transaction expenses.

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

During the nine months ended September 30, 2025, 11.6 million warrants issued in connection with previous equity financings between 2022 and 2024 were exercised at an exercise price of $0.75 per share for aggregate proceeds of approximately $8.7 million.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"),

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of September 30, 2025, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 5. Legal Proceedings.

As of September 30, 2025, the Company had cash and cash equivalents of approximately $44.3 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents, together with the approximately $29.1 million in net proceeds from the October 2025 Inducement, will be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements, although the Company may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of September 30, 2025, has an accumulated deficit of $267.3 million. During the nine months ended September 30, 2025, the Company incurred a net loss of $19.2 million, and used $23.5 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2024 Annual Report. The accompanying consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 have been derived from the audited financial statements as of that date.

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

As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2025 or 2024.

Net Loss Per Share

Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares of common stock outstanding also includes pre-funded warrants and shares held in abeyance because their exercise requires only nominal consideration for the delivery of the shares. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that, when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2025	2024
Common stock warrants	63,690	65,434
Stock options	2,654	1,953
Restricted stock units ("RSUs")	1,713	644
	68,057	68,031
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

4. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Clinical trial costs	$3,956	$2,172
Insurance	320	39
Professional fees	130	130
Other	225	—
Prepaid expenses and other current assets	$4,631	$2,341

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Compensation and related benefits	$1,423	$1,777
Clinical trial costs	1,342	3,339
Professional fees	224	308
Other	32	42
Accrued expenses and other current liabilities	$3,021	$5,466

5. Commitments and Contingencies

Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York. The lease began on June 5, 2020, was amended in February 2022 to add additional space, and was set to expire on September 30, 2026 as of September 30, 2025. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract.

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") is approximately 13%. As of September 30, 2025, the leases have a remaining term of 1.0 year.

Rent expense related to the Company's operating leases was approximately $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.4 million for each of the nine months ended September 30, 2025 and 2024.

The Company made cash payments related to its operating leases of approximately $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Future minimum lease payments are as follows as of September 30, 2025 (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Future minimum lease payments:
2025 (remaining)	$158
2026	477
Total future minimum lease payments	635
Less: imputed interest	(36)
Current and non-current operating lease liabilities	$599

On October 1, 2025, the Company entered into an amendment to its operating leases which provides for the extension of the expiration date by one year from September 30, 2026 to September 30, 2027 and approximately $0.6 million in additional future minimum lease payments.

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. See Part II, Item 1. Legal Proceedings. Except for this arbitration proceeding, as of September 30, 2025, there was no pending or threatened litigation.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of September 30, 2025 and December 31, 2024.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of September 30, 2025, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	63,690
Stock options outstanding	2,654
RSUs outstanding	1,713
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	1,356
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	764
Total common stock reserved for future issuance	70,177

7. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the nine months ended September 30, 2025 (in thousands except per share data):

Warrant Issuance	Outstanding, December 31, 2024	Granted	Exercised	Expired	Outstanding, September 30, 2025	Exercise Price per Share	Expiration
Warrants classified as equity:
September 2025 Inducement Warrants	—	19,685	—	—	19,685	$1.88	March 2031
January 2025 Registered Direct Offering	—	19,685	(19,685)	—	—	$1.20	January 2030
August 2024 Registered Direct Offering	15,849	—	—	—	15,849	$1.20	August 2029
March 2024 Registered Direct Offering	13,029	—	—	—	13,029	$1.41	September 2029
January 2024 Offering	11,467	—	(1,170)	—	10,297	$0.75	January 2029
November 2023 Registered Direct	3,652	—	(3,652)	—	—	$0.75	January 2029
February 2023 Offering	6,994	—	(4,268)	—	2,726	$0.75	February 2028
April 2022 Offering	766	—	—	—	766	$5.40	April 2027
April 2022 Offering Modified Warrants	3,864	—	(2,526)	—	1,338	$0.75	January 2029
Pre-Funded Warrants	—	11,485	(11,485)	—	—	$0.0001	n/a
Other	334	—	—	(334)	—	$3.88	July 2025 - August 2025
	55,955	50,855	(42,786)	(334)	63,690

Upon closing of the October 2025 Warrant Inducement, the Company issued 13,363,714 shares of common stock to the holder, while the remaining shares were not issued and were held in abeyance until the Company receives notice from the holder that the remaining shares may be issued in compliance with the beneficial ownership limitation set forth in the October 2025 Warrant Inducement. Since the exercise price has been paid, the shares held in abeyance effectively become a "pre-funded warrant" until the holder notifies the Company that the issuance may occur without violation of the beneficial ownership limitation. In November 2025, the Company issued 4,000,000 shares of common stock to the holder that were held in abeyance at closing.

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

The Company accounted for the September 2025 Inducement as an exercise of the January 2025 Warrants in exchange for the issuance of the September 2025 Warrants, which is a free-standing financial instrument recorded in stockholders' equity. Since the September 2025 Warrants were issued to incentivize the exercise of the January 2025 Warrants, incremental fair value of approximately $14.7 million as a result of the inducement was accounted for as a non-cash equity issuance cost recognized in stockholders' equity. The incremental value was obtained from the revaluation of the January 2025 Warrants pre and post inducement exchange using a Black-Scholes option pricing model. However, there is no net impact to the consolidated statements of stockholders' equity because the warrants are equity classified.

The fair value of the September 2025 Warrants was estimated at approximately $30.4 million using a Black-Scholes option pricing model which takes into account the estimated remaining term of the warrants of five and one half years, the historical volatility of the Company's common stock commensurate with the expected term estimated at 114.20%, a risk-free interest rate of 3.67% based on the U.S. Treasury yield commensurate with the expected term, and no future dividends based on the Company's history and expectations.

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

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of September 30, 2025, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during the three and nine months ended September 30, 2025 and 2024. There was no cost of licensing revenue recognized during the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, approximately 1,356,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$110	$87	$333	$260
General and administrative	393	294	1,176	931
Total stock-based compensation	$503	$381	$1,509	$1,191

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2025:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	1,837	$4.18		$301
Granted	817	0.95
Outstanding at September 30, 2025	2,654	$3.19	7.69	$1,177
Options exercisable at September 30, 2025	1,325	$5.17	6.63	$299

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2025 were calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on September 30, 2025 of $1.61 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk free interest rate	n/a	n/a	4.25%	4.01%
Volatility	n/a	n/a	122.43%	130.41%
Expected term (years)	n/a	n/a	6.17	6.19
Expected dividend yield	n/a	n/a	—%	—%

There were no options granted during each of the three months ended September 30, 2025 and 2024. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $0.85 and $0.48, respectively.

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

As of September 30, 2025, there was $1.2 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.1 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the nine months ended September 30, 2025:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	472	$1.46
Granted	1,241	$0.96
Unvested at September 30, 2025	1,713	$1.09

As of September 30, 2025, there was $1.2 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 2.1 years. No RSUs vested during the nine months ended September 30, 2025.

Amended and Restated 2021 Employee Stock Purchase Plan

On April 22, 2021, the Board of Directors adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP"), which was approved by the Company's stockholders on June 8, 2021 and authorized the issuance of up to 300,000 shares of common stock pursuant to the 2021 ESPP. The 2021 ESPP allows employees to contribute up to 20% of their cash earnings, subject to a maximum of $25,000 per year under Internal Revenue Service rules, to be used to purchase shares of the Company’s common stock on semi-annual purchase dates. The 2021 ESPP allows eligible employees to purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period during the term of the 2021 ESPP.

On June 17, 2025, an amendment to the 2021 ESPP was approved by the stockholders of the Company, which amended and restated the 2021 ESPP (as amended and restated, the "Amended and Restated 2021 ESPP") to increase the number of shares of common stock available for sale under the 2021 ESPP by 800,000.

During the nine months ended September 30, 2025, 115,449 shares of common stock were purchased by employees under the Amended and Restated 2021 ESPP for proceeds of approximately $0.1 million. There are currently 764,155 shares of common stock reserved for issuance under the Amended and Restated 2021 ESPP as of September 30, 2025.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2025 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission, or SEC, on March 20, 2025, or our 2024 Annual Report, and our other public reports filed with the SEC.

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. In March 2024, we announced the completion of enrollment of 126 patients at clinical sites in the U.S., Europe, and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). Study sites in the U.S. and Europe account for approximately 75% of patients enrolled, with the U.S.-based sites representing the highest enrolling country. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. In August 2025, we announced the completion of a periodic review by the IDMC and positive recommendation to continue the REGAL study without modification. The final analysis will be conducted once 80 events (deaths) are reached. We anticipate that 80 events will be reached this year. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected.

In December 2020, we entered into an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as our next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of March 15, 2025, we have received an aggregate of $10.5 million in upfront and milestone payments under the 3D Medicines Agreement and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Part II, Item 1., Legal Proceedings.

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

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial with SLS009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who failed or did not respond to treatment with venetoclax-based therapies. The trial is evaluating safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg once weekly, and 60 mg once weekly or 30 mg twice a week, in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the efficacy endpoints are complete response composite rate and duration of response. Additional endpoints include event free survival, OS, and pharmacokinetic and pharmacodynamic assessments.

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

During the trial, we identified potential biomarkers currently undergoing testing as predictive markers in the most recent portion of the study. In May 2024, we announced additional preliminary data from the Phase 2a trial of SLS009 in r/r AML and successful filing of a provisional patent application around the ASXL1 mutation and SLS009, including all CDK9 inhibitor drugs. ASXL1 mutations are associated with poor prognosis in all myeloid diseases, owing to the reduced response to the current treatment options. We observed a high rate of responses in patients with myelodysplasia-related molecular mutations, or AML MR, as defined by the World Health Organization, and among AML MR patients, patients with the ASXL1 gene mutation accounted for the most responders across all dose cohorts. We expanded the ongoing study to include two additional cohorts, one with ASXL1 mutated AML patients and one with patients with myelodysplasia-related molecular abnormalities other than ASXL1 at the optimal dose level of 30 mg fixed twice weekly. In December 2024, we announced positive data from the first 3 cohorts in the Phase 2a trial.

In July 2025, we announced that the Phase 2 trial of SLS009 in r/r AML met all primary endpoints and received FDA guidance to advance our first-line therapy study. The overall response rate, or ORR, in 54 evaluable patients was 33% across all cohorts and dose levels, 40% for the 30 mg BIW dose level, and 44% in the 30 mg BIW dose among AML MR patients, all exceeding the pre-specified ORR threshold of 20%. The highest efficacy was observed among patients with ASXL1 mutations, with an ORR of 50% (9/18) at 30 mg BIW dose levels, and AML

MR with Myelomonocytic/Myelomonoblastic, or M4/M5, patients with an ORR of 50% (6/12). The median overall survival, or mOS, reached 8.9 months in patients with AML MR and 8.8 months in patients r/r to venetoclax-based regimens at a 30 mg BIW dose level, surpassing the historical benchmark of ~2.4 months. SLS009 was well-tolerated with no new safety signals observed. No dose-limiting toxicities were observed across all dose levels.

In addition, following a productive end of Phase 2 meeting, the FDA recommended that we proceed into a trial to include newly diagnosed, first-line AML patients eligible for aza/ven therapy, where the FDA noted clinical benefit might be greatest. The randomized 80-patient trial is currently in preparation and expected to begin enrollment by the first quarter of 2026. The trial will include two groups: predictive biomarker cohort (newly diagnosed patients unlikely to benefit from standard aza/ven therapy based on molecular profiling) and early venetoclax resistance cohort (patients who initiate treatment with aza/ven, but demonstrate confirmed lack of any response after two treatment cycles).

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

For SLS009, the FDA granted ODD designations in AML and peripheral T-cell lymphoma, or PTCL, and Fast Track designations for r/r AML and r/r PTCL. The FDA granted RPD designation to SLS009 for the treatment of pediatric ALL in June 2024 and the FDA granted RPD designation to SLS009 for the treatment of pediatric AML in July 2024. Also, the EMA granted ODD for SLS009 in AML and in PTCL in June 2024 and July 2024, respectively.

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

General and Administrative

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses, fees for outside legal counsel, and director and officer insurance premiums. Other general and administrative expenses include facility related costs, patent filing and prosecution costs, professional fees for business development, accounting, consulting, legal, and tax-related services associated with maintaining compliance with our Nasdaq listing and SEC reporting requirements, investor relations costs, and other expenses associated with being a public company. We expect professional fees to increase in the foreseeable future as we prepare for potential commercialization of our product candidates and continue to build our corporate infrastructure.

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

Critical Accounting Policies and Estimates

In the 2024 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2024 that are not included in Note 3 of the accompanying consolidated financial statements for the three and nine months ended September 30, 2025. Readers are encouraged to read the 2024 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$4,216	$4,362	$(146)
General and administrative	2,867	2,967	(100)
Total operating expenses	7,083	7,329	(246)
Operating loss	(7,083)	(7,329)	246
Non-operating income	292	221	71
Net loss	$(6,791)	$(7,108)	$317

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$11,292	$14,659	$(3,367)
General and administrative	8,727	9,936	(1,209)
Total operating expenses	20,019	24,595	(4,576)
Operating loss	(20,019)	(24,595)	4,576
Non-operating income:	814	451	363
Net loss	$(19,205)	$(24,144)	$4,939

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $4.2 million for the three months ended September 30, 2025 compared to $4.4 million for the three months ended September 30, 2024.

	Three Months Ended September 30,
	2025	2024	Change
External clinical trial expenses	$2,191	$2,474	$(283)
Employee related expenses	757	682	75
Stock-based compensation	110	87	23
Clinical and regulatory consulting	597	820	(223)
Manufacturing and clinical drug supply	386	160	226
Facilities and other	175	139	36
Total research and development expenses	$4,216	$4,362	$(146)

The decrease in research and development expenses of approximately $0.1 million was primarily attributable to

•$0.3 million of decreased external clinical trial expenses primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.2 million of decreased clinical consultant costs primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024; partially offset by
•$0.2 million of increased manufacturing costs due to the timing of clinical drug supply purchases for the ongoing and planned SLS009 clinical trials; and
•$0.2 million of increases to employee related expenses, stock-based compensation, and facilities and other research and development expenses combined.
Research and development expenses were $11.3 million for the nine months ended September 30, 2025 compared to $14.7 million for the nine months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024	Change
External clinical trial expenses	$5,915	$8,465	$(2,550)
Employee related expenses	2,317	2,129	188
Stock-based compensation	333	260	73
Clinical and regulatory consulting	1,487	1,979	(492)
Manufacturing and clinical drug supply	750	1,409	(659)
Facilities and other	490	417	73
Total research and development expenses	$11,292	$14,659	$(3,367)

The decrease in research and development expenses of approximately $3.4 million was primarily attributable to the following:

•$2.6 million of decreased external clinical trial expenses primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.7 million of decreased manufacturing costs and clinical drug supply purchases primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$0.5 million of decreased clinical consultant costs primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024; partially offset by
•$0.4 million of increases to employee related expenses, stock-based compensation, and facilities and other research and development expenses combined.

We anticipate that our research and development expenses will increase in the future as we continue to prepare for a potential BLA filing for GPS following the upcoming final analysis of the REGAL study and proceed into a trial to include newly diagnosed, front-line AML patients for SLS009.

General and Administrative

General and administrative expenses were $2.9 million for the three months ended September 30, 2025 compared to $3.0 million for the three months ended September 30, 2024. The $0.1 million decrease was primarily attributable to a $0.2 million decrease in legal fees, partially offset by a $0.1 million increase in personnel related expenses driven by a $0.1 million increase in non-cash stock-based compensation expense.

General and administrative expenses were $8.7 million for the nine months ended September 30, 2025 compared to $9.9 million for the nine months ended September 30, 2024. The $1.2 million decrease was primarily attributable to a $1.1 million decrease in personnel related expenses driven by the recognition of a $1.1 million one-time severance charge during the prior period, and a $0.1 million decrease in annual insurance premiums.

Non-Operating Income

Non-operating income of $0.3 million and $0.2 million during the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $0.5 million during the nine months ended September 30, 2025 and 2024, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the three and nine months ended September 30, 2025 and 2024. Through September 30, 2025, we have only generated licensing revenue from the 3D Medicines Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

On October 24, 2025, we entered into a Warrant Inducement Agreement, or the October 2025 Inducement, with an institutional investor and holder of certain existing warrants to cash exercise (i) warrants to purchase 6,514,658 shares of common stock at an exercise price of $1.535 per share, previously issued in March 2024, or the March 2024 Warrants, and (ii) warrants to purchase 15,849,056 shares of common stock at an exercise price of $1.325 per share, previously issued in August 2024, or the August 2024 Warrants. The March 2024 Warrants and the August 2024 Warrants were exercised at their original issuance exercise price plus $0.125 per share of common stock in accordance with Nasdaq rules. In consideration of the investor's agreement to exercise the March 2024 Warrants and the August 2024 Warrants, we agreed to issue new warrants to the investor to purchase up to 22,363,714 shares of common stock at an exercise price of $2.00 per share, or the October 2025 Warrants, which are exercisable immediately and will expire on the five year anniversary of issuance. The net proceeds to us from the October 2025 Inducement were approximately $29.1 million, after deducting financial advisory fees and related transaction expenses.

On September 10, 2025, we entered into a Warrant Inducement Agreement, or the September 2025 Inducement, with an institutional investor and holder of certain existing warrants to cash exercise warrants to purchase 19,685,040 shares of common stock, previously issued in January 2025, or the January 2025 Warrants, at the original issuance exercise price of $1.20 per share. In consideration of the investor’s agreement to exercise the January 2025 Warrants, we agreed to issue new warrants to the Investor to purchase up to 19,685,040 shares of common stock at an exercise price of $1.88 per share, or the September 2025 Warrants, which are exercisable immediately and will expire on the five and one half anniversary of issuance. The net proceeds to us from the September 2025 Inducement were approximately $22.0 million, after deducting financial advisory fees and related transaction expenses.

On January 29, 2025, we consummated a registered direct offering, or the January 2025 Registered Direct Offering, with an institutional investor priced at-the-market under Nasdaq rules, pursuant to which we agreed to issue and sell 8,200,000 shares of common stock and 11,485,040 pre-funded warrants exercisable for shares of common stock, together with accompanying warrants to purchase up to 19,685,040 shares of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $1.27, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $1.2699. The common warrants have an exercise price of $1.20 per share. The net proceeds to us from the January 2025 Registered Direct Offering were approximately $23.1 million, after deducting the placement agents' fees and related offering expenses.

During the nine months ended September 30, 2025, 11.6 million warrants issued in connection with previous equity financings between 2022 and 2024 were exercised at an exercise price of $0.75 per share for aggregate proceeds of approximately $8.7 million.

In December 2020, we, together with our wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement, or the 3D Medicines Agreement with 3D Medicines pursuant to which we granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, or the 3DMed Territory. As of September 30, 2025, we have received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines

Agreement, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Note 5. Legal Proceedings.

Funding Requirements

As of September 30, 2025, we had an accumulated deficit of $267.3 million, cash and cash equivalents of $44.3 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents, together with the approximately $29.1 million in net proceeds from the October 2025 Inducement, will be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements, although we may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research and development programs or be unable to expand our operations or otherwise prepare for the potential regulatory approval and commercialization of its product candidates, assuming positive data.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(23,468)	$(28,249)
Financing activities	53,902	46,750
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$30,434	$18,501

Net Cash Used in Operating Activities

Net cash used in operating activities of $23.5 million during the nine months ended September 30, 2025 was primarily attributable to our net loss of $19.2 million and a net change in our operating assets and liabilities of approximately $6.2 million, which were partially offset by net non-cash charges of approximately $1.9 million. The net change in our operating assets and liabilities is primarily attributable to an increase in prepaid expenses and other assets of approximately $2.1 million, a decrease in accrued expenses and other current liabilities of approximately $2.5 million, a decrease in operating lease liabilities of approximately $0.5 million, and a decrease in accounts payable of approximately $1.1 million. Net non-cash charges were driven by $1.5 million in non-cash stock-based compensation expense and $0.4 million in non-cash lease expense.

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

Net Cash Provided by Financing Activities

We generated $53.9 million in net cash from financing activities during the nine months ended September 30, 2025, which was due to approximately $23.1 million in net proceeds from the January 2025 Registered Direct Offering, $22.0 million in net proceeds from the September 2025 Inducement, $8.7 million in proceeds from the exercise of warrants, and approximately $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended September 30, 2025.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
4.1	Form of Inducement Warrant	8-K	4.1	September 11, 2025
4.2	Form of Inducement Warrant	8-K	4.1	October 27, 2025
10.1	Form of Inducement Agreement	8-K	10.1	September 11, 2025
10.2	Letter Agreement by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC	8-K	10.1	October 3, 2025
10.3	Form of Inducement Agreement	8-K	10.1	October 27, 2025
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: November 12, 2025