Form 10-K
period 2025-12-31
SELLAS Life Sciences Group, Inc.
filed 2026-03-19
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-K
 ________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
  ________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the registrant's common stock, $0.0001 per value per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $219,132,515 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 18, 2026, SELLAS Life Sciences Group, Inc. had outstanding 179,582,574 shares of common stock, $0.0001 par value per share, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

•changes in applicable laws, regulatory actions, judicial decisions, accounting standards, and tariffs or trade restrictions;

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
For the Year Ended December 31, 2025

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

•We have in-licensed a significant portion of our intellectual property from Memorial Sloan Kettering Cancer Center, or MSK, and GenFleet Therapeutics (Shanghai), Inc, or GenFleet. If we breach either or both of our license agreements with MSK and GenFleet, respectively, we could lose the ability to continue the development and potential commercialization of GPS or SLS009 (tambiciclib), our second product candidate which we in-licensed from GenFleet.

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. The next and final analysis will be conducted once 80 events (deaths) are reached. In December 2025, we announced that our contract research organization informed us that the pooled number of events was 72 as of December 26, 2025. We remain blinded to all efficacy and survival data outcomes and, as no outcomes analyses were performed and no statistical penalty has been incurred, this one-time update on the aggregate number of events does not impact future statistical analyses. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected. We will announce the 80th event when it occurs.

In December 2020, we entered into an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of December 31, 2025, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines, or the 3D Medicines Agreement, and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Item 3. Legal Proceedings.

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

We completed a Phase 1 dose-escalating clinical trial in the United States and China for SLS009 in mid-2023 and reported positive safety and efficacy data for both patient cohorts, that is relapsed and/or refractory AML and refractory lymphoma. We also established in the trial a recommended Phase 2 dose, or RP2D, of 60 mg once weekly or 30 mg twice weekly for AML and 100 mg once weekly for lymphomas.

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial with SLS009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who failed or did not respond to treatment with venetoclax-based therapies. The trial evaluated safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg once weekly, and 60 mg once weekly or 30 mg twice a week, in combination with aza/ven. In December 2024, we announced positive data from the first 3 cohorts in the Phase 2a trial.

In July 2025, we announced that the Phase 2 trial of SLS009 in r/r AML met all primary endpoints and received FDA guidance to advance into a first-line therapy study. The overall response rate, or ORR, in 54 evaluable patients was 33% across all cohorts and dose levels, 40% for the 30 mg BIW dose level, and 44% in the 30 mg BIW dose among patients with myelodysplasia-related molecular mutations, or AML MR, all exceeding the pre-specified ORR threshold of 20%. The highest efficacy was observed among patients with ASXL1 mutations, with an ORR of 50% (9/18) at 30 mg BIW dose levels, and AML MR with Myelomonocytic/Myelomonoblastic markers, or M4/M5 per FAB classification, patients with an ORR of 50% (6/12). The median overall survival, or mOS, reached 8.9 months in patients with AML MR and 8.8 months in patients r/r to venetoclax-based regimens at a 30 mg BIW dose level, surpassing the historical benchmark of ~2.4 months. SLS009 was well-tolerated with no new safety signals observed. No dose-limiting toxicities were observed across all dose levels.

Following a productive end of Phase 2 meeting, the FDA recommended that we proceed into a clinical trial to include newly diagnosed, first-line AML patients eligible for aza/ven therapy, where the FDA noted clinical benefit might be greatest. The randomized 80-patient Phase 2 clinical trial is currently ongoing and began enrollment in the first quarter of 2026. The clinical trial will include two groups: predictive biomarker cohort (newly diagnosed patients unlikely to benefit from standard aza/ven therapy based on molecular profiling) and early venetoclax resistance cohort (patients who initiate treatment with aza/ven, but demonstrate confirmed lack of any response after two treatment cycles).

In January 2026, we announced that we entered into an agreement with IMPACT-AML, a European collaborative initiative dedicated to advancing innovative treatments for patients with AML. Under the agreement, the IMPACT-AML network will conduct a clinical study evaluating SLS009, enabling access to multiple European clinical sites and patients. IMPACT-AML is a pan-European project and builds an inclusive clinical network (STREAM platform)

that connects patients, clinicians, and researchers to test novel AML therapies and improve patient outcomes. It is part of the prestigious EU Mission Cancer program and a top-tier scientific cluster. The IMPACT-AML project is led by a consortium of major research and clinical institutions in Europe, including IRST (IRCCS Istituto Romagnolo per lo Studio dei Tumori “Dino Amadori”), the University of Bologna, IIS LA FE (Health Research Institute Hospital La Fe), several European AML collaborative groups, and supranational organizations under the umbrella of the European Leukemia Net (ELN), as well as various university hospitals across Europe. By leveraging IMPACT-AML’s existing infrastructure and expertise, we expect to expand European patient access to SLS009 in a highly cost-efficient manner while supporting broader participation across the clinical program.

In November 2024, we announced data from preclinical studies identifying ASXL1 mutation as key predictor of SLS009 in response to solid cancers.

In May 2025, we announced data for pediatric acute lymphoblastic leukemia, or ALL, patients derived xenografts, or PDX. The experiment conducted and funded by the National Institute of Health, or NIH, through the NCI Pediatric Prelinical in Vivo Testing, or PIVOT, program, included 27 patient-derived ALL tumors from pediatric patients. Tumors were xenografted in mice in two groups, vehicle control arm and SLS009 arm. Mice were treated with a fractionated dose once per week for six consecutive weeks. Treatment was well tolerated. For all models, median survival was approximately tripled in the SLS009 arm, compared to vehicle control arm. SLS009 demonstrated delayed progression in 25/27 (93%) models and more than two times longer time to progression in 15/27 (56%) of ALL models. In addition, there were complete responses, or CR, in two models and in one of the two models CR was maintained after the treatment had been completed until the end of the study (four months). Among seven KMT2A rearranged models, time to progression was extended in all seven models, and in six out of seven (86%) time to progression was more than doubled.

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

•Phase 1 clinical trial of 3D189 (GPS) in China (our licensee, 3D Medicines is the sponsor)	Completed; final data report pending

•Phase 1 clinical trial in patients with hematologic and thoracic malignancies with no demonstrable residual/recurrent disease after debulking therapy	Completed; final data reported

•Phase 2 clinical trial in patients with AML with first complete remission (CR1) patients	Completed; final data reported

•Phase 2 clinical trial in patients with high-risk MDS or AML patients with ≥2 lines of prior therapy (CR2)	Completed; final data reported

•Phase 2 clinical trial in MM patients	Completed; final data reported

•Phase 2 randomized, double-blind, placebo-controlled clinical trial in MPM patients	Completed; final data reported

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

The protocol specifies that the study will have a planned interim safety, efficacy and futility analysis after 60 events (deaths). In addition, the charter for the Independent Data Monitoring Committee, or IDMC, for the REGAL study provides that the IDMC may conduct risk-benefit assessments at earlier points in the clinical trial. The IDMC has met several times to perform these prespecified risk-benefit assessments of unblinded data from the study and have recommended in each instance that the trial continue without modifications. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that following this interim analysis, the IDMC recommended that the trial continue without modifications. The interim futility, efficacy, and safety analysis is designed to assess whether the therapy is safe, demonstrates potential efficacy, and merits continuation. The IDMC’s review of the interim data supports the continuation of the study according to its original protocol. Based on this positive evaluation, the trial is to advance toward completion. The next and final analysis will be conducted once 80 events (deaths) are reached, further determining the potential of GPS in addressing the needs of AML patients. In December 2025, we announced that our contract research organization informed us that the pooled number of events was 72 as of December 26, 2025. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected. We will announce the 80th event when it occurs.

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

The key features and schema of this study are shown in the following graphic:

Phase 1 clinical trial of 3D189 in China

In January 2022, 3D Medicines submitted an Investigational New Drug, or IND, application to initiate the first clinical trial in China for 3D189, also known as GPS. The IND for the Phase 1 clinical trial, which is investigating safety, was accepted by China’s National Medical Products Administration, or NMPA, and the trial commenced in mid-2022. 3D Medicines is responsible for all expenses related to executing the trial in China. In the second quarter of 2022, we received a $1.0 million milestone payment which was triggered by the NMPA’s approval of the IND. The study has been completed and the final data report is pending.

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

SLS009 (Tambiciclib): Highly Selective Next Generation CDK9 Inhibitor

Overview

SLS009, or tambiciclib, is a next generation highly selective CDK9 inhibitor which we in-licensed from GenFleet in March 2022. We have worldwide development and commercialization rights, except for Greater China. See Strategic Collaborations and License Agreements - Exclusive License Agreement with GenFleet Therapeutics (Shanghai), Inc. CDK9 activity has been shown to correlate negatively with OS in several cancer types, including hematologic cancers, such as AML and lymphomas, as well as solid cancers, such as osteosarcoma, pediatric soft tissue sarcomas, melanoma, endometrial, lung, prostate, breast and ovarian cancer.

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

MCL1 (AML)
MYC (AML)
MCL1 (Lymphoma)
MYC (Lymphoma)
AML
Lymphoma
mRNA expression percent to pre-dose (%)
C1D1 pre-dose
C1D 0.5h (BIW EOI)
C1D1 2h
C1D 4h (/QW EOI)
C1D1 7h
C1D1 10h
C1D1 24h
9mg AML_BIW (n=3)
15mg AML_BIW (n=6)
22.5mg AML_BIW (n=4)
30mg AML_BIW (n=2)
40mg AML_BIW (n=3)
30mg AML_QW (n=3)
45mg AML_QW (n=5)
4.5mg lymphoma_BIW (n=5)
9mg lymphoma_BIW (n=5)
15mg lymphoma_BIW (n=5)
22.5mg Lymphoma_BIW (n=3)
30 mg lymphoma_BIW (n=5)
30 mg lymphoma_QW (n=4)
45 mg lymphoma_QW (n=3)
60 mg lymphoma_QW (n=5)

Efficacy in venetoclax resistant disease: Venetoclax, in combination with hypomethylating agents, is a key component of treatment for AML across all patient categories, especially older patients, who are the vast majority of AML patients. We believe that SLS009 has potential as a treatment option for AML patients who are refractory to or relapsed after treatment with venetoclax. We observed in the Phase 1 study that a r/r AML patient achieved a complete response and four additional r/r AML patients achieved greater than or equal to 50% decrease in bone marrow blasts which includes patients who had prior treatment with venetoclax. To our knowledge, as of March 1, 2026, SLS009 is the only CDK9 inhibitor for which a complete response as monotherapy in r/r AML has been reported. See Phase 1 Clinical Trial.

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

▪15 mg BIW: 53.8% BMB reduction;

▪30 mg QW: 57.1% BMB reduction;

▪45 mg QW: 61.3% BMB reduction;

▪60 mg QW: 77.3% BMB reduction.

◦Durable complete remission (CR) with no MRD in one patient with AML who had failed prior aza/ven therapy was achieved. The duration of the CR was eight months. Historically, best available therapy median OS for patients relapsed after aza/ven is estimated at 2.5 months.

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

Phase 2 Development Program

Phase 2a clinical trial in AML patients

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial of SLS009 in combination with aza/ven in AML patients who failed or did not respond to treatment with venetoclax-based therapies. The trial was designed to evaluate safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg QW, and 60 mg QW or 30 mg BIW, in combination with aza/ven. In addition to safety and tolerability of SLS009 in combination with aza/ven, the primary endpoints were overall response rate and duration of response. Additional endpoints included event free survival, OS, and PK assessments. The trial included several sites in the United States and was designed to enroll a minimum of 20 patients.

Patients with AML that fail venetoclax-based therapies have limited treatment options and a poor prognosis with a median OS of approximately 2.5 months. See Current AML Treatment Therapies for more information on the AML treatment landscape.

In July 2025, we announced that all primary endpoints were met in the Phase 2 clinical trial of SLS009 in r/r AML. 54 evaluable r/r AML patients who previously failed venetoclax-based therapies were enrolled and treated with SLS009, and venetoclax/azacitidine. Among the 54 treated patients, 47 had AML MR (87%) and 23 had ASXL1 mutations (43%). Among the AML MR patients, 17 had myelomonocytic/myelomonoblastic subtype of AML (M4 and M5), representing 31% of all patients.

Efficacy:

•The results exceeded the pre-specified ORR threshold of 20%, demonstrating robust clinical activity and supporting advancement into late-stage development.
•The ORR in all evaluable patients was 33% across all cohorts and dose levels and 40% for the 30mg BIW dose level.
•At the 30 mg BIW dose, among AML MR patients, the ORR was 44%.
•The highest efficacy was observed among patients with ASXL1 mutations, with an ORR of 50% (9/18) at 30 mg BIW dose levels and M4/M5 patients with 50% (6/12) ORR.
•The mOS surpassed the historical benchmark of best available therapy of 2.4 months for patients who received one prior line of therapy and 1.8 months for those who received more than one prior line of therapy.
•The mOS for patients treated with 30mg BIW, with a median of 1 prior line of therapy, was 8.8 months, while the mOS in AML MR patients reached 8.9 months vs. 2.4 months with best available therapy.
•The mOS for cohorts with a median of 2 prior lines of therapies was 4.1 months vs.1.8 months with best available therapy.

Safety: The addition of SLS009 to the venetoclax/azacitidine regimen was well tolerated and did not result in increased toxicities compared to ven/aza alone. No DLTs were observed across all dose levels.

In addition, following a productive end of Phase 2 meeting, the FDA recommended that we proceed into a trial to include newly diagnosed, first-line AML patients eligible for aza/ven therapy, where the FDA noted clinical benefit might be greatest. The randomized 80-patient trial is currently ongoing and began enrollment in the first quarter of 2026. The trial will include two groups: predictive biomarker cohort (newly diagnosed patients unlikely to benefit from standard aza/ven therapy based on molecular profiling) and early venetoclax resistance cohort (patients who initiate treatment with aza/ven, but demonstrate confirmed lack of any response after two treatment cycles).
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

In May 2025, we announced data from this PIVOT program, which included 27 patient-derived ALL tumors from pediatric patients. Tumors were xenografted in mice in two groups, vehicle control arm and SLS009 arm. Mice were treated with a fractionated dose once per week for six consecutive weeks. Treatment was well tolerated. For all models, median survival was approximately tripled in the SLS009 arm, compared to vehicle control arm. SLS009 demonstrated delayed progression in 25/27 (93%) models and more than two times longer time to progression in 15/27 (56%) of ALL models. In addition, there were complete responses, or CR, in two models and in one of the two models CR was maintained after the treatment had been completed until the end of the study (four months). Among seven KMT2A rearranged models, time to progression was extended in all seven models, and in six out of seven (86%) time to progression was more than doubled.

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

Our patent portfolio includes the following:

Patents and patent applications covering GPS and WT1-targeting peptides:

•Patents and patent applications co-owned by us and MSK:

◦Patent applications covering a heptavalent (7-peptide) immunotherapy composition and methods of use for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer pending in the United States, Australia, Canada, China, European Patent Office (or EPO), Hong Kong, India, Japan, South Korea, and Mexico, which, if granted, are expected to expire in 2040.

◦Patents covering a heptavalent (7-peptide) immunotherapy composition and uses thereof for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer in Israel and Russia, which are expected to expire in 2040.

•Patents and patent applications in-licensed from MSK:

◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in the United States, which are expected to expire in 2034; and a composition-of-matter patent covering additional WT1-targeting peptides and methods of use in the United States, which is expected to expire in 2035;

◦Composition-of-matter patents covering certain WT1-targeting peptides and methods of use in Australia, Canada, China, Hong Kong, several countries in Europe, and Japan, which are expected to expire in 2034;

◦Patent applications covering certain WT1-targeting peptides and methods of use pending in the United States, Australia, the EPO, Canada, China, and Hong Kong, which, if granted, are expected to expire in 2034;

◦Patents covering methods for treating, reducing the incidence of, or inducing an immune response against a WT1-expressing cancer, using the peptides of GPS in combination with anti-PD-1 antibody checkpoint inhibitors in the United States, Australia, China, Hong Kong, several countries in Europe, South Korea, and Japan, which are expected to expire in 2037 (United States) and 2036 (Australia, China, Hong Kong, Europe and Japan);

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

◦Composition-of-matter patent covering the WT1-427 long and WT1-331 long peptides of GPS issued in the United States, which is expected to expire in 2031, and patents covering the methods of use in the United States, which are expected to expire in 2026; a patent covering nucleic acids encoding the WT1-427 long and WT1-331 long peptides of GPS and methods of use thereof in the United States, which are expected to expire in 2026; a patent covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide in the United States, which is expected to expire in 2027; a patent covering nucleic acids encoding peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide and methods of use thereof in the United States, which is expected to expire in 2029; and a patent application covering peptide conjugates of the WT1-427 long peptide or WT1-331 long peptide pending in the United States, which, if granted, is expected to expire in 2026;

◦Composition-of-matter patents covering the WT1-427 long peptide of GPS and WT1-331 long peptide of GPS, and methods of use, in Australia, Canada, several countries in Europe, and Hong Kong, which are expected to expire in 2026;

◦Composition-of-matter patent covering a WT1-specific peptide in the United States, which is expected to expire in 2026;

◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS in the United States which is expected to expire in 2033; patent covering methods of using the WT1-122A1 long peptide of GPS in the United States, which is expected to expire in 2029; and patent application covering the WT1-122A1 long peptide of GPS and methods of use thereof pending in the United States, which, if granted, is expected to expire in 2027; and

◦Composition-of-matter patent covering the WT1-122A1 long peptide of GPS and methods of use in several countries in Europe, which is expected to expire in 2027, and patent applications covering the WT1-122A1 long peptide of GPS and methods of use pending in the EPO and Canada, which, if granted, are expected to expire in 2027.

Patents and patent applications covering SLS009:

•Patents and patent applications in-licensed from GenFleet:

◦Composition-of-matter patents covering SLS009 and use thereof in the treatment or amelioration of cancer in the United States, Australia, Brazil, Canada, Japan, Russia, South Korea, and several countries in Europe, which are expected to expire in 2038; and

◦Patents covering maleate and fumarate polymorphs of SLS009 and uses thereof in prevention or treatment of CDK9-related diseases, including cancer, in the United States, Australia, Canada, Eurasian Patent Office, South Korea, and Japan, which are expected to expire in 2042 (United States) and 2040 (Australia, Canada, Eurasian Patent Office, South Korea, and Japan); patent applications covering maleate and fumarate salt forms and polymorphs of SLS009, syntheses thereof, and use thereof in prevention or treatment of CDK9-related diseases, including cancer, pending in the United States, Brazil, the EPO, and the Eurasian Patent Office, which, if granted, are expected to expire in 2040.

•Patents and patent applications owned by us:

◦Patent applications covering methods of treating cancer in a subject having an ASXL1 mutation using CDK9 inhibitors in the Patent Cooperation Treaty (PCT) and Taiwan, which, if granted, are expected to expire in 2045.

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

Companies developing novel products with similar indications to those we are pursuing and may pursue are expected to influence our ability to penetrate and maintain market share. Principal competitors for AML broadly include companies with currently marketed products, such as AbbVie/Genentech (Venclexta), Pfizer (Mylotarg), Daiichi-Sankyo (Vanflyta), Rigel Pharmaceuticals (Rezlidhia), Syndax Pharmaceuticals (Revumenib) and Bristol Myers Squibb (Vidaza and Onureg), among others. There are also companies developing therapies to treat AML in the r/r setting, which are in earlier stages of clinical development, including emavusertib, which is in a Phase 1/2 trial in AML and being developed by Curis, and later-stage clinical development candidates which may enter the market before our potential products, such as Delta-Fly Pharma (DFP-10917) and AROG Pharmaceuticals (crenolanib).

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

As of March 1, 2026, we had 13 full-time employees. In addition to our full-time employees, we engage various independent consultants and advisors to support key areas of our business. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationship with our employees is good.

Our employees have various backgrounds, experience, and perspectives. For example, as of March 1, 2026, of our 13 employees, 54% are women, 31% are racial or ethnic minorities, and 54% have advanced degrees. In addition, two of our six Board of Director members are women. We believe we have built and continue to build a strong diverse and inclusive culture of cooperation, respect and acceptance.

We are committed to identifying, retaining, and incentivizing highly skilled employees, and we are able to recruit talented individuals through our competitive benefits, compensation packages and health and wellness initiatives, which are based on peer company benchmarks.

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

•potential audit of selected clinical trial sites to assess compliance with GCP and the integrity of the clinical data submitted in support of the NDA or BLA; and

•satisfactory completion of an FDA Advisory Committee review, if applicable;

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates an NDA or BLA and conducts inspections of the manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, information or clarification for FDA to reconsider the application. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. In September 2025, the FDA began publishing CRLs soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. If a CRL is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the marketing application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval.

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

In 2025, the FDA created a new voucher program called the Commissioner’s National Priority Voucher (“CNPV”) with the goal of radically expediting the drug and biological product review and approval process. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. None of these programs changes the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or approval process.

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

Reference a product exclusivity for biological products

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The new pathway authorized under the BPCIA allows FDA to approve, under an abbreviated application, a biological product that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product. Biosimilarity to an approved reference product requires that there be no differences in mechanism of action for the conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the follow-on biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting,” in vitro studies, in vivo animal studies, and for some biosimilar products, at least one clinical study, absent a waiver from the FDA. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a standalone BLA for the follow-on biological product is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

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

More recently, in August 2022 the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, announcing the first round of negotiated prices for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of December 2025, the Trump Administration secured deals with five major drug manufacturers to offer certain drugs at most-favored-nation prices.

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

We have obtained Orphan Medicinal Product Designations from the EMA for GPS in AML, MPM and MM.

In April 2023, the European Commission issued a proposal to revise and replace the existing general pharmaceutical legislation. As of January 2026, the three EU institutions, the European Commission, the European Parliament and the Council of the EU are in the process of negotiating the final content of the new Directive and Regulation. Once negotiations are complete, the European Parliament and the Council of the EU will vote on whether to approve the Directive and Regulation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU.

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

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA (summarized above in the section entitled “Coverage and Reimbursement”), other legislative changes have been proposed and adopted in the United States that may affect health care expenditures. For example, the 2020 Further Consolidated Appropriations Act (P.L. 116-94) included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act. The CREATES Act was enacted to address the concern articulated by both the FDA and industry stakeholders that some brand manufacturers improperly restrict the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of the brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act established a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law. The Consolidated Appropriations Act of 2021 also includes, among other things, a new requirement for patent information to be submitted to the FDA and published in a “Purple Book” that contains detailed information about each FDA-licensed biological product, analogous to the Orange Book that provides information about approved small-molecule drug products and their patent and exclusivity information under the Hatch-Waxman Act.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities, have not generated any product revenues to date, and have incurred significant research, development and other expenses related to our ongoing operations. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2025 and 2024, we reported a net loss of $26.9 million and $30.9 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $275.0 million and $248.1 million, respectively.

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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Our Phase 3 REGAL trial of GPS for AML patients who have achieved CR2 was initiated before this requirement became effective, but for any future Phase 3 trials we plan to conduct, including any registrational study for SLS009, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. Initiation of our future Phase 3 trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates. We may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

We are currently investigating SLS009 in combination with aza/ven in a Phase 2 clinical trial and we may continue to develop clinical candidates in combination with one or more currently approved cancer therapies or therapies currently in clinical development. Patients may not be able to tolerate our product candidates in combination with other therapies or dosing of our product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates may be approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being less successful commercially.

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

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies have recently faced growing inflation, higher interest rates and a potential recession. Furthermore, a prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic or ongoing political disruption such as the war between Ukraine and Russia, the conflicts in the Middle East, tensions between China and Taiwan and other geopolitical events could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, particularly between the United States and China, could also strain our existing or future partnerships, manufacturers or suppliers, possibly resulting in disruption to our clinical trials or supply, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Changes in U.S. federal policy that affect the geopolitical landscape, including tariffs, quotas, trade agreements or other trade restrictions, could give rise to circumstances outside our control that could have negative impacts on our business. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries, including a 145% tariff on product imports from China. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, the ongoing conflict between Russia and Ukraine, the conflicts in the Middle East, tensions between China and Taiwan and other geopolitical events, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

More recently, the National Defense Authorization Act for Fiscal Year 2026 includes a section titled, “Prohibition on Contracting with Certain Biotechnology Providers,” aimed at discouraging federal contracting with certain biotechnology companies for biotechnology equipment or services in China and other countries of concern. The statute prohibits federal executive agencies from procuring any biotechnology equipment or service from a biotechnology company of concern or contracting with any such company or any entity that procures or uses equipment or services from a biotechnology company of concern. Such prohibitions may limit our ability to partner with Chinese entities offering biotechnology equipment or services in connection with the development, testing, manufacturing or distribution of our product candidates or future products, if approved.

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

•the failure to meet product quality standards or comply with cGMP regulations;

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

We and the CMOs we rely on will need to conduct phase appropriate development work for each product candidate for each target indication for studies, trials and commercial launch readiness. We intend to improve the existing processes for GPS in connection with more advanced clinical trials or commercialization efforts we may undertake in the future. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, storage issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by infectious disease outbreaks, pandemics, earthquakes and other natural disasters, equipment failures, labor shortages, lack of adequate temperature controls, power failures, and numerous other factors. We currently estimate that we have sufficient clinical supplies to support our clinical trials, however, this estimate is dependent on patient enrollment rates and a number of other factors and, accordingly, could change. Moreover, current clinical supplies may not be adequate for future clinical studies.

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

Judicial Interpretations: Court decisions, particularly those from the United States Supreme Court and the Federal Circuit, play a crucial role in shaping patent law and practice. Shifts in judicial interpretations, such as alterations to the criteria for patent eligibility or obviousness-type double patenting, or the standard for proving patent infringement, may impact prosecution, defense, and enforcement of certain patent claims in our patent portfolio.

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

In Europe, the European Commission has granted marketing authorizations for multiple biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

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

We expect any product candidate which we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. There are several biopharmaceutical companies which have approved treatments options in the United States for AML broadly, with different mechanisms of action, including AbbVie/Genentech (Venclexta), Pfizer (Mylotarg), Daiichi-Sankyo (Vanflyta), Rigel Pharmaceuticals (Rezlidhia), Syndax Pharmaceuticals (Revumenib) and Bristol Myers Squibb (Vidaza and Onureg).

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

More recently, in August 2022, the IRA was signed into law. Among other things, the IRA (see above “Government Regulation—Healthcare Reform”). If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities announcing the first round of negotiated prices for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2025. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

As of March 1, 2026, we had 13 full-time employees. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, regulatory, sales, marketing, financial and other resources may increase. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates to complement our management and employees currently in place and to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of approximately $77.7 million and $5.0 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Merger constituted an ownership change and as such, our ability to use our NOL carryforwards is materially limited, which may harm our future operating results by effectively increasing our future tax obligations.

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

The market price of shares of our common stock has exhibited substantial volatility. Between January 1, 2025 and December 31, 2025, the daily closing price of shares of our common stock as reported on Nasdaq ranged from a low of $0.92 to a high of $3.77. The market price of shares of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

•government regulation of drug pricing; and

•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine, the conflicts in the Middle East, tensions between China and Taiwan and other geopolitical events.

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. In addition, negotiations on the next FDA user fee reauthorization package began in mid-2025, and any agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.

In addition, disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of December 31, 2025, we had reserved for issuance 58,481,974 shares of our common stock issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $1.74 per share, 2,651,902 shares of our common stock issuable upon the exercise of outstanding stock options at a weighted-average exercise price of $3.19 per share, and 897,009 shares of our common stock issuable upon the vesting of outstanding restricted stock units with a weighted average grant date fair value of $1.09 per share. Upon exercise or conversion, the underlying shares, similar to those issued as the settlement payment, may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer and Vice President, General Counsel and Corporate Secretary, with the assistance of our contracted third-party cybersecurity advisors. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including incident response processes. As discussed above, these management team members periodically report to the Audit Committee about cybersecurity threat risks, among other cybersecurity related matters.

ITEM 2. PROPERTIES

We lease our headquarters in New York, New York. The lease covers approximately 8,455 square feet of office space and expires in September 2027. We believe that our facility is adequate for our current needs.

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

Holders

As of March 18, 2026, there were approximately 10 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Purchases of Equity Securities

During the year ended December 31, 2025, we did not purchase any of our equity securities. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Previous Columns)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan	17,220	$113.00	—
2023 Amended and Restated Equity Incentive Plan	2,634,682	$2.47	1,369,809
Restricted Stock Units	897,009	N/A	—
2021 Employee Stock Purchase Plan	—	N/A	764,155
Equity compensation plans not approved by security holders
None	—	—	—
Total	3,548,911	$3.19	2,133,964

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. The next and final analysis will be conducted once 80 events (deaths) are reached. In December 2025, we announced that our contract research organization informed us that the pooled number of events was 72 as of December 26, 2025. We remain blinded to all efficacy and survival data outcomes and, as no outcomes analyses were performed and no statistical penalty has been incurred, this one-time update on the aggregate number of events does not impact future statistical analyses. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected. We will announce the 80th event when it occurs.

In December 2020, we entered into an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as the Company’s next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of December 31, 2025, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines, or the 3D Medicines Agreement, and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Item 3. Legal Proceedings.

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

SLS009, or Tambiciclib: Highly Selective Next Generation CDK9 Inhibitor

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

We completed a Phase 1 dose-escalating clinical trial in the United States and China for SLS009 in mid-2023 and reported positive safety and efficacy data for both patient cohorts, that is relapsed and/or refractory AML and refractory lymphoma. We also established in the trial a recommended Phase 2 dose, or RP2D, of 60 mg once weekly or 30 mg twice weekly for AML and 100 mg once weekly for lymphomas.

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

In July 2025, we announced that the Phase 2 trial of SLS009 in r/r AML met all primary endpoints and received FDA guidance to advance into a first-line therapy study. The overall response rate, or ORR, in 54 evaluable patients was 33% across all cohorts and dose levels, 40% for the 30 mg BIW dose level, and 44% in the 30 mg BIW dose among patients with myelodysplasia-related molecular mutations, or AML MR, all exceeding the pre-specified ORR threshold of 20%. The highest efficacy was observed among patients with ASXL1 mutations, with an ORR of 50% (9/18) at 30 mg BIW dose levels, and AML MR with Myelomonocytic/Myelomonoblastic markers, or M4/M5 per FAB classification, patients with an ORR of 50% (6/12). The median overall survival, or mOS, reached 8.9 months in patients with AML MR and 8.8 months in patients r/r to venetoclax-based regimens at a 30 mg BIW dose level, surpassing the historical benchmark of ~2.4 months. SLS009 was well-tolerated with no new safety signals observed. No dose-limiting toxicities were observed across all dose levels.

Following a productive end of Phase 2 meeting, the FDA recommended that we proceed into a clinical trial to include newly diagnosed, first-line AML patients eligible for aza/ven therapy, where the FDA noted clinical benefit might be greatest. The randomized 80-patient Phase 2 clinical trial is currently ongoing and began enrollment in the first quarter of 2026. The clinical trial will include two groups: predictive biomarker cohort (newly diagnosed patients unlikely to benefit from standard aza/ven therapy based on molecular profiling) and early venetoclax resistance cohort (patients who initiate treatment with aza/ven, but demonstrate confirmed lack of any response after two treatment cycles).

In January 2026, we announced that we entered into an agreement with IMPACT-AML, a European collaborative initiative dedicated to advancing innovative treatments for patients with AML. Under the agreement, the IMPACT-AML network will conduct a clinical study evaluating SLS009, enabling access to multiple European clinical sites and patients. IMPACT-AML is a pan-European project and builds an inclusive clinical network (STREAM platform) that connects patients, clinicians, and researchers to test novel AML therapies and improve patient outcomes. It is part of the prestigious EU Mission Cancer program and a top-tier scientific cluster. The IMPACT-AML project is led by a consortium of major research and clinical institutions in Europe, including IRST (IRCCS Istituto Romagnolo per lo Studio dei Tumori “Dino Amadori”), the University of Bologna, IIS LA FE (Health Research Institute Hospital La Fe), several European AML collaborative groups, and supranational organizations under the umbrella of the European Leukemia Net (ELN), as well as various university hospitals across Europe. By leveraging IMPACT-AML’s existing infrastructure and expertise, we expect to expand European patient access to SLS009 in a highly cost-efficient manner while supporting broader participation across the clinical program.

In November 2024, we announced data from preclinical studies identifying ASXL1 mutation as key predictor of SLS009 in response to solid cancers.

In May 2025, we announced data for pediatric acute lymphoblastic leukemia, or ALL, patients derived xenografts, or PDX. The experiment conducted and funded by the National Institute of Health, or NIH, through through the NCI Pediatric Preclinical in Vivo Testing, or PIVOT, program, included 27 patient-derived ALL tumors from pediatric patients. Tumors were xenografted in mice in two groups, vehicle control arm and SLS009 arm. Mice were treated with a fractionated dose once per week for six consecutive weeks. Treatment was well tolerated. For all models, median survival was approximately tripled in the SLS009 arm, compared to vehicle control arm. SLS009 demonstrated delayed progression in 25/27 (93%) models and more than two times longer time to progression in 15/27 (56%) of ALL models. In addition, there were complete responses, or CR, in two models and in one of the two models CR was maintained after the treatment had been completed until the end of the study (four months). Among seven KMT2A rearranged models, time to progression was extended in all seven models, and in six out of seven (86%) time to progression was more than doubled.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$16,022	$19,096	$(3,074)
General and administrative	12,252	12,417	(165)
Total operating expenses	28,274	31,513	(3,239)
Loss from operations	(28,274)	(31,513)	3,239
Non-operating income	1,411	632	779
Net loss	$(26,863)	$(30,881)	$4,018

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $16.0 million for the year ended December 31, 2025 compared to $19.1 million for the year ended December 31, 2024. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year ended December 31,
	2025	2024	Change
External clinical trial expenses:
GPS	4,257	6,669	(2,412)
SLS009	3,486	4,469	(983)
Employee related expenses	3,045	2,808	237
Stock-based compensation	434	347	87
Clinical and regulatory consulting	2,024	2,495	(471)
Manufacturing and clinical drug supply	2,093	1,742	351
Facilities and other	683	566	117
Total research and development expenses	$16,022	$19,096	$(3,074)

The decrease in research and development expenses of approximately $3.1 million was primarily attributable to the following:

•$2.4 million of decreased external clinical trial expenses related to GPS primarily driven by the completion of enrollment in the REGAL study in the first quarter of 2024;
•$1.0 million of decreased external clinical trial expenses related to SLS009 primarily driven by the completion of enrollment in our Phase 2a trial in the current period;
•$0.5 million of decreased clinical consulting costs driven by the completion of enrollment in the REGAL study in the first quarter of 2024; partially offset by
•$0.4 million of increased manufacturing costs as we prepare for a potential BLA filing for GPS following final analysis of the REGAL study;
•$0.4 million of increased employee related expenses, stock-based compensation, and facilities and other research and development costs combined.

We anticipate that our research and development expenses will increase in the future as we continue to prepare for a potential BLA filing for GPS following the upcoming final analysis of the REGAL study and proceed into a randomized Phase 2 clinical trial to include newly diagnosed, front-line AML patients for SLS009.

General and Administrative

General and administrative expenses were $12.3 million for the year ended December 31, 2025 compared to $12.4 million for the year ended December 31, 2024. The $0.1 million decrease was primarily attributable to a $0.8 million decrease in employee related expenses which was driven by the recognition of a $1.1 million one-time severance charge in the prior period partially offset by a $0.3 million increase in non-cash stock-based compensation and a $0.7 million increase in legal fees.

Non-Operating Income

Non-operating income of $1.4 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales in the years ended December 31, 2025 and 2024. Through December 31, 2025, we have only generated licensing revenue from the 3D Medicines Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

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

During the year ended December 31, 2025, the Company received approximately $12.6 million in proceeds from the exercise of 16.8 million warrants exercisable for shares of common stock at an exercise price of $0.75 per share. Subsequent to December 31, 2025, the Company received an additional $42.6 million in proceeds from the exercise of 26.4 million warrants at a weighted-average exercise price of approximately $1.61 per share.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. As of December 31, 2025, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of December 31, 2025, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Part I, Item 3. Legal Proceedings.

Funding Requirements

As of December 31, 2025, we had an accumulated deficit of $275.0 million, cash and cash equivalents of $71.8 million and restricted cash and cash equivalents of $0.1 million. In addition, we had current liabilities of $7.0 million as of December 31, 2025. We expect that our cash and cash equivalents, together with the $42.6 million in proceeds from warrant exercises received subsequent to December 31, 2025, will be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements, although we may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

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

Components of Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$71,793	$13,886
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$71,893	$13,986

Restricted cash and cash equivalents of $0.1 million as of December 31, 2025 and 2024 relates to certificates of deposit maintained on hand with our financial institutions as collateral for our corporate credit cards.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(28,389)	$(35,402)
Financing activities	86,296	46,758
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$57,907	$11,356

Net Cash Used in Operating Activities

Net cash used in operating activities of $28.4 million during the year ended December 31, 2025 was primarily attributable to our net loss of $26.9 million and a $4.1 million change in our operating assets and liabilities, partially offset by non-cash charges of $2.6 million. The net change in our operating assets and liabilities is due to a decrease in accounts payable and accrued expenses and other current liabilities of approximately $2.5 million, an increase in prepaid expenses and other assets of approximately $1.0 million, and a decrease in operating lease liabilities of approximately $0.6 million. Non-cash charges were driven by approximately $2.0 million in non-cash stock-based compensation expense and $0.6 million in non-cash lease expense.

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

Net Cash Flow from Financing Activities

We generated $86.3 million of net cash from financing activities for the year ended December 31, 2025, which was due to $51.0 million in aggregate net proceeds received from the September 2025 Warrant Inducement and October 2025 Warrant Inducement, $23.1 million in net proceeds received from the January 2025 Registered Direct Offering, $12.6 million in proceeds received from the exercise of warrants, and $0.1 million in proceeds received from the issuance of common stock under our employee stock purchase plan, partially offset by $0.5 million to satisfy tax withholding on vesting of restricted stock units.

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

Contractual Obligations and Other Commitments

Leases

Our lease commitments reflect payments due under our lease agreement for our office space in New York, New York that expires in September 2027. As of December 31, 2025, our contractual commitment for our lease was $1.1 million, which will be paid over the remaining term of the lease. For additional information on our leases and timing of future payments, please read Note 6, Leases, to the consolidated financial statements included in this Form 10-K.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
SELLAS Life Sciences Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SELLAS Life Sciences Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

San Jose, California
March 19, 2026

We have served as the Company’s auditor since 2018.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$71,793	$13,886
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	3,318	2,341
Total current assets	75,211	16,327
Operating lease right-of-use assets	963	925
Goodwill	1,914	1,914
Deposits and other assets	257	266
Total assets	$78,345	$19,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,948	$3,500
Accrued expenses and other current liabilities	3,525	5,466
Operating lease liabilities	544	544
Total current liabilities	7,017	9,510
Operating lease liabilities, non-current	457	457
Total liabilities	7,474	9,967
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized, 153,103,459 and 73,977,459 shares issued and outstanding at December 31, 2025 and 2024, respectively	15	7
Additional paid-in capital	345,844	257,583
Accumulated deficit	(274,988)	(248,125)
Total stockholders’ equity	70,871	9,465
Total liabilities and stockholders’ equity	$78,345	$19,432

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$16,022	$19,096
General and administrative	12,252	12,417
Total operating expenses	28,274	31,513
Loss from operations	(28,274)	(31,513)
Non-operating income:
Interest income	1,411	632
Total non-operating income	1,411	632
Net loss	$(26,863)	$(30,881)

Per share information:
Net loss per common share, basic and diluted	$(0.25)	$(0.50)
Weighted-average common shares outstanding, basic and diluted	109,051,215	61,202,412

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at January 1, 2024	32,132,890	$3	$209,265	$(217,244)	$(7,976)
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	27,500,070	3	46,161	—	46,164
Issuance of common stock upon the exercise of pre-funded warrants	13,378,302	1	—	—	1
Issuance of common stock upon the exercise of warrants	745,850	—	559	—	559
Issuance of common stock under employee stock purchase plan	103,853	—	98	—	98
Vesting of restricted stock units	172,199	—	—	—	—
Tax withholding on vesting of restricted stock units	(55,705)	—	(64)	—	(64)
Stock-based compensation	—	—	1,564	—	1,564
Net loss	—	—	—	(30,881)	(30,881)
Balance at December 31, 2024	73,977,459	7	257,583	(248,125)	9,465
Issuance of common stock upon warrant inducements, net of issuance costs	42,048,754	4	51,055	—	51,059
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	8,200,000	1	23,050	—	23,051
Issuance of common stock upon the exercise of warrants	16,823,735	2	12,615	—	12,617
Issuance of common stock upon the exercise of pre-funded warrants	11,485,040	1	—	—	1
Issuance of common stock under employee stock purchase plan	115,449	—	112	—	112
Vesting of restricted stock units	804,553	—	—	—	—
Tax withholding on vesting of restricted stock units	(351,531)	—	(527)	—	(527)
Stock-based compensation	—	—	1,956	—	1,956
Net loss	—	—	—	(26,863)	(26,863)
Balance at December 31, 2025	153,103,459	$15	$345,844	$(274,988)	$70,871

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,863)	$(30,881)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,956	1,564
Non-cash lease expense	597	561
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(968)	(1,790)
Accounts payable	(535)	(2,139)
Accrued expenses and other current liabilities	(1,941)	(2,184)
Operating lease liabilities	(635)	(533)
Net cash used in operating activities	(28,389)	(35,402)
Cash flows from financing activities:
Proceeds from warrant inducements, net of issuance costs	51,042	—
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	23,051	46,164
Proceeds from the exercise of common stock warrants and pre-funded warrants	12,618	560
Proceeds from employee stock plan purchases	112	98
Tax withholding on vesting of restricted stock units	(527)	(64)
Net cash provided by financing activities	86,296	46,758
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	57,907	11,356
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of year	13,986	2,630
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of year	$71,893	$13,986

Supplemental disclosure of cash flow information:
Cash received during the year for interest	$1,411	$632
Supplemental disclosures:
Fair value of common stock warrants issued in warrant inducements	$67,412	$—
Warrant modifications recorded in stockholders' equity	$—	$725
Increase in operating lease right of use assets and current and non-current operating lease liabilities	$526	$526
Offering costs in accounts payable and accrued expenses	$17	$—

See accompanying notes to these consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

SELLAS Life Sciences Group, Inc. is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. SELLAS' second product candidate is SLS009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which the Company licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("SLS009 Territory"). Both GPS and SLS009 have potential as monotherapies or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

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

During the year ended December 31, 2025, the Company received approximately $12.6 million in proceeds from the exercise of 16.8 million at an exercise price of $0.75 per share. Subsequent to December 31, 2025, the Company received an additional $42.6 million in proceeds from the exercise of 26.4 million warrants at a weighted-average exercise price of approximately $1.61 per share.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement (the “3D Medicines Agreement”) with 3D Medicines Inc. ("3D Medicines"), pursuant to which the Company granted 3D Medicines a sublicensable, royalty-bearing license, under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan ("3DMed Territory"). As of December 31, 2025, the Company has received an aggregate of $10.5 million in upfront payments and certain technology transfer and regulatory milestones. There is a total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, that remains under the 3D Medicines Agreement, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 6, Legal Proceedings.

As of December 31, 2025, the Company had cash and cash equivalents of $71.8 million and restricted cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are available to be issued. The Company expects its cash and cash equivalents, together with the $42.6 million in proceeds from warrant exercises received subsequent to December 31, 2025, will be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, although the Company may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $275.0 million as of December 31, 2025. During the year ended December 31, 2025, the Company incurred a net loss of $26.9 million and used $28.4 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, reference in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc. and its wholly owned subsidiaries, SELLAS Life Sciences Group, Ltd., a privately held

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Bermuda exempted company, SLSG Limited, LLC, and Sellas Life Sciences Limited. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

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

As of December 31, 2025 and 2024, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the years ended December 31, 2025 and 2024.

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

The following table provides a reconciliation of the components of cash, cash equivalents, restricted cash, and restricted cash equivalents reported in the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$71,793	$13,886
Restricted cash and cash equivalents	100	100
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$71,893	$13,986

As of December 31, 2025 and 2024, the Company maintained $0.1 million on hand with the Company's financial institutions as collateral for its corporate credit cards.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company's goodwill balance at December 31, 2025 and 2024 was $1.9 million. The Company did not recognize any impairment of goodwill during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were no accumulated impairment losses related to goodwill.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax returns, if such a position is more likely than not to be sustained. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense. No interest or penalties associated with unrecognized tax positions were recognized in either of the years ended December 31, 2025 or 2024.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The weighted average number of common stock outstanding also includes pre-funded warrants and shares held in abeyance because their exercise requires only nominal consideration for the delivery of the shares. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as their impact would be anti-dilutive (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31,
	2025	2024
Common stock warrants	58,482	55,955
Stock options	2,651	1,837
Restricted stock units	897	472
	62,030	58,264

Recent Accounting Standards Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by prescribing standard categories and greater disaggregation of information in the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption either prospectively or retrospectively. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirement prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 11, Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

There were no payments made to GenFleet pursuant to the exclusive license agreement during the years ended December 31, 2025 and 2024.

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

    The Company incurred $0.1 million of guaranteed minimum royalty payments under the Second MSK A&R License Agreement during the years ended December 31, 2025 and 2024. Such expenses have been included in research and development costs.

5. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Clinical trial costs	$2,901	$2,172
Professional fees	155	130
Insurance	39	39
Other	223	—
Prepaid expenses and other current assets	$3,318	$2,341

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Compensation and related benefits	$1,753	$1,777
Clinical trial costs	1,540	3,339
Professional fees	190	308
Other	42	42
Accrued expenses and other current liabilities	$3,525	$5,466

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. Except for this arbitration proceeding, as of December 31, 2025, there was no other pending or threatened litigation.

Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which commenced on June 5, 2020 and was amended in February 2022 to add additional space. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract.

On October 1, 2025, the Company agreed to extend the expiration date for its office space by one year through September 30, 2027. The Company assessed the amendment for the lease extension and determined it should be accounted for as a modification of the existing operating leases. Accordingly, on the effective modification date, the Company recognized an increase to its operating lease liabilities and corresponding operating lease right-of-use assets of approximately $0.5 million for the remeasurement at present value of the remaining lease payments using a discount rate of 13.0%.

The weighted average discount rate used to account for the Company's operating lease under ASC 842, Leases, as of December 31, 2025 and 2024 was approximately 13.0%. As of December 31, 2025, the lease had a remaining term of 1.75 years.

Rent expense related to the Company's operating lease was approximately $0.6 million for each of the years ended December 31, 2025 and 2024. The Company made cash payments related to operating leases of approximately $0.6 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively.

Future minimum rental payments under the Company's non-cancelable operating lease are as follows as of December 31, 2025 (in thousands):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total minimum lease payments:
2026	$635
2027	477
Total future minimum lease payments	1,112
Less: imputed interest	(111)
Operating lease liabilities	$1,001

7. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of December 31, 2025 and 2024.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

Shares of common stock reserved for future issuance are as follows (in thousands):

December 31, 2025
Warrants outstanding	58,482
Stock options outstanding	2,651
Restricted stock units outstanding	897
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	1,370
Shares reserved for future issuance under the Employee Stock Purchase Plans	764
Total shares of common stock reserved for future issuance	64,164

8. Warrants to Acquire Shares of Common Stock

The following is a summary of the Company's warrants to acquire shares of common stock activity for the year ended December 31, 2025 (in thousands, except per share data):

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Warrant Issuance	Outstanding, December 31, 2024	Granted	Exercised	Canceled/Expired	Outstanding, December 31, 2025	Exercise Price Per Share	Expiration
Warrants classified as equity:
October 2025 Inducement	—	22,364	—	—	22,364	$2.0000	October 2030
September 2025 Inducement	—	19,685	—	—	19,685	$1.8800	March 2031
January 2025 Registered Direct Offering	—	19,685	(19,685)	—	—	$1.2000	January 2030
January 2025 Pre-Funded Warrants	—	11,485	(11,485)	—	—	$0.0001	n/a
August 2024 Registered Direct Offering	15,849	—	(15,849)	—	—	$1.2000	August 2029
March 2024 Registered Direct Offering	13,029	—	(6,515)	—	6,514	$1.4100	September 2029
January 2024 Offering	11,467	—	(4,170)	—	7,297	$0.7500	January 2029
Other	15,610	—	(12,654)	(334)	2,622	$2.1086	April 2027 - January 2029
	55,955	73,219	(70,358)	(334)	58,482

Subsequent to December 31, 2025, 26.4 million warrants were exercised at a weighted-average exercise price of approximately $1.61 per share for aggregate proceeds of approximately $42.6 million.

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

The Company accounted for the September 2025 Inducement as an exercise of the January 2025 Warrants in exchange for the issuance of the September 2025 Warrants, which is a free-standing financial instrument recorded in stockholders' equity. Since the September 2025 Warrants were issued to incentivize the exercise of the January 2025 Warrants, incremental fair value of approximately $14.7 million as a result of the inducement was accounted for as a non-cash equity issuance cost recognized in stockholders' equity. The incremental value was obtained from the revaluation of the January 2025 Warrants pre and post inducement exchange using a Black-Scholes option pricing model. However, there is no net impact to the consolidated statements of stockholders' equity because the warrants are equity classified. The fair value of the September 2025 Warrants was estimated at approximately $30.4 million using a Black-Scholes option pricing model which takes into account the exercise price, the estimated remaining term of the warrants of five and one half years, the historical volatility of the Company's common stock commensurate with the expected term estimated at 114.20%, a risk-free interest rate of 3.67% based on the U.S. Treasury yield commensurate with the expected term, and no future dividends based on the Company's history and expectations.

The Company accounted for the October 2025 Inducement as an exercise of the March 2024 Warrants and August 2024 Warrants in exchange for the issuance of the October 2025 Warrants, which is a free-standing financial instrument recorded in stockholders' equity. Since the October 2025 Warrants were issued to incentivize the exercise of the March 2024 Warrants and August 2024, incremental fair value of approximately $16.1 million as

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

a result of the inducement was accounted for as a non-cash equity issuance cost recognized in stockholders' equity. The incremental value was obtained from the revaluation of the March 2024 Warrants and August 2024 Warrants pre and post inducement exchange using a Black-Scholes option pricing model. However, there is no net impact to the consolidated statements of stockholders' equity because the warrants are equity classified. The fair value of the October 2025 Warrants was estimated at approximately $37.0 million using a Black-Scholes option pricing model which takes into account the exercise price including the $0.125 per share in additional consideration in accordance with Nasdaq rules, the estimated remaining term of the warrants of five years, the historical volatility of the Company's common stock commensurate with the expected term estimated at 117.24%, a risk-free interest rate of 3.60% based on the U.S. Treasury yield commensurate with the expected term, and no future dividends based on the Company's history and expectations.

9. Licensing Revenue

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

Revenue Recognition

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of December 31, 2025, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 6, Legal Proceedings.

There was no licensing revenue recognized during the years ended December 31, 2025 and 2024, and there was no cost of licensing revenue recognized during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025, approximately 1,370,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$434	$346
General and administrative	1,522	1,218
Total stock-based compensation	$1,956	$1,564

Options to Purchase Shares of Common Stock

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards and the following assumptions were used for stock options granted during the years ended December 31, 2025 and 2024, respectively:

	Years Ended December 31,
	2025	2024
Risk free interest rate	4.25%	4.01%
Volatility	122.43%	130.41%
Expected term (years)	6.17	6.19
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $0.85 and $0.48, respectively.

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

As of December 31, 2025, there was approximately $1.0 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.1 years.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes stock option activity of the Company for the years ended December 31, 2025 and 2024, respectively:

	Total Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	1,607	$5.92
Granted	671	0.53
Canceled	(441)	4.97
Outstanding at December 31, 2024	1,837	4.18
Granted	817	0.95
Canceled	(3)	0.72
Outstanding at December 31, 2025	2,651	$3.19	7.43	$4,837
Vested and exercisable at December 31, 2025	1,406	$5.02	6.42	$1,536

The aggregate intrinsic values of outstanding and exercisable stock options at December 31, 2025 were calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2025 of $3.77 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

Time-Vested RSUs and RSUs with Performance Conditions

The Company granted RSUs pursuant to the Company's 2023 Amended and Restated Equity Incentive Plan that will settle in shares of common stock. As of December 31, 2025, there was approximately $1.0 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.1 years.

The following table summarizes RSU activity of the Company for the years ended December 31, 2025 and 2024, respectively:

	Total Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	338	$2.99
Granted	429	$0.52
Vested	(172)	$1.86
Canceled	(123)	$1.84
Unvested at December 31, 2024	472	$1.46
Granted	1,241	$0.96
Vested	(805)	$1.10
Canceled	(11)	$0.88
Unvested at December 31, 2025	897	$1.09

The total fair value of RSUs vested was approximately $1.2 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively.

Amended and Restated 2021 Employee Stock Purchase Plan

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

During the years ended December 31, 2025 and 2024, 115,449 and 103,853 shares of common stock, respectively, were purchased by employees under the 2021 ESPP for proceeds of approximately $0.1 million. There are approximately 764,000 shares of common stock reserved for issuance under the 2021 ESPP as of December 31, 2025.

11. Income Taxes

The components of the Company's loss before income taxes are as follows (in thousands):

	As of December 31,
	2025	2024
U.S.	$(9,569)	$(9,535)
Non - U.S.	(17,294)	(21,346)
	$(26,863)	$(30,881)

The components of the Company's net deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$16,730	$14,116
Licensing deduction deferral	2,763	3,286
Capitalized Section 174 research and development	2,185	2,502
Stock-based compensation	797	622
Lease liability	216	216
Other	355	324
Gross deferred tax assets	23,046	21,066
Valuation allowance	(22,838)	(20,866)
Net deferred tax assets	$208	$200
Deferred tax liabilities:
Right of use asset	(208)	(200)
Gross deferred tax liabilities	(208)	(200)
Net deferred tax liabilities	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes after the adoption of ASU 2023-09 is as follows:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2025
	$	%
U.S. federal statutory income tax rate	(5,641)	21.0%
Valuation allowance	1,917	(7.1)%
Nontaxable or nondeductible items	140	(0.5)%
Other	(47)	0.2%
Foreign rate differential - Bermuda	3,631	(13.5)%
Effective income tax rate	—	—

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31, 2024
%
U.S. federal statutory income tax rate	21.0%
State and local taxes, net of federal benefit	0.4%
Foreign rate differential	(14.5)%
Valuation allowance	(6.6)%
Permanent differences	(0.5)%
Other	0.2%
Effective income tax rate	—%

There was no income taxes paid, or refunds received, during the years ended December 31, 2025 and 2024. There was no income tax benefit or expense for the years ended December 31, 2025 and 2024.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by approximately $2.0 million for the year ended December 31, 2025, which was primarily driven by increases in net operating loss ("NOL") carryforwards and partially offset by decreases related to licensing deduction deferrals and capitalized research and development.

At December 31, 2025, the Company had domestic federal and state net operating loss carryforwards of approximately $77.7 million and $5.0 million, respectively, available to reduce future taxable income, which expire beginning in 2027.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception, which may have resulted in a

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.
The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2025, all of the Company's federal and state tax returns are open to examination due to net operating loss and research and development credit carryforwards.
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

As of December 31, 2025, the Company has no unrecognized tax benefits or accrued interest or penalties associated with uncertain tax positions. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.

12. Employee Benefit Plan

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $117,000 and $124,000 for the years ended December 31, 2025 and 2024, respectively. These amounts were charged to the consolidated statements of operations. The employer contributions vest immediately.

13. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2025 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule10b5-1 of the Exchange Act or any similar arrangements during the fourth quarter of 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year pursuant to Regulation 14A for its 2026 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year pursuant to Regulation 14A for its 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year pursuant to Regulation 14A for its 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year pursuant to Regulation 14A for its 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year pursuant to Regulation 14A for its 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.), amended as of December 27, 2017.	10-K	3.1	April 13, 2018
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	3.1	March 12, 2018
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	November 6, 2019
3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.3	January 5, 2018
4.1	Form of Common Stock Certificate.	10-K	4.1	April 13, 2018
4.2	Form of Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated April 13, 2011.	8-K	10.1	April 14, 2011
4.3	First Amendment to Contingent Value Rights Agreement among the Registrant (formerly RXi Pharmaceuticals Corporation), Computershare Trust Company, N.A., Computershare Inc., and Robert E Kennedy, dated February 15, 2012.	10-K	10.2	March 28, 2012
4.4	Form of Warrant.	8-K	4.1	April 1, 2022
4.5	Description of Securities.	10-K	4.41	March 13, 2020
4.6	Form of Warrant.	8-K	4.1	February 24, 2023
4.7	Form of Common Warrant issued in connection with January 2024 Offering.	8-K	4.2	January 8, 2024
4.8	Form of Pre-Funded Warrant issued in connection with January 2024 Offering.	8-K	4.1	January 8, 2024
4.9	Form of Common Warrant issued in connection with March 2024 Registered Direct Offering.	8-K	4.2	March 15, 2024
4.10	Form of Pre-Funded Warrant issued in connection with March 2024 Registered Direct Offering.	8-K	4.1	March 15, 2024
4.11	Form of Pre-Funded Warrant.	8-K	4.1	August 1, 2024
4.12	Form of Common Warrant.	8-K	4.2	August 1, 2024
4.13	Form of Pre-Funded Warrant.	8-K	4.1	January 29, 2025
4.14	Form of Warrant.	8-K	4.2	January 29, 2025
4.15	Form of Inducement Warrant	8-K	4.1	September 11, 2025
4.16	Form of Inducement Warrant	8-K	4.1	October 27, 2025
9.1	Securities Purchase Agreement dated March 7, 2018 by and between the Registrant and certain investors.	8-K	10.1	March 12, 2018
10.1*	SELLAS Life Sciences Group, Ltd Stock Incentive Plan #1.	S-4/A	10.61	October 30, 2017
10.2*	Form of Restricted Stock Unit Grant and Agreement under SELLAS Life Sciences Group Ltd Stock Incentive Plan #1.	S-4/A	10.63	October 30, 2017
10.3*	2017 Equity Incentive Plan of the Registrant.	8-K	10.10	January 5, 2018

Exhibit Number	Description	Form	Exhibit	Filing Date
10.4*	Form of Stock Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan.	8-K	10.2	March 19, 2018
10.5*	Form of Restricted Stock Unit Grant and Agreement under the 2017 Equity Incentive Plan.	10-K	10.9	April 13, 2018
10.6*	Employment Agreement, effective July 1, 2019, by and between the Registrant and Angelos Stergiou.	10-Q	10.3	May 14, 2020
10.7*	Employment Agreement, effective as of January 11, 2018, by and between the Registrant and John Burns.	8-K	10.1	January 18, 2018
10.8*	Letter Employment Agreement, effective as of January 2, 2020, by and between the Registrant and Dragan Cicic.	10-K	10.9	March 20, 2025
10.9*	Change in Control Severance Agreement, dated December 14, 2021, between SELLAS Life Sciences Group, Inc and Dragan Cicic, M.D.		10.1	December 16, 2021
10.10*	Amendment to Change in Control Severance Agreement, effective as of January 22, 2024, by and between the Registrant and Dragan Cicic.	10-K	10.11	March 20, 2025
10.11*	Amendment to Change in Control Severance Agreement, effective as of March 4, 2025, by and between the Registrant and Dragan Cicic.	10-K	10.12	March 20, 2025
10.12*	Amendment to Change in Control Severance Agreement, effective as of March 4, 2025, by and between the Registrant and John Burns.	10-K	10.13	March 20, 2025
10.14+	Amended and Restated Exclusive License Agreement by and between SELLAS Life Sciences Group Ltd and Memorial Sloan Kettering Cancer Center, effective October 11, 2017.	S-4/A	10.65	October 30, 2017
10.15	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	10.8	January 5, 2018
10.16*	2023 Amended and Restated Equity Incentive Plan.	10-Q	10.1	August 10, 2023
10.17*	Form of Stock Option Grant Notice and Option Agreement under the 2023 Amended and Restated Equity Incentive Plan.	10-K	10.48	March 13, 2020
10.18*	Form of Restricted Stock Unit Grant and Agreement under the 2023 Amended and Restated Equity Incentive Plan.	10-K	10.49	March 13, 2020
10.19	Amendment to Warrant to Purchase Common Stock, dated January 2, 2020, between the Registrant and the holders.	8-K	10.1	January 7, 2020
10.20	Form of Placement Agent Agreement.	8-K	1.1	January 10, 2020
10.21	Sublease, dated June 5, 2020, between the Registrant and Riemer & Braunstein LLP.	8-K	10.1	June 11, 2020
10.22	First Amendment to Sublease, dated December 6, 2021, by and between the Registrant and Riemer & Braunstein LLP.	10-K	10.36	March 31, 2022
10.23*	2021 Employee Stock Purchase Plan.	S-8	99.4	August 13, 2021
10.24	Form of Registration Rights Agreement.	8-K	10.2	August 4, 2020
10.25+	Exclusive License Agreement, dated December 7, 2020, among the Registrant, SLSG Limited, LLC and 3D Medicines Inc.	8-K	10.1	January 28, 2021
10.26+	Side Letter Agreement, dated December 5, 2022, by and between the Registrant and 3D Medicines Inc.	10-K	10.39	March 16, 2023
10.27	Sales Agreement, dated as of April 16, 2021, by and between SELLAS Life Sciences Group, Inc. and Cantor Fitzgerald & Co.	S-3	1.2	April 16, 2021
10.28+	License Agreement, dated March 31, 2022, by and between SELLAS Life Sciences Group, Inc. and GenFleet Therapeutics (Shanghai) Inc.	10-Q	10.1	May 12, 2022
10.29	Form of Amendment to Common Stock Purchase Warrant.	8-K	10.1	March 1, 2023

Exhibit Number	Description	Form	Exhibit	Filing Date
10.30*	2023 Amended and Restated Equity Incentive Plan.	10-Q	10.1	August 10, 2023
10.31	Addendum to the Side Letter Agreement dated May 24, 2023 by and between the Registrant and 3D Medicines Inc.	10-Q	10.2	August 10, 2023
10.32	Second Amendment to Sublease, dated December 11, 2023, by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC.	8-K	10.1	December 11, 2023
10.33	Form of Securities Purchase Agreement, dated as of October 30, 2023, by and among SELLAS Life Sciences Group, Inc. and the purchaser party thereto.	8-K	10.1	October 31, 2023
10.34	Form of Placement Agency Agreement.	8-K	1.1	October 31, 2023
10.35	Separation Agreement, effective as of March 26, 2024, by and between the Registrant and Robert Francomano.	10-K	10.50	March 28, 2024
10.36	Separation Agreement, effective as of March 27, 2024, by and between the Registrant and Barbara Wood.	10-K	10.51	March 28, 2024
10.37	Form of Placement Agency Agreement entered into in connection with January 2024 Offering.	8-K	1.1	January 8, 2024
10.38	Form of Securities Purchase Agreement, dated as of January 8, 2024, by and among SELLAS Life Sciences Group, Inc. and the purchasers party hereto.	8-K	10.1	January 8, 2024
10.39	Form of Placement Agency Agreement entered into in connection with March 2024 Registered Direct Offering.	8-K	1.1	March 15, 2024
10.40	Form of Securities Purchase Agreement, dated as of March 15, 2024, by and among SELLAS Life Sciences Group, Inc. and the purchasers party hereto.	8-K	10.1	March 15, 2024
10.41	Form of Placement Agent Agreement.	8-K	1.1	August 1, 2024
10.42	Form of Securities Purchase Agreement, dated as of July 30, 2024, by and among SELLAS Life Sciences Group, Inc. and the purchaser party thereto.	8-K	10.1	August 1, 2024
10.43	Letter Agreement, effective October 3, 2024, by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC.	8-K	10.1	October 4, 2024
10.44	Placement Agent Agreement, dated as of January 28, 2025, by and among SELLAS Life Sciences Group, Inc., A.G.P./Alliance Global Partners and Maxim Group LLC.	8-K	1.1	January 29, 2025
10.45	Form of Securities Purchase Agreement, dated as of January 28, 2025, by and among SELLAS Life Sciences Group, Inc. and the purchasers party thereto.	8-K	10.1	January 29, 2025
10.46	Amended and Restated 2021 Employee Stock Purchase Plan	10-Q	10.1	August 12, 2025
10.47	Form of Inducement Agreement	8-K	10.1	September 11, 2025
10.48	Letter Agreement by and between SELLAS Life Sciences Group, Inc. and Times Square Tower Associates LLC	8-K	10.1	October 3, 2025
10.49	Form of Inducement Agreement	8-K	10.1	October 27, 2025
14.1	Code of Business Conduct and Ethics.	10-K	14.1	March 20, 2025
19.1	Insider Trading Policy.	10-K	19.1	March 20, 2025
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

Exhibit Number	Description	Form	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SELLAS Life Sciences Group, Inc. Clawback Policy.	10-K	97	March 28, 2024
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	The certification attached as Exhibit 32.1 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) or 601(b)(10)(iv), as applicable, of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

Date: March 19, 2026	By:	/s/ Angelos M. Stergiou

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

Signature	Title	Date

/s/ Angelos M. Stergiou	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026
Angelos M. Stergiou, M.D., ScD h.c.

/s/ John T. Burns	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2026
John T. Burns, CPA

/s/ John Varian	Chair of the Board of Directors	March 19, 2026
John Varian

/s/ David Scheinberg	Director	March 19, 2026
David Scheinberg, M.D., PhD.

/s/ Robert Van Nostrand	Director	March 19, 2026
Robert Van Nostrand

/s/ Jane Wasman	Director	March 19, 2026
Jane Wasman

/s/ Katherine Kalin	Director	March 19, 2026
Katherine Kalin