Form 10-Q
period 2026-03-31
SELLAS Life Sciences Group, Inc.
filed 2026-05-12
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of May 11, 2026, SELLAS Life Sciences Group, Inc. had outstanding 186,032,574 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended March 31, 2026

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current views with respect to our development programs, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and our industry, in general. Such forward-looking statements include the words "expect," "intend,” "plan," "believe," "project," "estimate,” "may,” "should," "anticipate," "will" and similar statements of a future or forward-looking nature to identify forward-looking statements and include, without limitation, statements regarding:

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on March 19, 2026 ("2025 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$107,097	$71,793
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	3,972	3,318
Total current assets	111,169	75,211
Operating lease right-of-use assets	839	963
Goodwill	1,914	1,914
Deposits and other assets	255	257
Total assets	$114,177	$78,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,633	$2,948
Accrued expenses and other current liabilities	2,261	3,525
Operating lease liabilities	562	544
Total current liabilities	6,456	7,017
Operating lease liabilities, non-current	309	457
Total liabilities	6,765	7,474
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized, 181,332,574 and 153,103,459 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	18	15
Additional paid-in capital	390,789	345,844
Accumulated deficit	(283,395)	(274,988)
Total stockholders’ equity	107,412	70,871
Total liabilities and stockholders’ equity	$114,177	$78,345

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$5,129	$3,205
General and administrative	4,123	2,858
Total operating expenses	9,252	6,063
Loss from operations	(9,252)	(6,063)
Non-operating income:
Interest income	845	250
Total non-operating income	845	250
Net loss	$(8,407)	$(5,813)

Per share information:
Net loss per common share, basic and diluted	$(0.05)	$(0.07)
Weighted-average common shares outstanding, basic and diluted	172,481,541	87,760,320

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	153,103,459	$15	$345,844	$(274,988)	$70,871
Issuance of common stock upon the exercise of warrants	28,183,265	3	44,081	—	44,084
Issuance of common stock under employee stock purchase plan	45,850	—	66	—	66
Stock-based compensation	—	—	798	—	798
Net loss	—	—	—	(8,407)	(8,407)
Balance at March 31, 2026	181,332,574	$18	$390,789	$(283,395)	$107,412

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,977,459	$7	$257,583	$(248,125)	$9,465
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	8,200,000	1	23,050	—	23,051
Issuance of common stock upon the exercise of pre-funded warrants	8,000,000	1	—	—	1
Issuance of common stock upon the exercise of warrants	669,233	—	502	—	502
Issuance of common stock under employee stock purchase plan	49,433	—	48	—	48
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(5,813)	(5,813)
Balance at March 31, 2025	90,896,125	$9	$281,688	$(253,938)	$27,759

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,407)	$(5,813)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	798	505
Non-cash lease expense	153	147
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(652)	(1,132)
Accounts payable	685	277
Accrued expenses and other current liabilities	(1,264)	(2,895)
Operating lease liabilities	(159)	(159)
Net cash used in operating activities	(8,846)	(9,070)
Cash flows from financing activities:
Proceeds from the exercise of common stock warrants	44,084	503
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	—	23,030
Proceeds from employee stock purchases	66	48
Net cash provided by financing activities	44,150	23,581
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	35,304	14,511
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	71,893	13,986
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$107,197	$28,497

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$845	$250
Supplemental disclosure of non-cash investing and financing activities:
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$—	$21

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company") is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center ("MSK") and targets the Wilms Tumor 1 ("WT1") protein, which is present in an array of tumor types. SELLAS' second product candidate is SLS009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which the Company licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("SLS009 Territory"). Both GPS and SLS009 have potential as monotherapies or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

2. Liquidity

During the three months ended March 31, 2026, the Company received approximately $44.1 million from the exercise of 28.2 million outstanding warrants at a weighted average exercise price of $1.56 per share. Subsequent to March 31, 2026, the Company received an additional $7.5 million from the exercise of 4.7 million warrants at a weighted average exercise price of $1.60 per share.

In December 2020, the Company, together with its wholly-owned subsidiary, SLSG Limited, LLC, entered into an Exclusive License Agreement ("3D Medicines Agreement") with 3D Medicines, Inc. ("3D Medicines") pursuant to which the Company granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau and Taiwan (the "3DMed Territory"). As of March 31, 2026, the Company has received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of March 31, 2026, which milestones are all variable in nature and not under the Company's control. In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to the Company. See Note 5, Legal Proceedings.

In March 2026, the Company entered into a sales agreement with TD Securities (USA) LLC ("TD Cowen") to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $150.0 million, through an at-the-market equity offering program (the "2026 ATM"). The Company has not sold any shares of common stock pursuant to the 2026 ATM to date.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $107.1 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents, together with the $7.5 million in proceeds from warrant exercises subsequent to March 31, 2026, will be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements, although the Company may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of March 31, 2026, has an accumulated deficit of $283.4 million. During the three months ended March 31, 2026, the Company incurred a net loss of $8.4 million, and used $8.8 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

3. Basis of Presentation and Significant Accounting Policies

The Company's complete summary of significant accounting policies can be found in "Item 8. Financial Statements and Supplementary Data - Note 3. Basis of Presentation and Significant Accounting Policies" in the audited annual consolidated financial statements included in the 2025 Annual Report. The significant accounting policies summarized and included in the 2025 Annual Report have not materially changed, except as set forth below.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2025 Annual Report. The accompanying consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2025 have been derived from the audited financial statements as of that date.

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

As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the three months ended March 31, 2026 or 2025.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock warrants	30,299	78,456
Stock options	2,649	2,654
Restricted stock units ("RSUs")	2,262	1,713
	35,210	82,823

Recent Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity about current interim disclosure requirements and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on the consolidated financial statements, but does not expect a material impact upon adoption.

4. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical development	$2,698	$2,901
Professional fees	353	155
Insurance	921	39
Other	—	223
Prepaid expenses and other current assets	$3,972	$3,318

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical development	$1,349	$1,540
Compensation and related benefits	630	1,753
Professional fees	258	190
Other	24	42
Accrued expenses and other current liabilities	$2,261	$3,525

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") as of March 31, 2026 was approximately 13%. As of March 31, 2026, the leases have a remaining term of 1.5 years.

Rent expense related to the Company's operating leases was approximately $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company made cash payments related to its operating leases of approximately $0.2 million for each of the three months ended March 31, 2026 and 2025.

Future minimum lease payments are as follows as of March 31, 2026 (in thousands):

Future minimum lease payments:
2026 (remaining)	$476
2027	477
Total future minimum lease payments	953
Less: imputed interest	(82)
Current and non-current operating lease liabilities	$871

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre and governed by New York State law in accordance

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
with the dispute resolution provisions in the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. Except for this arbitration proceeding, as of March 31, 2026, there was no pending or threatened litigation.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of March 31, 2026 and December 31, 2025.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of March 31, 2026, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	30,299
Stock options outstanding	2,649
RSUs outstanding	2,262
Shares reserved for future issuance under the 2023 Amended and Restated Equity Incentive Plan	8
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	718
Total common stock reserved for future issuance	35,936

7. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the three months ended March 31, 2026 (in thousands except per share data):

Warrant Issuance	Outstanding, December 31, 2025	Exercised	Outstanding, March 31, 2026	Exercise Price per Share	Expiration
Warrants classified as equity:
October 2025 Inducement Warrants	22,364	—	22,364	$2.00	October 2030
September 2025 Inducement Warrants	19,685	(19,685)	—	$1.88	March 2031
March 2024 Registered Direct Offering	6,514	(1,065)	5,449	$1.41	September 2029
Other	9,919	(7,433)	2,486	$2.18	April 2027 - January 2029
	58,482	(28,183)	30,299

Subsequent to March 31, 2026, 4.7 million outstanding warrants were exercised at a weighted average exercise price of $1.60 per share for proceeds of approximately $7.5 million.

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

There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of March 31, 2026, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during the three months ended March 31, 2026 and 2025. There was no cost of licensing revenue recognized during the three months ended March 31, 2026 and 2025.

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

2023 Amended and Restated Equity Incentive Plan

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On September 10, 2019, the 2019 Equity Plan was approved by the stockholders of the Company. On June 20, 2023, an amendment to the 2019 Equity Plan was approved by the stockholders of the Company, which amended and restated the 2019 Equity Plan (as amended and restated, the "2023 Amended and Restated Equity Incentive Plan"). The 2023 Amended and Restated Equity Incentive Plan currently allows for issuance of up to approximately 6,036,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

As of March 31, 2026, approximately 8,000 shares of common stock were reserved for future grants under the 2023 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$240	$114
General and administrative	558	391
Total stock-based compensation	$798	$505

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the three months ended March 31, 2026:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2025	2,651	$3.19
Canceled	(2)	0.87
Outstanding at March 31, 2026	2,649	$3.19	7.20	$5,801
Vested and exercisable at March 31, 2026	1,778	$4.21	6.67	$3,084

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2026 were calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2026 of $4.23 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three months ended March 31, 2026 and 2025, were as follows:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Risk free interest rate	n/a	4.25%
Volatility	n/a	122.43%
Expected term (years)	n/a	6.17
Expected dividend yield	n/a	—%

There were no options granted during the three months ended March 31, 2026. The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 was $0.85.

The Company’s expected common stock price volatility assumption is based upon the historical volatility of the Company's publicly traded common stock. The expected term assumption for employee grants is based upon the simplified method, which averages the contractual term of the Company’s options of ten years with the average vesting term of four years for an average of approximately six years. The expected term assumption for non-employees is based upon the contractual term of the option. The dividend yield assumption is zero because the Company has never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each grant is also based upon prevailing short-term interest rates. The Company accounts for forfeitures as they occur.

As of March 31, 2026, there was approximately $0.8 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 2.0 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the three months ended March 31, 2026:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	897	$1.09
Granted	1,365	$4.04
Unvested at March 31, 2026	2,262	$2.87

As of March 31, 2026, there was approximately $5.8 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 3.0 years. No RSUs vested during the three months ended March 31, 2026.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

During the three months ended March 31, 2026, 45,850 shares of common stock were purchased by employees under the Amended and Restated 2021 ESPP for proceeds of approximately $0.1 million. There are approximately 718,000 shares of common stock reserved for issuance under the Amended and Restated 2021 ESPP as of March 31, 2026.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2026 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission, or SEC, on March 19, 2026, or our 2025 Annual Report, and our other public reports filed with the SEC.

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. The next and final analysis will be conducted once 80 events (deaths) are reached. Our contract research organization informed us that the pooled number of events was 78 as of May 11, 2026. We remain blinded to all efficacy and survival data outcomes and, as no outcomes analyses were performed and no statistical penalty has been incurred, this one-time update on the aggregate number of events does not impact future statistical analyses. Because the final analysis is event driven, it is difficult to predict with any certainty and it may occur at a different time than currently expected. We will announce the 80th event when it occurs.

In December 2020, we entered into an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines, a China-based biopharmaceutical company developing next-generation immuno-oncology drugs, for the development and commercialization of GPS, as well as our next generation heptavalent immunotherapeutic GPS+, which is at preclinical stage, across all therapeutic and diagnostic uses in mainland China, Hong Kong, Macau and Taiwan, which we refer to as Greater China or the 3DMed Territory. We have retained sole rights to GPS and GPS+ outside of Greater China. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China. In December 2022, we entered into a Side Letter Agreement with 3D Medicines, or Side Letter, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study. Although the REGAL study has completed enrollment as announced in March 2024, in accordance with the predetermined statistical analysis plan, 3D Medicines may still enroll patients in mainland China. The timing of such participation and patient enrollment by 3D Medicines, if at all, cannot be predicted with certainty. As of March 31, 2026, we have received an aggregate of $10.5 million in upfront and milestone payments under our license agreement with 3D Medicines, or the 3D Medicines Agreement, and a total of $191.5 million in potential future development, regulatory and sales milestones, not including future royalties, remains under the license agreement, which milestones are variable in nature and not under our control. In December 2023, we announced that we had commenced a binding arbitration proceeding against 3D Medicines to resolve a dispute regarding, among other things, the trigger and payment of relevant milestone payments due to us under the 3D Medicines Agreement. See Part II, Item 1, Legal Proceedings.

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

Critical Accounting Policies and Estimates

In the 2025 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2025 that are not included in Note 3 of the accompanying consolidated financial statements for the three months ended March 31, 2026. Readers are encouraged to read the 2025 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following tables summarize our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$5,129	$3,205	$1,924
General and administrative	4,123	2,858	1,265
Total operating expenses	9,252	6,063	3,189
Operating loss	(9,252)	(6,063)	(3,189)
Non-operating income:	845	250	595
Net loss	$(8,407)	$(5,813)	$(2,594)

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $5.1 million for the three months ended March 31, 2026 compared to $3.2 million for the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025	Change
External clinical trial expenses:
GPS	$987	$741	$246
SLS009	752	948	(196)
Employee related expenses	867	788	79
Stock-based compensation	239	114	125
Clinical and regulatory consulting	779	380	399
Manufacturing and clinical drug supply	1,335	78	1,257
Facilities and other	170	156	14
Total research and development expenses	$5,129	$3,205	$1,924

The increase in research and development expenses of approximately $1.9 million was primarily attributable to the following:

•$1.3 million of increased manufacturing costs as we prepare for a potential Biologics License Application, or BLA, filing for GPS following final analysis of the REGAL study;
•$0.4 million of increased clinical and regulatory consulting costs as we prepare for a potential BLA filing for GPS following final analysis of the REGAL study;
•$0.2 million of increased external clinical trial expenses related to GPS as we approach the upcoming final analysis of the REGAL study;
•$0.2 million of increased employee related expenses, stock-based compensation, and facilities and other research and development costs combined; partially offset by
•$0.2 million of decreased external clinical trial expenses related to SLS009 driven by the timing of patient enrollment as we commenced a randomized Phase 2 clinical trial of newly diagnosed, front-line AML patients at the end of the current period.

We anticipate that our research and development expenses will increase in the future as we continue to prepare for a potential BLA filing for GPS following the upcoming final analysis of the REGAL study and advance our Phase 2 clinical trial for SLS009 in newly diagnosed, front-line AML patients.

General and Administrative

General and administrative expenses were $4.1 million for the three months ended March 31, 2026 compared to $2.9 million for the three months ended March 31, 2025. The $1.2 million increase was primarily attributable to a $0.6 million increase in legal fees in connection with the 3DMed arbitration proceeding in the current period, a $0.4 million increase in consulting and public company costs, and a $0.2 million increase in non-cash stock-based compensation driven by an increase in the grant-date fair value of annual equity awards due to an increase in our stock price.

Non-Operating Income

Non-operating income of $0.8 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the three months ended March 31, 2026 and 2025. Through March 31, 2026, we have only generated licensing revenue from the 3D Medicines Agreement. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

During the three months ended March 31, 2026, we received approximately $44.1 million from the exercise of 28.2 million outstanding warrants at a weighted average exercise price of $1.56 per share. Subsequent to March 31, 2026, we received an additional $7.5 million from the exercise of 4.7 million warrants at a weighted average exercise price of $1.60 per share.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in the 3DMed Territory. As of March 31, 2026, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of March 31, 2026, which milestones are all variable in nature and not under our control. In December 2023, we commenced a binding arbitration proceeding against 3D Medicines, which involves, among other things, the trigger and payment of certain milestone payments due to us. See Part II, Item 1, Legal Proceedings.

In March 2026, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $150.0 million, through an at-the-market equity offering program, or the 2026 ATM. We have not sold any shares of common stock pursuant to the 2026 ATM to date.

Funding Requirements

As of March 31, 2026, we had an accumulated deficit of $283.4 million, cash and cash equivalents of $107.1 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents, together with the $7.5 million in proceeds from warrant exercises subsequent to March 31, 2026, will be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements, although we may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(8,846)	$(9,070)
Financing activities	44,150	23,581
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$35,304	$14,511

Net Cash Used in Operating Activities

Net cash used in operating activities of $8.8 million during the three months ended March 31, 2026 was primarily attributable to our net loss of $8.4 million and a net change in our operating assets and liabilities of approximately $1.4 million, which were partially offset by net non-cash charges of approximately $1.0 million. The net change in our operating assets and liabilities is primarily attributable to a decrease in accrued expenses and other current liabilities of approximately $1.3 million, an increase in prepaid expenses and other current assets of approximately $0.6 million, and a decrease in operating lease liabilities of approximately $0.2 million, which were partially offset by an increase in accounts payable of approximately $0.7 million. Net non-cash charges were driven by $0.8 million in non-cash stock-based compensation expense and $0.2 million in non-cash lease expense.

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

Net Cash Provided by Financing Activities

We generated $44.2 million in net cash from financing activities during the three months ended March 31, 2026, which was due to approximately $44.1 million in proceeds from the exercise of warrants and approximately $0.1 million from the purchase of shares of common stock by employees under the amended and restated 2021 Employee Stock Purchase Plan, or the Amended and Restated 2021 ESPP.

We generated $23.6 million in net cash from financing activities during the three months ended March 31, 2025, which was due to approximately $23.0 million in net proceeds from the January 2025 Registered Direct Offering, $0.5 million in proceeds from the exercise of warrants, and $0.1 million from the purchase of shares of common stock by employees under the Amended and Restated 2021 ESPP.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2023, we commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre, or HKIAC, and governed by New York State law as per the 3D Medicines Agreement. The arbitration proceeding involves, among other things, the trigger and payment of the relevant milestone payments due to us as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. We have engaged an international law firm with expertise in mainland China to assist us with the arbitration proceeding.

In January 2026, the hearing on the evidence and the law was held before the HKIAC. The final determination is pending. While we are unable at this time to predict with certainty the outcome of the arbitration proceeding, or the timing of the receipt of any milestone payments and other damages it is seeking in the arbitration proceeding, if at all, we believe that our claims are meritorious.

ITEM 1A. RISK FACTORS

Please refer to our note on forward-looking statements on page 2 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2025 Annual Report. The risks described in such 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Sales Agreement, dated as of March 20, 2026, by and among SELLAS Life Sciences Group, Inc. and TD Securities (USA) LLC.	S-3	1.2	March 20, 2026
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: May 12, 2026