Form 10-Q
period 2026-06-30
SELLAS Life Sciences Group, Inc.
filed 2026-08-11
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of August 10, 2026, SELLAS Life Sciences Group, Inc. had outstanding 201,945,709 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended June 30, 2026

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$138,343	$71,793
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	4,062	3,318
Total current assets	142,505	75,211
Operating lease right-of-use assets	710	963
Goodwill	1,914	1,914
Deposits and other assets	253	257
Total assets	$145,382	$78,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,086	$2,948
Accrued expenses and other current liabilities	3,903	3,525
Operating lease liabilities	580	544
Total current liabilities	7,569	7,017
Operating lease liabilities, non-current	157	457
Total liabilities	7,726	7,474
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized, 201,918,874 and 153,103,459 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	20	15
Additional paid-in capital	430,636	345,844
Accumulated deficit	(293,000)	(274,988)
Total stockholders’ equity	137,656	70,871
Total liabilities and stockholders’ equity	$145,382	$78,345

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$6,272	$3,871	$11,401	$7,076
General and administrative	4,357	3,002	8,480	5,860
Total operating expenses	10,629	6,873	19,881	12,936
Loss from operations	(10,629)	(6,873)	(19,881)	(12,936)
Non-operating income:
Interest income	1,024	272	1,869	522
Total non-operating income	1,024	272	1,869	522
Net loss	$(9,605)	$(6,601)	$(18,012)	$(12,414)

Per share information:
Net loss per common share, basic and diluted	$(0.05)	$(0.07)	$(0.10)	$(0.13)
Weighted-average common shares outstanding, basic and diluted	189,183,620	98,558,567	180,878,720	93,189,273

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	181,332,574	$18	$390,789	$(283,395)	$107,412
Issuance of common stock upon the exercise of warrants	20,586,300	2	38,832	—	38,834
Stock-based compensation	—	—	1,015	—	1,015
Net loss	—	—	—	(9,605)	(9,605)
Balance at June 30, 2026	201,918,874	$20	$430,636	$(293,000)	$137,656

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	153,103,459	$15	$345,844	$(274,988)	$70,871
Issuance of common stock upon the exercise of warrants	48,769,565	5	82,913	—	82,918
Issuance of common stock under employee stock purchase plan	45,850	—	66	—	66
Stock-based compensation	—	—	1,813	—	1,813
Net loss	—	—	—	(18,012)	(18,012)
Balance at June 30, 2026	201,918,874	$20	$430,636	$(293,000)	$137,656

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	90,896,125	$9	$281,688	$(253,938)	$27,759
Issuance of common stock upon the exercise of pre-funded warrants	3,485,040	—	—	—	—
Issuance of common stock upon the exercise of warrants	5,985,948	1	4,489	—	4,490
Stock-based compensation	—	—	501	—	501
Net loss	—	—	—	(6,601)	(6,601)
Balance at June 30, 2025	100,367,113	$10	$286,678	$(260,539)	$26,149

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,977,459	$7	$257,583	$(248,125)	$9,465
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	8,200,000	1	23,050	—	23,051
Issuance of common stock upon the exercise of pre-funded warrants	11,485,040	1	—	—	1
Issuance of common stock upon the exercise of warrants	6,655,181	1	4,991	—	4,992
Issuance of common stock under employee stock purchase plan	49,433	—	48	—	48
Stock-based compensation	—	—	1,006	—	1,006
Net loss	—	—	—	(12,414)	(12,414)
Balance at June 30, 2025	100,367,113	$10	$286,678	$(260,539)	$26,149

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,012)	$(12,414)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,813	1,006
Non-cash lease expense	307	296
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(740)	(1,423)
Accounts payable	138	(164)
Accrued expenses and other current liabilities	378	(3,383)
Operating lease liabilities	(318)	(318)
Net cash used in operating activities	(16,434)	(16,400)
Cash flows from financing activities:
Proceeds from the exercise of common stock warrants	82,918	4,712
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	—	23,051
Proceeds from employee stock purchases	66	48
Net cash provided by financing activities	82,984	27,811
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	66,550	11,411
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	71,893	13,986
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$138,443	$25,397

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$1,869	$522
Supplemental disclosure of non-cash investing and financing activities:
Proceeds from the exercise of common stock warrants in prepaid expenses and other assets	$—	$281

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company") is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. SELLAS’ lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center and targets the Wilms Tumor 1 protein, which is present in an array of tumor types. SELLAS' second product candidate is SLS009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which the Company licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("SLS009 Territory"). Both GPS and SLS009 have potential as monotherapies or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

2. Liquidity

During the six months ended June 30, 2026, the Company received approximately $82.9 million from the exercise of 48.8 million outstanding warrants at a weighted average exercise price of $1.70 per share.

In March 2026, the Company entered into a sales agreement with TD Securities (USA) LLC ("TD Cowen") to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $150.0 million, through an at-the-market equity offering program (the "2026 ATM"). The Company has not sold any shares of common stock pursuant to the 2026 ATM to date.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $138.3 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements, although the Company may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

Management's expectations with respect to its ability to fund current planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research and development programs or be unable to expand its operations or otherwise prepare for the potential regulatory approval and commercialization of its product candidates, assuming positive data.

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of June 30, 2026, has an accumulated deficit of $293.0 million. During the six months ended June 30, 2026, the Company incurred a net loss of $18.0 million, and used $16.4 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Unless the context otherwise indicates, references in these notes to the "Company" refer to SELLAS Life Sciences Group, Inc., and its wholly owned subsidiaries, SELLAS Life Sciences Group, Ltd., a privately held Bermuda exempted company, SLSG Limited, LLC, and Sellas Life Sciences Limited. The functional currency of the Company's non-U.S. operations is the U.S. dollar.

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2025 Annual Report. The accompanying consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2025 have been derived from the audited financial statements as of that date.

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

As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments and were categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the six months ended June 30, 2026 or 2025.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2026	2025
Common stock warrants	9,712	68,985
Stock options	2,649	2,654
Restricted stock units ("RSUs")	3,327	1,713
	15,688	73,352

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

4. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical development	$3,122	$2,901
Professional fees	332	155
Insurance	608	39
Other	—	223
Prepaid expenses and other current assets	$4,062	$3,318

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical development	$1,553	$1,540
Compensation and related benefits	1,156	1,753
Reimbursement of arbitration costs	1,017	—
Professional fees	119	190
Other	58	42
Accrued expenses and other current liabilities	$3,903	$3,525

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

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") as of June 30, 2026 was approximately 13%. As of June 30, 2026, the leases have a remaining term of 1.3 years.

Rent expense related to the Company's operating leases was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $0.3 million for each of the six months ended June 30, 2026 and 2025.

The Company made cash payments related to its operating leases of approximately $0.2 million for each of the three months ended June 30, 2026 and 2025, and approximately $0.3 million for each of the six months ended June 30, 2026 and 2025.

Future minimum lease payments are as follows as of June 30, 2026 (in thousands):

Future minimum lease payments:
2026 (remaining)	$317
2027	477
Total future minimum lease payments	794
Less: imputed interest	(57)
Current and non-current operating lease liabilities	$737

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, Inc. ("3D Medicines"), administered by the Hong Kong International Arbitration Centre ("HKIAC") and governed by

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement (as defined below). The arbitration proceeding involved, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory (as defined below), and particularly in mainland China. On July 24, 2026, the sole arbitrator issued a decision dismissing the Company's claims. As permitted by HKIAC rules, the arbitrator administratively allocated a portion of 3D Medicines' legal fees in the amount of approximately $0.7 million plus other arbitrator and HKIAC administrative fees in the amount of $0.3 million to be paid by the Company. As the criteria outlined in FASB Topic ASC 450 Contingencies ("ASC 450") has been met, the Company recognized a total charge to operating loss of approximately $1.0 million during the three months ended June 30, 2026 as a component of general and administrative expenses and a corresponding increase within accrued expenses and other current liabilities as of June 30, 2026.

Except for this arbitration proceeding, as of June 30, 2026, there was no pending or threatened litigation.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of June 30, 2026 and December 31, 2025.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of June 30, 2026, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	9,712
Stock options outstanding	2,649
RSUs outstanding	3,327
Shares reserved for future issuance under the 2026 Amended and Restated Equity Incentive Plan	18,943
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	718
Total common stock reserved for future issuance	35,349

7. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the six months ended June 30, 2026 (in thousands except per share data):

Warrant Issuance	Outstanding, December 31, 2025	Exercised	Outstanding, June 30, 2026	Exercise Price per Share	Expiration
Warrants classified as equity:
October 2025 Inducement Warrants	22,364	(18,300)	4,064	$2.00	October 2030
September 2025 Inducement Warrants	19,685	(19,685)	—	$1.88	March 2031
March 2024 Registered Direct Offering	6,514	(1,851)	4,663	$1.41	September 2029
Other	9,919	(8,934)	985	$1.73	April 2027 - January 2029
	58,482	(48,770)	9,712

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Subsequent to June 30, 2026, approximately 27,000 outstanding warrants were exercised at a weighted average exercise price of $0.75 per share for proceeds of approximately $20,000.

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

8. Licensing Revenue

Exclusive License Agreement with 3D Medicines Inc.

In December 2020, the Company entered into an exclusive license agreement with 3D Medicines (the "3D Medicines Agreement") pursuant to which the Company granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by the Company, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS (referred to as GPS Plus) product candidates ("GPS Licensed Products") for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau, and Taiwan (the "3DMed Territory"). In partial consideration for the rights granted by the Company, 3D Medicines agreed to pay the Company (i) a one-time upfront cash payment of $7.5 million, and (ii) milestone payments totaling up to $194.5 million in the aggregate upon the achievement of certain technology transfer, development and regulatory milestones, as well as sales milestones based on certain net sales thresholds of GPS Licensed Products in the 3DMed Territory in a given calendar year. 3D Medicines also agreed to pay tiered royalties based upon a percentage of annual net sales of GPS Licensed Products in the 3DMed Territory ranging from the high single digits to the low double digits.

The Company has evaluated the 3D Medicines Agreement under ASC Topic 606, Revenue From Contracts with Customers, and has recognized a total of $10.5 million as licensing revenue in previous years for the upfront payment and certain technology transfer and regulatory milestones. There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of June 30, 2026, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will recognize adjustments on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during the six months ended June 30, 2026 and 2025. There was no cost of licensing revenue recognized during the six months ended June 30, 2026 and 2025.

In December 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, which involved, among other things, the trigger and payment of certain milestone payments due to the Company. In July 2026, the sole arbitrator in the proceeding issued a decision dismissing the Company's claims. The total of $191.5 million in potential future milestone payments remain. See Note 5, Legal Proceedings.

9. Stock-Based Compensation

2017 Equity Incentive Plan

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

2026 Amended and Restated Equity Incentive Plan (formerly, the 2023 Amended and Restated Equity Incentive Plan)

On September 10, 2019, the 2019 Equity Plan was approved by the stockholders of the Company. On June 20, 2023, an amendment to the 2019 Equity Plan was approved by the stockholders of the Company, which amended and restated the 2019 Equity Plan (as amended and restated, the "2023 Amended and Restated Equity Incentive Plan") to increase the number of shares of common stock authorized for issuance by 3,000,000 shares. On June 16, 2026, an amendment to the 2023 Amended and Restated Equity Plan was approved by the stockholders of the Company (as amended and restated, the "2026 Amended and Restated Equity Incentive Plan") to increase the number of shares of common stock authorized for issuance under the 2023 Amended and Restated Equity Plan by 20,000,000 shares.

As of June 30, 2026, the 2026 Amended and Restated Equity Incentive Plan allows for issuance of up to approximately 24,919,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

As of June 30, 2026, approximately 18,943,000 shares of common stock were reserved for future grants under the 2026 Amended and Restated Equity Incentive Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$250	$109	$490	$223
General and administrative	765	392	1,323	783
Total stock-based compensation	$1,015	$501	$1,813	$1,006

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the six months ended June 30, 2026:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2025	2,651	$3.19
Canceled	(2)	0.87
Outstanding at June 30, 2026	2,649	$3.19	6.95	$32,336
Vested and exercisable at June 30, 2026	1,888	$4.05	6.50	$21,906

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2026 were calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
on June 30, 2026 of $14.76 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk free interest rate	n/a	n/a	n/a	4.25%
Volatility	n/a	n/a	n/a	122.43%
Expected term (years)	n/a	n/a	n/a	6.17
Expected dividend yield	n/a	n/a	n/a	—%

There were no options granted during each of the three months ended June 30, 2026 and 2025, and no options granted during the six months ended June 30, 2026. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 was $0.85.

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

As of June 30, 2026, there was approximately $0.7 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 1.8 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the six months ended June 30, 2026:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	897	$1.09
Granted	2,430	$5.57
Unvested at June 30, 2026	3,327	$4.36

As of June 30, 2026, there was approximately $13.0 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 3.2 years. No RSUs vested during the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, 45,850 shares of common stock were purchased by employees under the Amended and Restated 2021 ESPP for proceeds of approximately $0.1 million. There are approximately 718,000 shares of common stock reserved for issuance under the Amended and Restated 2021 ESPP as of June 30, 2026.

10. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2026 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission, or SEC, on March 19, 2026, or our 2025 Annual Report, and our other public reports filed with the SEC.

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

Galinpepimut-S, or GPS: Highly Novel and Engineered Immunotherapy Targeting the WT1 Antigen

Our lead product candidate, GPS, is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center, that targets the WT1 protein, which is present in 20 or more cancer types. Based on its mechanism of action as a directly immunizing agent, GPS has potential as a monotherapy or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers, and solid tumor indications.

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

SLS009, or Tambiciclib: Highly Selective Next Generation CDK9 Inhibitor

On March 31, 2022, we entered into an exclusive license agreement, or the GenFleet Agreement, with GenFleet Therapeutics (Shanghai), Inc., or GenFleet, a clinical-stage biotechnology company developing cutting-edge therapeutics in oncology and immunology, that grants rights to us for the development and commercialization of SLS009, a highly selective small molecule CDK9 inhibitor, across all therapeutic and diagnostic uses worldwide, except for Greater China (as defined below).

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

Following a productive end of Phase 2 meeting, the FDA recommended that we proceed into a clinical trial to include newly diagnosed, first-line AML patients eligible for aza/ven therapy, where the FDA noted clinical benefit might be greatest. The randomized 80-patient Phase 2 clinical trial is currently ongoing and began enrollment in the first quarter of 2026. As of August 10, 2026, there were 28 patients enrolled in the randomized Phase 2 clinical trial of SLS009 in the newly diagnosed, first-line AML setting and enrollment is ongoing in the U.S. The clinical trial will include two groups: predictive biomarker cohort (newly diagnosed patients unlikely to benefit from standard aza/ven therapy based on molecular profiling) and early venetoclax resistance cohort (patients who initiate treatment with aza/ven, but demonstrate confirmed lack of any response after two treatment cycles).

In January 2026, we announced that we entered into an agreement with IMPACT-AML, a European collaborative initiative dedicated to advancing innovative treatments for patients with AML. Under the agreement, the IMPACT-AML network will sponsor and conduct a clinical study evaluating SLS009, enabling access to multiple European clinical sites and patients. IMPACT-AML is a pan-European project that builds an inclusive clinical network (STREAM platform) connecting patients, clinicians, and researchers to test novel AML therapies and improve patient outcomes. It is part of the prestigious EU Mission Cancer program and a top-tier scientific cluster. The IMPACT-AML project is led by a consortium of major research and clinical institutions in Europe, including IRST (IRCCS Istituto Romagnolo per lo Studio dei Tumori “Dino Amadori”), the University of Bologna, IIS LA FE (Health Research Institute Hospital La Fe), several European AML collaborative groups, and supranational organizations under the umbrella of the European Leukemia Net (ELN), as well as various university hospitals across Europe. By leveraging IMPACT-AML’s existing infrastructure and expertise, we expanded European patient access to SLS009 in a highly cost-efficient manner while supporting broader participation across the clinical program.

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

Critical Accounting Policies and Estimates

In the 2025 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2025 that are not included in Note 3 of the accompanying consolidated financial statements for the six months ended June 30, 2026. Readers are encouraged to read the 2025 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following tables summarize our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$6,272	$3,871	$2,401
General and administrative	4,357	3,002	1,355
Total operating expenses	10,629	6,873	3,756
Operating loss	(10,629)	(6,873)	(3,756)
Non-operating income:	1,024	272	752
Net loss	$(9,605)	$(6,601)	$(3,004)

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$11,401	$7,076	$4,325
General and administrative	8,480	5,860	2,620
Total operating expenses	19,881	12,936	6,945
Loss from operations	(19,881)	(12,936)	(6,945)
Non-operating income:	1,869	522	1,347
Net loss	$(18,012)	$(12,414)	$(5,598)

Further analysis of the changes and trends in our operating results are discussed below.

Research and Development

Research and development expenses were $6.3 million for the three months ended June 30, 2026 compared to $3.9 million for the three months ended June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Change
External clinical trial expenses:
GPS	$1,120	$950	$170
SLS009	1,653	1,088	565
Employee related expenses	810	772	38
Stock-based compensation	251	109	142
Clinical and regulatory consulting	958	510	448
Manufacturing and clinical drug supply	1,305	285	1,020
Facilities and other	175	157	18
Total research and development expenses	$6,272	$3,871	$2,401

The increase in research and development expenses of approximately $2.4 million was primarily attributable to the following:

•$1.0 million of increased manufacturing costs as we prepare for a potential Biologics License Application, or BLA, filing for GPS following final analysis of the REGAL study;
•$0.6 million of increased external clinical trial expenses related to SLS009 driven by the timing of enrollment in our randomized Phase 2 clinical trial of newly diagnosed, front-line AML patients;
•$0.4 million of increased clinical and regulatory consulting costs as we prepare for a potential BLA filing for GPS following final analysis of the REGAL study;
•$0.2 million of increased external clinical trial expenses related to GPS as we approach the upcoming final analysis of the REGAL study; and
•$0.2 million of increased employee related expenses, stock-based compensation, and facilities and other research and development costs combined.

Research and development expenses were $11.4 million for the six months ended June 30, 2026 compared to $7.1 million for the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Change
External clinical trial expenses:
GPS	$2,107	$1,689	$418
SLS009	2,405	2,036	369
Employee related expenses	1,677	1,560	117
Stock-based compensation	490	223	267
Clinical and regulatory consulting	1,737	889	848
Manufacturing and clinical drug supply	2,640	363	2,277
Facilities and other	345	316	29
Total research and development expenses	$11,401	$7,076	$4,325

The increase in research and development expenses of approximately $4.3 million was primarily attributable to the following:

•$2.3 million of increased manufacturing costs as we prepare for a potential Biologics License Application, or BLA, filing for GPS following final analysis of the REGAL study;
•$0.8 million of increased clinical and regulatory consulting costs as we prepare for a potential BLA filing for GPS following final analysis of the REGAL study;
•$0.4 million of increased external clinical trial expenses related to GPS as we approach the upcoming final analysis of the REGAL study;
•$0.4 million of increased external clinical trial expenses related to SLS009 driven by the timing of enrollment in our randomized Phase 2 clinical trial of newly diagnosed, front-line AML patients
•$0.3 million of non-cash stock-based compensation driven by an increase in the grant-date fair value of annual equity awards due to an increase in our stock price; and
•$0.1 million of increased employee related expenses and facilities and other research and development costs combined.

We anticipate that our research and development expenses will increase in the future as we continue to prepare for a potential BLA filing for GPS following the upcoming final analysis of the REGAL study and advance our Phase 2 clinical trial for SLS009 in newly diagnosed, front-line AML patients.

General and Administrative

General and administrative expenses were $4.4 million for the three months ended June 30, 2026 compared to $3.0 million for the three months ended June 30, 2025. The $1.4 million increase was primarily attributable to the one-time recognition in the current period of approximately $1.0 million for the reimbursement of an allocated portion of legal fees and arbitration costs from the 3DMed arbitration proceeding, a $0.4 million increase in non-cash stock-based compensation driven by an increase in the grant-date fair value of annual equity awards due to an increase in our stock price, and a $0.2 million increase in other employee related expenses, which were partially offset by a $0.2 million decrease in facilities and other general and administrative costs.

General and administrative expenses were $8.5 million for the six months ended June 30, 2026 compared to $5.9 million for the six months ended June 30, 2025. The $2.6 million increase was primarily attributable to the one-time recognition in the current period of approximately $1.0 million for the reimbursement of an allocated portion of legal fees and arbitration costs incurred in the 3DMed arbitration proceeding, a $0.5 million increase in non-cash stock-based compensation driven by an increase in the grant-date fair value of annual equity awards due to an increase in our stock price, a $0.5 million increase in other Company legal fees primarily driven by the 3DMed arbitration proceeding, a $0.4 million increase in employee related expenses, and a $0.2 million increase in outside services and public company costs.

Non-Operating Income

Non-operating income of $1.9 million and $0.5 million during the six months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.3 million during the three months ended June 30, 2026 and 2025, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the six months ended June 30, 2026 and 2025. Through June 30, 2026, we have only generated licensing revenue from an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

During the six months ended June 30, 2026, we received approximately $82.9 million from the exercise of 48.8 million outstanding warrants at a weighted average exercise price of $1.70 per share.

In March 2026, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $150.0 million, through an at-the-market equity offering program, or the 2026 ATM. We have not sold any shares of common stock pursuant to the 2026 ATM to date.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau, and Taiwan, which we refer to as Greater China or the 3DMed Territory. As of June 30, 2026, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of June 30, 2026, which milestones are all variable in nature and not under our control.

Funding Requirements

As of June 30, 2026, we had an accumulated deficit of $293.0 million, cash and cash equivalents of $138.3 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents will be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements, although we may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

Management's expectations with respect to its ability to fund current planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. There is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research and development programs or be unable to expand our operations or otherwise prepare for the potential regulatory approval and commercialization of our product candidates, assuming positive data.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(16,434)	$(16,400)
Financing activities	82,984	27,811
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$66,550	$11,411

Net Cash Used in Operating Activities

Net cash used in operating activities of $16.4 million during the six months ended June 30, 2026 was primarily attributable to our net loss of $18.0 million and a net change in our operating assets and liabilities of approximately $0.5 million, which were partially offset by net non-cash charges of approximately $2.1 million. The net change in our operating assets and liabilities is primarily attributable to an increase in prepaid expenses and other current assets of approximately $0.7 million, a decrease in operating lease liabilities of approximately $0.3 million, which were partially offset by an increase in accrued expenses and other current liabilities of approximately $0.4 million and an increase in accounts payable of approximately $0.1 million. Net non-cash charges were driven by $1.8 million in non-cash stock-based compensation expense and $0.3 million in non-cash lease expense.

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

Net Cash Provided by Financing Activities

We generated $83.0 million in net cash from financing activities during the six months ended June 30, 2026, which was due to approximately $82.9 million in proceeds from the exercise of warrants and approximately $0.1 million from the purchase of shares of common stock by employees under the amended and restated 2021 Employee Stock Purchase Plan, or the Amended and Restated 2021 ESPP.

We generated $27.8 million in net cash from financing activities during the six months ended June 30, 2025, which was due to approximately $23.1 million in net proceeds from the January 2025 Registered Direct Offering and $4.7 million in proceeds from the exercise of warrants.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2020, we entered into the 3D Medicines Agreement. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China.

In accordance with the terms of the 3D Medicines Agreement and a Side Letter Agreement with 3D Medicines, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines participation in the REGAL study, we had expected that 3D Medicines would begin enrolling patients in mainland China in the REGAL study in the second half of 2023 and subsequently make two development milestone payments totaling $13.0 million. Patients were enrolled in the REGAL study in Taiwan, which is part of the 3DMed Territory, prior to the second half of 2023.

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

In January 2026, the hearing on the evidence and the law was held before the HKIAC. In July 2026, the sole arbitrator in the proceeding issued a decision dismissing our claims. As permitted by HKIAC rules, the arbitrator administratively allocated a portion of 3D Medicines’ legal fees and costs in the amount of approximately $1.0 million to be paid by us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, the following directors adopted trading plans under Rule 10b5-1 of the Exchange Act.

Name	Title	Action	Date Adopted	Plan End Date	Aggregate Shares
John Varian	Director	Adoption of Rule 10b5-1 trading plan	5/15/2026	5/15/2027	12,500
David Scheinberg	Director	Adoption of Rule 10b5-1 trading plan	5/18/2026	5/18/2027	20,000
Robert Van Nostrand	Director	Adoption of Rule 10b5-1 trading plan	6/11/2026	6/11/2027	12,500

Each of these Rule 10b5-1 trading plans were adopted for the sale of up to the indicated amount of shares in order to satisfy tax obligations that arise upon the vesting of previously granted restricted stock units. These trading plans were entered into during an open insider trading window.

No other director or officer adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
10.1	Amendment to Employment Agreement by and between the Company and Dr. Angelos Stergiou, dated as of June 24, 2026.	8-K	10.1	June 25, 2026
10.2	Amended and Restated Severance and Change of Control Letter Agreement by and between the Company and John Burns, dated as of June 24, 2026.	8-K	10.2	June 25, 2026
10.3	Amended and Restated Severance and Change of Control Letter Agreement by and between the Company and Dr. Dragan Cicic, dated as of June 24, 2026.	8-K	10.3	June 25, 2026
99.1	SELLAS Life Sciences Group, Inc. 2026 Second Amended and Restated Equity Incentive Plan	S-8	99.1	June 16, 2026
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: August 11, 2026