Form 10-Q
period 2026-09-30
SELLAS Life Sciences Group, Inc.
filed 2026-11-12
CIK 1390478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
As of November 11, 2026, SELLAS Life Sciences Group, Inc. had outstanding 203,859,151 shares of common stock.

SELLAS LIFE SCIENCES GROUP, INC.
FORM 10-Q - Quarterly Report
For the Quarter Ended September 30, 2026

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. There are or will be important factors that could cause actual results to differ materially from those indicated in these statements. These factors include, but are not limited to, those factors set forth in the sections captioned "Organization and Description of Business – Overview,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on March 19, 2026 ("2025 Annual Report") and in our other public filings with the SEC, all of which you should review carefully. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$134,711	$71,793
Restricted cash and cash equivalents	100	100
Prepaid expenses and other current assets	3,763	3,318
Total current assets	138,574	75,211
Operating lease right-of-use assets	578	963
Goodwill	1,914	1,914
Deposits and other assets	25	257
Total assets	$141,091	$78,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,089	$2,948
Accrued expenses and other current liabilities	6,598	3,525
Operating lease liabilities	599	544
Total current liabilities	9,286	7,017
Operating lease liabilities, non-current	—	457
Total liabilities	9,286	7,474
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized, 203,527,833 and 153,103,459 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	20	15
Additional paid-in capital	434,876	345,844
Accumulated deficit	(303,091)	(274,988)
Total stockholders’ equity	131,805	70,871
Total liabilities and stockholders’ equity	$141,091	$78,345

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$7,029	$4,216	$18,430	$11,292
General and administrative	4,280	2,867	12,760	8,727
Total operating expenses	11,309	7,083	31,190	20,019
Loss from operations	(11,309)	(7,083)	(31,190)	(20,019)
Non-operating income:
Interest income	1,218	292	3,087	814
Total non-operating income	1,218	292	3,087	814
Net loss	$(10,091)	$(6,791)	$(28,103)	$(19,205)

Per share information:
Net loss per common share, basic and diluted	$(0.05)	$(0.06)	$(0.15)	$(0.20)
Weighted-average common shares outstanding, basic and diluted	202,437,078	108,396,260	188,143,803	98,313,970

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	201,918,874	$20	$430,636	$(293,000)	$137,656
Issuance of common stock upon the exercise of warrants	1,590,535	—	2,224	—	2,224
Issuance of common stock under employee stock purchase plan	18,424	—	84	—	84
Stock-based compensation	—	—	1,932	—	1,932
Net loss	—	—	—	(10,091)	(10,091)
Balance at September 30, 2026	203,527,833	$20	$434,876	$(303,091)	$131,805

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	153,103,459	$15	$345,844	$(274,988)	$70,871
Issuance of common stock upon the exercise of warrants	50,360,100	5	85,137	—	85,142
Issuance of common stock under employee stock purchase plan	64,274	—	150	—	150
Stock-based compensation	—	—	3,745	—	3,745
Net loss	—	—	—	(28,103)	(28,103)
Balance at September 30, 2026	203,527,833	$20	$434,876	$(303,091)	$131,805

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	100,367,113	$10	$286,678	$(260,539)	$26,149
Issuance of common stock upon warrant inducement, net of issuance costs	19,685,040	2	21,984	—	21,986
Issuance of common stock upon the exercise of warrants	4,960,356	—	3,720	—	3,720
Issuance of common stock under employee stock purchase plan	66,016	—	63	—	63
Stock-based compensation	—	—	503	—	503
Net loss	—	—	—	(6,791)	(6,791)
Balance at September 30, 2025	125,078,525	$12	$312,948	$(267,330)	$45,630

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,977,459	$7	$257,583	$(248,125)	$9,465
Issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	8,200,000	1	23,050	—	23,051
Issuance of common stock upon warrant inducement, net of issuance costs	19,685,040	2	21,984		21,986
Issuance of common stock upon the exercise of warrants	11,615,537	1	8,710	—	8,711
Issuance of common stock upon the exercise of pre-funded warrants	11,485,040	1	—	—	1
Issuance of common stock under employee stock purchase plan	115,449	—	112	—	112
Stock-based compensation	—	—	1,509	—	1,509
Net loss	—	—	—	(19,205)	(19,205)
Balance at September 30, 2025	125,078,525	$12	$312,948	$(267,330)	$45,630

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,103)	$(19,205)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	3,745	1,509
Non-cash lease expense	459	443
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(213)	(2,058)
Accounts payable	(859)	(1,195)
Accrued expenses and other current liabilities	3,073	(2,486)
Operating lease liabilities	(476)	(476)
Net cash used in operating activities	(22,374)	(23,468)
Cash flows from financing activities:
Proceeds from the exercise of common stock warrants and pre-funded warrants	85,142	8,712
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of issuance costs	—	23,051
Proceeds from warrant inducement, net of issuance costs	—	22,027
Proceeds from employee stock purchases	150	112
Net cash provided by financing activities	85,292	53,902
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	62,918	30,434
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the beginning of period	71,893	13,986
Cash, cash equivalents, restricted cash, and restricted cash equivalents at the end of period	$134,811	$44,420

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$3,087	$814
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock warrants issued in warrant inducement	$—	$30,433
Offering expenses included in accounts payable and accrued expenses and other current liabilities	$—	$41

See accompanying notes to these unaudited consolidated financial statements.

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Overview

SELLAS Life Sciences Group, Inc. (the "Company") is a late-stage clinical biopharmaceutical company focused on novel therapeutics for a broad range of cancer indications. The Company's lead product candidate, galinpepimut-S ("GPS"), is a cancer immunotherapeutic agent licensed from Memorial Sloan Kettering Cancer Center and targets the Wilms Tumor 1 protein, which is present in an array of tumor types. The Company's second product candidate is SLS009, a small molecule, highly selective cyclin-dependent kinase 9 ("CDK9") inhibitor, which the Company licensed from GenFleet Therapeutics (Shanghai), Inc. ("GenFleet"), for all therapeutic and diagnostic uses in the world outside of mainland China, Hong Kong, Macau and Taiwan ("SLS009 Territory"). Both GPS and SLS009 have potential as monotherapies or in combination with other immunotherapeutic agents to address a broad spectrum of hematologic, or blood, cancers and solid tumor indications.

2. Liquidity

During the nine months ended September 30, 2026, the Company received approximately $85.1 million from the exercise of 50.4 million outstanding warrants at a weighted average exercise price of $1.69 per share.

In March 2026, the Company entered into a sales agreement with TD Securities (USA) LLC ("TD Cowen") to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $150.0 million, through an at-the-market equity offering program (the "2026 ATM"). The Company has not sold any shares of common stock pursuant to the 2026 ATM to date.

As of September 30, 2026, the Company had cash and cash equivalents of approximately $134.7 million and restricted cash and cash equivalents of $0.1 million. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company expects its cash and cash equivalents will be sufficient to fund its current planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements, although the Company may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations and, as of September 30, 2026, has an accumulated deficit of $303.1 million. During the nine months ended September 30, 2026, the Company incurred a net loss of $28.1 million, and used $22.4 million of cash in operations. The Company expects to continue to generate operating losses and negative cash flows from operations for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company's product candidates and the achievement of a level of revenues adequate to support its cost structure.

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

Unaudited Interim Results

These consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the 2025 Annual Report. The accompanying consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2025 have been derived from the audited financial statements as of that date.

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

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments. Cash equivalents that are measured at fair value are valued using quoted prices in active markets and are categorized as Level 1. The Company did not transfer any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2026 or 2025.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2026	2025
Common stock warrants	8,122	63,690
Stock options	2,651	2,654
Restricted stock units ("RSUs")	3,310	1,713
	14,083	68,057

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

4. Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Clinical development	$2,844	$2,901
Professional fees	317	155
Insurance	299	39
Other	303	223
Prepaid expenses and other current assets	$3,763	$3,318

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Clinical development	$3,663	$1,540
Compensation and related benefits	1,569	1,753
Professional fees	1,279	190
Other	87	42
Accrued expenses and other current liabilities	$6,598	$3,525

5. Commitments and Contingencies

Leases

The Company has a non-cancelable operating lease for certain executive, administrative, and general business office space for its headquarters in New York, New York, which commenced on June 5, 2020, was

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
amended in February 2022 to add additional space, and expires on September 30, 2027. The Company assessed the lease amendment for the additional space and determined it should be accounted for as a separate contract.

The weighted average discount rate of the Company's operating leases under FASB Topic ASC 842, Leases ("ASC 842") as of September 30, 2026 was approximately 13%. As of September 30, 2026, the leases have a remaining term of 1.0 year.

Rent expense related to the Company's operating leases was $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company made cash payments related to its operating leases of approximately $0.2 million for each of the three months ended September 30, 2026 and 2025, and approximately $0.5 million for each of the nine months ended September 30, 2026 and 2025.

Future minimum lease payments are as follows as of September 30, 2026 (in thousands):

Future minimum lease payments:
2026 (remaining)	$158
2027	477
Total future minimum lease payments	635
Less: imputed interest	(36)
Current operating lease liabilities	$599

Exclusive License Agreement with GenFleet Therapeutics (Shanghai), Inc.

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

On December 20, 2023, the Company commenced a binding arbitration proceeding against 3D Medicines, Inc. ("3D Medicines"), administered by the Hong Kong International Arbitration Centre ("HKIAC") and governed by

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
New York State law in accordance with the dispute resolution provisions in the 3D Medicines Agreement (as defined below). The arbitration proceeding involved, among other things, the trigger and payment of the relevant milestone payments due to the Company as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory (as defined below), and particularly in mainland China. On July 24, 2026, the sole arbitrator issued a decision dismissing the Company's claims. As permitted by HKIAC rules, the arbitrator administratively allocated a portion of 3D Medicines' legal fees in the amount of approximately $0.7 million plus other arbitrator and HKIAC administrative fees in the amount of $0.3 million, which were paid by the Company during the third quarter of 2026. The Company recognized a total charge to operating loss of approximately $1.0 million during the nine months ended September 30, 2026 as a component of general and administrative expenses.

As of September 30, 2026, there was no pending or threatened litigation.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. There were no preferred shares outstanding as of September 30, 2026 and December 31, 2025.

Common Stock

The Company has authorized up to 350,000,000 shares of common stock, $0.0001 par value per share, for issuance.

As of September 30, 2026, the Company has shares of common stock reserved for future issuance as follows (in thousands):

Warrants outstanding	8,122
Stock options outstanding	2,651
RSUs outstanding	3,310
Shares reserved for future issuance under the 2026 Amended and Restated Equity Incentive Plan	18,957
Shares reserved for future issuance under the Amended and Restated 2021 Employee Stock Purchase Plan	700
Total common stock reserved for future issuance	33,740

7. Warrants to Acquire Shares of Common Stock

Warrants Outstanding

The following is a summary of the activity of the Company's warrants to acquire shares of common stock for the nine months ended September 30, 2026 (in thousands except per share data):

Warrant Issuance	Outstanding, December 31, 2025	Exercised	Outstanding, September 30, 2026	Exercise Price per Share	Expiration
Warrants classified as equity:
October 2025 Inducement Warrants	22,364	(18,300)	4,064	$2.00	October 2030
September 2025 Inducement Warrants	19,685	(19,685)	—	$1.88	March 2031
March 2024 Registered Direct Offering	6,514	(3,415)	3,099	$1.41	September 2029
Other	9,919	(8,960)	959	$1.72	April 2027 - January 2029
	58,482	(50,360)	8,122

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Subsequent to September 30, 2026, approximately 325,000 outstanding warrants were exercised at a weighted average exercise price of $1.41 per share for proceeds of approximately $0.5 million.

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

The Company has evaluated the 3D Medicines Agreement under ASC Topic 606, Revenue From Contracts with Customers, and has recognized a total of $10.5 million as licensing revenue in previous years for the upfront payment and certain technology transfer and regulatory milestones. There is $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remaining under the 3D Medicines Agreement as of September 30, 2026, which milestones are variable in nature and not under the Company's control. At the end of each reporting period, the Company reevaluates the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will recognize adjustments on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For the sales-based royalties, the Company will recognize revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

There was no licensing revenue recognized during the nine months ended September 30, 2026 and 2025. There was no cost of licensing revenue recognized during the nine months ended September 30, 2026 and 2025.

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

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
2026 Amended and Restated Equity Incentive Plan (formerly, the 2023 Amended and Restated Equity Incentive Plan)

On September 10, 2019, the 2019 Equity Plan was approved by the stockholders of the Company. On June 20, 2023, an amendment to the 2019 Equity Plan was approved by the stockholders of the Company, which amended and restated the 2019 Equity Plan (as amended and restated, the "2023 Amended and Restated Equity Incentive Plan") to increase the number of shares of common stock authorized for issuance by 3,000,000 shares. On June 16, 2026, an amendment to the 2023 Amended and Restated Equity Incentive Plan was approved by the stockholders of the Company (as amended and restated, the "2026 Amended and Restated Equity Incentive Plan") to increase the number of shares of common stock authorized for issuance under the 2023 Amended and Restated Equity Incentive Plan by 20,000,000 shares.

As of September 30, 2026, an aggregate of approximately 24,919,000 shares of common stock were authorized for issuance under the 2026 Amended and Restated Equity Incentive Plan in connection with stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. After taking into account shares subject to outstanding equity awards, approximately 18,957,000 shares of common stock remain reserved for the future grant of new awards under the 2026 Amended and Restated Equity Incentive Plan as of September 30, 2026.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$243	$110	$733	$333
General and administrative	1,689	393	3,012	1,176
Total stock-based compensation	$1,932	$503	$3,745	$1,509

Options to Purchase Shares of Common Stock

The following table summarizes stock option activity of the Company for the nine months ended September 30, 2026:

	Total Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2025	2,651	$3.19
Granted	4	13.22
Canceled	(4)	0.91
Outstanding at September 30, 2026	2,651	$3.21	6.68	$25,870
Vested and exercisable at September 30, 2026	1,998	$3.91	6.29	$18,518

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2026 were calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on September 30, 2026 of $12.31 per share. The aggregate intrinsic value equals the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying stock options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its stock options granted. The weighted average assumptions used during the three and nine months ended September 30, 2026 and 2025, were as follows:

SELLAS LIFE SCIENCES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk free interest rate	4.62%	n/a	4.62%	4.25%
Volatility	113.83%	n/a	113.83%	122.43%
Expected term (years)	6.25	n/a	6.25	6.17
Expected dividend yield	—%	n/a	—%	—%

The weighted-average grant date fair value of options granted during the three months ended September 30, 2026 was $11.45 per share. There were no options granted during the three months ended September 30, 2025. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $11.45 and $0.85, respectively.

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

As of September 30, 2026, there was approximately $0.6 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of the Company’s operating expenses over a weighted-average period of 1.9 years.

Time-vested RSUs and RSUs with Performance Conditions

The following table summarizes RSU activity of the Company for the nine months ended September 30, 2026:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	897	$1.09
Granted	2,430	$5.57
Canceled	(17)	$2.44
Unvested at September 30, 2026	3,310	$4.37

As of September 30, 2026, there was approximately $11.2 million of unrecognized compensation cost related to outstanding RSUs that is expected to be recognized as a component of the Company's operating expenses over a weighted-average period of 3.0 years. No RSUs vested during the nine months ended September 30, 2026.

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

On June 17, 2025, an amendment to the 2021 ESPP was approved by the stockholders of the Company, which amended and restated the 2021 ESPP (as amended and restated, the "Amended and Restated 2021 ESPP") to increase the number of shares of common stock available for sale under the 2021 ESPP by 800,000 shares.

During the nine months ended September 30, 2026, 64,274 shares of common stock were purchased by employees under the Amended and Restated 2021 ESPP for proceeds of approximately $0.2 million. There are approximately 700,000 shares of common stock reserved for issuance under the Amended and Restated 2021 ESPP as of September 30, 2026.

10. Related Party Transactions

On September 20, 2026, the Company and the Memorial Sloan Kettering Cancer Center ("MSKCC") entered into a Sponsored Research Agreement (the "MSKCC Research Agreement") to conduct research with David A. Scheinberg, MD, PhD as the principal investigator who is also a member of the Company's Board of Directors. The Company has agreed to make payments with a total amount of approximately $0.1 million pursuant to the MSKCC Research Agreement.

11. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2026 through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025, respectively, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission, or SEC, on March 19, 2026, or our 2025 Annual Report, and our other public reports filed with the SEC.

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

We have an ongoing open label randomized Phase 3 clinical trial, the REGAL study, for GPS monotherapy in patients with acute myeloid leukemia, or AML, in the maintenance setting after achievement of second complete remission, or CR2, following successful completion of second-line antileukemic therapy. Patients are randomized to receive either GPS or best available treatment, or BAT. We expect this study will be used as the basis for submission of a Biologics License Application, or BLA, subject to a statistically significant and clinically meaningful trial outcome and agreement with the U.S. Food and Drug Administration, or the FDA. The primary endpoint of the REGAL study is overall survival, or OS. We planned to enroll approximately 125 to 140 patients at approximately 95 clinical sites in North America, Europe and Asia with a planned interim safety, efficacy and futility analysis after 60 events (deaths). In March 2024, we announced the completion of enrollment. In December 2024, we announced that the pre-specified threshold of 60 events (deaths) per the protocol had been reached, triggering the interim analysis to be conducted by the Independent Data Monitoring Committee, or IDMC. In January 2025, we announced that the IDMC had completed the pre-specified interim analysis of the REGAL study and had recommended that the study continue without modifications. On October 28, 2026, we announced that the pre-specified threshold of 80 events (deaths) had been reached, triggering the final analysis of the REGAL study. We will proceed with database lock, unblinding of the study data, and statistical analysis of the primary endpoint. Upon completion of this analysis, we expect to announce the preliminary topline primary endpoint results from the trial in accordance with the study's pre-specified statistical analysis plan in November 2026.

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

We completed a Phase 1 dose-escalating clinical trial in the United States and China for SLS009 in mid-2023 and reported positive safety and efficacy data for both patient cohorts, that is relapsed and/or refractory, or r/r, AML and refractory lymphoma. We also established in the trial a recommended Phase 2 dose, or RP2D, of 60 mg once weekly or 30 mg twice weekly for AML and 100 mg once weekly for lymphomas.

In the second quarter of 2023, we commenced an open label, single arm, multi-center Phase 2a clinical trial with SLS009 in combination with venetoclax and azacitidine, or aza/ven, in patients with AML who failed or did not respond to treatment with venetoclax-based therapies. The trial evaluated safety, tolerability, and efficacy at two dose levels of SLS009, 45 mg once weekly, and 60 mg once weekly or 30 mg twice weekly, in combination with aza/ven. In December 2024, we announced positive data from the first three cohorts in the Phase 2a trial.

In July 2025, we announced that the Phase 2 trial of SLS009 in r/r AML met all primary endpoints and that we received FDA guidance to advance into a first-line therapy study. The overall response rate, or ORR, in 54 evaluable patients was 33% across all cohorts and dose levels, 40% for the 30 mg twice weekly, or BIW, dose level, and 44% in the 30 mg BIW dose among patients with myelodysplasia-related molecular mutations, or AML MR, all exceeding the pre-specified ORR threshold of 20%. The highest efficacy was observed among patients with ASXL1 mutations, with an ORR of 50% (9/18) at the 30 mg BIW dose level, and AML MR with Myelomonocytic/Myelomonoblastic markers, or M4/M5 per FAB classification, patients with an ORR of 50% (6/12). The median overall survival, or mOS, in the least pretreated cohort of patients with median of one prior line of therapy reached 8.9 months in patients with AML MR and 8.8 months in patients r/r to venetoclax-based regimens at a 30 mg BIW dose level, surpassing the historical benchmark of ~2.4 months. SLS009 was well-tolerated with no new safety signals observed. No dose-limiting toxicities were observed across all dose levels.

In November 2026, we announced that data from our completed Phase 2 study of SLS009 for the treatment of r/r AML will be presented at the 68th American Society of Hematology (ASH) Annual Meeting and Exposition. Key outcomes of the SLS009 dose-ranging study in combination with azacitidine and venetoclax:

•Population: 62 heavily pretreated patients whose AML relapsed or did not respond after venetoclax-based therapy. Median age was 70, and median number of prior lines was 2, with up to 8. High-risk mutations were common: ASXL1 41%, RUNX1 33%, TP53 29%.
•Successfully Overcomes Venetoclax Resistance: SLS009 targets two primary drivers of venetoclax resistance: TP53 mutations and MCL-1 reliance. The combination demonstrates robust anti-leukemic activity in difficult-to-treat genetic and phenotypic populations following venetoclax failure.
•Efficacy, All Doses (n=59): ORR 34% (12 CR/CRi, 8 MLFS) — 38% in AML-MR, 44% in monocytic AML and 36% in TP53-mutated AML.
•Efficacy at the Selected Dose (30 mg twice weekly): Patients with monocytic AML achieved a 54% ORR with a median overall survival (mOS) of 5.8 months and patients with TP53-mutated AML achieved a 57% ORR and a mOS of 8.8 months, comparing favorably to historical outcomes in these adverse-risk settings of ~2.5 months.
•Safety: Adding SLS009 to Aza/Ven was well tolerated with limited additive toxicities or treatment-related deaths. Non-hematologic treatment-related adverse events were predominantly mild (Grade 1/2) nausea and diarrhea.
Following a productive end of Phase 2 meeting, the FDA recommended that we proceed into a clinical trial to include newly diagnosed, first-line AML patients eligible for aza/ven therapy, where the FDA noted clinical benefit might be greatest. The randomized 80-patient Phase 2 clinical trial is currently ongoing and began enrollment in the first quarter of 2026. As of November 5, 2026, there were 40 patients enrolled in the randomized Phase 2 clinical trial of SLS009 in the newly diagnosed, first-line AML setting and enrollment is ongoing in the U.S. The clinical trial will include two groups: predictive biomarker cohort (newly diagnosed patients unlikely to benefit from standard aza/ven therapy based on molecular profiling) and early venetoclax resistance cohort (patients who initiate treatment with aza/ven, but demonstrate confirmed lack of any response after two treatment cycles).

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

For SLS009, the FDA granted ODD in AML and peripheral T-cell lymphoma, or PTCL, and Fast Track designations for r/r AML and r/r PTCL. The FDA granted RPD designation to SLS009 for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in June 2024 and the FDA granted RPD designation to SLS009 for the treatment of pediatric AML in July 2024. Also, the EMA granted orphan medicines designations for SLS009 in AML and in PTCL in June 2024 and July 2024, respectively.

Components of Results of Operations

Research and Development

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

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

•expenses relating to certain medical affairs activities which directly support clinical development, including those associated with scientific engagement, medical congress activities, publication planning, or the analysis and dissemination of clinical data;

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

Research and development activities are central to our business model. Oncology product candidates in the later stages of clinical development generally have higher development costs than those in the earlier stages of clinical development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase for the foreseeable future as we conduct and complete our ongoing early- and late-stage clinical trials and initiate additional clinical trials.

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

Critical Accounting Policies and Estimates

In the 2025 Annual Report, we disclosed our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies and estimates since December 31, 2025 that are not included in Note 3 of the accompanying consolidated financial statements for the nine months ended September 30, 2026. Readers are encouraged to read the 2025 Annual Report in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following tables summarize our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$7,029	$4,216	$2,813
General and administrative	4,280	2,867	1,413
Total operating expenses	11,309	7,083	4,226
Operating loss	(11,309)	(7,083)	(4,226)
Non-operating income	1,218	292	926
Net loss	$(10,091)	$(6,791)	$(3,300)

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$18,430	$11,292	$7,138
General and administrative	12,760	8,727	4,033
Total operating expenses	31,190	20,019	11,171
Loss from operations	(31,190)	(20,019)	(11,171)
Non-operating income	3,087	814	2,273
Net loss	$(28,103)	$(19,205)	$(8,898)

Further analysis of the changes and trends in our operating results is discussed below.

Research and Development

Research and development expenses were $7.0 million for the three months ended September 30, 2026 compared to $4.2 million for the three months ended September 30, 2025.

	Three Months Ended September 30,
	2026	2025	Change
External clinical trial expenses:
GPS	$991	$1,239	$(248)
SLS009	2,651	952	1,699
Employee related expenses	783	757	26
Stock-based compensation	243	110	133
Clinical and regulatory consulting	1,869	597	1,272
Manufacturing and clinical drug supply	307	386	(79)
Facilities and other	185	175	10
Total research and development expenses	$7,029	$4,216	$2,813

The increase in research and development expenses of approximately $2.8 million was primarily attributable to the following:

•$1.7 million of increased external clinical trial expenses related to SLS009 driven by the timing of enrollment in our randomized Phase 2 clinical trial of newly diagnosed, first-line AML patients; and
•$1.3 million of increased clinical and regulatory consulting costs as we prepare for a potential BLA filing for GPS following final analysis of the REGAL study; which were partially offset by
•$0.2 million of decreased external clinical trial expenses related to GPS driven by the timing of costs incurred with our contract research organization as we approach the upcoming final analysis of the REGAL study.

Research and development expenses were $18.4 million for the nine months ended September 30, 2026 compared to $11.3 million for the nine months ended September 30, 2025.

	Nine Months Ended September 30,
	2026	2025	Change
External clinical trial expenses:
GPS	$3,098	$2,928	$170
SLS009	5,056	2,987	2,069
Employee related expenses	2,460	2,317	143
Stock-based compensation	733	333	400
Clinical and regulatory consulting	3,606	1,487	2,119
Manufacturing and clinical drug supply	2,947	750	2,197
Facilities and other	530	490	40
Total research and development expenses	$18,430	$11,292	$7,138

The increase in research and development expenses of approximately $7.1 million was primarily attributable to the following:

•$2.2 million of increased manufacturing costs as we prepare for a potential BLA filing for GPS following final analysis of the REGAL study;
•$2.1 million of increased clinical and regulatory consulting costs as we prepare for a potential BLA filing for GPS following final analysis of the REGAL study;
•$2.1 million of increased external clinical trial expenses related to SLS009 driven by the timing of enrollment in our randomized Phase 2 clinical trial of newly diagnosed, first-line AML patients;
•$0.4 million of increased non-cash stock-based compensation driven by increases in the grant-date fair value of equity awards driven by increases in our stock price;
•$0.2 million of increased external clinical trial expenses related to GPS driven by the timing of costs incurred with our contract research organization as we approach the upcoming final analysis of the REGAL study; and
•$0.1 million of increased employee related expenses.

We anticipate that our research and development expenses will increase in the future as we continue to prepare for a potential BLA filing for GPS following the upcoming final analysis of the REGAL study and advance our Phase 2 clinical trial for SLS009 in newly diagnosed, first-line AML patients.

General and Administrative

General and administrative expenses were $4.3 million for the three months ended September 30, 2026 compared to $2.9 million for the three months ended September 30, 2025. The $1.4 million increase was primarily attributable to a $1.3 million increase in non-cash stock-based compensation driven by an increase in the grant-date fair value of annual equity awards due to an increase in our stock price and a $0.1 million increase in outsourced consulting costs as we prepare for a potential commercialization of GPS following final analysis of the REGAL study.

General and administrative expenses were $12.8 million for the nine months ended September 30, 2026 compared to $8.7 million for the nine months ended September 30, 2025. The $4.1 million increase was primarily attributable to a $1.8 million increase in non-cash stock-based compensation driven by an increase in the grant-date fair value of annual equity awards due to an increase in our stock price, the one-time recognition in the current period of approximately $1.0 million for the reimbursement of an allocated portion of legal fees and arbitration costs incurred in the 3D Medicines arbitration proceeding, a $0.5 million increase in outsourced consulting costs as we prepare for a potential commercialization of GPS following final analysis of the REGAL study, a $0.5 million increase in other Company legal fees primarily driven by the 3D Medicines arbitration proceeding, and a $0.5 million increase in employee related expenses; which were partially offset by a $0.2 million decrease in other general and administrative costs.

Non-Operating Income

Non-operating income of $3.1 million and $0.8 million during the nine months ended September 30, 2026 and 2025, respectively, and $1.2 million and $0.3 million during the three months ended September 30, 2026 and 2025, respectively, was related to interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We did not generate any revenue from product sales during the nine months ended September 30, 2026 and 2025. Through September 30, 2026, we have only generated licensing revenue from an exclusive license agreement, or the 3D Medicines Agreement, with 3D Medicines Inc., or 3D Medicines. Since inception, we have incurred net losses, used net cash in our operations, and have funded substantially all of our operations through proceeds of the sale of equity securities and convertible notes.

Sources of Liquidity

During the nine months ended September 30, 2026, we received approximately $85.1 million from the exercise of 50.4 million outstanding warrants at a weighted average exercise price of $1.69 per share.

In March 2026, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $150.0 million, through an at-the-market equity offering program, or the 2026 ATM. We have not sold any shares of common stock pursuant to the 2026 ATM to date.

In December 2020, together with our wholly-owned subsidiary, SLSG Limited, LLC, we entered into the 3D Medicines Agreement pursuant to which we granted 3D Medicines a sublicensable royalty-bearing license under certain intellectual property owned or controlled by us, to develop, manufacture and have manufactured, and commercialize GPS and heptavalent GPS product candidates for all therapeutic and other diagnostic uses in mainland China, Hong Kong, Macau, and Taiwan, which we refer to as Greater China or the 3DMed Territory. As of September 30, 2026, we have received $10.5 million in upfront payments and certain technology transfer and regulatory milestones. A total of $191.5 million in potential future development, regulatory, and sales milestones, not including future royalties, remains under the 3D Medicines Agreement as of September 30, 2026, which milestones are all variable in nature and not under our control.

Funding Requirements

As of September 30, 2026, we had an accumulated deficit of $303.1 million, cash and cash equivalents of $134.7 million and restricted cash and cash equivalents of $0.1 million. We expect that our cash and cash equivalents will be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements, although we may pursue additional capital resources through public or private equity or debt financings or by entering into additional license agreements or collaborations with other companies.

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

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(22,374)	$(23,468)
Financing activities	85,292	53,902
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$62,918	$30,434

Net Cash Used in Operating Activities

Net cash used in operating activities of $22.4 million during the nine months ended September 30, 2026 was primarily attributable to our net loss of $28.1 million and a net change in our operating assets and liabilities of approximately $1.5 million, which were partially offset by net non-cash charges of approximately $4.2 million. The net change in our operating assets and liabilities is primarily attributable to an increase in accrued expenses and other current liabilities of approximately $3.1 million, which were partially offset by a decrease in accounts payable of $0.9 million, an increase in prepaid expenses and other assets of approximately $0.2 million, and a decrease in operating lease liabilities of approximately $0.5 million. Net non-cash charges were driven by $3.7 million in non-cash stock-based compensation expense and $0.5 million in non-cash lease expense.

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

Net Cash Provided by Financing Activities

We generated $85.3 million in net cash from financing activities during the nine months ended September 30, 2026, which was due to approximately $85.1 million in proceeds from the exercise of warrants and approximately $0.2 million from the purchase of shares of common stock by employees under the amended and restated 2021 Employee Stock Purchase Plan, or the Amended and Restated 2021 ESPP.

We generated $53.9 million in net cash from financing activities during the nine months ended September 30, 2025, which was due to approximately $23.1 million in net proceeds from the January 2025 registered direct offering, $22.0 million in net proceeds from the September 2025 warrant inducement transaction, $8.7 million in proceeds from the exercise of warrants, and approximately $0.1 million from the purchase of shares of common stock by employees under the 2021 Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements as of September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and our principal financial officer (the “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2020, we entered into the 3D Medicines Agreement. In November 2022, we announced that we had agreed with 3D Medicines for 3D Medicines to participate in the REGAL study through the inclusion of approximately 20 patients from mainland China.

In accordance with the terms of the 3D Medicines Agreement and a Side Letter Agreement with 3D Medicines, which together with the 3D Medicines Agreement, details the terms and conditions of 3D Medicines' participation in the REGAL study, we had expected that 3D Medicines would begin enrolling patients in mainland China in the REGAL study in the second half of 2023 and subsequently make two development milestone payments totaling $13.0 million. Patients were enrolled in the REGAL study in Taiwan, which is part of the 3DMed Territory, prior to the second half of 2023.

On December 20, 2023, we commenced a binding arbitration proceeding against 3D Medicines, administered by the Hong Kong International Arbitration Centre, or HKIAC, and governed by New York State law as per the 3D Medicines Agreement. The arbitration proceeding involved, among other things, the trigger and payment of the relevant milestone payments due to us as well as 3D Medicines’ failure to use commercially reasonable best efforts to develop GPS in the 3DMed Territory, and particularly in mainland China. We engaged an international law firm with expertise in mainland China to assist us with the arbitration proceeding.

In January 2026, the hearing on the evidence and the law was held before the HKIAC. In July 2026, the sole arbitrator in the proceeding issued a decision dismissing our claims. As permitted by HKIAC rules, the arbitrator administratively allocated a portion of 3D Medicines’ legal fees and costs in the amount of approximately $1.0 million paid by us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

No director or officer adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit #	Description	Form	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Registrant (formerly, Galena Biopharma, Inc.) amended as of December 27, 2017	10-K	3.1	April 13, 2018
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.3	January 5, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plans or arrangements.
**	Filed herewith
***	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLAS Life Sciences Group, Inc.

By:	/s/ Angelos M. Stergiou

Angelos M. Stergiou, MD, ScD h.c.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026

By:	/s/ John T. Burns

John T. Burns, CPA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: November 12, 2026